Form 10-Q
period 2006-03-31
ELANDIA, INC.
filed 2006-12-14
CIK 1352819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-51805

ELANDIA, INC.

(Exact name of registrant as specified in its charter)

Delaware	71-0861848
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1500 Cordova Road

Suite 312

Fort Lauderdale, FL 33316

(Address of principal executive offices, including zip code)

(954) 728-9090

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter time period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☒

As of October 31, 2006, the registrant had 13,060,314 shares of common stock, $.00001 par value per share, outstanding.

ELANDIA, INC. AND SUBSIDIARIES

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELANDIA, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(Unaudited)	(Note 3)
ASSETS
Current Assets
Cash	$797,054	$322,024
Accounts Receivable, Net	6,200,872	271,973
Inventories	3,762,118	281,602
Assets from Discontinued Operations	3,406	452,131
Prepaid Expenses	861,576	—
Other Current Assets	346,469	252,680
Deferred Tax Asset – Current Portion	146,701	—

Total Current Assets	12,118,196	1,580,410
Property, Plant and Equipment, Net	9,191,338	5,784,190
Acquisition Costs – Datec	—	896,459
Deferred Tax Asset	735,156	—
Wireless Licenses	1,423,239	823,239
Customer Lists, Net	4,077,426	—
Contract Rights, Net	5,955,482	—
Goodwill	10,454,629	—

Total Assets	$43,955,466	$9,084,298

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$6,279,923	$1,503,846
Accrued Expenses	4,785,583	1,014,872
Current Portion of Long-Term Debt	86,867	56,700
Line of Credit	1,640,667	1,440,667
Capital Lease Obligations	118,459	—
Income Taxes Payable	1,932,009	—
Advances from Related Party	125,047	—
Deferred Revenue	729,045	—
Deferred Gain on Sale Leaseback – Related Party	336,716	—
Liabilities from Discontinued Operations	1,346,862	1,370,428

Total Current Liabilities	17,381,178	5,386,513
Long-Term Liabilities
Long-Term Debt and Capital Lease Obligations (includes $1,500,000 related party debt at March 31, 2006)	2,361,603	760,120
Secured Revolver Note-Related Party	—	2,500,000
Promissory Note – Related Party	—	300,000
Revolver Facility – Related Party	—	8,500,000
Accrued Interest – Related Party	—	1,934,663
Deferred Tax Liability	42,093	—
Deferred Gain on Sale Leaseback, Net of Current Portion – Related Party	869,308	—
Other Liabilities	441,466	—

Total Long-Term Liabilities	3,714,470	13,994,783

TOTAL LIABILITIES	$21,095,648	$19,381,296

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	$1,029,738	$1,038,591

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common Stock, $.00001 par value; 50,000,000 shares authorized; 13,394,065 and 7,464,470 shares issued and 13,036,314 and 7,464,470 shares outstanding at March 31, 2006 and December 31, 2005, respectively	130	74
Additional Paid-In Capital	41,462,606	7,242,917
Accumulated Deficit	(19,836,876)	(18,578,580)
Foreign Currency Translation Adjustment	204,220	—

TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	$21,830,080	$(11,335,589)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$43,955,466	$9,084,298

The accompanying notes are an integral part of these consolidated condensed financial statements.

ELANDIA, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
	(Note 3)
REVENUE (including $4,523,757 from subsidiary in which Company owns 50% interest. See Note 3)	$8,104,208	$1,861,733
COSTS AND EXPENSES
Cost of Revenue	4,067,533	725,111
Operating Expenses	1,559,056	277,003
General and Administrative Expenses	2,433,626	847,407
Depreciation	472,883	147,211
Amortization	413,161	—

Total Costs and Expenses	8,946,259	1,996,732

OPERATING LOSS	(842,051)	(134,999)
OTHER (EXPENSE) INCOME
Interest Expense	(220,885)	(225,230)
Other	6,595	—
Gain on Sales Leaseback	56,119	—
Foreign Currency Exchange Gain	158,366	—

Total Other Income (Expense)	195	(225,230)

NET LOSS BEFORE INCOME TAX	(841,856)	(360,229)
Income Tax Expense	(170,243)	—
Minority Interest in Net Profit After Tax	(223,801)	—

LOSS FROM CONTINUING OPERATIONS	(1,235,900)	(360,229)
LOSS FROM DISCONTINUED OPERATIONS	(22,396)	(7,527,142)

NET LOSS	$(1,258,296)	$(7,887,371)

Basic and Diluted Loss from Continuing Operations per Common Share	$(0.11)	$(.05)
Basic and Diluted Loss from Discontinued Operations per Common Share	(0.00)	(1.01)
Basic and Diluted Net Loss per Common Share	(0.11)	(1.06)

Weighted Average Number of Shares Outstanding, Basic and Diluted	11,117,123	7,464,470

OTHER COMPREHENSIVE LOSS, NET OF TAX
Net Loss	$(1,258,296)	$(7,887,371)
Foreign Currency Translation Adjustments	204,220	—

Comprehensive Loss	$(1,054,076)	$(7,887,371)

The accompanying notes are an integral part of these consolidated condensed financial statements.

ELANDIA, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Equity	Total Stockholders’ (Deficiency) Equity
	Shares	Amount
BALANCES - December 31, 2005	*4,725,462	$47	$5,314,134	$(18,578,580)	$—	$(13,264,399)
Exchange of common stock with SVCH to effect common control merger of AST	2,739,008	27	1,928,783	—	—	1,928,810

Restated balances at December 31, 2005 reflecting common control merger	7,464,470	74	7,242,917	(18,578,580)	—	(11,335,589)
Contribution of debt to capital from SVCH	—	—	13,357,886	—	—	13,357,886
Issuance of common stock for acquisition of the minority interest in AST	1,486,718	15	5,541,593	—	—	5,541,608
Issuance of common stock for the acquisition of Datec’s subsidiaries	4,085,126	41	15,320,210	—	—	15,320,251
Foreign currency translation adjustment	—	—	—	—	204,220	204,220
Net loss for the three months ended	—	—	—	(1,258,296)	—	(1,258,296)

BALANCES - March 31, 2006	13,036,314	$130	$41,462,606	$(19,836,876)	$204,220	$21,830,080

*	Adjusted for rounding difference as a result of reverse split.

The accompanying notes are an integral part of these consolidated condensed financial statements.

ELANDIA, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
	(Note 3)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,258,296)	$(7,887,371)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	472,883	147,211
Amortization	413,162	—
Loss on Sale of Machinery and Equipment	—	1,500,000
Reorganization Value Impairment Charge	—	4,678,629
Minority Interest	223,801	—
Bad Debt Expense (Recovery)	(113,000)	—
Foreign Currency Exchange Gain	(158,366)	—
Gain on Sale Leaseback	(56,119)	—
Changes in Operating Assets and Liabilities:
Accounts Receivable	1,601,001	1,931,643
Assets from Discontinued Operations	448,725	500,475
Liabilities from Discontinued Operations	(23,566)	—
Accounts Payable	(7,036,383)	(1,350,105)
Accrued Expenses	4,011,260	275,051
Income Taxes Payable	179,631	—
Inventories	(155,576)	—
Other Current Assets	172,549	—
Prepaid Expenses	36,873	—
Deferred Revenue	202,477	—

TOTAL ADJUSTMENTS	219,352	7,682,904

NET CASH USED IN OPERATING ACTIVITIES	(1,038,944)	(204,467)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Acquired in Business Acquisition	252,153	—
Acquisition Costs Incurred	(504,544)	—
Purchases of Property and Equipment	(247,070)	(520,707)

NET USED IN INVESTING ACTIVITIES	(499,461)	(520,707)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from Related Parties	125,047	—
Proceeds from Promissory Note-Related Party	1,500,000	1,200,000
Proceeds from Line of Credit	200,000	—
Principal Payments of Long-Term Debt and Capital Lease Obligations	(45,175)	(143,178)
Proceeds from Other Long-Term Debt	227,595	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,007,467	1,056,822

Effect of exchange rate changes on cash and cash equivalents	5,968	—

NET INCREASE IN CASH	475,030	331,648
CASH – Beginning	322,024	831,817

CASH – Ending	$797,054	$1,163,465

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid During the Periods For:
Interest	$77,717	$505
Taxes	810	810
Acquisition of Operating Subsidiaries of Datec Group, Ltd. (See Note 3 – Principles of Consolidation):
Cash acquired in acquisition	252,153	—
Accounts receivable	7,416,900	—
Prepaid expenses and other current assets	1,164,786	—
Inventory	3,324,940	—
Current liabilities	(12,628,587)	—
Taxes Payable	(1,752,378)	—
Long term liabilities	(1,645,411)	—
Minority interest	(805,937)	—
Goodwill recognized in business acquisition	7,357,814	—
Intangible assets recognized with business acquisition	8,187,344	—
Other assets	823,628	—
Property, plant and equipment	3,624,999	—

Total non-cash consideration	$15,320,251	$—

Acquisition of Minority Interest in AST:
Wireless licenses	$600,000	$—
Customer lists	1,176,875	—
Contract rights	1,081,850	—
Goodwill	1,641,227	—
Other assets	1,041,656	—

	$5,541,608	$—

The accompanying notes are an integral part of these consolidated condensed financial statements.

ELANDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - Organization and Business

Company

Elandia, Inc. (“Elandia”) was organized on July 27, 2001 as a Delaware corporation under the name Centra Industries, Inc. Originally, Elandia served as a holding company for its subsidiaries in the communications industry and the underground boring and construction business, inclusive of its main operating subsidiary Midwest Cable Communications of Arkansas, Inc. (“Midwest”).

On August 1, 2003, Midwest, its underground boring and construction business, became insolvent and filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the Western District of Arkansas. On January 8, 2004, Elandia also filed a voluntary petition for reorganization under the Bankruptcy Code in the Bankruptcy Court. From August 1, 2003 to September 13, 2004, Elandia operated its business and managed its assets in the ordinary course effectively as debtor-in-possession, and obtained Bankruptcy Court approval for transactions outside the ordinary course of business. By order dated September 14, 2004 (the “Confirmation Date”), the Bankruptcy Court confirmed the Joint Plan of Reorganization of Elandia and Midwest (the “Plan”). Accordingly, on September 14, 2004, Elandia emerged from bankruptcy under Chapter 11 of the Bankruptcy Code. Pursuant to the Plan, Elandia cancelled all then outstanding shares of its common stock, issued 108,000 new shares of common stock and paid $110,000 to its unsecured creditors. Also, under the Plan, Stanford Venture Capital Holdings, Inc., Elandia’s debtor-in-possession lender (“SVCH”), converted approximately $2,600,000 of its secured claims into 2,038,500 shares of common stock and warrants to purchase 1,876,500 shares of common stock. These warrants, exercisable at $.0001 per share, were all exercised during 2004.

On January 31, 2006, Elandia acquired AST Telecom, LLC, a provider of wireless telephone services in American Samoa (“AST”). In connection with this acquisition, Elandia issued 2,739,008 shares of its common stock to Stanford International Bank Limited, an affiliate of SVCH (or its designee), for its 64.8% ownership interest in AST, and 1,486,718 shares of common stock to the other member of AST (or its designee), for its 35.2% ownership interest in AST. AST was organized on July 15, 2002 and registered as a foreign entity with a permit to transact business in the Territory of American Samoa. AST’s primary business activity is the provision of wireless telephone and internet services and sales of related equipment. AST’s headquarters are in Nuu’uli, American Samoa.

On February 1, 2006, Elandia completed an arrangement under the laws of New Brunswick, Canada, with Datec Group Ltd., a New Brunswick corporation (“Datec”), in which Elandia acquired the South Pacific operations of Datec. In connection with the arrangement, Elandia issued 4,085,126 shares of common stock to the stockholders of Datec to acquire certain operating subsidiaries. Datec conducts operations in the South Pacific focusing on the marketing and distribution of information technology products, software and services. Datec principally operates through divisions as follows:

•	Distribution and sale of computer and telecommunications hardware and software;

•	The hosting of client hardware and software services including providing of technical support and services for the technology industry;

•	Software application design and development; and

•	Provision of professional consulting services.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year. (See Note 3. Significant Accounting Policies – Principles of Consolidation).

These unaudited consolidated condensed financial statements should be read in conjunction with the separate financial statements and notes thereto for the fiscal year ended December 31, 2005 included in Elandia’s Form 10/A, which was filed on August 25, 2006. The accounting policies used in preparing these unaudited consolidated condensed financial statements are consistent with those described in the December 31, 2005 financial statements, which are also included in Elandia’s Form 10/A filed on August 25, 2006.

Nature of Business

In connection with the acquisitions of AST and Datec, Elandia became a wireless telecommunications service provider and an information solutions and services provider, offering a wide range of technology products, internet access service, professional services and other solutions to certain islands in the South Pacific, geographic locations which we believe have traditionally been underserved. The products and services we offer in each of the geographic areas we serve varies depending on the infrastructure, existing telecommunication systems and the needs of the region. Generally, however, our telecommunications operations include long-distance service, wireless coverage and internet access. Our software solutions include Microsoft products, database applications, accounting applications and other system applications. We also offer peripheral products including fax machines, copiers, telephones and general office equipment. Our hardware offerings include PBX hardware, servers, routers and switching systems. In addition, we offer professional services to assist our customers in implementing customized solutions to meet their business needs. These services include application development, systems integration, training and maintenance and support.

Prior to January 2005, Elandia was involved in: (i) setting up wireless internet capabilities in major hotel and apartment complexes, (ii) providing end-to-end infrastructure solutions for the wireless communication and cable television industries, which was comprised primarily of maintaining and constructing cell towers and (iii) providing underground horizontal directional boring technology and related underground construction services to telecommunication and cable television providers, water and sewer systems, and natural gas pipelines. The results of these activities are classified as discontinued operations in the consolidated condensed financial statements.

NOTE 2 - Management Plans

As of March 31, 2006, the Company had a working capital deficiency of $5,262,982 and incurred a net loss of $1,258,296 for the quarter ended March 31, 2006. As part of the Company’s acquisition of the operating subsidiaries of Datec and the acquisition of AST (See Note 5), $13,357,886 (representing principal and accrued interest) comprised of the Company’s Secured Revolver Note, Promissory Note and Revolver Facility were contributed to equity by SVCH and its affiliate during January 2006 (see Note 9). Additionally, during February 2006, the Company was able to secure a debt facility in the amount of $2,300,000 (increased to $3,300,000 on July 24, 2006) for working capital from an affiliate of its majority stockholder. The Company also obtained a $5,800,000 financing facility from ANZ Finance America Samoa, Inc. and ANZ America Samoa Bank (jointly, “ANZ”) (see Note 15). The Company has also reduced its administrative overhead expenses where necessary and feasible as part of the sale of discontinued operations. Management believes that, with the closing of its acquisitions, the rationalization of expenses, and the additional working capital provided by ANZ, the Company will begin to generate positive cash flows from operations and minimize its working capital deficiency. There can be no assurance that the plans and actions proposed by management will be successful; in which case, we may have to secure additional funding sources in the future.

NOTE 3 - Significant Accounting Policies

Basis of Presentation

The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

Elandia’s operations are conducted through its subsidiries as follows:

Name of Entity	Percentage Ownership by Elandia, Inc.
AST Telecom, LLC	100%
Roughwaters, LLC	100%
Elandia Technologies, Inc. (“Technologies”)	100%
Midwest Cable Communications of Arkansas, Inc.	100%
Blue Sky Samoa Ltd.	100%
Elandia South Pacific Holdings, Inc.	100%
Elandia Datec Acquisition Ltd	100%
Elandia Management, Inc.	100%
Centra/Elandia, LLC	100%
Datec Pacific Holdings, Ltd.	100%
Brocker New Zealand Limited	100%
Brocker Financial Limited	100%
Brocker Application Developments Limited	100%
Datec Investments Limited	100%
Datec Queensland (Pty) Limited	100%
Datec Tuvalu Limited	100%
Datec Tonga Limited	100%
Datec Samoa Limited	100%
Datec Vanuatu Limited	100%
Datec Solomon Islands Limited	100%
Datec Papua New Guinea Limited	50%
Datec Fiji Limited	100%
Datec Australia (Pty) Limited	100%
Fiji Shop Limited	51%
Generic Technology Group Limited	100%
Industrial Communication Services Limited	100%
Kepra Software (Pty) Limited	100%
Mobile Technology Solutions Limited	100%
Pacific Software Limited	100%
PC Pacific Limited	100%
Network Services Limited	100%
Pritech Limited	100%
Sealcorp Telecommunications Limited	100%
Tech Support Limited	100%
Telecom Pacific Limited	100%

The consolidated condensed financial statements include the accounts of Elandia and its subsidiaries listed above (collectively, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

The Company’s consolidated condensed financial statements include the operations of Datec from February 1, 2006 since Datec’s acquisition was accounted for under the purchase method of accounting.

AST effectively became under common control on September 14, 2004, at which time SVCH was a majority stockholder of Elandia and was a majority member of AST. The acquisition of AST is accounted for as a common control merger (similar to a pooling of interest). Accordingly, AST’s operations are included in its entirety for the three months ended March 31, 2006 and 2005. Additionally, the balance sheet at December 31, 2005 includes Elandia and AST due to the common control merger.

In accordance with Financial Accounting Standard Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46R”), as revised, the Company combines entities which lack characteristics of an operating entity or business for which the Company is the primary beneficiary. Under FIN 46R, the primary beneficiary is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, direct or implied.

The Company holds a 50% interest in Datec Papua New Guinea Limited (“Datec Papua”) for which it has significant management influence and guarantees a portion of its debt. Datec Papua provides technology products, internet access services and professional services to large corporate organizations. Datec Papua has an overdraft facility account with a maximum borrowing limit of $1,900,000. This overdraft facility account is secured by the directors of Generic Technology Group Limited. Accordingly, the Company is expected to absorb a majority of the expected losses and therefore it has been combined under the FIN 46R model.

The following is a summary of certain financial data for Datec Papua (for which the Company owns a 50% interest) as of March 31, 2006, and from February 1, 2006 (effective date of acquisition) to March 31, 2006:

Revenues	$4,523,737
Net income (after tax and minority interest)	$23,631
Total assets	$18,919,234
Total liabilities	$7,352,461

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount of uncollectible accounts receivable, the amount to be paid for the settlement of liabilities of discontinued operations, the amount to be paid for tax liabilities, the amount of costs capitalized in connection with the wireless licenses and the amount allocated to contract rights, customer lists and goodwill in connection with the acquisitions along with the estimated useful lifes for amortizable intangibles. Actual results could differ from those estimates.

Cash and Cash Equivalents

All highly liquid investments with a maturity of 90 days or less when purchased are considered to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. The Company has cash balances in banks in excess of the maximum amount insured by the FDIC as of March 31, 2006. At March 31, 2006, the uninsured amount is approximately $700,000, which includes cash held in foreign countries.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivables are stated at the outstanding principal balance, net of allowance for doubtful accounts. Allowances for doubtful accounts are estimated based on the current aging of accounts receivable, prior collection experience and future expectations of conditions that might impact recoverability. The allowance for doubtful accounts amounted to $1,001,592 at March 31, 2006, and $113,000 at December 31, 2005.

Inventory

Inventory is composed of finished goods comprised of technology product and cellular phones and related accessories. All inventory is carried at the lower of cost or net realizable value. Cost is based on a weighted average or first-in-first-out method. All expenditures incurred in acquiring inventory including transportation and custom duties are included in inventory.

Revenue Recognition

The Company generates its revenue by (i) the sale of prepaid and postpaid phone cards for its wireless telephone services (AST) and (ii) providing comprehensive information technology services and related products to large corporate organizations such as financial institutions, government agencies, resorts and the like (Datec). The Company provides a substantial portion of its Datec services and products as an authorized re-seller. The Company also generates revenue from its retail stores located in Fiji and Papua New Guinea. The Company’s revenue can be generally segregated as follows:

a. Wireless Telecommunication Services

Revenue from wireless telecommunication services is based on the utilization of its network from the sale of prepaid phone cards and postpaid customer plans for its wireless telephone services or by the use of its network by other carriers. Prepaid phone revenue represents phone cards which are paid up front by a subscriber and revenue is recognized as deferred until such time the minutes are used by such subscriber. Postpaid revenue is also recognized as minutes are used, however, it is billed to the subscriber on a monthly basis. Long distance reverse tolls represent revenue earned by charging an access fee to phone carriers outside of the Company’s network. Such revenue is earned as the network is accessed.

b. Off-The-Shelf Software and Hardware Products

Revenue from the sale of products is recorded when the products are shipped. Product sales are comprised of hardware and off-the-shelf software such as Microsoft Products, Oracle, ACCPAC, etc.

In accordance with the provisions of the American Institute of Certified Public Accountant’s Statement of Position (“SOP”) 97-2 “Software Revenue Recognition,” as amended by SOP 98-9 “Software Revenue Recognition with Respect to Certain Arrangements,” revenue from software license sales is recognized once delivery has occurred, evidence of an arrangement exists, the fee is fixed and determined and collection of the fee is probable, provided there are no significant vendor obligations remaining. For multiple element arrangements, where Vendor Specific Objective Evidence (“VSOE”) of fair value is available for all elements, the contract value is allocated to each element proportionately based upon relative VSOE of fair value and revenue is recognized separately for each element. Where VSOE of fair value is available for all undelivered elements, the residual method is used to value the delivered elements. Where VSOE of fair value is not available for all undeliverable element all revenue for the arrangement is deferred until the earlier of the point at which VSOE does exist or all elements of the arrangement have been delivered.

c. Software Maintenance and Information Technology Support Services

Software maintenance and information technology support services are recognized ratably on a monthly basis over the term of the contract. Revenue billed in advance is recorded as deferred revenue and recognized ratably on a monthly basis over the term of the contract.

d. Software Development and Systems Integration

Software development and system integration under time and material contracts are recognized as services are rendered. From time to time, the Company enters into contracts that are accounted for under the percentage of completion method, a

s prescribed by SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue is recognized over the period of each implementation using the percentage-of-completion method. Labor hours incurred is used as the measure of progress towards completion, and management believes its estimates to completion are reasonably dependable. Management regularly reviews underlying estimates of project profitability. Revisions to estimates are reflected in the Statement of Operations in the period in which the facts that give rise to the revision become known. Provisions for estimated losses, if any, are recognized in the period in which the loss is determined. Contract losses are measured as the amount by which the estimated costs of the contract exceed the estimated total revenue from the contract.

e. Data Services

The Company provides services as an internet service provider (“ISP”). These services are classified as data services and are billed on a monthly basis based on the amount of bandwidth used by its corporate customers and on a fix fee for individual customers.

All revenue is recognized net of discounts, returns and allowances.

Advertising Costs

Advertising costs are expensed as they are incurred and are included in general and administrative expenses. Advertising costs for the quarters ended March 31, 2006 and 2005 were $101,236 and $23,830, respectively.

Property, Plant and Equipment

Property, plant and equipment are stated at cost and depreciated using the straight line method over their useful lives as follows:

Leasehold improvements (shorter of the useful life or the lease term)	3 to 7 years
Furniture and fixtures	5 to 7 years
Cellular equipment	7 years
Data handling equipment	7 years
Microwave equipment	7 years
Towers and antennas	7 years
Office equipment and software	3 to 5 years
Switch hardware and software and others	5 to 7 years
Vehicles	5 years

When property, plant and equipment are retired, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and the resulting gain or loss is credited or charged to operations. Maintenance and repairs are expensed as incurred, while replacements and betterments that extend estimated useful lives are capitalized.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company assesses the impairment of property, plant and equipment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the Company determines that the carrying value of property, plant and equipment may not be recoverable, we compare the carrying values of property, plant and equipment to the undiscounted cash flows expected to be generated by the asset group. If the carrying value exceeds the undiscounted cash flows, an impairment charge may be recorded. An impairment charge is recognized to the extent that the carrying amount of property, plant and equipment is in excess of their determined fair value.

Wireless Licenses

Wireless licenses consist of (i) the original costs to acquire two PCS wireless licenses during 2004 in Bloomington, Illinois, and the U.S. Virgin Islands, (ii) the wireless license acquired during January 2006 in connection with the AST acquisition and (iii) the long term maintenance costs necessary to maintain the licenses active. The costs to acquire the wireless licenses as well as the legal and other non-equipment related costs necessary to activate the wireless licenses are capitalized. The Company has determined that its PCS wireless licenses meet the definition of indefinite-lived intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets,” and, accordingly, the licenses will not be amortized to expense but, rather, reviewed for impairment on an annual basis.

Fair Values

The Company has determined the estimated fair value amounts presented in these consolidated condensed financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in these consolidated condensed financial statements are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The Company has based these fair value estimates on pertinent information available to it as of March 31, 2006. As of March 31, 2006, the carrying value of all financial instruments approximates fair value.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the “liability method” of accounting for income taxes. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and income tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is required if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. For United States income tax purposes, management concluded a full valuation allowance was appropriate at March 31, 2006 due to operating losses incurred. Current income taxes are based on the respective periods’ taxable income for federal and state income tax reporting purposes.

In American Samoa, the American Samoa Government, effective January 1, 2004, approved a ten year tax exemption for the members of the Company for all income taxes and, for the Company, all excise taxes incurred within the Territory of American Samoa. The exemption is for the purpose of promoting economic activity and employment within the Territory of American Samoa. The Company must meet certain investment requirements for the exemption to continue.

For its Datec entities, the Company operates in different countries and therefore it does not file consolidated tax returns. Accordingly, the net operating losses of certain entities cannot offset profits in different jurisdictions. Having global operations, the Company is required to calculate and provide for income taxes in each of the numerous jurisdictions where it operates. This involves making judgments regarding the recoverability of deferred tax assets which can affect the overall effective tax rate. In addition, changes in the geographic mix or estimated level of pre-tax income can affect the overall effective tax rate.

At March 31, 2006, the Company had net operating loss carryforwards for United States income tax purposes of approximately $7,300,000 which expire through 2025 and foreign net operating loss carryforwards of approximately $4,900,000. In addition, the Company has U.S. and foreign timing differences of approximately $2,590,000. A portion of the U.S. losses may be subject to the separate return limitation year rules governed by Internal Revenue Code Section 1503.

The following is a summary of the Company’s deferred income tax assets and liabilities at March 31, 2006 and December 31, 2005 computed by applying a 34% effective tax rate to the total net operating losses and timing differences:

	March 31, 2006	December 31, 2005
Net operating loss carryforwards	$4,172,993	$7,400,000
Accrued expenses and other	881,857	733,000

	5,054,850	8,133,000
Less valuation allowance	(4,172,993)	(8,133,000)

Net deferred income tax asset	$881,857	$—

Deferred tax liabilities:
Property, plant and equipment due to differences in depreciation	$42,093	$—

Stock-Based Compensation Plans

The Company had adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, which amended SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provided alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, which was originally provided under SFAS No. 123. The Statement also improved the timeliness of disclosures by requiring the information be included in interim, as well as annual, financial statements. SFAS No. 123 encouraged, but did not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Accordingly, compensation cost for stock options was measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company did not grant any stock options as of March 31, 2006.

As of January 1, 2006, the Company adopted SFAS No. 123(R), “Share Based Payment: An Amendment of FASB Statements 123 and 95.” This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based upon estimated fair values. SFAS No. 123(R) supersedes the Company’s previous accounting under Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS No. 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123(R).

Upon the adoption of SFAS No. 123(R), the Company used the modified prospective transition method. The accompanying consolidated condensed statement of operations for the three months ended March 31, 2006 reflect no impact of the adoption of SFAS No. 123(R), since the Company did not have any unvested options at December 31, 2005, nor were there any grants during the quarter ended March 31, 2006.

Loss Per Share

The Company presents both basic and diluted loss from continuing and discontinued operations per share and net loss per share on the face of the statement of operations. As provided by SFAS 128, “Earnings per

Share,” basic loss from continuing and discontinued operations and net loss per share is calculated as the loss attributable to common stockholders divided by the weighted average number of shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible preferred stock. As of March 31, 2006, there were no outstanding stock options, warrants or convertible preferred stock instruments to be included in the diluted loss per share computation. However, there were 357,751 shares of unvested common stock not included in either the common shares outstanding or the basic or diluted loss per share calculations since the result would be antidilutive.

Recent Accounting Pronouncements

In January 2003, the FASB issued Financial Interpretation No. (“FIN”) 46 “Consolidation of Variable Interest Entities” which was amended by FIN 46R in December, 2003. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46R changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the “primary beneficiary” of that entity. The consolidation requirements of FIN 46R have been adopted.

In conjunction with its purchase of Datec (see Note 5), the Company reviewed the deferred revenue in accordance with EITF 01-03, “Accounting in a Business Combination for Deferred Revenue of an Acquiree,” and EITF 04-11, “Accounting in a Business Combination for Deferred Post-contract Customer Support Revenue of a Software Vendor.” Both EITF 01-03 and 04-11 require companies to adjust any deferred revenue liability assumed in an acquisition to fair value. Fair value is defined as the sum of direct and incremental costs of fulfilling a maintenance or support obligation plus a normal profit margin. In reviewing the deferred revenue obligations purchased, the Company determined that the deferred revenue purchased was recorded at its fair value and no adjustment was required.

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Non-Monetary Assets - an Amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 replaces the exception from fair value measurement in APB Opinion No. 29 for non-monetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for all interim periods beginning after June 15, 2005.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statement of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is evaluating the effect the adoption of this interpretation will have on its financial position, cash flows and results of operations.

In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with this Interpretation is a two-step process with the first step being recognition and the second step measurement. Differences between tax positions taken in a tax return and amounts recognized in the financial statement will generally result in one of the following: (a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable; (b) a reduction in a deferred tax asset or an increase in a deferred tax liability. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not yet adopted FIN 48 and, accordingly, has not made an assessment whether the adoption would have a material impact on its financial condition or results of operations.

Goodwill

Goodwill, which represents the excess of acquisition cost over the fair value of net assets of acquired companies, has not been amortized since the Company adopted SFAS 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. The goodwill balance of each reporting unit, as defined by SFAS 142 is evaluated for potential impairment at the end of the year or when events occur or circumstances change that could cause the balance to be impaired. Reporting units for purposes of this test are identical to our operating segments (grouped by geographical region), which are further discussed in Note 14. The evaluation of impairment involves comparing the current fair value of the reporting unit to the recorded value, including goodwill. In step one, if the carrying value amount of the reporting unit exceeds its fair value, the step two analysis is prepared to compare the implied value of goodwill to its carrying value. We utilize earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples to determine the fair value of the business. Based on the evaluation performed for the quarter ended March 31, 2006, it was determined that the goodwill recorded had not been impaired.

Foreign Currency Translation

The financial statements of the Company’s foreign operations are stated in foreign currencies, referred to as the functional currency. Under SFAS No. 52, “Foreign Currency Translation” functional currency assets and liabilities are translated into the reporting currency, U.S. dollars, using period end rates of exchange and the related translation adjustments are recorded as a separate component of accumulated other comprehensive income. Functional statement of operations amounts expressed in functional currencies are translated using average exchange rates. Gains and losses resulting from foreign currency transactions are recorded in net realized gains (losses).

The following exchange rates were used in the preparation of the financial statements:

	For the Three Months Ended March 31, 2006 Average Rate	March 31, 2006 End of Period
New Zealand dollar	0.6685	0.6194
Australian dollar	0.7368	0.6911
Fiji dollar	0.5804	0.5660
Papua New Guinea kina	0.3343	0.3342
Vanuatu Vatu	0.0091	0.0089
Samoa Tala	0.3729	0.3600
Tonga Panga	0.4978	0.5308
Solomon Islands dollar	0.1255	0.1264

Minority Interest

The minority interest in the Company’s consolidated condensed financial statements represents the allocable portion of the entities which are not 100% owned by Elandia. The change in minority interest is primarily due to the proportionate share of the net income from Datec Papua less dividends paid.

Minority interest balance at January 1, 2006	$—
Minority interest acquired in connection with Datec acquisition	805,937
Plus: Allocable portion of income from February 1, 2006 to March 31, 2006	223,801

Minority interest balance at March 31, 2006	$1,029,738

NOTE 4 - Discontinued Operations

During January 2005, the Company committed to discontinue its business related to the installation of wireless internet capabilities in hotels and apartment complexes, the end-to-end infrastructure wireless solutions provided through its wholly-owned subsidiary Roughwaters and its construction services relating to underground boring for cable and telephone companies. Accordingly, all those operations have been presented as discontinued.

The following is a summary of assets and liabilities from discontinued operations as of March 31, 2006 and December 31, 2005.

Assets From Discontinued Operations:

	March 31, 2006	December 31, 2005
Accounts receivables, net	$3,406	$63,549
Receivable from sale of machinery and equipment	—	13,750
Insurance receivable	—	374,832

Assets from discontinued operations	$3,406	$452,131

The current liabilities from discontinued operations are as follows:

	March 31, 2006	December 31, 2005
Payroll taxes payable	$760,431	$754,539
Accounts payable and accrued expenses	586,431	600,889
Notes payable – equipment	—	15,000

Total liabilities from discontinued operations	$1,346,862	$1,370,428

The results of discontinued operations were composed of the following for the quarters ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Revenue	$—	$2,331,928
Cost of revenue	—	2,599,635
General, selling and administrative	22,396	1,080,806
Reorganization value impairment charge	—	4,678,629
Loss on sale of machinery and equipment	—	1,500,000

Loss from discontinued operations	$(22,396)	$(7,527,142)

NOTE 5 – Acquisitions

a. AST Telecom LLC

On July 22, 2005, Elandia entered into an agreement to purchase 100% of the membership interests of AST. AST is headquartered in Pago Pago, American Samoa, and operates under the brand name of Blue Sky Communications. AST is a provider of wireless telephone services in American Samoa via its wireless network. AST was majority owned (approximately 65%) by SVCH. On the effective date of the acquisition, January 31, 2006, Elandia issued a total of 4,225,726 shares of its common stock, of which 2,739,008 shares were issued to SVCH and 1,486,718 shares were issued to AST’s minority interest owners. The acquisition of AST is accounted for as a common control merger (similar to pooling) for the majority membership interest owned by SVCH. Accordingly, the consolidated condensed financial statements include the operations of AST from the beginning of each respective reporting period. The 35% minority interest is recorded at fair value. The total cost of the AST acquisition is estimated at $7,470,418. The Company intends to retain an independent appraisal to complete a valuation of the consideration paid and the purchase price allocation in accordance with SFAS No. 141. The following table reflects the computation of the purchase price:

Fair value of 4,225,726 shares issued		$15,833,164
Portion attributable to minority interest		35%

		5,541,608
Historical cost basis of net assets acquired	$2,967,401
Portion attributable to SVCH	65%

		1,928,810

Total cost of acquisition		$7,470,418

The allocation of the purchase price amounting to $7,470,418, which has been preliminarily allocated pending a final independent valuation, is summarized as follows:

Total current assets	$1,074,890
Property, plant and equipment	5,594,548
Wireless license	600,000
Customer lists	1,176,875
Contract rights	1,081,850
Goodwill	1,641,227
Current liabilities	(2,924,300)
Long-term liabilities	(774,672)

TOTAL	$7,470,418

b. Datec Group, Ltd.

On July 22, 2005, Elandia executed an arrangement agreement with the operating subsidiaries of Datec, a New Brunswick, Canada corporation. Datec was a publicly-traded company on the Toronto Stock Exchange. Datec is a provider of information technology and services in Australia, Cook Islands, Fiji, New Zealand, Papua New Guinea, Samoa, the Solomon Islands, Tonga, and Vanuatu. In connection with the acquisition of the operating subsidiaries of Datec, the Company issued 4,085,126 shares of common stock, with an estimated fair value of $15,320,251. The Company intends to retain an independent appraisal to complete a valuation of the consideration paid and a purchase price allocation in accordance with SFAS No. 141. In the interim, the Company has made a good faith estimate to allocate the purchase price of Datec. The Company has 12 months from the closing of the acquisition to finalize the formal valuations. As these valuations are finalized, they may impact the preliminary values assigned to the assets acquired and liabilities assumed, which may be material. Adjustments to the preliminary valuation will be recorded in the period finalized, which is expected to occur in the fourth quarter of 2006.

The acquisition of the Datec subsidiaries was accounted for using the purchase method of accounting. Accordingly, the consolidated condensed financial statements include the operations of Datec from February 1, 2006, the effective date of the acquisition, through March 31, 2006. The allocation of the purchase price amounting to $16,775,839 includes $1,455,588 for transaction costs paid in cash by the Company for the acquisition of the Datec subsidiaries and is summarized as follows:

Total Purchase Price
Total current assets	$12,158,779
Property, plant and equipment	3,624,999
Customer lists	3,000,000
Contract rights	5,187,344
Goodwill	8,813,402
Other	823,628
Current liabilities	(12,628,587)
Taxes payable	(1,752,378)
Long-term liabilities	(1,645,411)
Minority interest	(805,937)

TOTAL	$16,775,839

The net assets acquired from Datec, before giving effect to the allocation of the excess of purchase price to the fair values of assets acquired and liabilities assumed, amounted to $(224,907). Such net assets include $3,119,716 relating to Datec Papua, a 50% owned variable interest entity whose financial statements are consolidated with those of the Company under FIN 46(R).

c. Pro-Forma Financial Statements

The following is the unaudited pro forma condensed consolidated statement of operations giving effect to the AST and Datec acquisitions as though the transaction had occurred at the beginning of each respective reporting period.

The proforma results are not necessarily indicative of the results that would have occurred had the acquisition been completed at the beginning of each respective period, or results which may occur in the future.

	Three Months Ended March 31,
	2006	2005
Revenue	$10,824,075	$11,525,647
Cost of revenue	5,505,382	6,314,853
Operating, selling, general and administrative	5,054,667	4,555,986
Depreciation and amortization	1,228,713	619,742

(Loss) income from continuing operations	(964,687)	35,066
Other (expenses) income	(421,388)	—

Net (loss) income from continuing operations	$(1,386,075)	$35,066

Loss from continuing operations per share	$(.12)	—

Weighted average shares outstanding	11,117,123	7,464,470

NOTE 6 – Goodwill

Goodwill movement during the three months ended March 31, 2006:
Balance at January 1, 2006	$—
Goodwill acquired in connection with Datec and the minority interest of AST	10,454,629

Balance at March 31, 2006	$10,454,629

NOTE 7 – Intangible Assets

Intangible assets are shown by major classifications as follows as of March 31, 2006:

	Amount	Useful Life
Customer lists	$4,176,875	7 years
Contract rights	6,269,194	various

Total	10,446,069
Less: Accumulated amortization	413,161

Intangible Assets, net	$10,032,908

Amortization expense amounted to $413,161 for the quarter ended March 31, 2006.

Amortization of intangible assets applicable to operations are as follows:

	Customer Lists	Contract Rights	Total
Beginning of the Year	$—	$—	$—
Additions	4,176,875	6,269,194	10,446,069
Amortization	99,449	313,712	413,161

Net	$4,077,426	$5,955,482	$10,032,908

The amortization of intangibles assets will result in the following additional expense by year:

For the Years Ending December 31,	Amount
2006	$1,859,226
2007	2,478,970
2008	2,478,970
2009	1,262,142
2010	704,853
Thereafter	1,248,747

Total	$10,032,908

NOTE 8 - Property, Plant and Equipment

Property, plant and equipment consists of the following at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Leasehold improvements	$466,419	$422,066
Building	1,034,328	1,004,507
Furniture and fixtures	1,556,640	339,213
Cellular equipment	920,168	942,168
Data handling equipment	894,901	988,214
Microwave equipment	63,206	63,206
Towers and antennas	250,915	250,915
Equipment and software	5,804,693	83,014
Switch hardware and software	2,353,388	2,112,332
Vehicles	1,348,135	161,467
Construction in progress	228,531	249,682

Total property, plant and equipment	14,921,324	6,616,784
Less: Accumulated depreciation and amortization	5,729,986	832,594

	$9,191,338	$5,784,190

Depreciation and amortization expense for the quarters ended March 31, 2006 and 2005 was $472,883 and $147,211, respectively.

Equipment at March 31, 2006 includes assets (with a cost of $2,448,216 and accumulated depreciation of $1,259,991) which are leased to a third party.

NOTE 9 - Indebtedness

Line of Credit

The Company had a $2,000,000 credit facility from Bank of Hawaii with 90 day renewable terms up to July 2006, which bore a variable interest rate at 0.50% over the bank’s base interest rate (7.75% at March 31, 2006 and 7.25% at December 31, 2005). The Company had the option to pay all principal plus accrued interest at maturity or rollover the loan for another 90 day term. This credit facility was secured by substantially all of the assets of AST. As of March 31, 2006, $1,640,667 of the $2,000,000 total credit facility was outstanding.

This credit line was not repaid on July 1, 2006 and, accordingly, was rolled over to October 1, 2006. On August 22, 2006, the Company received an extension letter from the Bank of Hawaii extending the repayment date to November 1, 2006. On November 1, 2006, the Company paid the entire amount outstanding under this credit facility.

Notes Payable and Capital Lease Obligations

The Company had the following debt obligations outstanding at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Network Services Limited is obligated under a letter of offer payable in monthly installments including interest of $372 at a rate of 10% due by June 2007.	$5,950	$—

Datec Samoa Limited is obligated under various capital lease agreements with monthly installments of $2,124 including interest at 14.50% per annum. The final payments are due on various dates through October 7, 2008.	65,850	—

Datec Investments Limited is obligated under a capital lease agreement with monthly installments of $920 including interest at 13.50% per annum. The final payment is due June 2006.	2,760	—

Datec Solomons Limited is obligated under a capital lease agreement with monthly installments of $493 including interest at 13.75% per annum. The final payment is due December 2006.	3,943	—

Datec Fiji Limited is obligated under various capital lease agreements with monthly installments of $8,838 including interest ranging from 8% to 10% per annum. The final payments are due on various dates through June 2008.	185,782	—

AST is obligated under a Promissory Note payable to Bank of Hawaii for $850,000 dated during 2004, but not funded until 2005. Payable in monthly installments of interest only for six months and then monthly payments of $4,725 plus interest at .50% above the banks base rate, which is 7.75% at March 31, 2006 and 7.25% at December 31, 2005. Final principal payment of approximately $486,000 is due on December 11, 2011.	802,644	816,820

Pursuant to a Note Purchase Agreement, the Company secured a loan from an affiliate of its majority stockholder in the amount of $2,300,000. Interest payments are due and payable on a quarterly basis commencing on April 1, 2006. The loan bears interest at a rate of 8% and is payable on December 31, 2007 or upon the occurrence of an equity or debt financing in excess of $8,000,000. As of March 31, 2006, the principal outstanding was $1,500,000 whereas accrued interest amounted to $10,565. The Company has not made the required payments which constitutes an event of default under the Note Purchase Agreement. However, by letter dated October 30, 2006, the lender granted a waiver of the default for the period from April 1, 2006 to December 31, 2006.

	1,500,000	—

Total notes payable and capital lease obligations	$2,566,929	$816,820
Less: Current portion of long-term debt and capital lease obligations	205,326	56,700

Long-Term Debt and Capital Lease Obligations, net of current portion	$2,361,603	$760,120

Maturities for debt obligations are as follows as of March 31, 2006:

For the Years Ending December 31,	Amount
2006	$205,326
2007	1,629,932
2008	84,951
2009	56,700
2010	56,700
Thereafter	533,320

Total	$2,566,929

The capital lease obligations are collateralized by underlying vehicles and equipment. The promissory note is secured by the Company’s building in American Samoa.

Bank Overdraft Facilities

The Company has amounts overdrawn with various banks in the amount of $451,646 as of March 31, 2006. The amount is included in accounts payable and accrued expenses on the consolidated balance sheet.

The bank overdraft incurs interest at rates ranging from 6.70% to 14.75%. It is a revolving facility with no fixed repayment date, no expiration date and is secured by the following:

•	equitable mortgage over the assets and liabilities of Datec Fiji Limited and Datec Papua New Guinea Limited;

•	unlimited Company guarantee by Generic Technology Group Limited;

•	unlimited joint and several debt and interest guarantee by the Directors of Generic Technology Group Limited;

The maximum overdraft available to the Company is $460,400.

Secured Revolver Note - Related Party

Pursuant to a Debtor-in-Possession Financing Agreement (“DIP Financing”) executed on September 15, 2003, SVCH loaned the Company $2,000,000 in the form of a secured, super priority line of credit which bore interest at 8% per annum and was due on April 16, 2004. On October 25, 2004, SVCH loaned an additional $2,500,000 to the Company under a supplemental super priority line of credit. On September 14, 2004, $2,000,000 of obligations relating to the initial DIP Financing along with other secured claims and accrued interest amounting to $576,682 were converted into common stock as part of the Plan. On October 25, 2004, $2,500,000 of the obligation relating to the Company’s supplemental DIP Financing was converted to a secured revolver note with SVCH (“Secured Revolver Note”). The Secured Revolver Note was due on October 24, 2005 and bore interest at the rate of 8% per annum. Substantially all of the assets of the Company and its subsidiaries were pledged as collateral under the secured revolver note agreement. During May 2005, the Company received a modification and extension letter stipulating that SVCH would contribute the debt and related accrued interest into equity in connection with the acquisitions discussed in Note 5. As of January 31, 2006, accrued interest amounted to $321,596, whereas, interest expense from January 1, 2006 to January 31, 2006, amounted to $16,438. In connection with the acquisitions of Datec and AST, the debt and accrued interest of $2,821,596 were contributed into equity on January 31, 2006.

Promissory Note - Related Party

On September 1, 2004, Technologies had issued a promissory note (“Promissory Note”) to Stanford Financial Group (“SFG”), an affiliate of SVCH, in the amount of $300,000 for the acquisition of PCS wireless licenses in the United States Virgin Islands and Bloomington, Illinois. The Promissory Note was

assumed by the Company as part of its merger with Technologies on December 31, 2004. The Promissory Note accrued interest at the rate of 8% per annum, required quarterly interest payments and was to mature on August 31, 2007. The Company had not made any of the required quarterly interest payments as of January 31, 2006. During May 2005, Technologies received a modification and extension letter stipulating that SFG would contribute such debt and accrued interest into equity in connection with the acquisitions discussed in Note 5. As of January 31, 2006, the Company had accrued $50,893 as interest expense. Interest expense from January 1, 2006 to January 31, 2006, amounted to $2,959. The Promissory Note and related accrued interest amounting to $350,893 were contributed into equity on January 31, 2006, in connection with the acquisitions of Datec and AST.

Revolver Facility - Related Party

On May 20, 2004, Technologies entered into a one year Loan and Security Agreement (“L&S Agreement”) with SVCH. The L&S Agreement was collateralized by all of Technologies’ assets. The maximum amount available was $5,000,000 which bore interest at the rate of 8% per annum on the outstanding balance. Principal and accrued interest were required to be paid whenever any collateral was sold. The L&S Agreement contained restrictions and other financial covenants relating to, among other things, limitations on the incurrence of additional indebtedness and liens, asset sales, and capital expenditures. Amounts were to be repaid and re-borrowed any time before May 19, 2005, the maturity date.

The L&S Agreement, which had a balance of $3,000,000 on September 15, 2005, was assumed by the Company as part of its merger with Technologies. On November 24, 2004, the L&S Agreement was amended by increasing the amount available from $5,000,000 to $8,500,000. All other terms and conditions remained the same. At January 31, 2006, the outstanding borrowings under the L&S Agreement amounted to $8,500,000 whereas accrued interest amounted to $1,685,387. During May 2005, the Company received a modification and extension letter stipulating that SVCH would contribute the debt and related accrued interest into equity in connection with the acquisitions discussed in Note 5. The revolver facility and related accrued interest amounting to $10,185,397, were contributed into equity on January 31, 2006. Interest expense for the quarter ended March 31, 2006 amounted to $104,796.

NOTE 10 - Commitments and Contingencies

Foreign Currency

The Company uses a very limited number of forward exchange contracts and currency options to hedge purchases of inventory in foreign currencies. The Company’s exchange rate commitments are intended to minimize the exposure to exchange rate movement risk on the cost of the Company’s products and on the price it is able to sell those products to its customers. The Company does not use foreign exchange instruments for trading or any other purpose.

No forward exchange contracts were entered into during the quarter ended March 31, 2006.

Concentration of Credit Risk

In the normal course of business, the Company incurs credit risk from accounts receivable and transactions with financial institutions. The Company has a credit policy which is used to manage the risk. As part of this policy, limits on exposure with counterparties have been set and are monitored on a regular basis. Anticipated bad debt losses have been provided for in the allowance for doubtful accounts.

For the quarter ended March 31, 2006, the Company was directed approximately 18% of its revenue from products and services supplied by one company for which the Company is deemed to be a preferred vendor.

Operating Lease Agreements

The Company leases certain cell towers, satellite and networking sites, office and warehouse space as well as machinery, vehicles, data processing and other equipment under lease agreements that expire at various dates through March 2019. Certain leases have renewal options at reduced rates and provisions requiring the Company to pay maintenance, property taxes and insurance. Generally, all rental payments are fixed. The rent expense for all leases for the quarters ended March 31, 2006 and March 31, 2005 was $316,670 and $95,940, respectively. The Company leases certain real estate from an affiliate of its major stockholder and from an entity related to certain members of its Board of Directors. Future minimum commitments on the above agreements are as follows:

For the Years Ending December 31,	Related Party	Unrelated Party	Amount
2006	$493,882	$405,447	$899,329
2007	690,990	426,419	1,117,409
2008	649,027	302,469	951,496
2009	669,316	252,884	922,200
2010	170,486	211,791	382,277
Thereafter	—	1,444,229	1,444,229

Total	$2,673,701	$3,043,239	$5,716,940

Employment Agreements

a.	The Company was a party to separate executive employment agreements with its former Chief Executive Officer and its Chief Operating Officer. The agreements with its Chief Executive Officer and Chief Operating Officer each had an effective date of April 1, 2004, were for five years with two successive renewal options of two years each. The agreements covered various performance and other employment matters and included an annual base salary of $250,000 each. The Company terminated its agreement with its Chief Operating Officer on June 30, 2005. On February 8, 2006, the Company’s Chief Executive Officer employed since April 1, 2004, resigned from the Company. Pursuant to his employment agreement, the Company will incur an expense of $250,000 related to one-year’s severance incurred as a result of canceling his employment contract. The officer is providing services to the Company; accordingly, the Company will recognize the expense ratably over a period of time commencing February 8, 2006 through February 7, 2007.

b.	The Company’s employment agreement with its Chief Financial Officer had an effective date of July 1, 2005 (further amended by the Board on February 17, 2006) for five years with two successive renewal options of two years each. The agreement covers various performance and other employment matters and includes an annual base salary of $200,000. In connection with the employment agreement, the Company entered into a stock subscription agreement with its Chief Financial Officer for the purchase of 54,001 shares of the Company’s common stock for an aggregate purchase price of $100. Accordingly, in connection with the issuance of such shares, the Company recorded compensation expense amounting to $225,005 for the year ended December 31, 2005. In addition, on November 14, 2005, pursuant to the stock subscription agreement, the Chief Financial Officer was also granted an additional 54,001 shares of the Company’s common stock. The additional 54,001 shares of common stock are subject to repurchase rights by the Company and are not deemed to be outstanding until such time they are earned. The Company has not recorded any expense in connection with these shares during the quarter ended March 31, 2006, since they will be earned upon the Company reaching certain market capitalization and certain revenue levels. As of March 31, 2006, the Company has estimated that it is not probable that the shares will vest. As of March 31, 2006, 108,002 shares are deemed to be issued, but only 54,001 are deemed outstanding. This agreement has a change in control clause. If a change in control occurs, the executive has the right to terminate his agreement and receive a one-year severance.

c.	On February 1, 2006, the Company entered into an employment agreement in which the former Chief Executive Officer of Datec, became Acting Chief Executive Officer of the Company. (The executive’s title was subsequently changed to the President of Business Development when the Chief Executive Officer was retained.) The employment agreement has an initial term that expires five years from the effective date but will automatically be extended for successive two-year terms unless either party gives written notice no less than 120 days prior to the end of the term to the other party of the desire not to renew the employment agreement. The employment agreement provides that the Acting Chief Executive Officer receives a base salary of $210,000 and may also receive an annual performance bonus at the discretion of and in accordance with criteria set by our Board of Directors, or pursuant to one or more written plans adopted by our Board of Directors. In the event of a change in control, the Acting Chief Executive Officer shall have the right to terminate his employment under the employment agreement by giving 30 days written notice at any time within one year of the change in control. In the event of such termination, the Acting Chief Executive Officer shall be entitled to severance in an amount equal to his annual base salary for twelve months and a waiver of any lapse provisions contained in any stock options or restricted stock grants, made by the Company, that have vested. If the Company terminates the employment agreement without cause, the Acting Chief Executive Officer is entitled to receive twelve months salary at the rate of his annual salary then in effect. In addition, the Company will waive any lapse provisions of stock options or restricted stock grants made by the Company that have vested. (See Note 15d)

d.	During January 2006, AST entered into an employment agreement with its President. The agreement is for a three year term beginning on February 1, 2006. The President’s annual salary will be $175,000 per annum with a 2.5% increase on each anniversary date of the agreement.

e.	As discussed in Note 12, effective January 31, 2006, the Company entered into an Amended and Restated Management Agreement (the “Restated Management Agreement”) with Level Best, Inc., an American Samoa corporation and related party through common management of AST (“LBI”), pursuant to which LBI provides the Chief Technology Officer and Chief Operating Officer of AST, both of whom are key employees of the Company. The Restated Management Agreement is for a term of three years commencing January 31, 2006 and ending on January 31, 2009. In consideration for the services of the said officers, the Company will pay LBI $328,750 per annum for the initial term and subject to annual increase. Under the terms of the Restated Management Agreement, the Company is required to provide an automobile allowance sufficient for the equivalent of two leased executive automobiles, health insurance for both executives and reimbursement for reasonable out of pocket expenses, housing and transportation and other fringe benefits.

Current Political Situation in Fiji

Over the past 20 years, Fiji has been the subject of considerable political tension between ethnic Fijian’s who make up about 50% of the population and ethnic Indians who make up around 44%. In December 2006, Fiji’s military commander seized control of the country, marking the fourth coup in two decades. The military takeover does add to the concerns about political instability in Fiji and other Pacific Island Nations. These concerns may effect travel in Fiji and other Pacific Island Nations, currency exchange rates and the overall economic climate. At this time, it is not possible to predict the outcome of this situation and the effect, if any, this will have on the Company’s business.

Sale of Subsidiaries

During December 2005, the Company sold all of the common stock of its inactive subsidiaries, Centra Wireless Solutions, Inc., Centra Construction, Inc. and Razorback, Inc. (collectively, “Subsidiaries”) to an unrelated foreign national (“Foreign National”). All three of these Subsidiaries were part of the discontinued operations, and were dormant for the year ended December 31, 2005. Under the terms of the sale, the Foreign National assumed all liabilities of the Subsidiaries, which consisted of $464,640 of payroll tax liabilities that arose prior to the filing of bankruptcy by the Company, in exchange for all the assets of the Subsidiaries which consisted of $1,200 of cash. However, no assurance can be given that either the Internal Revenue Service (“IRS”) or a “responsible person” under the IRS rules will not initiate an action against the Company for these tax liabilities.

Pending Legal Matters

On February 6, 2006, an action against the Company was commenced in the Sixth Judicial Circuit Court in Pasco County, Florida by Cornerstone Businesses, Inc. In a complaint related to a subcontractor agreement between Cornerstone Businesses, Inc. and Midwest Cable Communications of Arkansas, Inc. Cornerstone Businesses, Inc. seeks relief based upon claims of breach of contract, tortuous interference with a contractual right, tortuous interference with a business relationship and fraud and negligent misrepresentation. The complaint seeks unspecified monetary damages, including pre-judgment costs and expenses. It is not possible at this time to predict the outcome of the legal matter and what effect, if any, it would have on the Company’s financial statements. Therefore, the Company has not recorded any amounts in its financial statements related to the possible outcome of this matter.

From time to time, the Company is involved in various other legal matters. At March 31, 2006, management does not believe that any pending matters (except as disclosed above) are material to the financial statements.

NOTE 11 - Stockholders’ Equity (Deficiency)

On July 22, 2005, the Company entered into an agreement to purchase 100% of the membership interests of AST. AST is headquartered in Pago Pago, American Samoa, and operates under the brand name of Blue Sky Communications. AST is a provider of wireless telephone services in American Samoa via its wireless network. AST was a majority owned (approximately 65%) by SVCH. On the effective date of the acquisition, January 31, 2006, Elandia issued a total of 4,225,726 shares of its common stock of which 2,739,008 shares were issued to SVCH, AST’s majority interest owner and 1,486,718 shares to AST’s minority interest owners. Such acquisition has been valued at $7,470,418.

On July 22, 2005, the Company entered into an arrangement agreement with the operating subsidiaries of Datec, a New Brunswick, Canada, corporation. Datec was a publicly-traded company on the Toronto Stock Exchange. Datec is a provider of information technology and services in Australia, Fiji, New Zealand, Papua New Guinea, Samoa, the Solomon Islands, Tonga, and Vanuatu. In connection with the acquisition of the operating subsidiaries of Datec, the Company issued 4,085,126 shares of common stock, with an estimated value of $15,320,251.

NOTE 12 – Related Party Transactions

During March 2005, one of the Datec entities sold its building in Fiji for approximately $1,560,000 to Kelton Investments Ltd., an entity controlled by a director of the Company (“Kelton”). The Company’s former acting Chief Executive Officer and current President of Business Development are related to the director and controlling stockholder of Kelton. Simultaneously with the sale of the building to Kelton, the Company entered into a lease agreement with Kelton to rent such building for a period of three years with certain renewal options. (See Note 13).

During March 2005, one of the subsidiaries acquired by the Company sold a building in Papua New Guinea for approximately $3,470,000 to Pacific Rumana (“Rumana”) which is jointly owned by Kelton and Steamships Inc. (“Steamships”). Steamships is a 50% minority interest holder of Datec Papua. On September 24, 2005, Datec Papua entered into a lease agreement with Rumana to rent such building for a period of one year from April 2005 to March 2006. Since then, the Company continues to rent the building pursuant to an oral agreement. The Company intends to rent the facility for an additional four years commencing April 1, 2006 and terminating on March 31, 2010. (See Note 13).

On February 14, 2003, AST had entered into a management agreement with LBI. Under the terms of the agreement, LBI was to provide day to day management services to AST for a period of three years. Effective January 31, 2006, AST amended its management agreement with LBI. Under the terms of the new agreement, LBI is to supply the Company with its Chief Operating Officer until January 31, 2007 and Chief Technology Officer until January 31, 2009. Management fees charged under this agreement amounted to $83,684 and $95,872 for the three months ended March 31, 2006 and 2005, respectively.

During February 2003, AST entered into a consulting agreement with SVCH. The agreement is for a three year term beginning April 1, 2003. Under the terms of the agreement, SVCH is to provide the Company with general business consulting services including strategic planning, expansion opportunities and financing matters. Consulting fees payable under this agreement were $40,000 per annum. This agreement was terminated during February 2006. For the three months ended March 31, 2006 and 2005, such consulting fees amounted to approximately $6,600 and $10,000, respectively.

During the first quarter of 2006, Kelton Investments Limited, a stockholder of the Company, advanced to the Company’s operating subsidiaries, Datec Fiji Investments and Date Fiji Limited, a total of $130,464. Pursuant to an oral agreement between Kelton and the Company, the balance due accrues interest at the rate of 13% per annum. The amount is payable upon demand, although the Company has the right to prepay, in whole or in part, without penalty.

For the quarters ended March 31, 2006 and 2005, AST paid approximately $30,039 and $38,345, respectively, for lease payments, management fees and legal fees to related parties.

NOTE 13 - Sale/Leaseback of Buildings – Related Party

a.	Datec – Fiji - During April 2005, one of the Datec entities acquired by the Company on February 1, 2006, sold its building located in Fiji to Kelton, a related party, resulting in a gain of approximately $261,687. Simultaneously therewith, it entered into an agreement to lease back the facility. The gain recognized on the sale was deferred and is being amortized into income over the three year lease term (representing the lease term for the building). Accordingly, as of March 31, 2006, $176,438 has been deferred whereas for the three months ended March 31, 2006, the Company amortized $13,220 as gain in the statement of operations.

b.	Datec – Papua New Guinea - During April 2005, one of the subsidiaries acquired by the Company sold its building located in Papua New Guinea to Pacific Rumana, a related party, resulting in a gain of approximately $1,286,985. Simultaneously therewith, it entered into an agreement to lease back the facility. The gain recognized on the sale was deferred and is being amortized into income effectively over a five year term based on a verbal agreement the Company has with Pacific Rumana. Accordingly, as of March 31, 2006, $1,029,586 has been deferred whereas for the three months ended March 31, 2006, the Company amortized $42,899 as gain in the statement of operations.

NOTE 14 - Segment Information

The Company operates and is managed geographically in the following segments:

•	The Samoas;

•	Papua New Guinea;

•	Fiji and other Pacific Island Nations; and

•	North America, including the Caribbean.

Below is a summary of the results by segment for the quarter ended March 31, 2006:

	*Papua New Guinea	*Fiji and Other Pacific Island Nations	Samoas	North America	Total
Revenues	$4,523,738	1,635,016	1,945,454	—	$8,104,208
Minority interest in net income of subsidiaries	$223,801	—	—	—	$223,801
Net income (loss)	$23,631	(353,501)	(42,282)	(886,144)	$(1,258,296)
Depreciation	$170,510	55,597	237,266	9,510	$472,883
Amortization	$198,514	144,365	70,283	—	$413,162
Net interest expense	$(343)	(31,194)	(47,854)	(141,494)	$(220,885)
Identifiable assets	$18,919,234	11,496,040	10,957,453	2,582,739	$43,955,466

*	Represents results of operation for two months; February 1, 2006 through March 31, 2006.

Below is a summary of the results by segment for the quarter ended March 31, 2005*:

	Papua New Guinea	Fiji and Other Pacific Island Nations	Samoas	North America	Total
Sales	$—	—	1,861,733	—	$1,861,733
Net income (loss)	$—	—	393,556	(8,280,927)	$(7,887,371)
Depreciation	$—	—	97,289	49,922	$147,211
Net interest expense	$—	—	1,392	(226,622)	$(225,230)

*	Results of operations for the three months ended March 31, 2005 do not include the operations of Papua New Guinea and Fiji and other Pacific Island Nations since they were not acquired until February 1, 2006.

NOTE 15 – Subsequent Events

a.	During July 2006, the Company re-purchased 303,750 of issued but not outstanding shares of its common stock for $562 pursuant to a stock purchase agreement entered into during 2004 with its former Chief Executive Officer.

b.	On July 24, 2006, pursuant to an amendment to the Note Purchase Agreement with an affiliate of the majority stockholder, the Company increased the amount to be borrowed up to $3,300,000 (from $2,300,000) with the same interest rate and due date as the original note. (See Note 9.)

c.	Effective August 1, 2006, the Company entered into an employment agreement with its Chief Operating Officer of Datec. The employment agreement has an initial term that expires five years from the effective date but will automatically be extended for successive two year terms unless either party gives written notice no less than one hundred twenty days prior to the end of the term. The Chief Operating Officer’s base salary is $210,000 and may also receive an annual performance bonus in accordance with criteria set by the Company’s Board of Directors. In the event of a change in control, the Chief Operating Officer shall have the right to terminate his employment under the employment agreement by giving 30 days written notice at any time within one year of the change in control. In the event of such a termination, the Chief Operating Officer shall be entitled to severance in an amount equal to his annual base salary for twelve months. In addition, the Company will waive any lapse provisions of stock options or restricted stock grants made by the Company that have vested.

d.	On August 25, 2006, the Company entered into an employment agreement for its new Chief Executive Officer, with an effective date of August 28, 2006. The employment agreement has an initial term that expires four years from the effective date but will automatically be extended for successive one year terms unless either party gives written notice no less than thirty days prior to the end of the term. The Chief Executive Officer’s base salary is $300,000 and may also receive an annual performance bonus in accordance with criteria set by the Company’s Board of Directors. In connection with the employment agreement, the Chief Executive Officer is also entitled to options to purchase up to 636,200 shares of the Company’s common stock at a price of $4.17 per share, following the adoption by the Company and stockholder approval of a stock option plan. Such options will vest over a period of four years. In the event that a change in control of the Company shall occur at any time during the term of the employment agreement, and within 12 months of the occurrence of such change in control event, the Company terminates the Chief Executive Officer without cause or the Chief Executive Officer shall terminate his employment under this employment agreement, then, in any such event such termination shall be deemed to be a termination by the Company other than for cause and the Chief Executive Officer shall be entitled to such compensation amounting to twelve months of his base salary.

e.	During May 2006, the Company issued 24,000 shares of common stock pursuant to a Director compensation policy adopted by the Board of Directors during December 2005. Such shares are in lieu of compensation for service in 2006 for the four board members and the related sub-committee members. The Company will record a compensation expense based on the fair market value at the time the shares are earned.

f.	On October 20, 2006, the Company entered into a Purchase Agreement with Chickasaw Wireless, Inc. for the sale of its wireless telecommunications license for Bloomington, Illinois. The sales price is $2,750,000 and is payable in cash upon closing. Closing of the transaction is subject to, among other things, approval of the Federal Communications Commission (“FCC”). If FCC approval is obtained and all other conditions to closing are satisfied, management anticipates that this transaction will be consummated in the first quarter of 2007.

g.	On October 30, 2006, the Company entered into a Loan Agreement with ANZ Finance American Samoa, Inc. and ANZ Amerika Samoa Bank (jointly, “ANZ”), pursuant to which ANZ has committed to provide financing of up to $5,800,000. Of this amount, $800,000 is in the form of a term loan and $5,000,000 is in the form of a revolving loan. AST is the borrower under each facility and Elanda, Inc. and certain of its domestic and international subsidiaries are guarantors. The loan is principally secured by substantially all of the Company’s assets and operations in American Samoa, Fiji, New Zealand, Samoa and the United States. The term loan bears interest at the rate of 1.25% above the Prime Rate, or the base rate on corporate loans posted by at least 75% of the United States’ 30 largest banks, commonly known as the U.S. Prime Rate of Interest as published from time to time in the Wall Street Journal. The Company paid a $50,000 fee at closing to ANZ. Unborrowed amounts under the revolving loan incur a commitment fee equal to 0.50% per annum. The revolving loan bears interest at the rate of 1.0% above the Prime Rate. Payments of principal and interest under the term loan in the amount of $10,940.62 are due on the first day of every month. The revolving loan is due on October 30, 2007 and the term loan is due on October 30, 2015. At closing, the Company borrowed the full amount available under the term loan and $3,400,000 under the revolving loan. The balance of the revolving loan is available for general corporate purposes.

h.	On November 1, 2006, the Company paid all amounts outstanding under its Promissory Note to the Bank of Hawaii and its credit facility with the Bank of Hawaii.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note About Forward Looking Statements

This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, which are based on management’s exercise of business judgment, as well as assumptions made by and information currently available to, management. When used in this document, the words “may”, “will”, “anticipate”, “believe”, “estimate”, “expect”, “intend” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as described in Elandia’s Registration Statement on Form 10/A filed with the Securities and Exchange Commission on August 25, 2006. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. We undertake no obligation, and do not intend, to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrence of any unanticipated events. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

Introduction

The following discussion should be read in conjunction with the information contained in our unaudited consolidated condensed financial statements and the related notes thereto, appearing elsewhere herein, and in conjunction with our Registration Statement on Form 10/A filed on August 25, 2006. The financial information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refers to our continuing operations.

The information contained herein gives effect to the following two acquisition transactions. On January 31, 2006, we consummated a merger with AST Telecom, LLC (“AST”), pursuant to which we acquired AST, a provider of wireless telephone services in American Samoa. This acquisition was accounted for as a common control merger (similar to a pooling) for the majority membership interested owned by SVCH. The remaining 35% interest is accounted for using the purchase method of accounting. Accordingly, the financial information contained within this report and the discussion below both include the operations of AST from the beginning of each respective reporting period.

On February 1, 2006, we consummated a plan of arrangement under the laws of New Brunswick, Canada, whereby we acquired the South Pacific operations of Datec Group Ltd. (“Datec”). The acquisition of Datec has been accounted for as a purchase business combination. As a result, the consolidated financial statements included elsewhere within this report include the operations of Datec from February 1, 2006, the effective date of the acquisition, through March 31, 2006. However, for purposes of comparison, the discussion below includes the financial information of Datec as if the acquisition had been completed at the beginning of each reporting period e.g. January 1, 2005 and January 1, 2006 for the three months ended March 31, 2005 and 2006. The information which has been presented on a combined basis is not necessarily indicative of the financial position of our company had the acquisition of Datec occurred at the beginning of each period or the financial results of our company as they may be in the future.

Overview

We are a holding company that, through our operating subsidiaries, acts as a wireless telecommunications service provider and an information solutions and services provider. We offer a wide range of technology products, internet access services, professional services and other solutions to certain islands in the South Pacific, geographic locations which we believe have traditionally been underserved. The products and services we offer in each of the geographic areas we serve varies depending on the infrastructure, existing telecommunication systems and the needs of the region. Generally, however, our telecommunications operations include long-distance service, wireless coverage and internet access. Our software solutions include Microsoft products, database applications, accounting applications and other system applications. We also offer peripheral products including fax machines, copiers, telephones and general office equipment. Our hardware offerings include PBX hardware, servers, routers and switching systems. In addition, we offer professional services to assist our customers in implementing customized solutions to meet their business needs. These services include application development, systems integration, training, maintenance and support.

We generate revenue from the sale of long-distance coverage, wireless service and internet access as well as technology products (both software and peripheral products). We also generate revenue from fees providing professional services to assist our customers in implementing customized business solutions. To a lesser extent, we generate reverse toll fees by providing other wireless service providers with the ability to use our network to facilitate calls into the regions we serve that the other wireless service providers do not otherwise serve.

Our strategy is to be a one-stop source for technology solutions throughout the regions in which we operate. We believe that we have identified regions that are in the beginning stages of technological development and that as we develop our customer base and these communities grow and become more technologically advanced, our business will grow. We also believe that as our business and sales grow in these regions, we will develop a platform that will enable us to expand our operations into other regions.

In targeting regions at the beginning stages of technological development, we face unique challenges. We must educate the individuals and businesses in the communities we serve about the advances in technology generally and our product offerings specifically. In some of the more remote regions in which we operate, we must develop or expand infrastructures for the telecommunication systems in the more rural areas where we want to expand. We must also educate and train a workforce that may not have significant experience in or knowledge of information technology. Notwithstanding these challenges, management believes that by being involved in the technological development of these regions, we will be able to establish a loyal customer base and be able to capitalize on the additional revenues that can be realized from these rapidly evolving markets.

We recently retained a new Chief Executive Officer and a new Chief Operating Officer for our Pacific operations. With new management in place, we have undertaken an extensive evaluation of our existing operations with the intention of determining the proper strategy for our business going forward. We will be making aggressive changes to certain areas of our business including American Samoa and Fiji to address operational deficiencies in these segments. We believe that the changes we will be implementing will maximize the efficiency of our operations and ultimately improve our profitability.

Segments

We currently conduct business operations through several operating subsidiaries in four geographic segments:

•	Our wholly-owned subsidiary AST, which we acquired effective January 31, 2006, conducts business in The Samoas, which includes American Samoa and Samoa (formerly Western Samoa);

•	Our 50% owned subsidiary Datec PNG Pty Limited, which we acquired from Datec Group, Ltd. on February 1, 2006, conducts business in Papua New Guinea;

•	Several affiliated entities, also acquired from Datec Group, Ltd. on February 1, 2006, conduct business in Fiji and other Pacific Island Nations, which include Australia, Cook Islands, New Zealand, Tonga, The Solomon Islands, and Vanuatu; and

•	Our parent company, Elandia, Inc., and wholly owned subsidiary eLandia Technologies, Inc. perform parent company administrative functions and hold certain FCC licenses for sale or possible future development in North America, including the Caribbean, but do not presently conduct revenue generating operations.

In The Samoas we provide wireless service, international service, internet access service and network operations service. As of the date of this filing, AST is the only non-government owned provider of mobile services in American Samoa, under the Blue Sky Communications brand (“Blue Sky”), and operates a global system for mobile communications, or GSM, network in the 1900 MHz band. AST has been a provider of mobile services in American Samoa since February 2003. Through AST, we are the dominant provider of wireless services throughout American Samoa, with more than 70% of the market share and over 15,000 subscribers.

In Papua New Guinea, we provide technology products, internet access service, and professional services. Although the region has a relatively advanced telecommunications network, as compared to other developing nations, the density of telephone service or mobile and internet service remains very low. Developed infrastructures for the telecommunications systems is limited to the major urban areas.

In Fiji and other Pacific Island Nations, we also provide technology products, support services and professional services. In Fiji, we operate in an increasingly competitive, low margin environment for peripheral equipment and have experienced significant challenges in this region. Our operations in Fiji have underperformed for the past two years resulting in losses from operations. However, management has taken steps to address the issues that contributed to the significant losses on our operations in Fiji and other Pacific Island Nations. Approximately $1 million from other operations have already been advanced to Fiji and other Pacific Island Nations and management intends to advance an additional $1.5 million to support our higher margin integration business. However, we expect that the results of these changes will not be reflected in our financial results of operations until the first or second quarter of 2007.

The North America business segment consists of our wholly-owned subsidiary, eLandia Technologies, Inc. and Elandia, Inc., our holding company operation. We currently do not conduct any business in North America, other than corporate overhead. In September 2004, eLandia Technologies, Inc. acquired two wireless telecommunications licenses issued by the Federal Communications Commission (“FCC”). On October 20, 2006, we signed an agreement for the sale of our wireless telecommunications license for Bloomington, Illinois. The sale price is $2,750,000 payable in cash upon closing. Closing of the transaction is subject to, among other things, FCC approval. If FCC approval is obtained and all other conditions to closing are satisfied, management anticipates that this transaction will be consummated in the first quarter of 2007.

Trends in Our Industry and Business

A number of trends in our industry and business have a significant effect on our results of operations and are important to an understanding of our financial statements. These trends include:

Technology Adoption

We currently serve regions that are in the beginning stages of technological development because we believe that, as these communities grow and our customer base becomes more technologically advanced, our business will grow. The rapid rate of emerging technology in the telecommunications industry and the limited access to technology that many of our customers encounter may require us to educate consumers about our new product offerings. The cost of increasing consumer awareness about emerging technology in our relevant markets, while promoting the awareness of our brand, could result in increased operating costs. Moreover, the communities in which we operate may not advance at the same rate in which we would like our business to grow or need our business to grow in order to support increasing operating expenses.

Changing Competitive Landscape

We face increased competition as a result of existing competitors, many of whom can offer multiple services and have the financial wherewithal to offer them at extremely competitive prices. An increase in competition in our markets could adversely affect our share of those markets, the price at which we are able to sell our services and the time in which we are able to release new product offerings. To remain competitive in the telecommunications market we may choose to invest in the development of new products and services or acquire additional bandwidth and servers to help us enhance our user experience. Our plans to expand our network presence and service offerings may also require substantial investments in sales, marketing and administrative infrastructure.

Increasing Government Regulation

Our business has developed in an environment and in regions with only limited government regulation. However, the U.S. and other countries have begun to take more of an interest in how our industry should be regulated. Changes in U.S. or foreign laws or regulations, or in their interpretations, could result in the loss, or reduction in value, of our licenses, concessions or markets, as well as in an increase in competition. Complying with regulatory developments will impact our business by increasing our operating expenses, including legal fees, requiring us to make significant capital expenditures or increasing the taxes and regulatory fees we pay.

Results of Operations, Samoas

During 2005, total revenue increased, however, our operating income and net income decreased significantly. This resulted from a lack of emphasis on service revenues which generate higher margins than product sales. In addition, an audit by the administrator of the e-Rate program revealed several problems and the administrator stopped making the payments required under the program to the American Samoa Department of Education (“DOE”), until the issues had been resolved. In light of the ongoing delays for payment from the DOE, for the three months ended March 31, 2006, we did not record any revenue (which is estimated at approximately $195,000) since the collectibility was not assured. We also experienced a significant increase in general and administrative expenses, resulting from, among other things, the merger of AST. Since the merger, we have retained a new Chief Executive Officer and undertaken an evaluation of our business. Management has taken steps to address these issues, including focusing on service revenues, terminating non-productive employees and reducing general and administrative expenses. We expect to see results from the changes made in the first quarter of 2007.

On May 23, 2006, we received our designation as an eligible telecommunications carrier, or ETC designation. Since we have this designation and because we provide service in rural areas, we are eligible to receive universal services support funds as of that date. We anticipate that we may receive up to $13.13 per subscriber per month. Based on our 15,000 average number of subscribers in the American Samoa as of June 30, 2006, we should receive an additional $2,350,000 in revenues per year (assuming no change in the number of subscribers we have) without incurring any substantial additional cost. We began receiving payments in November 2006 and expect payments to continue monthly thereafter.

Comparison of Three Months Ended March 31, 2006 to Three Months Ended March 31, 2005

Effective January 31, 2006, we acquired AST, a provider of wireless telephone services in American Samoa. The acquisition was accounted for as a common control merger (similar to pooling) for the majority membership interested owned by SVCH. The remaining 35% interest is accounted for using the purchase method of accounting. Accordingly, the consolidated condensed financial statements included with this Report and summarized below include the operations of AST from the beginning of each respective reporting period.

Financial Performance

	Three Months Ended March 31,
	2006	2005
Revenue	$1,945,454	$1,861,733
Costs and Expenses	1,939,882	1,469,569

Operating Income	5,572	392,164
Total Other (Expense) Income	(47,854)	1,392

Net (Loss) Income	$(42,282)	$393,556

Revenue. We derive revenue from our prepaid and postpaid wireless services, our ISP delivery services and other data network infrastructure services, equipment sales and service and long distance toll fees that we charge other telecommunications providers who need to access our networks.

	Three Months Ended March 31,
	2006	2005	Change $	Change %
Revenue:
Prepaid	$1,147,117	$1,193,586	$(46,469)	(3.9)%
Postpaid	229,337	233,081	(3,744)	(1.6)
Data and data delivery	144,663	50,775	93,888	185.0
Equipment sales and service	266,206	182,693	83,513	45.7
Long distance reverse roll fees	158,131	201,598	(43,467)	21.6

Total Revenue	$1,945,454	$1,861,733	$83,721	4.5%

We attribute the decrease in our postpaid and prepaid wireless revenues to our efforts to reduce our bad debt exposure by terminating certain clients and moving other clients from our postpaid services to our prepaid services. We expect that revenues in these categories will stabilize by the end of the year. We attribute the increase in our data delivery revenues to the launch of our high speed data internet services in March 2005 and our introduction of dedicated broadband capacity for larger companies and corporations in American Samoa. We attribute the increase in our equipment sales revenue primarily to the growth in the number of customers for our wireless services between the two periods.

An audit of the e-Rate program by the administrator of the program revealed several problems, and the administrator stopped making the payments required under the program until the issues had been resolved. In light of the ongoing delays in receiving payments, beginning in the quarter ended March 31, 2006, we began reserving the full amount of the revenues due under this program until actual payment is received. Despite this issue, management expects that revenues will increase in the second half of 2006, as we continue to increase our number of subscribers and begin to receive the benefits of our ETC designation in the form of universal support services funds.

Cost of Revenue- Prepaid and Postpaid

	Three Months Ended March 31,
	2006	2005	Change $	Change %
Cost of Revenue – Prepaid and Postpaid:
Switch/cell site circuits	$270,446	$220,364	$50,082	22.7%
Switch/cell site utilities	51,529	43,378	8,151	18.8
Cost of long distance	177,685	143,275	34,410	24.0
Salary expense	84,777	89,905	(5,128)	(5.7)
License and maintenance fees	58,361	—	58,361	100.0
Other	78,080	88,114	(10,034)	(11.4)

Total	$720,878	$585,036	$135,842	23.2%

We attribute the increase in cost of revenue for prepaid and postpaid wireless services primarily to the addition of cell sites and switching circuits, due to a need for increased capacity on our existing network and the additional satellite circuit as a result of a three-year contract with the DOE to provide discounted, or “e-Rate”, fiber connectivity and internet services to 29 public schools and a library on the Island of Tutuila. In addition, during the three months ended March 31, 2006, there was an increase in payments made to our long distance carriers due to an increase in the volume of long distance phone calls made by our customers to locations outside of American Samoa.

Cost of Revenue- Equipment Sales and Service

	Three Months Ended March 31,
	2006	2005	Change $	Change %
Cost of Revenue – Equipment Sales and Services:
Cost of phone sales	$133,755	$109,061	$24,694	22.6%
Cost of SIM cards	9,768	9,139	629	6.9
Cost of prepaid cards	12,139	15,400	(3,261)	(21.2)
Other	7,918	6,476	1,442	22.3

Total	$163,580	$140,076	$23,504	16.8%

We attribute the increase in cost of revenue for equipment sales and service to an increase in the number of customers subscribing to our wireless services and an increase in equipment sales. We attribute this, in part, to the increase in product sales for which we achieve lower margins, and the decrease in prepaid and postpaid wireless services for which we achieve higher margins. Despite the increase in cost of revenue in connection with equipment sales and service, the cost as a percentage of revenues decreased from 76.7% for the three months ended March 31, 2005 to 61.4% for the three months ended March 31, 2006. We expect that our cost of revenue for equipment sales and service will continue to increase as we continue to increase our customer base. However, we will continue our efforts to decrease the cost as a percentage of revenue.

Operating Expenses

	Three Months Ended March 31,
	2006	2005	Change $	Change %
Operating Expenses:
Sales and marketing	$175,952	$97,572	$78,380	80.3%
Customer service	97,636	179,431	(81,795)	(45.6)
General and administrative	474,287	370,166	104,121	28.1
Depreciation	235,266	97,289	137,977	141.8
Amortization	72,283	—	72,283	N/A

Total	$1,055,424	$744,458	$310,966	41.8%

For the three months ended March 31, 2005, operating expenses represented 40.0% of revenues, while for the three months ended March 31, 2006, operating expenses represented 54.3%. Sales and marketing expenses increased significantly as a result of increased advertising costs, promotions expense and the costs and expenses associated with hiring additional personnel. We attribute the increase in general and administrative expenses primarily to significant increases in professional fees paid to outside consultants, legal fees, and salary expenses due to hiring of new personnel. The professional fees, other than legal, are paid to outside consultants used to assist in the expansion of our network and a wireless initiative in Samoa. The legal fees were incurred in connection with the merger with Elandia as well as certain FCC related matters. The increases were offset, in part, by decreases in computer expenses, management fee expenses, audit fees, and employee training and education. We attribute the increase in depreciation to the construction of a new operations building, leasehold improvements at Laufou Plaza and upgrades to our existing wireless network. We attribute the increase in amortization to the amortization of intangibles acquired as part of our purchase of AST in February 2006. In the future, management will continue working on decreasing operating expenses while at the same time increasing our efforts in generating higher margin revenues.

Interest Expense. During the three months ended March 31, 2006, our net interest expense increased $49,246 compared to the three months ended March 31, 2005. We attribute this increase to the Bank of Hawaii mortgage on our operations building which did not exist in the first quarter of 2005 and interest on our line of credit which also did not exist in the first quarter of 2005.

Net Income. Revenues with respect to our operations in The Samoas have continued to increase in the past three years; however, our operating profit and net income has declined in the last two years. During the three months ended March 31, 2006, our net income decreased $435,838, or 110.7%, compared to the three months ended March 31, 2005.

The decline in net income can be attributed, in large part, to payment delays with respect to the e-Rate program. An audit of the e-Rate program by the Administrator of the program revealed several problems and the administrator stopped making payments required under the program until these issues had been resolved. In light of the ongoing delays in receiving payments, beginning in the quarter ended March 31, 2006, we began reserving the full amount of the revenues due under this program until payment was received. Thus, despite the increase in cost of service in the three months ended March 31, 2006, we did not have a corresponding increase in revenue and this has had a negative impact on net income. In late August, 2006, we were paid $200,000, which represented all amounts due under this contract through March 31, 2006.

In addition to this and in response to competitive pressures, during January 2006, management decreased the rates charged to customers in order to attract additional customers. As a result, the cost of revenue for our prepaid and postpaid wireless services which was 41.0% of our prepaid and postpaid revenues for the three months ended March 31, 2005, increased to 52.4% of revenues for the three months ended March 31, 2006.

Performance Measures

In managing our operations and assessing our financial performance in The Samoas, management supplements the information provided by financial statement measures with several customer–focused performance measures that are widely used in the telecommunications industry. The following table contains the key operating data:

	Three Months Ended March 31,
	2006	2005
Average revenue per user	$29.86	$36.68
Minutes of use	9,996,187	8,768,302
Churn	2.5%	5.6%
Number of customers at end of period	16,662	14,409
Revenue per employee	$34,477	$32,002

Average revenue per user (“ARPU”) is an industry metric that measures average revenue per customer by dividing the service revenue by the weighted average number of customers and dividing that by the number of months during the period being measured. Management uses ARPU to identify average revenue per customer, to track changes in average customer revenues over time, to help evaluate how changes in our business, including changes in our service offerings and fees, affect average revenue per customer, and to forecast future service revenue. In addition, ARPU provides management with a useful measure to compare our subscriber revenue to that of other wireless communications providers. We believe investors use ARPU primarily as a tool to track changes in average revenue per customer and to compare per customer service revenues to those of other wireless communications providers.

For the three months ended March 31, 2006, ARPU decreased by $6.82, or 18.6%, from the quarter ended March 31, 2005. This decrease occurred despite an increase in the number of customers as described below. We attribute the decrease to two factors. In the quarter ended March 31, 2005, ARPU was significantly higher than normal as a result of Tropical Cyclone Olaf which struck the island in February 2005 and resulted in significant activity and increased revenues for that period. No similar event occurred in 2006. In addition, in the first quarter of March 31, 2006, local management reduced international usage rates in an attempt to attract new customers.

Minutes of Use (“MOU”) is a non-GAAP financial measure which measures total minutes of use within a given period. MOU for the three months ended March 31, 2006, increased 1,227,885 minutes, or 14.0%, from the three months ended March 31, 2005. We attribute this to an increase in the number of subscribers and the resulting increase in volume of calls and minutes. This increase in subscribers resulted from local management lowering our rates.

Churn, an industry metric that measures customer turnover, is calculated as the number of customers that disconnect from our services divided by the weighted average number of customers divided by the number of months during the period being measured. Management uses churn to measure our retention of customers, to measure changes in customer retention over time, and to help evaluate how changes in our business affect customer retention. In addition, churn provides management with a useful measure to compare our customer turnover activity to that of other wireless communications providers. We believe investors use churn primarily as a tool to track changes in our customer retention over time and to compare our customer retention to that of other wireless communications providers.

Churn decreased from 5.6% in the three months ended March 31, 2005, to 2.5% in the three months ended March 31, 2006. We attribute this decrease in churn, or increase in existing customers remaining with our service, to improved quality of service and more competitive rates as a result of the discount previously discussed.

Management also measures the performance of operations by analyzing our increase or decrease in the number of customers during any particular period. The number of customers for the three months ended March 31, 2006 increased 2,253, or 16%, from the three months ended March 31, 2005. We attribute this increase to our promotions for the peak periods of Mother’s Day and Father’s Day plus the Christmas season and our lower per minute rates to our customers.

Management also reviews the measure of revenue per employee to evaluate the efficiency of our operations. Revenue per employee is calculated by dividing total revenue, less revenue from reverse toll fees, by the weighted average headcount. Revenue per employee for the three months ended March 31, 2006 increased $2,475, or 7.7%, from the three months ended March 31, 2005. From March 31, 2006 to March 31, 2005, the number of employees increased from 51 to 61, in anticipation of significant growth in our customer base. However, the decrease in revenue per employee suggests that we have not yet integrated the new employees into our operations in an efficient manner. As a result, management is currently evaluating our staff and taking steps to improve efficiency. Management believes that revenue per employee will increase as we find the correct balance between our customer base and employees and begin to more efficiently manage the newly acquired entities.

Results of Operations, Papua New Guinea

Comparison of Three Months Ended March 31, 2006 to Three Months Ended March 31, 2005

We hold a 50% ownership interest in Datec PNG Pty Limited through our wholly owned subsidiary Generic Technology Limited. The acquisition of this interest was accounted for using the purchase method of accounting. Accordingly, the consolidated condensed financial statements included elsewhere in this report include the operations of Datec from February 1, 2006, the effective date of the acquisition, through March 31, 2006. However, for purposes of comparison, the financial information set forth below includes the financial information of Datec as if the acquisition had been completed at the beginning of each of the respective periods.

Financial Performance

The following table sets forth certain financial data for the periods indicated.

	Three Months Ended March 31,
	2006	2005
Revenue	$6,197,916	$5,728,035
Costs and Expenses	5,855,569	5,149,117

Operating Income	342,347	578,918
Total Other Income (Expense)	212,177	(5,613)

Income Before Income Tax	554,524	573,305
Income Tax Expense	(206,607)	(183,458)
Minority Interest	(273,216)	(194,924)

Net Income	$74,701	$194,923

Revenue

	Three Months Ended March 31,
	2006	2005	Change $	Change %
Revenue:
Product sales	$3,718,091	$3,215,747	$502,344	15.6%
Professional services	1,150,423	1,301,931	(151,508)	(11.6)
Data delivery	1,329,402	1,210,388	119,014	9.8

Total revenue	$6,197,916	$5,728,066	$469,850	8.2%

Product sales revenue refers to all computer hardware, communications hardware, consumables and packaged software sold through our retail stores or by direct sales. We attribute the increase primarily to increased demand for battery backup power sources and consumable products such as toner and paper. We expect that the demand for these products will continue to increase; however, management intends to focus on increasing sales of professional services, which produce a higher margin for us.

Professional services revenue refers to client support provided by our hardware engineers, software analysts, architects, developers and staff for new and existing software, hardware, systems or applications. We attribute the decrease in professional services revenue to a reduction in the amount billed to clients with maintenance contracts. Many of our customers have switched from Midrange servers, which are being phased out, to newer servers with fewer maintenance issues. We also attribute the reduction to exchange rate differences between the Papua New Guinea kina and Australian dollar which have had a negative impact on our professional services revenue.

Data delivery revenue refers to the revenue from our ISP services and other data network infrastructure services. We attribute the increase in data delivery revenue to an increase in the volume of data utilized by our customers who are charged on a data usage model. We expect that these revenues will continue to increase as we expand our customer base.

Cost of Revenue

	Three Months Ended March 31,
	2006	2005	Change $	Change %
Cost of Revenue:
Cost of product sales	$2,962,500	$2,757,215	$205,285	7.4%
Cost of data delivery	305,527	270,148	35,379	13.1

Total	$3,268,027	$3,027,363	$240,664	7.9%

Cost of product sales refers to the cost of all products sold through retail outlets or our direct sales force. While cost of product sales increased, it represented a lower percentage of product sales revenue for the period ended March 31, 2006, as compared to the period ended March 31, 2005, representing 79.7% and 85.7%, respectively.

Cost of data delivery expense refers to charges levied by the local telecommunications providers for data traffic. Cost of data delivery remained at approximately 22% of data delivery revenues.

Operating Expenses

	Three Months Ended March 31,
	2006	2005	Change $	Change %
Operating Expenses:
Network operations	$359,282	$240,512	$118,770	49.4%
Sales and marketing	264,784	266,826	(2,042)	(0.8)
Maintenance and support	511,496	450,307	61,189	13.6
General and administrative	999,087	919,174	79,913	8.7
Depreciation	254,380	244,936	9,444	3.9
Amortization	198,573	—	198,573	N/A

Total	$2,587,602	$2,121,755	$465,847	22.0%

Operating expenses increased at a slightly higher rate than revenues. For the three months ended March 31, 2005, operating expenses represented 37.0% of revenues, while for the months ended March 31, 2006, operating expenses represented 41.7%. We attribute this, in part, to the increase in product sales for which we achieve lower margins, and the decrease in professional services for which we achieve higher margins. Network operations expenses also increased as a result of merit-based increases for existing employees and the hiring of new employees for an outsourcing contract that began in the fourth quarter of 2005. We attribute the increase in general and administrative to a significant increase in building rents, offset somewhat by reductions in other general and administrative expenses. In the prior period, we owned the building in which we operated and thus paid no rent. However, in April 2005, we sold the building and began making rental payments for our office space in Papau New Guinea. In the future, management will continue working on decreasing operating expenses while at the same time increasing its efforts in generating higher margin revenues.

Other Income. During the three months ended March 31, 2006, other income increased $211,650 to $212,396 compared to $746 in the three months ended March 31, 2005. This increase is due to $64,349 of gain amortized from the sale leaseback of our building in Port Moresby in April 2005 and $135,235 of foreign exchange gain recognized in 2006 due to a stronger currency in Papua New Guinea.

Net Income. During the three months ended March 31, 2006, our net income decreased $120,222, or 61.7%, compared to the three months ended March 31, 2005. We attribute this decrease to the fact that operating expenses increased at a higher rate than revenue. Moreover, despite a significant increase in other income, we had a significant increase in amortization expense.

Performance Measures

In managing our operations and assessing our financial performance in Papua New Guinea, management supplements the information provided by financial statement measures with several customer–focused performance measures that are internally used to manage our business. The following table contains the key operating data:

	Three Months Ended March 31,
	2006	2005
Revenue per employee	$27,065	$27,539
Stable revenue	92%	105%
Total PC revenue	$610,643	$207,589
Total server revenue	$231,866	$26,608
Total PC and server revenue as a percentage of total product revenue	23%	7%

Revenue per employee is a metric that takes the total revenue for a period divided by the total number of employees in the business. Management uses revenue per employee as an efficiency and growth gauge across diverse geographic areas with differing economic conditions. Monthly changes to revenue per employee also gives insight into total staffing requirements for any particular country in which we operate. For the three months March 31, 2006, revenue per employee decreased $473 or 1.7% compared to the three months March 31, 2005. Staff numbers increased 10.1% from 208 for the three months March 31, 2005 to 229 for the three months March 31, 2006. Management is currently evaluating our staff and taking steps to improve our efficiency and increase revenue per employee.

Stable revenue is a metric which calculates stable revenue as a percentage of total revenue. Stable revenue consists of all sources of revenue excluding product revenue. The basis for this measurement is that product revenues are seasonal and variable whereas service revenues are more consistent as they are based on contracted revenue streams such as ISP revenues, services projects and maintenance and support to customers. Stable revenue is an important measure in determining the amount of non-contract or non-recurring revenue that must be sold to achieve profitability. For the three months March 31, 2006, our stable revenue decreased to 92% from 105%. This decrease was attributed to the decrease in services revenues of $151,508.

The two measurements for PC and server revenue track the total amount of PC and server revenue based sales for a particular period and as a total percentage of product sales. This metric is used to pinpoint overall trends in our product sales business from consumer purchases to business or government based purchases. Due to the increasing pressure on our operating margins from competition, this metric is useful in determining how resources will be allocated among our product sale vendors and our internal support staff. Moreover, higher sales in servers and PC’s generally results in more opportunities to sell service contracts and peripheral products. For the three months March 31, 2006, PC (including laptop) revenue increased $403,054, or 194%, compared to the three months March 31, 2005. For the same period, the total number of PCs sold increased by 26%. We attribute this to an increase in showroom sales. For the three months March 31, 2006 server revenue increased $205,258, or 771%, compared to the three months March 31, 2005. The total number of units sold during the periods increased from two to 43. We attribute the significant increase in revenue to a significant number of servers sold to the Department of Personnel Management and Department of Education during the first quarter of 2006.

For the three months March 31, 2006, PC and server revenue as a percentage of total product sales increased to 23% compared to 7% for the three months March 31, 2005. This information is helpful for purposes of trend analysis and inventory management.

Results of Operations, Fiji and Other Pacific Island Nations

Financial Performance

The following tables describe the financial results for our operating subsidiaries, Brocker Technology Group NZ Limited, Datec Australia Pty Limited, Datec Fiji Limited, Datec Investments Limited, Datec Samoa Limited, Datec Solomon Island, Datec Tonga Limited, Datec Vanuatu Limited, Generic Technology Limited, Mobile Technology Solutions, and Network Services Limited, for the periods indicated.

	Three Months Ended March 31,
	2006	2005
Revenue	$2,680,705	$3,936,616
Costs and Expenses	3,041,049	4,239,721

Operating Loss	(360,344)	(303,105)
Total Other Income (Expense)	30,036	(60,296)
Income Tax Expense	5,570	78,942

Net Loss	$(324,738)	$(284,459)

Comparison of Three Months Ended March 31, 2006 to Three Months Ended March 31, 2005

Revenue

	Three Months Ended March 31,
	2006	2005	Change $	Change %
Product sales	$1,534,155	$2,913,487	$(1,379,332)	(47.3)%
Professional services	1,146,550	1,023,129	123,421	12.1

Total	$2,680,705	$3,936,616	(1,255,911)	(31.9)%

Product sales revenue refers to all computer hardware, communications hardware, consumables and commercial off-the-shelf software sold through our retail locations or by our direct sales force. For the three months ended March 31, 2005, we had a particularly large one-time sale. As a result, the product sales revenues in that period were unusually high. Management intends to continue its efforts to increase revenues in all areas; however, we do not expect to achieve the levels of the three months ended March 31, 2006, in any quarter in fiscal 2006.

Professional services revenue refers to client support provided by our hardware engineers, software analysts, architects, developers and staff for new or existing software, hardware, systems or applications. We attribute this increase in professional services revenue to an increase in our marketing efforts in New Zealand and the other Pacific Island Nations and emphasis on this higher margin source of revenue.

Cost of Revenue. Cost of revenue for the three months ended March 31, 2005 and 2006 were $2,562,769 and $1,352,897, respectively. Cost of revenue was significantly higher in the three months ended March 31, 2005 as a result of a one-time large transaction. In both periods, cost of revenue as a percentage of product sales was approximately 88%. We believe that cost of revenue for the three months ended March 31, 2006 is more indicative of future performance.

Operating Expenses

	Three Months Ended March 31,
	2006	2005	Change $	Change %
Operating Expenses:
Network operations	$93,779	$99,194	$(5,415)	(5.5)%
Sales and marketing	121,392	165,090	(43,698)	(26.5)
Maintenance and support	494,764	398,710	96,054	24.1
General and administrative	749,464	892,005	(142,541)	(16.0)
Depreciation	84,388	121,953	(37,565)	(30.8)
Amortization	144,365	—	144,365	N/A

Total	$1,688,152	$1,676,952	$11,200.7%

Operating expenses in connection with our Fiji operations increased by 0.7%; however, our revenues declined by 31.9%. Sales and marketing expenses decreased as a result of staff reductions in our Fiji and New Zealand operations. Maintenance and support expenses increased as a result of our expansion into more Pacific Island territories. We reduced general and administrative expenses by decreasing the number of employees and motor vehicle expenses by reducing the number of automobiles we own as well as building rents and other general and administrative expenses. Amortization expense increased as a result of the amortization of intangibles acquired as part of our purchase of AST in February 2006. The results of operations for the period ended March 31, 2006 indicate we are still experiencing problems with our Fiji operations; however, as previously described, we are in the process of attempting to remediate those issues.

Interest Expense. During the three months ended March 31, 2006, interest expense decreased $50,523, or 55.3%, compared to the three months ended March 31, 2005. We attribute this decrease to restructured credit facilities in Fiji and no debenture interest being paid in the first quarter of 2006.

Net Loss. During the three months ended March 31, 2006, our net loss increased $40,279, or 14.1%, compared to three months ended March 31, 2005. We attribute this increase to the increase in operating expenses and decrease in product sales in Fiji.

Performance Measures

In managing our operations and assessing our financial performance in Fiji and the other Pacific Island Nations, management supplements the information provided by financial statement measures with several customer–focused performance metrics that are internally used to manage our business. These are the same performance measures that we use with respect to our Papua New Guinea operations. The following table shows metric information for the periods indicated.

	Three Months Ended March 31,
	2006	2005
Revenue per employee	$14,976	$22,367
Stable revenue	65%	56%
Total PC revenue	$497,775	$336,907
Total server revenue	$115,830	$199,494
Total PC & server revenue as a percentage of total product revenue	40%	18%

For the three months ended March 31, 2006, revenue per employee decreased $7,391, or 33%, compared to the three months ended March 31, 2005. We attribute this decrease to a decrease in product sales of $1,379,332, or 47.3%, despite an increase in services of $123,421, or 12.1%. Staff numbers increased by three people, or 1.7%, from 176 in March 2005 to 179 in March 2006. The decrease in revenue suggests that the new staff has not been fully integrated into efficient operations.

For the three months ended March 31, 2006, stable revenue increased by 9% from 56% for the three months ended March 31, 2005 to 65% for the three months ended March 31, 2006. We attribute this increase to the 12.1% increase in service revenue. We would like to see a higher percentage of stable revenue as we have seen in Papua, New Guinea. The lower stable revenue percentage suggests that we are not fully capitalizing on sale opportunities for maintenance and service contracts.

For the three months ended March 31, 2006, PC (including Laptop) revenue increased $160,868, or 47.7%, compared to the three months ended March 31, 2005. For the same period, the total number of PCs sold increased by from 264 to 434, or 64%. We attribute this increase in revenue to our operating subsidiaries in Samoa being the successful bidder on several requests for proposals in 2006. Despite the increase in PC sales, product sales overall declined. This suggests that while we are selling an increased number of PCs, we are not selling the other consumable and peripheral products that would normally accompany sales of PCs.

For the three months ended March 31, 2006, server revenue decreased $83,664, or 42%, compared to the three months ended March 31, 2005. The total number of units sold during the periods decreased from 27 to 15, or 44.4%. There is a limited market for servers in Fiji and we believe that the relatively significant number of server sales in 2005 may result in lower sales in 2006. Moreover, average server costs increased by $333, or 4.5%, for the three months ended March 31, 2006 compared to the same period in 2005. This may also account for the significant decrease in the number of servers sold in the three months ended March 31, 2006. Sales of servers are generally accompanied by sales of maintenance contracts which generate higher margins. As a result, a decrease in server revenues is a negative trend that we must address.

For the three months ended March 31, 2006, PC and server revenue as a percentage of total product sales increased to 40% in the three months ended March 31, 2006 from 18% in 2005 for the same period. PC and server sales increased by only approximately 13% and yet PC and server sales as a percentage of total product sales increased by 40%. This trend confirms that sales of other peripheral products are decreasing which is a negative trend. We intend to increase our efforts in increasing sales of higher margin products and services.

Our operations in Fiji and the other Pacific Island Nations (particularly Fiji) have underperformed for the past two years resulting in losses from operations. In part, this results from the fact that, in Fiji, we operate in an increasingly competitive, low margin environment for peripheral equipment. We also spent significant resources on several failed strategic initiatives. Moreover, in prior periods, we were forced to incur an inventory write-down when certain inventory became obsolete. Finally, when several new competitors entered the market, management did not respond quickly by taking steps such as reducing our overall cost structure when there was increasing pressure on profit margins. Management has taken steps to address the issues that contributed to the significant losses on our operations in Fiji and Other Pacific Island Nations. We expect that the results of these changes will not be reflected in our results of operations until the first or second quarter of 2007.

Over the past 20 years, Fiji has been the subject of considerable political tension between ethnic Fijian’s who make up about 50% of the population and ethnic Indians who make up around 44%. In December 2006, Fiji’s military commander seized control of the country, marking the fourth coup in two decades. The military takeover adds to the concerns about political instability in Fiji and the other Pacific Island Nations. These concerns may effect travel in Fiji and other Pacific Island Nations, currency exchange rates and the overall economic climate. Management notes that the political unrest has existed in Fiji for over 20 years and does not believe that the most recent events will have a negative impact on business. However, at this time, it is not possible to predict the outcome of this situation and the effect, if any, this will have on our business.

Results of Operations, North America, including The Caribbean

Our primary assets within this segment are personal communication services licenses. We hold our FCC licenses in Bloomington, Illinois, and the U.S. Virgin Islands for sale. On October 20, 2006, we signed an agreement for the sale of our wireless telecommunications license for Bloomington, Illinois. The sale price is $2,750,000 payable in cash upon closing. Closing of the transaction is subject to, among other things, FCC approval. If FCC approval is obtained and all other conditions to closing are satisfied, management anticipates that this transaction will be consummated in the first quarter of 2007. Moreover, we have received a written non-binding verbal offer in connection with the sale of the U.S. Virgin Islands license. We are currently in the preliminary stages of negotiating the terms of the proposed sale and cannot, at this time, predict whether these discussions will result in a formal agreement for the sale of the license or the price and terms of such sale. If the license is not sold, management intends to continue to hold the license for sale while at the same time evaluating commercial opportunities in this market.

Financial Performance

The following table sets forth certain financial data for our North American operations for the periods indicated.

	Three Months Ended March 31,
	2006	2005
Revenue	$—	$—
Costs and Expenses	722,254	527,163

Operating Loss	(722,254)	(527,163)
Interest Expense	(141,494)	(226,622)

Loss from Continuing Operations	(863,748)	(753,785)
Loss from Discontinued Operations	(22,396)	(7,527,142)

Net Loss	$(886,144)	$(8,280,927)

General and Administrative Expenses. For the three months ended March 31, 2006, total costs and expenses increased by $195,091. The increase results from increases in general and administrative expenses associated with our acquisitions in the first quarter of 2006.

Discontinued Operations. For the three months March 31, 2006 and March 31, 2005, the loss from discontinued operations decreased significantly. The significant expenses from discontinued operations for the three months ended March 31, 2005, was due to the efforts of management to reduce overhead expenses with respect to certain of our unsuccessful operations. In the future, we plan to generate income from our recently completed acquisitions and by utilizing our remaining PCS assets.

Net Loss. Our net loss during the three months ended March 31, 2006, decreased significantly as compared to our net loss for the three months ended March 31, 2005. This is attributable to our complete change in business focus.

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from operations and cash from external financing arrangements.

Operating Activities. Cash used in operating activities increased by $834,477 to $1,038,944 during the quarter ended March 31, 2006, compared to $204,467 of cash used in operating activities during the quarter ended March 31, 2005. This increase was attributed to losses associated with our acquisition of Datec in February of 2006.

Investing Activities. During the quarter ended March 31, 2006, cash used in investing activities was $499,461 as compared to cash used in investing activities of $520,707 in the quarter ended March 31, 2005. This decrease is attributed to the cash acquired with our acquisition of Datec in February of 2006.

Financing Activities. During the quarter ended March 31, 2006, cash provided by financing activities increased by $956,613 to $2,013,435 as compared to $1,056,822 provided by financing activities in the quarter ended March 31, 2005. Cash provided by financing activities came from a related party and from an additional line of credit and was used to fund operations as well as meet long-term debt and capital lease obligations.

As of March 31, 2006, we had a working capital deficiency of $5,262,982 and incurred a net loss of $1,258,296 for the quarter ended March 31, 2006. However, we have taken steps to address these issues. First, during January 2006, as part of our acquisition of the operating subsidiaries of Datec and the acquisition of AST, $13,357,886 (representing principal and accrued interest) was contributed to equity by Stanford.

In addition, on February 10, 2006, we entered into a Note Purchase Agreement with Stanford pursuant to which Stanford agreed to provide up to $2,300,000 to us for working capital purposes. This agreement was amended on July 24, 2006 to increase the borrowing limit to $3,300,000. The note bears interest at the rate of 8% per annum. The principal amount, plus all accrued and unpaid interest is due on December 31, 2007. As of October 2, 2006, the entire amount of $3,300,000 and been drawn down and was outstanding. The Company has not made the payments required under the Note Purchase Agreement. However, by letter dated October 30, 2006, Stanford granted a waiver of the default from April 1, 2006, to December 31, 2006.

On October 30, 2006, we entered into a Loan Agreement with ANZ Finance American Samoa, Inc. and ANZ Amerika Samoa Bank (jointly, “ANZ”), pursuant to which ANZ has committed to provide financing of up to an additional $5,800,000. Of this amount, $800,000 is in the form of a term loan and $5,000,000 is in the form of a revolving loan. The term loan bears interest at the rate of 1.25% above the Prime Rate, or the base rate on corporate loans posted by at least 75% of the United States’ 30 largest banks, commonly known as the U.S. Prime Rate of Interest as published from time to time in the Wall Street Journal. The revolving loan bears interest at the rate of 1.0% above the Prime Rate. The revolving loan is due on October 30, 2007 and the term loan is due on October 30, 2015. At closing, we borrowed the full amount available under the term loan and $3,400,000 under the revolving loan. The proceeds from this loan were used to pay off the balance of $1,925,000 on a bank loan.

In addition, on May 23, 2006, we received our designation as an eligible telecommunications carrier, or ETC designation. Since we have this designation and because we provide service in rural areas, we anticipate that we may receive up to $13.13 per subscriber per month. Based on our 15,000 average number of subscribers in the American Samoa as of June 30, 2006, we should receive an additional $2,350,000 in revenues per year without incurring any substantial additional cost. We began receiving payments in November 2006 and expect to continue to receive monthly payments thereafter.

We have taken steps to improve our operating results but estimate that we will require approximately $1,800,000 in additional working capital to bring Fiji and the other Pacific Island Nations to profitability. We believe that the cash available from our financing arrangements with Stanford and our line of credit with ANZ along with the additional revenue from our ETC designation is sufficient to fund this requirement of $1,800,000. We will also need additional funds if we want to expand our business or to seek out additional development opportunities. We have not identified any specific opportunities and cannot estimate how much this would cost. There can be no assurance that these additional funds will be available on terms that are acceptable to us. If the funds are not available from external sources, we will not be able to expand our business or to seek out additional development opportunities.

Our ability to meet our debt and working capital obligations will depend upon the future performance of our operating subsidiaries which will be affected by many factors, some of which are beyond our control. We believe that existing cash flow from operations, as well as additional cash flow generated by our ETC designation, will be sufficient to fund existing operations, as well as the increased costs associated with being a public reporting company. For purposes of expanding our network presence and operations and pursuing development opportunities, we contemplate utilizing external sources of financing. Specifically, we will use the amounts available under the Loan Agreement with ANZ as well as any proceeds received from the sale of our wireless telecommunications licenses in Bloomington, Illinois, and the U.S. Virgin Islands. Moreover, we intend to pursue other sources of external financing. To the extent we do not sell one or both licenses and do not obtain other external sources of financing, we will not pursue these opportunities. Instead, we will continue to focus on improving the efficiency of our existing operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

All of our current revenue is derived from our sales and operations throughout the South Pacific region. The reporting currency for our consolidated condensed financial statements is the U.S. dollar. The functional currency for each of our operating entities is the respective local currency. The majority of revenues and costs in our international operations are denominated in the Papua New Guinea Kina and the Fijian Dollar. The functional currency of American Samoa is the United States dollar. We have not undertaken foreign exchange hedging transactions and are completely exposed to foreign currency transaction risk for all of our operations outside American Samoa. In the future we expect that we will continue to derive a majority of our revenues outside of the United States. Changes in the exchange rate could have a significant, and potentially adverse, effect on our results of operations. We are exposed to financial statement fluctuations as a result of translating the operating results and financial position of our operating subsidiaries in the South Pacific. For our statements of operations, all foreign currency transactions are converted to U.S. dollars at rates approximating those at the dates of the transactions. Changes in foreign exchange rates affect our reported profits and losses and cash flows and may distort comparisons from year to year.

Interest Rate Risk

The information services and wireless communications industries are fast-moving and technology driven. As part of our strategy, we plan to pursue additional acquisitions of complementary businesses in the markets in which we have a presence, businesses in other geographic markets, or to obtain services and technologies to enhance our existing services, expand our services offerings or enlarge our customer base. We are subject to interest rate risk primarily associated with our borrowings to fund our strategy and to ensure liquidity for any future transactions. Interest rate risk is the risk that changes in interest rates could adversely affect earnings and cash flows. Specific interest rate risks may include the risk of increasing interest rates on short-term debt and the risk of increasing interest rates for planned new fixed rate long-term financings.

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, we concluded that as of March 31, 2006, our disclosure controls and procedures are not effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures.

As a result of the acquisitions of our South Pacific subsidiaries consummated on January 31, 2006 and February 1, 2006, we are continuing to integrate processes and systems and implement disclosure controls and procedures in these subsidiary operations, consistent with generally accepted accounting principles in the United States (“U.S. GAAP”). Management identified potential control deficiencies in financial reporting departments that could result in errors in our financial reports and affect our ability to issue efficient and effective financial reports. Management is taking remedial steps to correct these weaknesses. These potential material weaknesses are primarily attributable to the geographic distances between our operating locations, limited staffing levels and our staff’s limited familiarity with reporting requirements under U.S. GAAP. We expect that any potential material weaknesses will be remediated by the second half of 2007. Due to the fact that these remedial steps have not been completed, Elandia has performed additional analysis and other post-closing procedures to ensure the consolidated condensed financial statements contained in this Form 10-Q were prepared in accordance with U.S. GAAP.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 6, 2006, an action was commenced against us in the Sixth Judicial Circuit Court in Pasco County, Florida, by Cornerstone Businesses, Inc. in a complaint related to a subcontractor agreement between Cornerstone Businesses, Inc. and Midwest Cable Communications of Arkansas, Inc., Cornerstone Businesses, Inc. seeks relief based upon claims of breach of contract, tortuous interference with a contractual right, tortuous interference with a business relationship and fraud and negligent misrepresentation. The complaint seeks unspecified monetary damages, including pre-judgment. It is not possible at this time to predict the outcome of the legal matter and what effect, if any, it would have on our company.

From time to time, we are involved in various other legal matters. At March 31, 2006, management does not believe that any pending matters (except as disclosed above) are material to the financial statements.

ITEM 1A. RISK FACTORS

We have only recently merged several disparate businesses together and have no combined operating history. The lack of centralized accounting, financing and other administrative systems will result in inefficiencies and increased costs for operations.

On September 15, 2004, Elandia and Technologies were combined by virtue of a common control merger. On January 31, 2006, Elandia acquired AST. Until that time, AST had operated as an independent entity. Also, on February 1, 2006, Elandia acquired all of the operating subsidiaries of Datec. Until that time, Datec, a Canadian holding company, oversaw the operations of those operating subsidiaries. Prior to February 1, 2006, AST and the Datec operating companies had separate management, business plans and prospects that were unrelated to each other. We may not be able to effectively integrate these businesses and their management structures or to derive any benefit from integrating them with Elandia’s management or assets.

Until we establish centralized accounting, finance and other administrative systems, we must rely upon the separate systems of the operating companies. Our success will depend, in part, upon centralizing these functions effectively. Further, we must effectively utilize the technical know-how of the two South Pacific-based operations (the former Datec subsidiaries and AST) in order to realize any benefit from these acquisitions. These organizations have different missions and business plans that will continue to be their priorities. We will also need to integrate such operating companies and any additional businesses we may acquire.

Our management group has been assembled only recently and the management control structure is still in its formative stages. Management may not be able to oversee the combined entity effectively or to implement our operating strategies across business segments. Any failure to do so will result in less efficiency and increased costs. The pro forma combined financial results included in this registration statement cover periods during which Elandia, AST and the Datec operating companies were not under common control or management and may not be indicative of our future financial or operating results.

We may not be able to enhance the operating results of our operating subsidiaries as planned. To the extent that we do not, Elandia will not achieve greater profits.

A key element of our business strategy is to improve the profitability of our operating subsidiaries and any subsequently acquired businesses. Our ability to improve profitability will be affected by various factors including:

•	our cost of, and ability to obtain, capital;

•	our ability to achieve operating efficiencies;

•	the level of continued demand for the services we offer; and

•	our ability to expand the range of services that we offer and our ability to enter new markets successfully.

Many of these factors are beyond our control and our strategies may not be successful. Moreover, we may be unable to generate cash flow adequate to sustain our operations and to support internal growth.

Another key component of our strategy is to operate on a decentralized basis, with local management retaining responsibility for day-to-day operations, profitability and the growth of the business. We cannot assure you that these individuals can operate effectively as the operations grow, face new challenges or endeavor to offer new services. Our subsidiaries are operating with management, sales, and support personnel that may be insufficient to support growth in their respective businesses without significant central oversight and coordination. If proper overall business controls are not implemented, our decentralized operating strategy could result in inconsistent operations and financial practices.

In connection with the acquisitions, various key customers or suppliers of the acquired entities may have the right to terminate their agreements with the acquired businesses. For example, various agreements that our newly acquired South Pacific subsidiaries have with their customers require the subsidiaries to provide notice of a change of control and provide the customers or suppliers the right to terminate the agreements if the customer or supplier is displeased with the change in control. As a result, acquisitions pose the risk that revenues of the acquired entities may decline as a result of the combination. As of the date of this filing, no key customers or suppliers have requested to terminate their agreements with our newly acquired South Pacific subsidiaries.

We have a working capital deficiency.

As of March 31, 2006, we had a working capital deficiency of $5,262,982 and incurred a net loss of $1,258,296 for the quarter ended March 31, 2006. As part of our acquisition of the operating subsidiaries of Datec and the acquisition of AST, $13,357,886 (representing principal and accrued interest) was contributed to equity by SVCH and its affiliate during January 2006. Additionally, during February 2006, we were able to secure a debt facility in the amount of $2,300,000 (increased to $3,300,000 on July 24, 2006) for working capital from an affiliate of our majority stockholder. We also obtained a $5,800,000 financing facility from ANZ Finance America Samoa, Inc. and ANZ America Samoa Bank (jointly, “ANZ”). We have also reduced our administrative overhead expenses where necessary and feasible as part of the sale of discontinued operations. Management believes that, with the closing of our acquisitions, the rationalization of expenses, and the additional working capital provided by ANZ, we will begin to generate positive cash flows from operations and minimize our working capital deficiency. There can be no assurance that the plans and actions proposed by management will be successful; in which case, we may have to secure additional funding sources in the future.

We may not be able to run our businesses without the continuing efforts of our senior executives and we do not maintain key man life insurance on any of them.

Our success depends to a significant degree upon the continued contributions of key management, selling and marketing, and operations personnel, certain of whom would be difficult to replace. In particular, we believe that our future success is highly dependent on Harry Hobbs, our President and Chief Executive Officer; Michael Ah Koy, our President of Business Development; Harley Rollins, our Chief Financial Officer; Michael McCutcheon, our Chief Operating Officer - Datec Group; and Barry and Fay Rose, senior executives of AST. We do not maintain key man life insurance covering our key personnel. Our success will depend to a significant extent upon the retention of these executive officers, their successful performance, the ability of these executive officers to integrate themselves into our daily operations, and the ability of all personnel to work effectively together as a team.

We plan to acquire other businesses as a key part of our growth and we do not know if we will be able to successfully integrate any targets into our existing operations. Failure to manage these acquisitions and integrate these operations will result in decreased efficiency and increased costs.

As part of our strategy, we plan to pursue additional acquisitions of complementary businesses in the markets in which we have a presence and in other geographic markets. We also plan to obtain services and technologies that will enhance our existing services, expand our services offerings or enlarge our customer base. If we complete future acquisitions, we may be required to incur or assume additional debt and make capital expenditures which will cause us to be more highly leveraged, as well as issue additional equity which will dilute our existing stockholders’ ownership interest. Our ability to grow through acquisitions involves a number of additional risks, including the following:

•	the ability to identify appropriate acquisition candidates;

•	the possibility that we may not be able to successfully integrate the operations, personnel, technologies, products and services of the acquired companies in a timely and efficient manner;

•	the diversion of management’s attention from normal daily operations to negotiate acquisitions and integrate acquired businesses;

•	insufficient revenues to offset significant unforeseen costs and increased expenses associated with the acquisitions;

•	challenges in completing research and development being conducted by the acquired businesses;

•	our entrance into markets in which we have little or no prior experience and where competitors have a stronger market presence;

•	deferral of purchasing decisions by current and potential customers as they evaluate the likelihood of success of our acquisitions;

•	incurrence and/or assumption of significant debt, contingent liabilities and amortization expenses; and

•	loss of key employees of the acquired companies.

We will require substantial amounts of external financing to pursue our long-term business plan. Our business plan includes coupling video, data and long distance with our existing wireless service by acquiring or developing cable systems or satellite systems in each market where we provide wireless services. We currently offer wireless services in American Samoa and are seeking to obtain additional wireless licenses. Substantial capital is required to build a wireless network, to provide working capital to maintain the system and operations while endeavoring to grow a subscriber base, and to market the services. We do not expect to generate all of these funds internally.

Further, we may use a significant portion of our resources for acquisitions. The timing, size and success of our acquisition efforts and any associated capital commitments cannot be readily predicted. We currently intend to finance future acquisitions by using shares of our common stock, cash from borrowings or a combination of equity and cash. If our stock does not achieve or maintain a sufficient market value, or if potential acquisition candidates are otherwise unwilling to accept common stock as part or all of the consideration for the sale of their businesses, we may be required to utilize more borrowings, if available, in order to initiate and maintain our acquisition program.

If we do not have sufficient cash resources, our growth could be limited unless we are able to obtain additional capital through debt or equity financings. We may be unable to obtain additional financing on favorable terms, if at all. Any failure by us to do so could limit our ability to develop our long-term business plan. To the extent that we use equity for all or a portion of the consideration to be paid for future acquisitions, existing stockholders may experience dilution.

We are a relatively small company without significant capitalization. As a result, we may not be able to compete successfully against our current and future competitors, which have significantly greater resources. Failure to compete effectively will result in loss of revenue and decreased profitability.

In general, the telecommunications industry is very competitive. Local and long distance carriers compete on rates, features and service plans in addition to the quality of service that is offered. Our operating subsidiaries must be able to favorably differentiate the services that they offer from existing and future competitors. Some of these competitors may be able to provide our target customers with additional benefits, including bundled communication services before we are able to do so, or in a manner that is better than our offering.

Moreover, the industries in which we compete are experiencing rapid technological change, and we may lose customers if we fail to keep up with those changes. Some of our competitors have greater financial resources. As a result, they can invest more capital in technology development. Because of their size and bargaining power, our larger competitors may be able to purchase equipment, supplies and services at lower prices. As consolidation in the industry creates even larger competitors, any purchasing advantages our competitors have may increase.

We compete as a wireless alternative to wireline service providers in the telecommunications industry. Wireline carriers have begun to advertise aggressively in the face of increasing competition from wireless carriers, cable operators and other competitors. Wireline carriers are also offering unlimited calling plans and bundled offerings that include wireless and data services. We may not be successful in our efforts to persuade potential customers to adopt our wireless service in addition to, or in replacement of, their current wireline service.

We derive a significant portion of our managed services revenues and data delivery revenues from two clients. A reduction in either of these clients demands for our services or the loss of either client would likely result in a significant decline in gross profits.

During the year ended December 31, 2005, and the three months ended March 31, 2006, Datec, an IBM authorized re-seller, derived approximately $2,678,429, or 27.6%, and $665,497 or 29.0%, respectively, of its professional services revenues from our customer IBM Global Services Australia, our referral source. Unless renewed, this agreement expires in January 2007. Moreover, IBM may terminate our agreement under various scenarios including, but not limited to, if we were to materially breach the agreement, become insolvent or fail to provide a minimum level of service (as described in the agreement). This revenue is not material as a percentage of total revenue. However, because we derive a large percentage of our managed services revenues from a single customer, our managed services revenues would significantly decline if we lost this customer or if the amount of business we obtain from this customer were reduced. Since most of the gross profit of the Datec operating subsidiaries is derived from the managed services business, this customer is important to our Datec operating subsidiaries.

During the year ended December 31, 2005, and the three months ended March 31, 2006, our operations in Papua New Guinea derived approximately $970,569, or 20.3%, and $322,721, or 24.3%, respectively, of their data delivery revenues from Bank of South Pacific Limited (“BSP”). This revenue is not material as a percentage of total revenue. However, because we derive a large percentage of our data delivery revenues from a single customer, our data delivery revenues would significantly decline if we lost this customer or if the amount of business we obtain from this customer is reduced. Since most of the gross profit of the Papua New Guinea operations is derived from the data delivery business, this customer is important to our Papua New Guinea operations. BSP may terminate our agreement under various scenarios, including, but not limited to, if we were to materially breach the agreement, become insolvent or have a change in control. Moreover, BSP may terminate this agreement for no reason on six months’ notice.

We may not be successful in increasing our customer base which would force us to change our business plans which would likely increase our expenses.

We must increase our customer base for wireless services, internet service and data center services to generate the internal funds necessary to support growth. Many factors could prevent us from adding new customers or result in a net loss of customers, including:

•	seasonal trends in customer activity;

•	promotional activity by our competitors;

•	competition in the wireless telecommunications market;

•	decreases in our level of spending on capital investments and advertising; or

•	varying national economic conditions.

Our current business plans assume that we will increase our customer base over time, providing us with increased economies of scale. If we are unable to attract and retain a growing customer base, we will be forced to change our current business plans and financial outlook. This will likely increase our expenses and may preclude us from having sufficient funds to support our growth.

If we experience high rates of customer turnover or bad debt, our revenues will decrease and expenses associated with marketing will increase.

Customer turnover, frequently referred to as “churn,” is an important business metric in our wireless and internet services businesses because it can have significant financial effects. Because we do not require wireless and internet services subscribers to sign long-term commitments or pass a credit check, our service is available to a broader customer base than many other wireless providers. As a result, some of our customers may be more likely to have their service terminated due to an inability to pay than the average industry customer. In addition, our rate of customer turnover may be affected by other factors, including the size of our calling areas, handset issues, customer care concerns, number portability and other competitive factors. Our strategies to address customer turnover may not be successful. A high rate of customer turnover would reduce revenues and increase the total marketing expenditures required to attract the minimum number of replacement customers required to sustain our business plan, which, in turn, could have a material adverse effect on our business, financial condition, and results of operations.

Our operating costs could also increase substantially as a result of customer credit card fraud and subscription fraud and dealer fraud. We have implemented a number of strategies and processes to detect and prevent efforts to defraud us, and we believe that our efforts have substantially reduced the types of fraud we have identified. However, if our strategies are not successful in detecting and controlling fraud in the future, it could reduce our operating results.

If we cannot effectively manage international operations, we may experience losses, both from foreign currency exchange rates and otherwise.

At the present time, most of our operations are conducted outside of North America. We anticipate that for the foreseeable future, most of our revenue will be derived from sources outside of North America. We may experience gains and losses resulting from fluctuations in foreign currency exchange rates. The majority of revenues and costs from our international operations are denominated in the Papua New Guinea Kina and the Fijian Dollar.

The functional currency of American Samoa is the United States dollar. We have not undertaken foreign exchange hedging transactions and are completely exposed to foreign currency transaction risk for all of our operations outside American Samoa. Our international operations are generally subject to a number of additional risks including:

•	protectionist laws and business practices favoring our competitors;

•	greater difficulty or delay in accounts receivable collection;

•	difficulties in staffing and managing foreign operations;

•	political and economic instability;

•	the ability to obtain, transfer, or maintain licenses required by governmental entities with respect to the combined business; and

•	compliance with evolving governmental regulation, with which we have little experience.

We serve markets that are less developed than North America, lack certain infrastructure and have lower standards of living. We depend upon significant increases in the standard of living in these markets to occur in order to achieve forecasted levels of growth. Further, these regions are subject to natural disasters such as tsunamis and hurricanes that can destroy our infrastructure and harm the general economies. The recovery time following such natural disasters can be extended due to the lack of services and materials on these islands and long shipping times. The volcanic terrain of certain of these islands increases the difficulties of repair following natural disasters.

We have identified the potential for material weaknesses in our internal control over financial reporting. If we do not remediate all of these material weaknesses, we will have difficulty obtaining financing and investors may lose confidence in our securities.

A “material weakness” is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with the evaluation of our disclosure controls and procedures as related to the acquisitions consummated on January 31, 2006 and February 1, 2006, we have concluded that the potential for certain material weaknesses in our accounting and financial reporting departments exists with respect to internal control over financial reporting and our ability to issue efficient and effective financial reports, consistent with U.S. GAAP requirements. These potential material weaknesses are primarily attributable to the geographic distances between our operating locations, limited staffing levels and our staff’s limited familiarity with reporting requirements under U.S. GAAP. While we have adopted the following measures, including (i) reviewing and documenting all financial processes for compliance with U.S. GAAP, (ii) giving our Chief Financial Officer oversight responsibilities, and (iii) requiring all relevant staff and our executive officers to attend training regarding disclosure controls and procedures. However, the lack of internal auditor (which we are attempting to identify and hire) and the existence of other material weaknesses could result in errors in our financial statements. Addressing these material weaknesses could result in substantial costs and may require us to devote significant resources to rectify any internal control deficiencies. We expect that any potential material weaknesses will be remediated by the second half of 2007. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly and we may be unable to obtain additional financing to operate and expand our business.

We may incur substantial expense ensuring that our internal control over financial reporting complies with the requirements of the Sarbanes-Oxley Act of 2002.

Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to do a comprehensive evaluation of their internal control over financial reporting. To comply with this statute, we will be required to document and test our internal control over financial reporting; our management will be required to assess and issue a report concerning our internal control over financial reporting; and our independent registered public accounting firm will be required to attest to and report on management’s assessment. Reporting on our compliance with Section 404 of the Sarbanes-Oxley Act will first be required in connection with the filing of our Annual Report on Form 10-K for the fiscal year ending December 31, 2007. We plan to commence a review of our internal control over financial reporting for each acquired entity promptly in order to become compliant with the requirements of Section 404. However, the standards that must be met for management to assess our internal control over financial reporting are new and require significant documentation and testing. Our assessment in the future may identify the need for remediation of our internal control over financial reporting.

Many of our directors and officers reside outside the United States and substantially all of our assets are outside the United States. As a result, it may be difficult, if not impossible, to effect service of process and/or enforce judgments against us or our management.

Many of our directors and officers reside outside of the United States. As a result, it may not be possible to effect service on such persons in the United States or to enforce, in foreign courts, judgments against our officers and directors obtained in U.S. courts and predicated on the civil liability provisions of the Federal securities laws of the United States. Furthermore, a large percentage of our directly owned assets are located outside the United States, and, as such, any judgment obtained in the United States against Elandia may not be collectible within the United States. You may also have difficulty in the enforcement of judgments obtained in the United States against us or our management.

Technology products change rapidly. As a result, our inventory might become obsolete which would result in substantial losses.

Our technology products businesses are subject to the risk that the value of our inventory will be affected adversely by suppliers’ price reductions or by product changes affecting the usefulness or desirability of our products.

Any failure of our managed services, which requires us to protect our customers’ infrastructure and equipment, could lead to significant costs and disruptions that could reduce our revenue and harm our business reputation.

Our business depends on providing customers with highly reliable service. In our managed services business we must also protect our customers’ infrastructure and their equipment. The managed services we provide are subject to failure resulting from numerous factors including:

•	human error;

•	physical or electronic security breaches;

•	fire, earthquake, flood and other natural disasters;

•	water damage;

•	fiber cuts;

•	power loss;

•	sabotage and vandalism; and

•	failure of business partners who provide our resale products.

Problems at one or more data centers, whether or not within our control, could result in service interruptions or significant equipment damage. We have service level commitment obligations to certain of our customers, including our significant customers. If our customers suffer a loss of service or we fail to meet service level commitment obligations, we will be subject to financial penalties and loss of confidence of our customers which could consequently impair our ability to obtain and retain customers and to generate revenues.

Furthermore, we are dependent upon internet service providers, telecommunications carriers and other website operators in the South Pacific, the United States, Asia and elsewhere, some of which have experienced significant system failures and electrical outages in the past. Users of our services may in the future experience difficulties due to system failures unrelated to our systems and services. If, for any reason, these providers fail to provide the required services, our customers may begin to lack confidence in our services and seek other providers.

There is no known prevention or defense against denial of service attacks. During a prolonged denial of service attack, internet service may not be available for several hours, thus negatively impacting hosted customers’ on-line business transactions. Affected customers might file claims against us under such circumstances. Our property and liability insurance may not be adequate to cover these customer claims.

The geographic regions in which we offer wireless service are susceptible to severe weather and natural disasters. Disruptions to our wireless service may result in significant repair costs and customer dissatisfaction.

Our ability to provide wireless service on a continuous basis is essential to the efficient and profitable operation of our business. We conduct wireless operations in regions that are vulnerable to significant damage or destruction from severe weather or natural disasters. Any damage to our wireless networks, equipment or facilities due to cyclone, hurricane, or other natural disaster could interrupt our business operations, impair our ability to serve customers, and result in significant repair costs.

The current political situation in Fiji may have a negative impact on our operations.

Over the past 20 years, Fiji has been the subject of considerable political tension between ethnic Fijian’s who make up about 50% of the population and ethnic Indians who make up around 44%. In December 2006, Fiji’s military commander seized control of the country, marking the fourth coup in two decades. The military takeover adds to the concerns about political instability in Fiji and the other Pacific Island Nations. These concerns may effect travel in Fiji and the other Pacific Island Nations, currency exchange rates and the overall economic climate. Management notes that the political unrest has existed in Fiji for over 20 years and does not believe that the most recent events will have a negative impact on business. However, no assurance can be given that these recent events and any subsequent developments will not have a negative impact on our business.

We operate in areas with a limited experienced workforce. As a result, the loss of key personnel and the difficulty attracting and retaining qualified personnel could make it more difficult for us to service our customers.

We believe our success depends heavily on the contributions of our employees and on maintaining an experienced workforce, and the uncertainties associated with the recent change of ownership of AST and the Datec operating subsidiaries may have caused employees to consider or pursue alternative employment. We also have key employees on each of the island markets that we service who are part of the local culture and highly trained to perform their technical duties. The loss or unavailability of any of these individuals and particularly the cumulative effect of such losses, may make it more difficult for us to effectively manage and operate our business. However, we do not generally provide employment contracts to our employees.

We may be subject to product liability claims or a loss of revenues generally as a result of the risks associated with wireless handsets and the associated product liability, health and safety issues.

Media reports have suggested that the use of wireless handsets may be linked to various health concerns, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Malfunctions have caused at least one major handset manufacturer to recall certain batteries used in its handsets. We do not manufacture handsets or other equipment sold by us and generally rely on our suppliers to provide us with safe equipment. Our suppliers are required by applicable law to manufacture their handsets to meet certain governmentally imposed safety criteria. However, even if the handsets we sell meet the regulatory safety criteria, we could be held liable with the equipment manufacturers and suppliers for products we sell if they are later found to have design or manufacturing defects. We generally have indemnification agreements with the manufacturers who supply us with handsets to protect us from direct losses associated with product liability, but we cannot guarantee that we will be fully protected against all losses associated with a product that is found to be defective.

Concerns over radio frequency emissions and defective products may discourage the use of wireless handsets, which could decrease demand for our services. In addition, if one or more of our customers were harmed by a defective product provided to us by the manufacturer and subsequently sold in connection with our services, the negative public reactions may difficult for us to add and maintain customers for these or other services.

There also are some safety risks associated with the use of wireless handsets while driving. Concerns over these safety risks and the effect of any legislation that has been and may be adopted in response to these risks could limit our ability to sell our wireless services.

We rely heavily on third parties to provide specialized service. Failure by such parties to provide the agreed services at an acceptable level could limit our ability to provide services and/or cause customer dissatisfaction, both of which could result in reduced revenues.

We depend heavily on suppliers and contractors with specialized expertise in order for us to efficiently operate our business. In the past, our suppliers, contractors and third-party retailers have not always performed at the levels we expect or at the levels required by their contracts. If key suppliers, contractors or third-party retailers fail to comply with their contracts, fail to meet our performance expectations or refuse to supply us in the future, our business could be severely disrupted. Generally, there are multiple sources for the types of products we purchase. However, some suppliers, including software suppliers, are the exclusive sources of their specific products. Because of the costs and time lags that can be associated with transitioning from one supplier to another, our business could be substantially disrupted if we were required to replace the products or services of one or more major, specialized suppliers with products or services from another source, especially if the replacement became necessary on short notice. In particular, in connection with our telecommunications and data communications businesses we are materially dependent on satellite companies to provide long distance connections. Our principal managed services customer is under agreement with IBM Global Services Australia, which has subcontracted with us to provide a turn-key service. In connection with our business solutions, we depend upon IBM, Hewlett Packard and Canon.

We may be subject to claims of infringement regarding telecommunications technologies that are protected by patents and other intellectual property rights. These claims would be costly and time consuming to defend.

Telecommunications technologies are protected by a wide array of patents and other intellectual property rights. As a result, third parties may assert infringement claims against us from time to time based on our general business operations or the specific operation of our wireless networks. We generally have indemnification agreements with the manufacturers and suppliers who provide us with the equipment and technology that we use in our business to protect us against possible infringement claims, but we cannot guarantee that we will be fully protected against all losses associated with an infringement claim. Whether or not an infringement claim was valid or successful, it would divert management’s attention away from our business, involving us in costly and time-consuming litigation, requiring us to enter into royalty or licensing agreements (which may not be available on acceptable terms, or at all), or requiring us to redesign our business operations or systems to avoid claims of infringement.

Regulation by government agencies may increase our costs of providing service or require us to change our services.

Our operations are subject to varying degrees of regulation by the FCC and local regulatory agencies and legislative bodies. Adverse decisions or regulations of these regulatory bodies could limit our ability to conduct business or increase the costs of doing business. Governmental regulations and orders can significantly increase our costs and affect our competitive position compared to other telecommunications providers. We are unable to predict the scope, pace, or financial impact of regulations and other policy changes that could be adopted by the various governmental entities that oversee portions of our business.

A change in the tax law could ultimately impair our operations in American Samoa.

The economic stability of American Samoa’s private sector is heavily dependent upon canneries that operate locally. Net earnings of these cannery operations are subject to judgments and estimates and taxed in part under Service Section 936 of the Internal Revenue Code, which exempts qualified American Samoa earnings from federal income tax. Section 936 limits the amount of qualified earnings for these canneries and expires at the end of fiscal year 2006. A change in the law may affect the tax rate of these canneries and place extreme pressure on American Samoa’s economic stability. A material deterioration in the general economic stability of American Samoa could affect our American Samoa operations.

Future declines in the fair value of our wireless licenses could result in future impairment charges which could reduce our operations income and the value of this asset on our balance sheet.

The market values of wireless licenses granted by the FCC have varied dramatically over the last several years, and may vary significantly in the future. In particular, valuation swings could occur if:

•	consolidation in the wireless industry allowed or required carriers to sell significant portions of their wireless spectrum holdings;

•	a sudden large sale of spectrum by one or more wireless providers occurs; or

•	market prices decline as a result of the bidding activity in recently concluded or upcoming FCC auctions.

In addition, the price of wireless licenses could decline as a result of the FCC’s pursuit of policies designed to increase the number of wireless licenses available in our markets. If the market value of our wireless licenses were to decline significantly in the future, we could be subject to non-cash impairment charges. A significant impairment loss could reduce our operating income and the carrying value of our wireless licenses on our balance sheet.

Declines in our operating performance could ultimately result in an impairment of our indefinite-lived assets, including goodwill, or our long-lived assets, including property and equipment, which could reduce our operating results and the value of these assets on our balance sheet.

We assess potential impairments to our long-lived assets, including property and equipment and certain intangible assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We assess potential impairments to indefinite-lived intangible assets, including goodwill and wireless licenses, annually and when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. If we do not achieve our planned operating results, this may ultimately result in a non-cash impairment charge related to our long-lived assets and/or our indefinite-lived intangible assets. A significant impairment loss could significantly reduce our operating results and the carrying value of our goodwill or wireless licenses and/or our long-lived assets on our balance sheet.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

In January 2006, pursuant to the merger between us and AST Telecom LLC, a closely held limited liability company, we issued 4,225,726 shares of common stock in exchange for all of the issued and outstanding membership interests of such company. These shares were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

In February 2006, pursuant to an arrangement under Section 128 of the New Brunswick Business Corporations Act pursuant to which the shares of Datec Pacific Holdings Ltd. were exchanged for shares of our company, we issued 4,085,126 shares of common stock to the stockholders of Datec Pacific Holdings Ltd. These shares were deemed to be exempt from registration under the Securities Act in reliance on Section 3(a)(10) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

By written consent dated February 17, 2006, the holders of a majority of our outstanding common stock approved an amendment to our Articles of Incorporation to effect a three-for-five reverse stock split of the issued and outstanding common stock of Elandia, effective March 9, 2006.

By written consent dated March 20, 2006, the holders of a majority of Elandia’s outstanding common stock appointed the following directors to serve until the next annual meeting of the stockholders or until their respective successors are duly elected and qualified, subject to any rights of removal that may exist:

•	James M. Ah Koy

•	Sydney D. Camper III

•	Richard M. Gozia

•	Osmo A. Hautanen

•	Winston Thompson

Richard M. Gozia subsequently resigned and was replaced by the Board of Directors by David Levine. Sydney Camper subsequently resigned and was replaced by the Board by Carlos Fernandez. Moreover, Harry Hobbs and Jai Baghat were subsequently appointed directors by the Board of Directors.

ITEM 5. OTHER INFORMATION

ELANDIA, INC.

INTRODUCTION TO UNAUDITED PRO FORMA CONDENSED

CONSOLIDATED STATEMENT OF OPERATIONS

(In Thousands)

The accompanying unaudited pro forma condensed consolidated statement of operations gives effect to the following two acquisition transactions, which form part of a “Plan of Arrangement.”

i)	On January 31, 2006, Elandia, Inc., a Delaware corporation (“Elandia”), consummated the acquisition of 100% of the membership interest of AST Telecom, LLC (“AST”). AST is headquartered in Pago Pago, American Samoa, and operates under the brand name of Blue Sky Communications. AST is a provider of wireless telephone services in American Samoa via its wireless network. AST is majority owned (approximately 65%) by Stanford International Bank, Ltd. (“SIBL”) and its affiliates. SIBL, through its affiliates, is a majority stockholder of Elandia, and owned approximately 83% of the outstanding common stock of Elandia immediately before the consummation of the acquisition.

ii)	On February 1, 2006, Elandia consummated the acquisition of certain operating subsidiaries of Datec Group Ltd., a publicly traded company on the Toronto Stock Exchange (“Datec”). Datec is a provider of information technology and services in Australia, Fiji, New Zealand, Papua New Guinea, Samoa, the Solomon Islands, Tonga, and Vanuatu.

Prior to the Plan of Arrangement, SIBL contributed $13,357,886 of debt and related accrued interest into equity of Elandia.

The acquisition of Datec will be accounted for under the purchase method of accounting whereas the acquisition of AST will be accounted for as a common control merger (historical cost basis) for the portion owned by SIBL (approximately 65%), and purchase accounting will be used to account for the acquisition of the minority owned interest (35%).

The unaudited pro forma condensed consolidated statement of operations combine the results of operations of Elandia, Datec and AST for the three months ended March 31, 2006 as if the acquisitions of Datec and AST were consummated effective January 1, 2006.

The unaudited pro forma condensed consolidated statement of operations has been prepared from information derived from, and should be read in conjunction with, the audited historical financial statements of Elandia, Datec and AST for the year ended December 31, 2005, available in Elandia’s Registration Statement on Form 10 and the unaudited financial statements of Elandia, Inc. for the three months ended March 31, 2006 included elsewhere in this filing. This pro forma financial information is being provided solely for information purposes and is not necessarily indicative of the consolidated results of operations, which might have existed for the period indicated or the results of operations as they may be in the future. The acquisitions of Datec and the minority interest of AST were accounted for under the purchase method of accounting; accordingly, the assets and liabilities have been restated at their fair value with any excess assigned to identifiable intangible assets with any remaining amount attributed to goodwill.

The unaudited pro forma condensed consolidated condensed financial statements reflect that Elandia, Inc. is the accounting acquirer and the acquisitions (except for the majority membership interest in AST) are accounted for under the purchase method of accounting in accordance with Statement of Financial Standards (“SFAS”) No. 141 “Business Combinations.” Accordingly, the unaudited pro forma condensed consolidated condensed financial statements reflect that the purchase price of each acquisition is preliminarily allocated to the acquired assets and assumed liabilities using our good faith estimate of fair values. The estimated fair values for the tangible assets and liabilities were equal to the historical carrying values at February 1, 2006. The initial allocation of intangibles under SFAS 141 are as follows:

Intangible assets:
Customer lists – amortizable	$4,176,875
Contract rights – amortizable	6,269,194
Wireless licenses	600,000
Goodwill	10,454,629

Total	$21,500,698

We used an amortizable life of 7 years to calculate the pro forma amortization expense based on the projected life of customer lists and 3-5 years for the projected or contractual life of contract rights.

After the consummation of each acquisition, Elandia intends to retain an appraisal firm to complete a valuation in accordance with SFAS No. 141. Accordingly, the purchase price adjustments made in connection with the development of the unaudited pro forma condensed statements of operations are preliminary and have been made solely for the purposes of developing such pro forma condensed consolidated statements of operations. Although we have made a good faith attempt to allocate the purchase price of each acquisition to the acquired assets, it is possible that the final fair values could be materially different. In addition, the final amortizable periods may also be different from our good faith estimates of 5 and 7 years.

We anticipate incurring increased expenses related to our expected new corporate management, increased costs associated with being a public company, and increased expenses in connection with coordinating the integration of the entities acquired. We also expect to put in place certain cost cutting programs which may offset some of these additional costs. We have not yet quantified these costs and savings since the acquisitions have just recently closed. Accordingly, these savings and associated costs have not been included in the unaudited pro forma financial information.

The pro forma financial statements have not been audited or reviewed by any of the Independent Registered Public Accounting firms of companies which are parties to the transaction.

Elandia, Inc.

Pro Forma Condensed Consolidated Statement of Operations

For the Three Months Ended March 31, 2006

(unaudited)

	Elandia (a)	AST (b)	Datec for the Period from 2/1/06 – 3/31/06 (c)	Subtotal	Datec for the Month Ended January 31, 2006 (d)	Pro Forma Adjustments (e)	Pro Forma Consolidated
Revenue	$—	$1,945,454	$6,158,754	$8,104,208	$2,719,867	—	$10,824,075

Cost and Expenses:
Cost of Revenue	—	884,458	3,183,075	4,067,533	1,437,849	—	5,505,382
Operating Expenses	—	273,588	1,285,468	1,559,056	560,029	—	2,119,085
Selling, general and administrative	712,744	474,287	1,246,594	2,433,625	501,957	—	2,935,582
Depreciation & amortization	9,510	307,549	568,985	886,044	112,661	206,581	1,205,286

Total operating expenses	722,254	1,939,882	6,284,122	8,946,258	2,612,496	206,581	11,765,335

Operating (Loss) Income	(722,254)	5,572	(125,368)	(842,050)	107,371	(206,581)	(941,260)
Other (Expenses) Income
Gain on sale-leaseback	—	—	56,119	56,119	28,059	—	84,178
Other Income	—	—	6,595	6,595	(1,805)	—	4,790
Interest expense	(141,494)	(47,854)	(31,537)	(220,885)	(9,049)	—	(229,934)
Foreign exchange gain (loss)	—	—	158,366	158,366	35,465	—	193,831

Total other (expenses) income	(141,494)	(47,854)	189,543	195	52,670	—	52,865

(Loss) Income from continuing operations before income taxes and minority interest	(863,748)	(42,282)	64,175	(841,855)	160,041	(206,581)	(888,395)
Income Taxes	—	—	(170,243)	(170,243)	(30,794)	—	(201,037)
Minority interest in net income	—	—	(223,801)	(223,801)	(49,415)	—	(273,216)

Loss from continuing operations	$(863,748)	$(42,282)	$(329,869)	$(1,235,899)	$79,832	$(206,581)	$(1,362,648)

Statement of Operations – Three Months Ended March 31, 2006

a.	Derived from the unaudited statement of operations of Elandia for the quarter ended March 31, 2006.

b.	Derived from the unaudited statement of operations of AST for the quarter ended March 31, 2006.

c.	Derived from the unaudited statement of operations of Datec Group, Ltd subsidiaries acquired by Elandia, Inc for the period from February 1, 2006 through March 31, 2006.

d.	Derived from the unaudited statement of operations of Datec Group, Ltd subsidiaries acquired by Elandia, Inc for the month ended January 31, 2006.

e.	To give effect to the amortization of customer lists over a seven year life and contract rights over various lives as if the acquisition had occurred on January 1, 2006.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELANDIA, INC.

Date: December 13, 2006	By:	/s/ Harry G. Hobbs
Harry G. Hobbs
Chief Executive Officer

Date: December 13, 2006	By:	/s/ Harley L. Rollins
Harley L. Rollins
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.