Form 10-Q
period 2006-06-30
ELANDIA, INC.
filed 2007-01-05
CIK 1352819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant has filed all documents and reports to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☒

As of December 15, 2006, the registrant had 13,060,314 shares of common stock, $.00001 par value per share, outstanding.

ELANDIA, INC. AND SUBSIDIARIES

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELANDIA, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(Unaudited)	(Note 3)
ASSETS
Current Assets
Cash	$376,208	$322,024
Accounts Receivable, Net	5,784,743	271,973
Inventories	4,556,753	281,602
Assets from Discontinued Operations	—	452,131
Prepaid Expenses	605,494	—
Other Current Assets	490,986	252,680
Deferred Tax Asset – Current Portion	158,637	—

Total Current Assets	11,972,821	1,580,410
Property, Plant and Equipment, Net	9,094,550	5,784,190
Acquisition Costs - Datec	—	896,459
Deferred Tax Asset	750,226	—
Wireless Licenses	1,588,239	823,239
Customer Lists, Net	3,928,251	—
Contract Rights, Net	5,484,914	—
Goodwill	10,438,737	—

Total Assets	$43,257,738	$9,084,298

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities
Accounts Payable (including bank overdraft of $478,860 at June 30, 2006)	$5,910,880	$1,503,846
Accrued Expenses	5,246,058	1,014,872
Current Portion of Long-Term Debt	79,614	56,700
Line of Credit	1,925,000	1,440,667
Capital Lease Obligations	71,772	—
Income Taxes Payable	2,162,663	—
Advances from Related Party	255,039	—
Deferred Revenue	721,862	—
Deferred Gain on Sale Leaseback – Related Party	336,716	—
Liabilities from Discontinued Operations	1,323,123	1,370,428

Total Current Liabilities	18,032,727	5,386,513
Long-Term Liabilities
Long-Term Debt and Capital Lease Obligations (includes $2,200,000 related party debt at June 30, 2006)	3,068,517	760,120
Secured Revolver Note-Related Party	—	2,500,000
Promissory Note – Related Party	—	300,000
Revolver Facility – Related Party	—	8,500,000
Accrued Interest – Related Party	—	1,934,663
Deferred Tax Liability	45,747	—
Deferred Gain on Sale Leaseback, Net of Current Portion - Related Party	785,130	—
Other Liabilities	450,730	—

Total Long-Term Liabilities	4,350,124	13,994,783

Total Liabilities	22,382,851	19,381,296

Commitments and Contingencies
Minority Interest	651,155	1,038,591
Stockholders’ Equity (Deficiency)
Common Stock, $.00001 par value; 50,000,000 shares authorized; 13,114,315 and 7,464,470 shares issued and 13,060,314 and 7,464,470 shares outstanding at June 30, 2006 and December 31, 2005, respectively	130	74
Additional Paid-In Capital	41,562,041	7,242,917
Accumulated Deficit	(21,488,652)	(18,578,580)
Foreign Currency Translation Adjustment	150,213	—

Total Stockholders’ Equity (Deficiency)	20,223,732	(11,335,589)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$43,257,738	$9,084,298

The accompanying notes are an integral part of these consolidated condensed financial statements.

ELANDIA, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Note 3)
REVENUE (includes $7,840,331 and $12,364,088, for the three and six months ended June 30, 2006, respectively, from a subsidiary in which the Company owns a 50% interest. See Note 3)	$12,230,620	$2,005,723	$20,334,828	$3,867,456
COSTS AND EXPENSES
Cost of Revenue	6,477,551	748,414	10,545,084	1,473,525
Operating Expenses	2,323,179	244,461	3,882,235	521,464
General and Administrative Expenses	3,243,327	1,835,165	5,676,953	2,682,572
Depreciation	607,674	144,408	1,080,557	291,619
Amortization	619,743	—	1,032,904	—

Total Costs and Expenses	13,271,474	2,972,448	22,217,733	4,969,180

OPERATING LOSS	(1,040,854)	(966,725)	(1,882,905)	(1,101,724)
OTHER (EXPENSE) INCOME
Interest Expense	(150,442)	(235,022)	(371,327)	(460,252)
Other	(4,015)	—	2,580	—
Gain on Sales Leaseback	84,178	—	140,297	—
Foreign Currency Exchange Gain	172,828	—	331,194	—

Total Other Income (Expense)	102,549	(235,022)	102,744	(460,252)

NET LOSS BEFORE INCOME TAX	(938,305)	(1,201,747)	(1,780,161)	(1,561,976)
Income Tax Expense	(400,614)	—	(570,857)	—
Minority Interest in Net Profit After Tax	(328,407)	—	(552,208)	—

LOSS FROM CONTINUING OPERATIONS	(1,667,326)	(1,201,747)	(2,903,226)	(1,561,976)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	15,550	(97,615)	(6,846)	(7,624,757)

NET LOSS	$(1,651,776)	$(1,299,362)	$(2,910,072)	$(9,186,733)

Basic and Diluted Loss from Continuing Operations per Common Share	$(.13)	$(.16)	$(.24)	$(.21)
Basic and Diluted Income (Loss) from Discontinued Operations per Common Share	0.00	(.01)	0.00	(1.02)

Basic and Diluted Net Loss per Common Share	$(.13)	$(.17)	$(.24)	$(1.23)

Weighted Average Number of Shares Outstanding, Basic and Diluted	13,052,401	7,464,470	12,090,108	7,464,470
OTHER COMPREHENSIVE LOSS, NET OF TAX
Net Loss	$(1,651,776)	$(1,299,362)	$(2,910,072)	$(9,186,733)
Foreign Currency Translation Adjustment	(54,007)	—	150,213	—

Comprehensive Loss	$(1,705,783)	$(1,299,362)	$(2,759,859)	$(9,186,733)

The accompanying notes are an integral part of these consolidated condensed financial statements.

ELANDIA, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE SIX MONTHS ENDED JUNE 30, 2006

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Equity	Total Stockholders’ (Deficiency) Equity
	Shares	Amount
BALANCES - December 31, 2005	*4,725,462	$47	$5,314,134	$(18,578,580)	$—	$(13,264,399)
Exchange of common stock with SVCH to effect common control merger of AST	2,739,008	27	1,928,783	—	—	1,928,810

Restated balances at December 31, 2005 reflecting common control merger	7,464,470	74	7,242,917	(18,578,580)	—	(11,335,589)
Contribution of debt to capital from SVCH	—	—	13,357,886	—	—	13,357,886
Issuance of common stock for acquisition of the minority interest in AST	1,486,718	15	5,541,593	—	—	5,541,608
Issuance of common stock for acquisition of Datec’s subsidiaries	4,085,126	41	15,320,210	—	—	15,320,251
Issuance of common stock to directors for services	24,000	—	100,000	—	—	100,000
Repurchases of common stock**	—	—	(565)	—	—	(565)
Foreign currency translation adjustment	—	—	—	—	150,213	150,213
Net loss for the six months ended	—	—	—	(2,910,072)	—	(2,910,072)

BALANCES- June 30, 2006	13,060,314	$130	$41,562,041	$(21,488,652)	$150,213	$20,223,732

*	Adjusted for rounding difference as a result of reverse split
**	Represents the repurchase of 303,750 shares of common stock at par value pursuant to a Stock Purchase Agreement entered into in 2004.

The accompanying notes are an integral part of these consolidated condensed financial statements.

ELANDIA, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2006	2005
	(Note 3)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,910,072)	$(9,186,733)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	1,080,557	275,644
Amortization	1,032,904	—
Minority interest	552,208	—
Non-cash stock compensation	100,000	1,065,587
Bad debt expense (recovery)	(113,000)	—
Foreign currency exchange gain	(331,194)	—
Gain on sale leaseback	(140,297)	—
Loss on sale of machinery and equipment	—	1,500,000
Reorganization value impairment charge	—	4,678,729
Changes in Operating Assets and Liabilities:
Accounts receivable	2,017,128	(96,749)
Assets from discontinued operations	452,131	4,397,674
Liabilities from discontinued operations	(47,305)	(2,442,291)
Accounts payable	(7,846,892)	100,036
Accrued expenses	4,471,735	184,347
Income taxes payable	410,285	—
Inventories	(950,211)	(125,326)
Other current assets	28,032	(18,194)
Other liabilities	450,730	—
Prepaid expenses	292,955	—
Deferred revenue	195,293	—

TOTAL ADJUSTMENTS	1,655,059	9,519,457

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,255,013)	332,724

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in business acquisition	252,153	—
Acquisition costs incurred – Datec	(504,544)	(461,679)
Acquisition of wireless licenses	(165,000)	—
Purchases of property and equipment	(839,762)	(1,279,711)

NET CASH (USED IN) INVESTING ACTIVITIES	(1,257,153)	(1,741,390)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	255,039	—
Dividends paid to minority interest	(681,920)	—
Members redemption/distribution	—	(1,739,367)
Proceeds from promissory note - related party	2,200,000	1,200,000
Proceeds from line of credit	484,333	1,720,170
Principal payments of long term debt and capital lease obligations	(89,055)	(170,695)
Proceeds from other loan term debt	397,210	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,565,607	1,010,108
Effect of exchange rate changes on cash and cash equivalents	743	—

NET INCREASE (DECREASE) IN CASH	$54,184	(398,558)
CASH – Beginning	322,024	831,817

CASH – Ending	$376,208	$433,259

	Six Months Ended June 30,
	2006	2005
	(Note 3)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid During the Periods for:
Interest	$186,686	$5,335

Taxes	$4,448	$810

Acquisition of Operating Subsidiaries of Datec Group, Ltd. (See Note 3 – Principles of Consolidation):
Cash acquired in acquisition	$252,153	$—
Accounts receivable	7,416,900	—
Prepaid expenses and other current assets	1,164,786	—
Inventory	3,324,940	—
Current liabilities	(12,628,687)	—
Taxes payable	(1,752,278)	—
Long-term liabilities	(1,645,411)	—
Minority interest	(805,937)	—
Goodwill recognized in business acquisition	7,357,814	—
Intangible assets recognized with business acquisition	8,187,344	—
Other assets	823,628	—
Property, plant and equipment	3,624,999	—

Total non-cash consideration	$15,320,251	$—

Acquisition of Minority Interest in AST:
Wireless licenses	$600,000	$—
Customer lists	1,176,875	—
Contract rights	1,081,850	—
Goodwill	1,641,227	—
Other assets	1,041,656	—

Total non-cash consideration	$5,541,608	$—

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

These unaudited consolidated condensed financial statements should be read in conjunction with the separate financial statements and notes thereto for the fiscal year ended December 31, 2005 included in Elandia’s Form 10/A, which was filed on August 25, 2006. The accounting policies used in preparing these unaudited consolidated condensed financial statements are consistent with those described in the December 31, 2005 financial statements which are also included in Elandia’s Form 10/A filed on August 25, 2006.

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

NOTE 2 - Management Plans

As of June 30, 2006, the Company had a working capital deficiency of $6,059,906 and incurred a net loss of $2,910,072 for the six months ended June 30, 2006. As part of the Company’s acquisition of the operating subsidiaries of Datec and the acquisition of AST (See Note 5), $13,357,886 (representing principal and accrued interest) comprised of the Company’s Secured Revolver Note, Promissory Note and Revolver Facility were contributed to equity by SVCH and its affiliate during January 2006 (See Note 9). Additionally, during February 2006, the Company was able to secure a debt facility in the amount of $2,300,000 (increased to $3,300,000 on July 24, 2006) for working capital from an affiliate of its majority stockholder. The Company also obtained a $5,800,000 financing facility from ANZ Finance America Samoa, Inc. and ANZ America Samoa Bank (jointly “ANZ”) (See Note 15). The Company has also reduced its administrative overhead expenses where necessary and feasible as part of the sale of discontinued operations. Management believes that, with the closing of its acquisitions, the rationalization of expenses and the additional working capital from ANZ, the Company will begin to generate positive cash flows from operations and minimize its working capital deficiency. There can be no assurance that the plans and actions proposed by management will be successful; in which case, the Company may have to secure additional funding sources in the future.

NOTE 3 - Significant Accounting Policies

Basis of Presentation

The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

Elandia’s on-going operations are conducted through its subsidiaries as follows:

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

The Company’s consolidated condensed financial statements include the operations of Datec from February 1, 2006 since Datec’s acquisition was accounted for under the purchase method of accounting. AST effectively became under common control on September 14, 2004, at which time SVCH was a majority stockholder of Elandia and was a majority member of AST. The acquisition of AST is accounted for as a common control merger (similar to a pooling of interest). Accordingly, AST’s operations are included in its entirety for the three and six months ended June 30, 2006 and 2005. Additionally, the balance sheet at December 31, 2005 includes Elandia and AST due to the common control merger.

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

The following is a summary of certain financial data for Datec Papua as of June 30, 2006, and from February 1, 2006 (effective date of acquisition) to June 30, 2006:

Revenues	$12,364,088
Net income (after tax and minority interest)	$54,267
Total assets	$18,291,992
Total liabilities	$7,669,082

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount of uncollectible accounts receivable, the amount to be paid for the settlement of liabilities of discontinued operations, the amount to be paid for tax liabilities, the amount of costs capitalized in connection with the wireless licenses and the amount allocated to contract rights, customer lists and goodwill in connection with the acquisitions along with the estimated useful lives for amortizable intangibles. Actual results could differ from those estimates.

Cash and Cash Equivalents

All highly liquid investments with a maturity of 90 days or less when purchased are considered to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. The Company has cash balances in banks in excess of the maximum amount insured by the FDIC. At June 30, 2006, the uninsured amount is approximately $360,000, which includes cash held in foreign countries.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivables are stated at the outstanding principal balance, net of allowance for doubtful accounts. Allowances for doubtful accounts are estimated based on the current aging of accounts receivable, prior collection experience and future expectations of conditions that might impact recoverability. The allowance for doubtful accounts amounted to $1,047,667 at June 30, 2006, and $113,000 at December 31, 2005.

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

d. Software Development and Systems Integration

Software development and system integration under time and material contracts are recognized as services are rendered. From time to time, the Company enters into contracts that are accounted for using percentage of completion method, as prescribed by SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue is recognized over the period of each implementation using the percentage-of-completion method. Labor hours incurred is used as the measure of progress towards completion, and management believes its estimates to completion are reasonably dependable. Management regularly reviews underlying estimates of project profitability. Revisions to estimates are reflected in the Statement of Operations in the period in which the facts that give rise to the revision become known. Provisions for estimated losses, if any, are recognized in the period in which the loss is determined. Contract losses are measured as the amount by which the estimated costs of the contract exceed the estimated total revenue from the contract.

e. Data Services

The Company provides services as an internet service provider (“ISP”). These services are classified as data services and are billed on a monthly basis based on the amount of bandwidth used by its corporate customers and on a fix fee for individual customers.

All revenue is recognized net of discounts, returns and allowances.

Advertising Costs

Advertising costs are expensed as they are incurred and are included in general and administrative expenses. Advertising costs for the three months ended June 30, 2006 and 2005 were $107,673 and $34,278, respectively. Advertising costs for the six months ended June 30, 2006 and 2005 were approximately $208,909 and $58,108, respectively.

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

Wireless Licenses

Wireless licenses consist of (i) the original costs to acquire two PCS wireless licenses during 2004 in Bloomington, Illinois, and the U.S. Virgin Islands, (ii) the wireless license acquired during January 2006 in connection with the AST acquisition, and (iii) the long term maintenance costs necessary to maintain the licenses active. The costs to acquire the wireless licenses as well as the legal and other non-equipment related costs necessary to activate the wireless licenses are capitalized. The Company has determined that its PCS wireless licenses meet the definition of indefinite-lived intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets,” and, accordingly, the licenses will not be amortized to expense but, rather, reviewed for impairment on an annual basis.

Fair Values

The Company has determined the estimated fair value amounts presented in these consolidated condensed financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in these consolidated condensed financial statements are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The Company has based these fair value estimates on pertinent information available to it as of June 30, 2006. As of June 30, 2006, the carrying value of all financial instruments approximates fair value.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the “liability method” of accounting for income taxes. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and income tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is required if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. For United States income tax purposes, management concluded a full valuation allowance was appropriate at June 30, 2006 due to operating losses incurred. Current income taxes are based on the respective periods’ taxable income for federal and state income tax reporting purposes.

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

At June 30, 2006, the Company had net operating loss carryforwards for United States income tax purposes of approximately $8,300,000 which expire through 2025 and foreign net operating loss carryforwards of approximately $5,150,000. In addition, the Company has U.S. and foreign timing differences of approximately $2,670,000. A portion of the U.S. losses may be subject to the separate return limitation year rules governed by Internal Revenue Code Section 1503.

The following is a summary of the Company’s deferred income tax assets and liabilities at June 30, 2006 and December 31, 2005 computed by applying 34% effective tax rate to the total net operating losses and timing differences:

	June 30, 2006	December 31, 2005
Net operating loss carryforwards	$4,562,752	$7,400,000
Accrued expenses and other	908,863	733,000

	5,471,615	8,133,000
Less valuation allowance	(4,562,752)	(8,133,000)

Net deferred income tax asset	$908,863	$—

Deferred tax liabilities:
Property, plant and equipment due to differences in depreciation	$45,747	$—

Net deferred tax liability	$45,747	$—

Stock-Based Compensation Plans

The Company had adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, which amended SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provided alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, which was originally provided under SFAS No. 123. The Statement also improved the timeliness of disclosures by requiring the information be included in interim, as well as annual, financial statements. SFAS No. 123 encouraged, but did not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Accordingly, compensation cost for stock options was measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company did not grant any stock options as of June 30, 2006.

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

Upon the adoption of SFAS No. 123(R), the Company used the modified prospective transition method. The accompanying consolidated condensed statement of operations for the three months ended June 30, 2006 reflect no impact of the adoption of SFAS No. 123(R), since the Company did not have any unvested options at December 31, 2005, nor were there any grants during the six months ended June 30, 2006.

Loss Per Share

The Company presents both basic and diluted loss from continuing and discontinued operations per share and net loss per share on the face of the statement of operations. As provided by SFAS 128, “Earnings per Share,” basic loss from continuing and discontinued operations and net loss per share is calculated as the loss attributable to common stockholders divided by the weighted average number of shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible preferred stock. As of June 30, 2006, there were no outstanding stock options, warrants or convertible preferred stock instruments to be included in the diluted loss per share computation. However, there were 54,001 shares of unvested common stock not included in either the common shares outstanding or the basic or diluted loss per share calculations since the result would be antidilutive.

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

In conjunction with its purchase of Datec (see Note 5), the Company reviewed the deferred revenue in accordance with EITF 01-03, “Accounting in a Business Combination for Deferred Revenue of an Acquiree,” and EITF 04-11, “Accounting in a Business Combination for Deferred Post-contract Customer Support Revenue of a Software Vendor. ” Both EITF 01-03 and 04-

11 require companies to adjust any deferred revenue liability assumed in an acquisition to fair value. Fair value is defined as the sum of direct and incremental costs of fulfilling a maintenance or support obligation plus a normal profit margin. In reviewing the deferred revenue obligations purchased, the Company determined that the deferred revenue purchased was recorded at its fair value and no adjustment was required.

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

Goodwill

Goodwill, which represents the excess of acquisition cost over the fair value of net assets of acquired companies, has not been amortized since the Company adopted SFAS 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. The goodwill balance of each reporting unit, as defined by SFAS 142 is evaluated for potential impairment at the end of the year or when events occur or circumstances change that could cause the balance to be impaired. Reporting units for purposes of this test are identical to our operating segments (grouped by geographical region), which are further discussed in Note 14. The evaluation of impairment involves comparing the current fair value of the reporting unit to the recorded value, including goodwill. In step one, if the carrying value amount of the reporting unit exceeds its fair value, the step two analysis is prepared to compare the implied value of goodwill to its carrying value. We utilize earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples to determine the fair value of the business. Based on the evaluation performed for the quarter ended June 30, 2006, it was determined that the goodwill recorded had not been impaired.

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

The following exchange rates were used in the preparation of the financial statements:

	For the three months ended June 30, 2006 Average Rate	For the six months ended June 30, 2006 Average Rate	June 30, 2006 End of Period
New Zealand Dollar	0.6512	0.6581	0.6110
Australian Dollar	0.7393	0.7412	0.7410
Fiji Dollar	0.5803	0.5804	0.5742
Papua New Guinea Kina	0.3358	0.3352	0.3410
Vanuatu Vatu	0.0092	0.0091	0.0092
Samoa Tala	0.3706	0.3715	0.3700
Tonga Panga	0.5026	0.5007	0.4871
Solomon Island Dollar	0.1264	0.1260	0.1254

Minority Interest

The minority interest in the Company’s consolidated condensed financial statements represents the allocable portion of the entities which are not 100% owned by Elandia. The change in minority interest is primarily due to the proportionate share of the net income from Datec Papua less dividends paid.

Minority interest balance at January 1, 2006	$—
Minority interest acquired in connection with Datec acquisition	805,937
Plus: Allocable portion of income from February 1, 2006 to June 30, 2006	552,208
Minus: Dividends paid	(681,920)
Minus: Foreign currency translation adjustment	(25,070)

Minority interest balance at June 30, 2006	$651,155

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

The following is a summary of assets and liabilities from discontinued operations as of June 30, 2006 and December 31, 2005.

Assets From Discontinued Operations:

	June 30, 2006	December 31, 2005
Accounts receivables, net	$—	$63,549
Receivable from sale of machinery and equipment	—	13,750
Insurance receivable	—	374,832

Assets from discontinued operations	$—	$452,131

The current liabilities from discontinued operations are as follows:

	June 30, 2006	December 31, 2005
Payroll taxes payable	$722,865	$754,539
Accounts payable and accrued expenses	590,258	600,889
Notes payable – equipment	10,000	15,000

Total liabilities from discontinued operations	$1,323,123	$1,370,428

The results of discontinued operations were composed of the following for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	$—	$332,391	$—	$2,664,319
Cost of revenue	—	85,706	—	2,685,341
General, selling and administrative	(15,550)	344,300	6,846	1,425,106
Reorganization value impairment charge	—	—	—	4,678,629
Loss on sale of machinery and equipment	—	—	—	1,500,000

Income (loss) from discontinued operations	$15,550	$(97,615)	$(6,846)	$(7,624,757)

NOTE 5 – Acquisitions

a. AST Telecom LLC

On July 22, 2005, Elandia entered into an agreement to purchase 100% of the membership interests of AST. AST is headquartered in Pago Pago, American Samoa, and operates under the brand name of Blue Sky Communications. AST is a provider of wireless telephone services in American Samoa via its wireless network. AST was majority owned (approximately 65%) by SVCH. On the effective date of the acquisition, January 31, 2006, Elandia issued a total of 4,225,726 shares of its common stock, of which 2,739,008 shares were issued to SVCH and 1,486,718 shares were issued to AST’s minority interest owners. The acquisition of AST is accounted for as a common control merger (similar to pooling) for the majority membership interest owned by SVCH. Accordingly, the consolidated condensed financial statements include the operations of AST from the beginning of each respective reporting period. The 35% minority interest is recorded at fair value. The total cost of the AST acquisition is estimated at $7,470,418. The Company intends to retain an independent appraisal to complete a valuation of the consideration paid and the purchase price allocation in accordance with SFAS No. 141. The following table reflects the computation of the purchase price.

Fair value of 4,225,726 shares issued		$15,833,164
Portion attributable to minority interest		35%

		5,541,608
Historical cost basis of net assets acquired	$2,967,401
Portion attributable to SVCH	65%

		1,928,810

Total cost of acquisition		$7,470,418

The allocation of the purchase price amounting to $7,470,418, which has been preliminarily allocated pending a final independent valuation is summarized as follows:

Total current assets	$1,074,890
Property, plant and equipment	5,594,548
Wireless licenses	600,000
Customer lists	1,176,875
Contract rights	1,081,850
Goodwill	1,641,227
Current liabilities	(2,924,300)
Long-term liabilities	(774,672)

TOTAL	$7,470,418

b. Datec Group, Ltd.

On July 22, 2005, Elandia executed an arrangement agreement with the operating subsidiaries of Datec, a New Brunswick, Canada corporation. Datec was a publicly-traded company on the Toronto Stock Exchange. Datec is a provider of information technology and services in Australia, Cook Islands, Fiji, New Zealand, Papua New Guinea, Samoa, the Solomon Islands, Tonga, and Vanuatu. In connection with the acquisition of the operating subsidiaries of Datec, the Company issued 4,085,126 shares of common stock, with an estimated fair value of $15,320,251. The Company intends to obtain an independent appraisal to complete a valuation of the consideration paid and a purchase price allocation in accordance with SFAS No. 141. In the interim, the Company has made a good faith estimate to allocate the purchase price of Datec. The Company has 12 months from the closing of the acquisition to finalize the formal valuations. As these assumed valuations are finalized, they may impact the preliminary values assigned to assets acquired, and liabilities which may be material. Adjustments to the preliminary valuation will be recorded in the period finalized, which is expected to occur in the fourth quarter of 2006.

The acquisition of the Datec subsidiaries was accounted for using the purchase method of accounting. Accordingly, the consolidated condensed financial statements include the operations of Datec from February 1, 2006, the effective date of the acquisition, through June 30, 2006. The allocation of the purchase price includes $1,455,588 for acquisition costs paid in cash. The allocation of the purchase price amounting to $16,775,839 is summarized as follows:

Total Purchase Price
Total current assets	$12,158,779
Property, plant and equipment	3,624,999
Customer lists	3,000,000
Contract rights	5,187,344
Goodwill	8,797,510
Other	839,520
Current liabilities	(12,628,587)
Taxes payable	(1,752,378)
Long-term liabilities	(1,645,411)
Minority interest	(805,937)

TOTAL	$16,775,839

The net assets acquired from Datec, before giving effect to the allocation of the excess of purchase price to the fair values of assets acquired and liabilities assumed, amounted to $(224,907). Such net assets include $3,119,716 relating to Datec Papua, a 50% owned variable interest entity whose financial statements are consolidated with those of the Company under FIN 46(R).

c. Pro-Forma Financial Statements

The following is the unaudited pro forma condensed consolidated statement of operations giving effect to the Datec acquisition as though the transaction had occurred at the beginning of each respective reporting period.

The proforma results are not necessarily indicative of the results that would have occurred had the acquisition been completed at the beginning of each respective period, or results which may occur in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	$12,230,621	$11,696,799	$23,054,696	$23,222,446
Cost of revenue	6,477,551	5,720,627	11,982,933	12,035,480
Operating, selling, general and administrative	5,566,506	5,970,180	10,621,173	10,526,166
Depreciation and amortization	1,203,990	1,598,247	2,432,703	2,217,989
Other expenses	626,474	1,778,887	1,047,862	1,778,887

Net loss from continuing operations	$(1,643,900)	$(3,371,142)	$(3,029,975)	$(3,336,076)

Loss from continuing operations per share	$(0.13)	$(0.26)	$(0.23)	$(0.26)

Weighted average number of shares outstanding	13,052,401	13,036,314	13,044,402	13,036,314

NOTE 6 – Goodwill

Goodwill movement during the six months ended June 30, 2006:
Balance at January 1, 2006	$—
Goodwill acquired in connection with Datec and the minority interest of AST	10,438,737

Balance at June 30, 2006	$10,438,737

NOTE 7– Intangible Assets

Intangible assets are shown by major classifications as follows as of June 30, 2006:

	Amount	Useful Life
Customer lists	$4,176,875	7 years
Contract rights	6,269,194	Various

Total	10,446,069
Less: Accumulated amortization	1,032,904

Intangible Assets, net	$9,413,165

For the three months and six months ended June 30, 2006, amortization expense amounted to $619,742 and $1,032,904, respectively.

Amortization of intangible assets applicable to operations are as follows:

	Customer Lists	Contract Rights	Total
Beginning of the Year	$—	$—	$—
Additions	4,176,875	6,269,194	10,446,069
Amortization	248,624	784,280	1,032,904

Net	$3,928,251	$5,484,914	$9,413,165

The amortization of intangible assets will result in the following additional expense by year:

For the Years Ending December 31,	Amount
2006	$1,281,516
2007	2,478,970
2008	2,478,970
2009	1,262,142
2010	704,853
Thereafter	1,206,714

Total	$9,413,165

NOTE 8 – Property, Plant and Equipment

Property, plant and equipment consists of the following at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
Leasehold improvements	$486,397	$422,066
Building	1,034,328	1,004,507
Furniture and fixtures	1,387,515	339,213
Cellular equipment	920,168	942,168
Data handling equipment	926,251	988,214
Microwave equipment	63,206	63,206
Towers and antennas	250,915	250,915
Equipment and software	6,239,223	83,014
Switch hardware and software	2,344,378	2,112,332
Vehicles	1,432,449	161,467
Construction in progress	416,227	249,682

Total property, plant and equipment	15,501,057	6,616,784
Less: Accumulated depreciation and amortization	6,406,507	832,594

	$9,094,550	$5,784,190

Depreciation and amortization expenses for the three months ended June 30, 2006 and 2005 were $1,227,417 and $144,408, respectively. Depreciation and amortization expenses for the six months ended June 30, 2006 and 2005 were approximately $2,113,461 and $291,619, respectively.

Property, plant and equipment at June 30, 2006 includes assets (with a cost of $2,497,988 and accumulated depreciation of $1,441,731) which are leased to a third party.

NOTE 9 - Indebtedness

Line of Credit

The Company had a $2,000,000 credit facility from Bank of Hawaii with 90 day renewable terms up to July 2006, which bore a variable interest rate at 0.50% over the bank’s base interest rate (8.50% at June 30, 2006 and 7.25% at December 31, 2005). The Company had the option to pay all principal plus accrued interest at maturity or roll over the loan for another 90 day term. This credit facility was secured by substantially all of the assets of AST. As of June 30, 2006, $1,925,000 of the $2,000,000 total credit facility was outstanding.

This credit line was not repaid on July 1, 2006 and, accordingly, was rolled over to October 1, 2006. On August 22, 2006, the Company received an extension letter from the Bank of Hawaii extending the repayment date to November 1, 2006. On November 1, 2006, the Company paid the entire amount outstanding under the credit facility and, accordingly, the credit facility was closed.

Notes Payable and Capital Lease Obligations

The Company had the following debt obligations outstanding at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
Network Services Limited is obligated under a letter of offer payable in monthly installments including interest of $372 at a rate of 10% due by June 2007.	$4,096	$—

Datec Samoa Limited is obligated under various capital lease agreements with monthly installments of $2,124 including interest at 14.50% per annum. The final payments are due on various dates through October 2008	34,127	—

Datec Solomons Limited is obligated under a capital lease agreement with monthly installments of $493 including interest at 13.75% per annum. The final payment is due in December 2006	2,446	—

Datec Fiji Limited is obligated under various capital lease agreements with monthly installments of $8,838 including interest ranging from 8% to 10% per annum. The final payments are due on various dates through June 2008	190,764	—

Pursuant to a Note Purchase Agreement, the Company secured a loan from an affiliate of its majority stockholder in the amount of $2,300,000. Interest payments are due and payable on a quarterly basis commencing on April 1, 2006. The loan bears interest at a rate of 8% and is payable on December 31, 2007 or upon the occurrence of an equity or debt financing in excess of $8,000,000. As of June 30, 2006, the principal outstanding was $2,200,000, whereas accrued interest amounted to $40,482. The Company has not made the required payments, which constitutes an event of default under the Note Purchase Agreement. However, by letter dated October 30, 2006, the lender granted a waiver of the default for the period from April 11, 2006 to December 31, 2006	2,200,000	—

AST is obligated under a Promissory Note payable to Bank of Hawaii for $850,000 dated during 2004, but not funded until 2005. Payable in monthly installments of interest only for six months and then monthly payments of $4,725 plus interest at .50% above the banks base rate, which is 8.25% at June 30, 2006 and 7.25% at December 31, 2005. Final principal payment of approximately $486,000 is due on December 11, 2011.	788,470	816,820

Total notes payable and capital lease obligations	$3,219,903	$816,820

Less: current portion of long-term debt and capital lease obligations	151,386	56,700

Long-Term Debt and Capital Lease Obligations, net of current portion	$3,068,517	$760,120

Maturities for debt obligations are as follows:

For the Years Ending December 31,	Amount
2006	$151,386
2007	2,370,088
2008	70,670
2009	64,748
2010	58,041
Thereafter	504,970

Total	$3,219,903

The capital lease obligations are collateralized by underlying vehicles and equipment. The promissory note is secured by the Company’s building in American Samoa.

Bank Overdraft Facilities

As of June 30, 2006, the Company had amounts overdrawn with various banks in the amount of $478,860 (which exceeded the maximum overdraft available by $18,460). The amount is included in accounts payable on the consolidated balance sheet.

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

The L&S Agreement, which had a balance of $3,000,000 on September 15, 2005, was assumed by the Company as part of its merger with Technologies. On November 24, 2004, the L&S Agreement was amended by increasing the amount available from $5,000,000 to $8,500,000. All other terms and conditions remained the same. At January 31, 2006, the outstanding borrowings under the L&S Agreement amounted to $8,500,000 whereas accrued interest amounted to $1,685,387. During May 2005, the Company received a modification and extension letter stipulating that SVCH would contribute the debt and related accrued interest into equity in connection with the acquisitions discussed in Note 5. The revolver facility and related accrued interest amounting to $10,185,397 was contributed into equity on January 31, 2006.

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

No forward exchange contracts were entered into during the quarter ended June 30, 2006.

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

For the six months ended June 30, 2006, the Company directed approximately 19% of its revenue from products and services supplied by one company for which the Company is deemed to be a preferred vendor.

Operating Lease Agreements

The Company leases certain cell towers, satellite and networking sites, office and warehouse space as well as machinery, vehicles, data processing and other equipment under lease agreements that expire at various dates through March 2019. Certain leases had renewal options at reduced rates and provisions requiring the Company to pay maintenance, property taxes and insurance. Generally, all rental payments are fixed. For the three months ended June 30, 2006 and 2005, the rent expense for all leases was $294,402 and $83,968, respectively. For the six months ended June 30, 2006 and 2005, the rent expense for all leases was $611,072 and $179,908, respectively. The Company leases certain real estate from an affiliate of its major stockholder and from an entity related to certain members of its Board of Directors. Future minimum commitments on the above agreements are as follows:

For the Years Ending December 31,	Related Party	Unrelated Party	Total Amount
2006	$335,606	$337,502	$673,108
2007	704,354	544,743	1,249,097
2008	662,050	435,460	1,097,510
2009	682,923	324,818	1,007,741
2010	173,952	223,017	396,969
Thereafter	—	958,999	958,999

Total	$2,558,885	$2,824,539	$5,383,424

Employment Agreements

a.	The Company was a party to separate executive employment agreements with its former Chief Executive Officer and its Chief Operating Officer. The agreements with its Chief Executive Officer and Chief Operating Officer each had an effective date of April 1, 2004, were for five years with two successive renewal options of two years each. The agreements covered various performance and other employment matters and included an annual base salary of $250,000 each. The Company terminated its agreement with its Chief Operating Officer on June 30, 2005. On February 8, 2006, the Company’s Chief Executive Officer employed since April 1, 2004, resigned from the Company. Pursuant to his employment agreement, the Company will incur an expense of $250,000 related to one-year’s severance incurred as a result of canceling his employment contract. The officer is providing services to the Company; accordingly, the Company will recognize the expense ratably over a period of time commencing February 8, 2006 through February 7, 2007.

b.	The Company’s employment agreement with its Chief Financial Officer had an effective date of July 1, 2005 (further amended by the Board on February 17, 2006) for five years with two successive renewal options of two years each. The agreement covers various performance and other employment matters and includes an annual base salary of $200,000. In connection with the employment agreement, the Company entered into a stock subscription agreement with its Chief Financial Officer for the purchase of 54,001 shares of the Company’s common stock for an aggregate purchase price of $100. Accordingly, in connection with the issuance of such shares, the Company recorded compensation expense amounting to $225,005 for the year ended December 31, 2005. In addition, on November 14, 2005, pursuant to the stock subscription agreement, the Chief Financial Officer was also granted an additional 54,001 shares of the Company’s common stock. The additional 54,001 shares of common stock are subject to repurchase rights by the Company and are not deemed to be outstanding until such time they are earned. The Company has not recorded any expense in connection with these shares during the quarter ended June 30, 2006, since they will be earned upon the Company reaching certain market capitalization and certain revenue levels. As of June 30, 2006, the Company has estimated that it is not probable that the shares will vest. As of June 30, 2006, 108,002 shares are deemed to be issued, but only 54,001 are deemed outstanding. This agreement has a change in control clause. If a change in control occurs, the executive has the right to terminate his agreement and receive a one-year severance.

c.	On February 1, 2006, the Company entered into an employment agreement in which the former Chief Executive Officer of Datec, became the Acting Chief Executive Officer of the Company. (The executive’s title was subsequently changed to President of Business Development when the Chief Executive Officer was retained). The employment agreement has an initial term that expires five years from the effective date but will automatically be extended for successive two-year terms unless either party gives written notice no less than 120 days prior to the end of the term to the other party of the desire not to renew the employment agreement. The employment agreement provides that the Acting Chief Executive Officer receives a base salary of $210,000 and may also receive an annual performance bonus at the discretion of and in accordance with criteria set by our Board of Directors, or pursuant to one or more written plans adopted by our Board of Directors. In the event of a change in control, the Acting Chief Executive Officer shall have the right to terminate his employment under the employment agreement by giving 30 days written notice at any time within one year of the change in control. In the event of such termination, the Acting Chief Executive Officer shall be entitled to severance in an amount equal to his annual base salary for twelve months and a waiver of any lapse provisions contained in any stock options or restricted stock grants, made by the Company, that have vested. If the Company terminates the employment agreement without cause, the Acting Chief Executive Officer is entitled to receive twelve months salary at the rate of his annual salary then in effect. In addition, the Company will waive any lapse provisions contained in any stock options or restricted stock grants made by the Company that have already vested. (See Note 15c)

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

Current Political Situation in Fiji

Over the past 20 years, Fiji has been the subject of considerable political tension between ethnic Fijian’s who make up about 50% of the population and ethnic Indians who make up around 44%. In December 2006, Fiji’s military commander seized control of the country, marking the fourth coup in two decades. The military takeover does add to the concerns about political instability in Fiji and other Pacific Island Nations. These concerns may affect travel in Fiji and other Pacific Island Nations, currency exchange rates and the overall economic climate. At this time, it is not possible to predict the outcome of this situation and the effect, if any, this will have on the Company’s business.

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

Pending Legal Matters

On February 6, 2006, an action against the Company was commenced in the Sixth Judicial Circuit Court in Pasco County, Florida by Cornerstone Businesses, Inc. In a complaint related to a subcontractor agreement between Cornerstone Businesses, Inc. and Midwest Cable Communications of Arkansas, Inc. Cornerstone Businesses, Inc. seeks relief based upon claims of breach of contract, tortuous interference with a contractual right, tortuous interference with a business relationship and fraud and negligent misrepresentation. The complaint seeks unspecified monetary damages, including pre-judgment costs and expenses. It is not possible at this time to predict the outcome of the legal matter and what effects, if any, it would have on the Company’s financial statements. Therefore, the Company has not recorded any amounts in its financial statements related to the possible outcome of this matter.

From time to time, the Company is involved in various other legal matters. At June 30, 2006, management does not believe that any pending matters (except as disclosed above) are material to the financial statements.

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

During May 2006, the Company issued 24,000 shares of common stock pursuant to a Director compensation policy approved by the Board of Directors during December 2005. Such shares were issued as compensation for service in 2006 for the four board members and the related sub-committees. The Company recorded a compensation expense based on the fair market value at the time the shares are earned. The shares were valued at their estimated fair value resulting in a non-cash compensation expense to the Company of $100,000.

During June 2006, the Company re-purchased 303,750 of issued but not outstanding shares of its common stock for $565 pursuant to a stock purchase agreement entered into during 2004 with its former Chief Executive Officer.

NOTE 12 – Related Party Transactions

During March 2005, one of the Datec entities sold its building for approximately $1,560,000 to Kelton Investments Ltd., an entity controlled by a director of the Company (“Kelton”). The Company’s former acting Chief Executive Officer and current President of Business Development is related to the director and controlling stockholder of Kelton. Simultaneously with the sale of the building to Kelton, the Company entered into a lease agreement with Kelton to rent such building for a period of three years with certain renewal options. (See Note 13).

During March 2005, one of the subsidiaries acquired by the Company sold a building in Papua New Guinea for approximately $3,470,000 to Pacific Rumana (“Rumana”) which is jointly owned by Kelton and Steamships, Inc., a 50% minority interest holder of Datec Papua (“Steamships”). On September 25, 2005, Datec Papua entered into a lease agreement with Rumana to rent such building for a period of one year from April 2005 to March 2006. Since then, the Company continues to rent the building pursuant to an oral agreement. The Company intends to rent the facility for an additional four years commencing April 1, 2006 and terminating on March 31, 2010. (See Note 13).

On February 14, 2003, AST had entered into a management agreement with LBI. Under the terms of the agreement, LBI was to provide day to day management services to AST for a period of three years. Effective January 31, 2006, AST amended its management agreement with LBI. Under the terms of the new agreement, LBI is to supply the Company with its Chief Operating Officer until January 31, 2007 and Chief Technology Officer until January 31, 2009. Management fees charged under this agreement amounted to $82,987 and $86,677 for the three months ended June 30, 2006 and 2005, respectively, and $166,671 and $182,549 for the six months ended June 30, 2006 and 2005.

During February 2003, AST entered into a consulting agreement with SVCH. The agreement is for a three year term beginning April 1, 2003. Under the terms of the agreement, SVCH is to provide the Company with general business consulting services including strategic planning, expansion opportunities and financing matters. Consulting fees payable under this agreement were $40,000 per annum. This agreement was terminated during February 2006. For the three months ended June 30, 2006 and 2005, such consulting fees amounted to $0 and $10,000, respectively, and approximately $6,600 and $20,000 for the six months ended June 30, 2006 and 2005.

During the six months ended June 30, 2006, Kelton Investments Limited, a stockholder of the Company, advanced to the Company’s operating subsidiaries, Datec Fiji Investments and Date Fiji Limited, a total of $130,464. Pursuant to an oral agreement between Kelton and the Company, the balance due accrues interest at the rate of 13% per annum. The amount is payable upon demand, although the Company has the right to prepay, in whole or in part, without penalty.

For the three months ended June 30, 2006 and 2005, AST paid approximately $11,981 and $25,267, respectively, for lease payments, management fees and legal fees to related parties. For the six months ended June 30, 2006 and 2005, AST paid approximately $42,020 and $63,612, respectively, for lease payments, management fees and legal fees to related parties.

NOTE 13 - Sale/Leaseback of Buildings – Related Party

a.	Datec – Fiji. During April 2005, one of the Datec entities acquired by the Company on February 1, 2006, sold its building located in Fiji to Kelton, a related party, resulting in a gain of approximately $261,687. Simultaneously therewith, it entered into an agreement to lease back the facility. The gain recognized on the sale was deferred and is being amortized into income over the three year lease term (representing the lease term for the building). Accordingly, as of June 30, 2006, $156,611 has been deferred, whereas for the three and six months ended June 30, 2006, the Company amortized $19,830 and $33,048, respectively, as gain in the statement of operations.

b.	Datec – Papua New Guinea. During April 2005, one of the subsidiaries acquired by the Company sold its building located in Papua New Guinea to Pacific Rumana, a related party, resulting in a gain of approximately $1,286,985. Simultaneously therewith, it entered into an agreement to lease back the facility. The gain recognized on the sale was deferred and is being amortized into income effectively over a five year lease term. Accordingly, as of June 30, 2006, $965,239 has been deferred, whereas for the three and six months ended June 30, 2006, the Company amortized $64,349 and $107,249 as gain in the statement of operations.

NOTE 14 - Segment Information

The Company operates and is managed geographically in the following segments:

•	The Samoas;

•	Papua New Guinea;

•	Fiji and other Pacific Island Nations; and

•	North America, including the Caribbean.

Below is a summary of the results by segment for the three months ended June 30, 2006:

	Papua New Guinea	Fiji and Other Pacific Island Nations	Samoas	North America	Total
Sales	$7,840,350	2,453,056	1,937,214	—	$12,230,620
Minority interest in net income of subsidiaries	$328,407	—	—	—	$328,407
Net income (loss)	$32,426	(423,865)	(319,648)	(940,689)	$(1,651,776)
Depreciation	$268,784	86,544	240,666	11,780	$607,674
Amortization	$297,769	216,548	105,426	—	$619,743
Net interest income (expense)	$1,712	(52,730)	(60,649)	(38,775)	$(150,442)
Identifiable assets	$18,291,992	11,412,052	10,943,517	2,610,177	$43,257,738

Below is a summary of the results by segment for the six months ended June 30, 2006:

	*Papua New Guinea	*Fiji and Other Pacific Island Nations	Samoas	North America	Total
Sales	$12,364,088	4,088,072	3,882,668	—	$20,344,828
Minority interest in net income of subsidiaries	$552,208	—	—	—	$552,208
Net income (loss)	$56,057	(777,363)	(361,930)	(1,826,836)	$(2,910,072)
Depreciation	$439,294	142,142	477,932	21,189	$1,080,557
Amortization	$496,283	360,913	175,708	—	$1,032,904
Net interest income (expense)	$1,369	(83,924)	(108,503)	(180,269)	$(371,327)
Identifiable assets	$18,291,992	11,412,052	10,943,517	2,610,177	$43,257,738

*	Results of operations for Papua New Guinea and Fiji and other Pacific Island Nations are for the five month period from February 1, 2006 through June 30, 2006.

Below is a summary of the results by segment for the three months ended June 30, 2005†:

	Papua New Guinea	Fiji and Other Pacific Island Nations	Samoas	North America	Total
Sales	$—	—	2,005,723	—	$2,005,723
Minority interest in net income of subsidiaries	$—	—	—	—	$—
Net income (loss)	$—	—	562,549	(1,861,911)	$(1,299,362)
Depreciation	$—	—	94,486	49,922	$144,408
Amortization	$—	—	—	—	—
Net interest expense	$—	—	(4,972)	(230,050)	$(235,022)

Below is a summary of the results by segment for the six months ended June 30, 2005†:

	Papua New Guinea	Fiji and Other Pacific Island Nations	Samoas	North America	Total
Sales	$—	—	3,867,456	—	$3,867,456
Minority interest in net income of subsidiaries	$—	—	—	—	$—
Net income (loss)	$—	—	956,105	(10,142,838)	$(9,186,733)
Depreciation	$—	—	191,775	99,844	$291,619
Net interest expense	$—	—	(3,580)	(456,672)	$(460,252)

†	Results of operations for the three and six months ended June 30, 2005 do not include the operations of Papua New Guinea and Fiji and other Pacific Island Nations since they were not acquired until February 1, 2006.

NOTE 15 – Subsequent Events

a.	On July 24, 2006, pursuant to an amendment to the Note Purchase Agreement with an affiliate of the majority stockholder, the Company increased the amount to be borrowed up to $3,300,000 (from $2,300,000) with the same interest rate and due date as the original note. (See Note 9).

b.	Effective August 1, 2006, the Company entered into an employment agreement with the Chief Operating Officer of Datec Group. The employment agreement has an initial term that expires five years from the effective date but will automatically be extended for successive two year terms unless either party gives written notice no less than one hundred twenty days prior to the end of the term. The Chief Operating Officer’s base salary is $210,000 and may also receive an annual performance bonus in accordance with criteria set by the Company’s Board of Directors. In the event of a change in control, the Chief Operating Officer shall have the right to terminate his employment under the employment agreement by giving 30 days written notice at any time within one year of the change in control. In the event of such a termination, the Chief Operating Officer shall be entitled to severance in an amount equal to his annual base salary for twelve months. In addition, the Company will waive any lapse provisions of stock options or restricted stock grants made by the Company that have vested.

c.	On August 25, 2006, the Company entered into an employment agreement for its new Chief Executive Officer, with an effective date of August 28, 2006. The employment agreement has an initial term that expires four years from the effective date but will automatically be extended for successive one year terms unless either party gives written notice no less than thirty days prior to the end of the term. The Chief Executive Officer’s base salary is $300,000 and may also receive an annual performance bonus in accordance with criteria set by the Company’s Board of Directors. In connection with the employment agreement, the Chief Executive Officer is also entitled to options to purchase up to 636,200 shares of the Company’s common stock at a price of $4.17 per share, following the adoption by the Company and stockholder approval of a stock option plan. Such options will vest over a period of four years. In the event that a change in control of the Company shall occur at any time during the term of the employment agreement, and within 12 months of the occurrence of such change in control event, the Company terminates the Chief Executive Officer without cause or the Chief Executive Officer shall terminate his employment under this employment agreement, then, in any such event such termination shall be deemed to be a termination by the Company other than for cause and the Chief Executive Officer shall be entitled to such compensation amounting to a twelve months of his base salary.

d.	On October 20, 2006, the Company entered into a Purchase Agreement with Chickasaw Wireless, Inc. for the sale of its wireless telecommunications license for Bloomington, Illinois. The sales price is $2,750,000 and is payable in cash upon closing. Closing of the transaction is subject to, among other things, approval of the Federal Communications Commission (“FCC”). If FCC approval is obtained and all other conditions to closing are satisfied, management anticipates that this transaction would be consummated in the first quarter of 2007.

e.	On October 30, 2006, the Company entered into a Loan Agreement with ANZ Finance American Samoa, Inc. and ANZ America Samoa Bank (jointly, “ANZ”), pursuant to which ANZ has committed to provide financing of up to $5,800,000. Of this amount, $800,000 is in the form of a term loan and $5,000,000 is in the form of a revolving loan. AST is the borrower under each facility and Elandia, Inc. and certain of its domestic and international subsidiaries are guarantors. The loan is principally secured by substantially all of the Company’s assets and operations in American Samoa, Fiji, New Zealand, Samoa and the United States. The term loan bears interest at the rate of 1.25% above the Prime Rate, or the base rate on corporate loans posted by at least 75% of the United States’ 30 largest banks, commonly known as the U.S. Prime Rate of Interest as published from time to time in the Wall Street Journal. The Company paid a $50,000 fee at closing to ANZ. Unborrowed amounts under the revolving loan incur a commitment fee equal to 0.50% per annum. The revolving loan bears interest at the rate of 1.0% above the Prime Rate. Payments of principal and interest under the term loan in the amount of $10,940.62 are due on the first day of every month. The revolving loan is due on October 30, 2007 and the term loan is due on October 30, 2015. At closing, the Company borrowed the full amount available under the term loan and $3,400,000 under the revolving loan. The balance of the revolving loan is available for general corporate purposes.

f.	On November 1, 2006, the Company paid all amounts outstanding under its Promissory Note to the Bank of Hawaii and its credit facility with the Bank of Hawaii.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note About Forward Looking Statements

This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, which are based on management’s exercise of business judgment as well as assumptions made by and information currently available to management. When used in this document, the words “may”, “will”, “anticipate”, “believe”, “estimate”, “expect”, “intend” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as described in Elandia’s Registration Statement on Form 10/A filed with the Securities and Exchange Commission on August 25, 2006. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. We undertake no obligation, and do not intend, to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrence of any unanticipated events. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

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

On February 1, 2006, we consummated a plan of arrangement under the laws of New Brunswick, Canada, whereby we acquired the South Pacific operations of Datec Group Ltd. (“Datec”). The acquisition of Datec has been accounted for as a purchase business combination. As a result, the consolidated financial statements included elsewhere within this report include the operations of Datec from February 1, 2006, the effective date of the acquisition, through June 30, 2006. However, for purposes of comparison, the discussion below includes the financial information of Datec as if the acquisition had been completed at the beginning of each reporting period e.g. January 1, 2005 and January 1, 2006 for the three and six months ended June 30, 2005 and 2006. The information which has been presented on a combined basis is not necessarily indicative of the financial position of our company had the acquisition of Datec occurred at the beginning of each period or the financial results of our company as they may be in the future.

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

We recently named a new Chief Executive Officer for our company and a new Chief Operating Officer for our Pacific operations. With new management in place, we have undertaken an extensive evaluation of our existing operations with the intention of determining the proper strategy for our business going forward. We will be making aggressive changes certain to areas of our business including American Samoa and Fiji to address operational deficiencies in these segments. We believe that the changes we will be implementing will maximize the efficiency of our operations and ultimately improve our profitability.

Segments

We currently conduct business operations through several operating subsidiaries in four geographic segments:

•	Our wholly-owned subsidiary AST, which we acquired effective January 31, 2006, conducts business in The Samoas, which includes American Samoa and Samoa (formerly Western Samoa);

•	Our 50% owned subsidiary Datec PNG Pty Limited, which we acquired from DatecGroup, Ltd. on February 1, 2006, conducts business in Papua New Guinea;

•	Several affiliated entities, also acquired from DatecGroup, Ltd. on February 1, 2006, conduct business in Fiji and other Pacific Island Nations, which include Australia, Cook Islands, New Zealand, Tonga, The Solomon Islands, and Vanuatu; and

•	Our parent company, Elandia, Inc., and wholly owned subsidiary eLandia Technologies, Inc. perform parent company administrative functions and hold certain FCC licenses and assets held for sale or possible future development in North America, including the Caribbean, but do not presently conduct revenue generating operations.

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

In Fiji and other Pacific Island Nations, we also provide technology products, support services and professional services. In Fiji, we operate in an increasingly competitive, low margin environment for peripheral equipment and have experienced significant challenges in this region. Our operations in Fiji have underperformed for the past two years resulting in losses from operations. However, management has taken steps to address the issues that contributed to the significant losses on our operations in Fiji and other Pacific Island Nations. Approximately $1,000,000 from other operations have already been advanced to Fiji and other Pacific Island Nations and management intends to advance an additional $1,500,000 to support our higher margin integration business. However, we expect that the results of these changes will not be reflected in our financial results of operations until the first or second quarter of 2007.

The North America business segment consists of our wholly-owned subsidiary, eLandia Technologies, Inc. and Elandia, Inc., our holding company operations. We currently do not conduct business operations in North America, other than certain corporate overhead. In September 2004, eLandia Technologies, Inc. acquired two wireless telecommunications licenses issued by the Federal Communications Commission (“FCC”). On October 20, 2006, we signed an agreement for the sale of our wireless telecommunications license for Bloomington, Illinois. The sale price is $2,750,000 payable in cash upon closing. Closing of the transaction is subject to, among other things, FCC approval. If FCC approval is obtained and all other conditions to closing are satisfied, management anticipates that this transaction will be consummated in the first quarter of 2007.

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

Results of Operations, Samoas

During 2005 total revenue increased, however, our operating income and net income decreased significantly. This resulted from a lack of emphasis on service revenues which generate higher margins than product sales. In addition, an audit by the administrator of the e-Rate program revealed several problems and the administrator stopped making the payments required under the program to the American Samoa Department of Education (“DOE”), until the issues had been resolved. In light of the ongoing delays with payment from the DOE, for the six months ended June 30, 2006, we did not record any of these revenues (which are estimated at $270,952) since the collectibility was not assured. We also experienced a significant increase in general and administrative expenses, resulting from, among other things, the merger of AST. Since the merger we have retained a new Chief Executive Officer and undertaken an evaluation of our business. Management has taken steps to address these issues, including focusing on service revenues, terminating non-productive employees and reducing general and administrative expenses. We expect to see results from the changes made in the first quarter of 2007.

On May 23, 2006, we received our designation as an eligible telecommunications carrier, or ETC designation. Since we have this designation and because we provide service in rural areas, we are eligible to receive universal services support funds as of that date. We anticipate that we may receive up to $13.13 per subscriber per month. Based on our 15,000 average number of subscribers in the American Samoa as of June 30, 2006, we should receive an additional $2,350,000 in revenues per year (assuming no change in the number of subscribers that we have) without incurring any substantial additional cost. We began receiving payments in November 2006, and expect payments to continue monthly.

Comparison of Three Months Ended June 30, 2006 to Three Months Ended June 30, 2005

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

Financial Performance

	Three Months Ended June 30,
	2006	2005
Revenue	$1,937,214	$2,005,723
Costs and Expenses	2,196,215	1,438,207

Operating (Loss) Income	(259,001)	567,516
Other Expense	(60,647)	(4,967)

Net (Loss) Income	$(319,648)	$562,549

Revenue. We derive revenue from our prepaid and postpaid wireless services, our ISP delivery services and other data network infrastructure services, equipment sales and service and long distance toll fees that we charge other telecommunications providers who need to access our networks.

	Three Months Ended June 30,
	2006	2005	Change $	Change %
Revenue:
Prepaid	$1,066,043	$1,270,032	$(203,988)	(16.1)%
Postpaid	208,754	243,623	(34,869)	(14.3)
Data and data delivery	140,192	65,359	74,833	114.5
Equipment sales and service	380,677	268,962	111,715	41.5
Long distance reverse toll fees	141,548	157,747	(16,199)	(10.3)

Total	$1,937,214	$2,005,723	$(68,509)	(3.4)%

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

An audit of the e-Rate program by the administrator of the program revealed several problems and the administrator stopped making the payments required under the program, until the issues had been resolved. In late August 2006, we received payment from the DOE for the amounts owed through June 30, 2006. However, in light of the ongoing delays in receiving payments, beginning in the quarter ended March 31, 2006, we began reserving the full amount of the revenues due under this program until actual payment is received. Despite this issue, management expects that revenues will increase in the second half of 2006, as we continue to increase our number of subscribers.

Cost of Revenue- Prepaid and Postpaid

	Three Months Ended June 30,
	2006	2005	Change $	Change %
Cost of Revenue – Prepaid and Postpaid:
Switch/cell site circuits	$272,221	$193,149	$79,072	40.9%
Switch/cell site utilities	52,966	42,390	10,576	24.9
Cost of long distance	194,766	160,092	34,674	21.7
Salary expense	89,932	107,014	(17,082)	(16.0)
License and maintenance fees	27,657	—	27,657	N/A
Repairs and maintenance fees	34,394	4,219	30,175	715.2
Other	71,667	77,598	(5,932)	(7.6)

Total	$743,603	$584,462	$159,140	27.2%

We attribute the increase in cost of revenue for prepaid and postpaid wireless services primarily to the addition of cell sites and switching circuits, due to a need for increased capacity on our existing network and the additional satellite circuit as a result of a three-year contract with the DOE to provide discounted, or “e-Rate”, fiber connectivity and internet services to 29 public schools and a library on the Island of Tutuila. In addition, during the three months ended June 30, 2006, there was an increase in payments made to our long distance carriers due to an increase in the volume of long distance phone calls made by our customers to locations outside of American Samoa.

Cost of Revenue- Equipment Sales and Service

	Three Months Ended June 30,
	2006	2005	Change $	Change %
Cost of Revenue – Equipment Sales and Services:
Cost of phone sales	$43,210	$110,635	$(67,425)	(60.9)%
Cost of computers	163,252	10,901	152,351	1,397.6
Cost of SIM cards	9,473	10,617	(1,144)	(10.8)
Cost of prepaid cards	10,414	13,029	(2,615)	(20.1)
Other	17,034	18,769	(1,735)	(9.2)

Total	$243,383	$163,951	$79,432	48.4%

We attribute the increase in cost of revenue for equipment sales and service to an increase in the number of customers subscribing to our wireless services and an increase in equipment sales due to the launch of our Datec American Samoa division. Cost of revenue in connection with equipment sales and service as a percentage of revenues increased slightly from 60.9%, for the three months ended June 30, 2005 to 63.9% for the three months ended June 30, 2006. We will continue our efforts to decrease the cost as a percentage of revenue.

Operating Expenses

	Three Months Ended June 30,
	2006	2005	Change $	Change %
Operating Expenses:
Sales and marketing	$249,111	$119,339	$129,772	108.7%
Customer service	104,255	125,122	(20,867)	(16.7)
General and administrative	509,773	350,846	158,927	45.3
Depreciation	242,665	94,486	148,179	156.8
Amortization	103,426	—	103,426	N/A

Total	$1,209,230	$689,793	$519,437	75.3%

For the three months ended June 30, 2005, operating expenses represented 34.4% of revenues, while for the three months ended June 30, 2006, operating expenses represented 62.4% of revenues. We attribute the increase in general and administrative expenses primarily to significant increases in salary expenses due to hiring of new personnel and legal fees. The legal fees were incurred in connection with the merger with Elandia as well as certain FCC related matters. The increases were offset, in part, by decreases in management fees, and general insurance. We anticipate that our general and administrative expenses will continue to increase as we hire additional personnel to address our growing subscriber base and to handle the audit requirements, filing requirements and compliance issues related to being a public company. Depreciation increased significantly as a result of equipment placed in service in 2005 to improve the communications network. In addition, amortization increased significantly as a result of the amortization of intangibles purchased in our AST acquisition in February 2006. In the future, management will continue working on decreasing operating expenses while at the same time increasing its efforts in generating higher margin revenues.

Net Income (Loss). Until this quarter, revenues with respect to our operations in The Samoas increased in the past three years. However, our operating profit and net income has declined in the last two years and resulted in losses this year. The decline in net income can be attributed, in large part, to payment delays with respect to the e-Rate program. An audit of the e-Rate program by the administrator of the program revealed several problems unrelated to us and the administrator stopped making payments required under the program until these issues had been resolved. In light of the ongoing delays in receiving payments, beginning in the quarter ended March 31, 2006, we began reserving the full amount of the revenues due under this program until payment was received. As of June 30, 2006, a total of $270,952 due under the program had been reserved. Thus, despite the increase in cost of service in the three months ended June 30, 2006, we did not have a corresponding increase in revenue and this has had a negative impact on net income.

In addition to this and in response to competitive pressures, during January 2006 management decreased the rates charged to customers in order to attract additional customers. As a result, the cost of revenue for our prepaid and postpaid wireless services which was 38.6% of our prepaid and postpaid revenues for the three months ended June 30, 2005, increased to 58.3% of revenues for the three months ended June 30, 2006.

Comparison of Six Months Ended June 30, 2006 to Six Months Ended June 30, 2005

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

Financial Performance

	Six Months Ended June 30,
	2006	2005
Revenue	$3,882,668	$3,867,456
Costs and Expenses	4,136,097	2,907,776

Operating (Loss) Income	(253,429)	959,680
Other Expense	(108,501)	(3,575)

Net (Loss) Income	$(361,930)	$956,105

Revenue. We derive revenue from our prepaid and postpaid wireless services, our ISP delivery services and other data network infrastructure services, equipments sales and service and long distance toll fees that we charge other telecommunications providers who need to access our networks.

	Six Months Ended June 30,
	2006	2005	Change $	Change %
Revenue:
Prepaid	$2,213,160	$2,463,618	$(250,458)	(10.2)%
Postpaid	438,091	476,704	(38,613)	(8.1)
Data and data delivery	284,855	116,134	168,721	145.3
Equipment sales and service	646,883	451,655	195,228	43.2
Long distance reverse toll fees	299,679	359,345	(59,666)	(16.6)

Total	$3,882,668	$3,867,456	$15,212	0.4%

We attribute the decrease in our postpaid and prepaid wireless revenues to our continued efforts to reduce our bad debt exposure by terminating certain clients and moving other clients from our postpaid services to our prepaid services. We expect that revenues in these categories will stabilize by the end of the year. We attribute the increase in our data delivery revenues to the launch of our high speed data internet services in March 2005 and our introduction of dedicated broadband capacity for larger companies and corporations in American Samoa. We attribute the increase in our equipment sales revenue primarily to the growth in the number of customers for our wireless services between the two periods.

An audit of the e-Rate program by the administrator of the program revealed several problems unrelated to us and the administrator stopped making the payments required under the program, until the issues had been resolved. In late August 2006, we received $200,000 payment from the DOE. However, in light of the ongoing delays in receiving payments, beginning in the quarter ended March 31, 2006, we began reserving the full amount of the revenues due under this program until actual payment is received. Despite this issue, management expects that revenues will increase in the second half of 2006, as we continue to increase our number of subscribers and receive the benefits of our ETC designation in the form of universal support services funds.

Cost of Revenue- Prepaid and Postpaid

	Six Months Ended June 30,
	2006	2005	Change $	Change %
Cost of Revenue – Prepaid and Postpaid:
Switch/cell site circuits	$542,667	$413,513	$129,154	31.2%
Switch/cell site utilities	104,495	85,768	18,727	21.8
Cost of long distance	372,451	303,367	69,084	22.8
Salary expense	174,709	196,919	(22,210)	(11.3)
License and maintenance fees	86,018	—	86,018	N/A
Repairs and maintenance fees	34,394	4,219	30,175	715.2
Other	149,746	165,712	(15,966)	(9.6)

Total	$1,464,480	$1,169,498	$294,982	25.2%

We attribute the increase in cost of revenue for prepaid and postpaid wireless services primarily to the addition of cell sites and switching circuits, due to a need for increased capacity on our existing network and the additional satellite circuit as a result of a three-year contract with the DOE to provide the aforementioned discounted, or “e-Rate”, fiber connectivity and internet services to 29 public schools and a library on the Island of Tutuila. In addition, during the second quarter of 2006, we launched our Datec American Samoa division which generated revenue and associated cost of revenue from the sale of computers and other hardware equipment. During the six months ended June 30, 2006, there was an increase in payments made to our long distance carriers due to an increase in the volume of long distance phone calls made by our customers to locations outside of American Samoa.

Cost of Revenue- Equipment Sales and Service

	Six Months Ended June 30,
	2006	2005	Change $	Change %
Cost of Revenue – Equipment Sales and Services:
Cost of phone sales	$176,965	$219,696	$(42,731)	(19.5)%
Cost of computers	163,252	10,901	152,351	1,397.6
Cost of SIM cards	19,241	19,756	(515)	(2.6)
Cost of prepaid cards	22,553	28,429	(5,876)	(20.7)
Other	24,952	25,245	(293)	(1.2)

Total	$406,963	$304,027	$102,936	33.9%

We attribute the increase in cost of revenue for equipment sales and service to an increase in the number of customers subscribing to our wireless services and an increase in equipment sales. Despite the increase in cost of revenue in connection with equipment sales and service, the cost as a percentage of revenues decreased from 67.3% for the six months ended June 30, 2005 to 62.9% for the six months ended June 30, 2006. We expect that our cost of revenue for equipment sales and service will continue to increase as we continue to increase our customer base. However, we will continue our efforts to decrease the cost as a percentage of revenue.

In addition, during the second quarter of 2006, we launched our Datec American Samoa division which resulted in increased revenues and associated cost of revenue from the sale of computers and other hardware equipment.

Operating Expenses

	Six Months Ended June 30,
	2006	2005	Change $	Change %
Operating Expenses:
Sales and marketing	$425,063	$216,911	$208,152	96.0%
Customer service	201,891	304,553	(102,662)	(33.7)
General and administrative	984,060	721,012	263,048	36.5
Depreciation	477,931	191,775	286,156	149.2
Amortization	175,709	—	175,709	N/A

Total	$2,264,654	$1,434,251	$830,403	57.9%

For the six months ended June 30, 2005, operating expenses represented 37.1% of revenues, while for the six months ended June 30, 2006, operating expenses represented 58.3% of revenues. General and administrative expenses were high primarily as a result of increases in professional fees paid to outside consultants, legal fees, and salary expenses due to hiring of new personnel. We anticipate that our general and administrative expenses will continue to increase as we hire additional personnel to address our growing subscriber base and to handle the audit requirements, filing requirements and compliance issues related to being a public company. Sales and marketing expenses also increased significantly as a result of increased advertising costs, promotions expense and the costs and expenses associated with hiring additional personnel. Depreciation increased significantly as a result of equipment placed in service in 2005 to improve the communications network. Amortization expense increased as a result of the amortization of intangibles purchased in our AST acquisition in February 2006. In the future, management will continue working on decreasing operating expenses while at the same time increasing its efforts in generating higher margin revenues.

Net Income (Loss). Revenue with respect to our operations in The Samoas declined in 2006, despite increases in prior years. The decline in revenue and net income can be attributed, in large part, to payment delays with respect to the e-Rate program, increases in general and administrative expenses associated with the hiring of new personnel, an increase in depreciation expense as a result of equipment placed in service during 2005, and the amortization of intangibles as a result of our acquisition of AST in February of 2006. In addition to this and in response to competitive pressures, management decreased the rates charged to customers in order to attract additional customers, resulting in a significant decline in the profitability of this significant source of revenue.

Performance Measures

In managing our operations and assessing our financial performance in The Samoas, management supplements the information provided by financial statement measures with several customer–focused performance measures that are widely used in the telecommunications industry. The following table contains the key operating data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Average revenue per user	$27.58	$35.11	$29.53	$34.90
Minutes of use	9,486,255	2,900,016	19,482,442	6,085,789
Churn	7.9%	4.3%	4.6%	3.2%
Number of customers at end of period	14,362	14,524	14,362	14,524
Revenue per employee	$121,825	$140,752	$125,842	$135,700

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

For the three months ended June 30, 2006, ARPU decreased by $7.53, or 21.4%, from the three months ended June 30, 2005. For the six months ended June 30, 2006, ARPU decreased by $5.37, or 15.4%, from the six months ended June 30, 2005. We attribute the decrease to two factors. In the six months ended June 30, 2005, ARPU was significantly higher than normal as a result of Tropical Cyclone Olaf which struck the island in February 2005 and resulted in significant activity and increased revenues for that period. No similar event occurred in 2006. In addition, in the first quarter of 2006, we reduced international usage rates in an attempt to attract new customers.

Minutes of Use (“MOU”) is a non-GAAP financial measure which measures total minutes of use within a given period. For the three and six months ended June 30, 2006, MOU increased by 227.1% and 220.1%, respectively, as compared to comparable periods in 2005. We attribute this to an increase in the number of subscribers and the resulting increase in volume of calls and minutes. This increase in subscribers resulted from a lowering of our rates.

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

Churn increased by 43.8%, from 3.2% in the six months ended June 30, 2005, to 4.6% in the six months ended June 30, 2006. Churn was 7.9% in the three months ended June 30, 2006. The higher churn results from increased competition.

Management also measures the performance of operations by analyzing our increase or decrease in the number of customers during any particular period. The number of customers for the six months ended June 30, 2006 decreased by 162, or 1.1%, from the six months ended June 30, 2005. This also results from increased competition.

Management also reviews the measure of revenue per employee to evaluate the efficiency of our operations. Revenue per employee is calculated by dividing total revenue, less revenue from reverse toll fees, by the weighted average headcount. Revenue per employee for the six months ended June 30, 2006 decreased by $9,858, or 7.3%, as compared to the six months ended June 30, 2005. Revenue per employee for the three months ended June 30, 2006, decreased by $18,927, or 13.4%, as compared to the three months ended June 30, 2005. From June 30, 2006 to June 30, 2005, the number of employees increased from 52 to 66, in anticipation of significant growth in our customer base. However, the decrease in revenue per employee suggests that we have not yet integrated the new employees into our operations in an efficient manner. As a result, management is currently evaluating our staff and taking steps to improve efficiency. Management believes that revenue per employee will increase as we find the correct balance between our customer base and employees and begin to more efficiently manage the newly acquired entities.

Results of Operations, Papua New Guinea

Comparison of Three Months Ended June 30, 2006 to Three Months Ended June 30, 2005

We hold a 50% ownership interest in Datec PNG Pty Limited through our wholly owned subsidiary Generic Technology Limited. The acquisition of this interest was accounted for using the purchase method of accounting. Accordingly, the consolidated condensed financial statements included elsewhere with this report include the operations of Datec from February 1, 2006, the effective date of the acquisition, through June 30, 2006. However, for purposes of comparison, the financial information set forth below includes the financial information of Datec as if the acquisition had been completed at the beginning of each of the respective periods.

	Three Months Ended June 30,
	2006	2005
Revenue	$7,840,350	$7,817,028
Costs and Expenses	7,424,719	6,829,453

Operating Income	415,631	987,575
Other Income	199,171	132,769

Income Before Income Tax	614,802	1,120,344
Income Tax Expense	(253,969)	(377,359)
Minority Interest	(328,407)	(371,492)

Net Income	$32,426	$371,463

Revenue

	Three Months Ended June 30,
	2006	2005	Change $	Change %
Revenue:
Product sales	$5,194,052	$5,151,396	$42,657.8%
Professional services	1,286,056	1,391,651	(105,595)	(7.6)
Data delivery	1,360,242	1,273,950	86,292	6.8

Total	$7,840,350	$7,816,997	$23,354	0.3%

Product sales revenue refers to all computer hardware, communications hardware, consumables and packaged software sold through our retail stores or by direct sales. We attribute the increase primarily to increased demand for battery backup power sources and consumable products such as toner and paper. We expect that the demand for these products will continue to increase; however, management intends to focus on increasing sales of professional services, which produce a higher margin.

Professional services revenue refers to client support provided by our hardware engineers, software analysts, architects, developers and staff for new and existing software, hardware, systems or applications. We attribute the decrease in professional services revenue to a reduction in the amount billed to clients with maintenance contracts. Many of our customers have switched from Midrange servers, which are being phased out, to newer servers with fewer maintenance issues. We also attribute the reduction to exchange rate differences between the Papua New Guinea Kina and the Australian dollar which have had a negative impact on our professional services revenue.

Data delivery revenue refers to the revenue from our ISP services and other data network infrastructure services. We attribute the increase in data delivery revenue to an increase in the volume of data utilized by our ISP customers who are charged on a data usage model. We expect that these revenues will continue to increase as we expand our customer base.

Cost of Revenue

	Three Months Ended June 30,
	2006	2005	Change $	Change %
Cost of Revenue:
Cost of product sales	$4,125,127	$3,826,718	$298,409	7.8%
Cost of data delivery	375,373	300,705	74,668	24.8

Total	$4,500,500	$4,127,423	$373,077	9.0%

Cost of product sales refers to the cost of all products sold through retail outlets or our direct sales force. As a percentage of product sales revenue cost of product sales increased for the three months ended June 30, 2006, to 79.4%, as compared to 74.3% for the three months ended June 30, 2005.

Cost of data delivery expense refers to charges levied by the local telecommunications providers for data traffic. Cost of data delivery as a percentage of data delivery revenue increased to 27.6% for the three months ended June 30, 2006 from 23.6% for the three months ended June 30, 2005 We have since changed our billing method from time based plans to data usage only plans and this should result in cost of data delivery revenue representing a lower percentage of data delivery revenue in the future.

Operating Expenses

	Three Months Ended June 30,
	2006	2005	Change $	Change %
Operating Expenses:
Network operations	$368,400	$287,139	$81,261	28.3%
Sales and marketing	353,617	431,716	(78,099)	(18.1)
Maintenance and support	524,477	537,604	(13,127)	(2.4)
General and administrative	1,111,169	1,222,461	(111,292)	(9.1)
Depreciation	268,784	223,108	45,676	20.5
Amortization	297,710	—	297,710	N/A

Total	$2,924,157	$2,702,028	$222,129	8.2%

Operating expenses increased at a higher rate than revenues. For the three months ended June 30, 2005, operating expenses represented 34.6% of revenues, while for the three months ended June 30, 2006, operating expenses represented 37.3%. Network operations expenses increased as a result of merit-based increases for existing employees and the hiring of new employees for an outsourcing contract that began in the fourth quarter of 2005. Amortization increased as a result of the amortization of intangibles acquired with our purchase of AST in February 2006. In the future, management will continue working on decreasing operating expenses while at the same time increasing its efforts in generating higher margin revenues.

Other Income. During the three months ended June 30, 2006, other income increased $64,741 to $197,511, compared to $132,770 in the three months ended June 30, 2005. This increase is due to gain amortized from the sale leaseback of our building in Port Moresby in April 2005 and foreign exchange gain recognized in 2006 due to a stronger currency in Papua New Guinea.

Net Income. During the three months ended June 30, 2006, our net income decreased $340,725, or 91.7%, compared to the three months ended June 30, 2005. We attribute this decrease primarily to increases in depreciation and amortization expense as a result of our acquisitions of Datec, offset by an increase in other income.

Comparison of Six Months Ended June 30, 2006 to Six Months Ended June 30, 2005

	Six Months Ended June 30,
	2006	2005
Revenue	$14,038,267	$13,545,063
Costs and Expenses	13,280,286	11,978,569

Operating Income	757,981	1,566,494
Other Income	409,688	127,156

Income Before Income Tax	1,167,669	1,693,650
Income Tax Expense	(460,576)	(560,817)
Minority Interest	(601,623)	(566,416)

Net Income	$105,470	$566,417

Revenue

	Six Months Ended June 30,
	2006	2005	Change $	Change %
Revenue:
Product sales	$8,912,144	$8,367,143	$545,001	6.5%
Professional services	2,436,479	2,693,582	(257,103)	(9.5)
Data delivery	2,689,644	2,484,338	205,306	8.3

Total	$14,038,267	$13,545,063	$493,204	3.6%

We attribute the increase in product sales primarily to increased demand for battery backup power sources and consumable products such as toner and paper. We expect that the demand for these products will continue to increase; however, management intends to focus on increasing sales of professional services, which produce a higher margin.

We attribute the decrease in professional services revenue to a reduction in the amount billed to clients with maintenance contracts. Many of our customers have switched from Midrange servers, which are being phased out, to newer servers with fewer maintenance issues. We also attribute the reduction to exchange rates differences between the Papua New Guinea Kina and the Australian dollar.

We attribute the increase in data delivery revenue to an increase in the volume of data utilized by our customers who are charged on a data usage model. We expect that these revenues will continue to increase as we expand our customer base.

Cost of Revenue

	Six Months Ended June 30,
	2006	2005	Change $	Change %
Cost of Revenue:
Cost of product sales	$7,087,627	$6,583,933	$503,694	7.7%
Cost of data delivery	680,900	570,853	110,047	19.3

Total	$7,768,527	$7,154,786	$613,741	8.6%

While cost of product sales increased by 7.7%, it represented a slightly higher percentage of product sales revenue for the six months ended June 30, 2006, 79.5%, as compared to 78.7% for the six months ended June 30, 2005. Cost of data delivery was approximately 25.3% of data delivery revenue for the six months ended June 30, 2006, as compared to 23.0% for the six months ended June 30, 2005.

Operating Expenses

	Six Months Ended June 30,
	2006	2005	Change $	Change %
Operating Expenses:
Network operations	$727,682	$527,651	$200,031	38.0%
Sales and marketing	618,401	698,542	(80,141)	(11.5)
Maintenance and support	1,035,973	987,911	48,062	4.9
General and administrative	2,110,256	2,141,635	(31,379)	(1.5)
Depreciation	523,164	468,044	55,120	11.8
Amortization	496,283	—	496,283	N/A

Total	$5,511,759	$4,823,783	$687,976	14.3%

Operating expenses continued to increase at a higher rate than revenues. For the six months ended June 30, 2005, operating expenses represented 35.6%, of revenues, while for the six months ended June 30, 2006, operating expenses represented 39.3%. We attribute this, in large part, to the increased amortization expense of intangibles acquired in the acquisition of Datec. Network operations expenses also increased as a result of merit-based increases for existing employees and the hiring of new employees for an outsourcing contract that began in the fourth quarter of 2005. In the future, management will continue working on decreasing operating expenses while at the same time increasing its efforts in generating higher margin revenues.

Other Income. During the six months ended June 30, 2006, other income increased $282,532 to $409,688, compared to $127,156 in the six months ended June 30, 2005. This increase is due to additional gain amortized from the sale leaseback of our building in Port Moresby in April 2005 and foreign exchange gain recognized in 2006 due to currency fluctuations in Papua New Guinea.

Net Income. During the six months ended June 30, 2006, our net income decreased $460,947, or 81.4%, compared to the six months ended June 30, 2005. We attribute this decrease primarily to depreciation and the amortization of intangibles acquired in the purchase of Datec and not to operations.

Performance Measures

In managing our operations and assessing our financial performance in Papua New Guinea, management supplements the information provided by financial statement measures with several customer–focused performance measures that are internally used to manage our business. The following table contains the key operating data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue per employee	$33,701	$34,881	$60,772	$62,420
Stable revenue	80.2%	88.8%	87.6%	92.0%
Total PC revenue	$772,961	$1,344,354	$1,383,604	$1,551,943
Total server revenue	$76,137	$315,838	$308,003	$342,446
Total PC and server revenue as percentage of total product revenue	16%	32%	19%	23%

Revenue per employee is a metric that takes the total revenue for a period divided by the total number of employees in the business. Management uses revenue per employee as an efficiency and growth gauge across diverse geographic areas with differing economic conditions. Monthly changes to revenue per employee also gives insight into total staffing requirements for any particular country in which we operate. For the six months ended June 30, 2006, revenue per employee decreased $1,648, or 2.6%, compared to the six months ended June 30, 2005. Staff numbers increased 6.5%, from 217 for the six months ended June 30, 2005 to 231 for the six months ended June 30, 2006. Management is currently evaluating our staff and taking steps to improve our efficiency and increase revenue per employee.

Stable revenue is a metric which calculates stable revenue as a percentage of total revenue. Stable revenue consists of all sources of revenue excluding product revenue. The basis for this measurement is that product revenues are seasonal and variable whereas service revenue is more consistent as they are based on contracted revenue streams such as ISP revenues, services projects and maintenance and support to customers. Stable revenue is an important measure in determining the amount of non-contract or non-recurring revenue that must be sold to achieve profitability. For the six months ended June 30, 2006, our stable revenue decreased to 87.6%. This decrease was attributed to the decrease in services revenues of $257,103.

The two measurements for PC and server revenue track the total amount of PC and server revenue for a particular period and as a total percentage of product revenue. This metric is used to pinpoint overall trends in our product sales business from consumer purchases to business or government based purchases. Due to the increasing pressure on our operating margins from competition, this metric is useful in determining how resources will be allocated among our product sale vendors and our internal support staff. Moreover, higher sales in servers and PC’s generally result in more opportunities to sell service contracts and peripheral products. For the six months ended June 30, 2006, PC (including laptop) revenue decreased $168,339, or 10.8%, compared to the six months ended June 30, 2005. For the same period, the total number of PCs sold increased by 1.2%. We attribute this to an increase in showroom sales combined with an overall decrease in unit price. For the six months ended June 30, 2006 server revenue decreased $34,443, or 10.1%, compared to the six months ended June 30, 2005. The total number of units sold during the periods increased from 57 to 71. We attribute the decrease in revenue to a significant decline in server sales in the three months ended June 30, 2006.

For the six months ended June 30, 2006, PC and server revenue as a percentage of total product sales decreased to 19%, compared to 23%, for the six months ended June 30, 2005. This information is helpful for purposes of trend analysis and inventory management.

Results of Operations, Fiji and Other Pacific Island Nations

Comparison of Three Months Ended June 30, 2006 to Three Months June 30, 2005

The following tables describe the financial results for our operating subsidiaries, Brocker Technology Group NZ Limited, Datec Australia Pty Limited , Datec Fiji Limited, Datec Investments Limited, Datec Samoa Limited, Datec Solomon Island, Datec Tonga Limited, Datec Vanuatu Limited, Generic Technology Limited, Mobile Technology Solutions, and Network Services Limited, for the periods indicated.

	Three Months Ended June 30,
	2006	2005
Revenue	$2,453,056	$1,873,312
Costs and Expenses	2,734,560	2,352,678

Operating Loss	(281,504)	(479,366)
Other Income (Expense)	4,340	(55,057)

Loss Before Income Tax	(277,164)	(534,423)
Income Tax Expense	(146,701)	(282,683)
Minority Income	—	535

Net Loss	$(423,865)	$(816,571)

Revenue

	Three Months Ended June 30,
	2006	2005	Change $	Change %
Revenue:
Product sales	$1,228,716	$694,552	$534,164	76.9%
Professional services	1,224,340	1,178,760	45,580	3.9

Total	$2,453,056	$1,873,312	$579,744	30.9%

Product sales revenue refers to all computer hardware, communications hardware, consumables and commercial off-the-shelf software sold through our retail locations or by our direct sales force. For the three months ended June 30, 2006, we had stronger overall sales. More specifically, the product sales revenue in that period was significantly higher. Management intends to continue its efforts to increase revenues in all areas.

Professional services revenue refers to client support provided by our hardware engineers, software analysts, architects, developers and staff for new or existing software, hardware, systems or applications. We attribute the increase in professional services revenue to an increase in our marketing efforts in New Zealand and the other Pacific Island Nations and emphasis on this higher margin source of revenue.

Cost of Revenue. Cost of revenue for the three months ended June 30, 2005 and 2006 were $844,400 and $990,963, respectively. Cost of revenue was higher in the three months ended June 30, 2006, as a result of higher product sales. Cost of revenue as a percentage of revenue was approximately 40.4% for the three months ended June 30, 2006, as compared to 45.1% for the three months ended June 30, 2005. We expect that changes made to our business in Fiji will reduce this percentage further in 2007.

Operating Expenses

	Three Months Ended June 30,
	2006	2005	Change $	Change %
Operating Expenses:
Network operations	$90,100	$102,421	$(12,321)	(12.0)%
Sales and marketing	96,768	145,489	(48,721)	(33.5)
Maintenance and support	536,763	599,471	(62,708)	(10.5)
General and administrative	716,874	548,033	168,841	30.8
Depreciation	86,544	112,864	(26,320)	(23.3)
Amortization	216,548	—	216,548	N/A

Total	$1,743,597	$1,508,278	$235,319	15.6%

For the three months ended June 30, 2006, operating expenses in connection with our Fiji operations increased by 15.6%, although our revenues increased by 30.9%. The results of operations for the period ended June 30, 2006 indicate we are beginning to resolve some of the problems with our Fiji operations. Sales and marketing expenses decreased as a result of staff reductions in our Fiji and New Zealand operations. Amortization expense increased due to the acquisition of intangibles as a result of our purchase of Datec in February of 2006.

Net Loss. During the three months ended June 30, 2006, our net loss decreased $394,365, or 48.3%, compared to the three months ended June 30, 2005. We attribute this decrease to the increase in revenue offset by an increase in amortization.

Comparison of Six Months Ended June 30, 2006 to Six Months Ended June 30, 2005

	Six Months Ended June 30,
	2006	2005
Revenue	$5,133,761	$5,809,928
Costs and Expenses	5,775,609	6,592,399

Operating Loss	(641,848)	(782,471)
Other Income (Expense)	54,035	(115,353)

Loss Before Income Tax	(587,813)	(897,824)
Income Tax Expense	(141,131)	(203,741)
Minority Expense	—	535

Net Loss	$(728,944)	$(1,101,030)

Revenue

	Six Months Ended June 30,
	2006	2005	Change $	Change %
Revenue:
Product sales	$2,762,871	$3,608,039	$(845,168)	(23.4)%
Professional services	2,370,890	2,201,889	169,001	7.7

Total	$5,133,761	$5,809,928	$(676,167)	(11.6)%

For the six months ended June 30, 2005, we had a particularly large one-time sale. As a result, the product sales revenue in that period was unusually high. Management intends to continue its efforts to increase revenues in all areas; however, we do not expect to achieve the level of product sales in 2005 for the remainder of 2006.

We attribute the increase in professional services revenue to an increase in our marketing efforts in New Zealand and the other Pacific Island Nations and emphasis on this higher margin source of revenue.

Cost of Revenue. Cost of revenue for the six months ended June 30, 2005 and 2006 was $3,407,169 and $2,343,860, respectively. Cost of revenue was significantly higher in the six months ended June 30, 2005, as a result of the one-time large transaction. Cost of revenue as a percentage of revenue for the six months ended June 30, 2005 and 2006 were approximately 58.6% and 45.7%, respectively. We expect that changes made to our business in Fiji will reduce this percentage further in 2007.

Operating Expenses

	Six Months Ended June 30,
	2006	2005	Change $	Change %
Operating Expenses:
Network operations	$183,879	$201,615	$(17,736)	(8.8)%
Sales and marketing	218,160	310,579	(92,419)	(29.8)
Maintenance and support	1,031,527	998,181	33,346	3.3
General and administrative	1,466,338	1,440,038	26,300	1.8
Depreciation	170,932	234,817	(63,885)	(27.2)
Amortization	360,913	—	360,913	N/A

Total	$3,431,749	$3,185,230	$246,519	7.7%

For the six months ended June 30, 2006, operating expenses in connection with our Fiji operations increased by 7.7%, entirely as a result of increases in amortization expense due to the amortization of intangibles acquired in our purchase of Datec in February 2006. Sales and marketing expenses decreased as a result of staff reductions in our Fiji and New Zealand operations. Maintenance and support expenses increased slightly as a result of our expansion into more Pacific Island territories.

Interest Expense. During the six months ended June 30, 2006, interest expense decreased $57,570, or 38.3%, compared to the three and six months ended June 30, 2005. We attribute this decrease to reduced debt outstanding in 2006.

Net Loss. During the six months ended June 30, 2006, our net loss decreased $372,086, or 33.8%, compared to the six months ended June 30, 2005. We attribute this decrease to the decrease in general expenses offset by the increase in amortization expense.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue per employee	$13,840	$10,292	$28,985	$31,923
Stable revenue	77%	67%	68%	55%
Total PC revenue	$497,775	$336,907	$785,150	$666,236
Total server revenue	$115,830	$199,494	$664,063	$270,986
Total PC & server revenue as a percentage of total product revenue	50%	77%	52%	26%

For the six months ended June 30, 2006, revenue per employee decreased $2,938, or 9.2%, compared to the six months ended June 30, 2005. We attribute this decrease to a decrease in product sales of $848,619, or 23.5%, despite an increase in professional services of $169,001, or 7.7%. Staff numbers decreased by five people, or 2.7%, from 182 at June 30, 2005 to 177 at June 30, 2006. For the three months ended June 30, 2006, revenue per employee increased by $3,548, or 34.5%, as compared to the same period in 2005.

Stable revenue increased from 55.0% for the six months ended June 30, 2005 to 68% for the six months ended June 30, 2006. We attribute this increase to the increase in professional services revenue. We would like to see a higher percentage of stable revenue as we have seen in Papua New Guinea. The lower stable revenue percentage suggests that we are not fully capitalizing on sale opportunities for peripherals, such as consumables and service contracts.

For the six months ended June 30, 2006, PC (including Laptop) revenue increased $118,914, or 17.9%, compared to the six months ended June 30, 2005. We attribute this increase in revenue to our operating subsidiaries in Samoa being the successful bidder on several requests for proposals in 2006. Despite the increase in PC sales, product sales overall declined. The high increase in revenue compared to the low increase in quantities sold is the result of several high end server sales in 2006.

For the six months ended June 30, 2006, server revenue increased significantly by $393,077, or 145.0%, compared to the six months ended June 30, 2005. Total server revenue increased for the three months ended June 30, 2006, by $421,620, or 58.2%. The total number of units sold during the three months ended June 30, 2006 increased from 27 to 15, or 44%. The total number of units sold during the six months ended June 30, 2006 increased from 11 to 15, or 36%. Sales of servers are generally accompanied by sales of maintenance contracts which generate higher margins.

For the six months ended June 30, 2006, PC and server revenue as a percentage of total product sales increased to 52%, from 26%, for the same period in 2005. This trend confirms that sales growth of other peripheral products is decreasing which is a negative trend. We intend to increase our efforts in increasing sales of higher margin products and services.

Our operations in Fiji and the other Pacific Island Nations (particularly Fiji) have underperformed for the past two years resulting in losses from operations. In part, this results from the fact that, in Fiji, we operate in an increasingly competitive, low margin environment for peripheral equipment. We also spent significant resources on several failed strategic initiatives. Moreover, in prior periods, we were forced to incur an inventory write-down when certain inventory became obsolete. Finally, when several new competitors entered the market, management did not respond quickly by taking steps such as reducing our overall cost structure when there was increasing pressure on profit margins. Management is taking steps to address the issues that contributed to the significant losses on our operations in Fiji and other Pacific Island Nations. We expect that the results of these changes will not be reflected in our results of operations until the first or second quarter of 2007.

Over the past 20 years, Fiji has been the subject of considerable political tension between ethnic Fijian’s who make up about 50% of the population and ethnic Indians who make up around 44%. In December 2006, Fiji’s military commander seized control of the country, marking the fourth coup in two decades. The military takeover adds to the concerns about political instability in Fiji and the other Pacific Island Nations. These concerns may affect travel in Fiji and other Pacific Island Nations, currency exchange rates and the overall economic climate. Management notes that the political unrest has existed in Fiji for over 20 years and does not believe that the most recent events will have a negative impact on business. However, at this time, it is not possible to predict the outcome of this situation and the effect, if any, this will have on our business.

Results of Operations, North America, including The Caribbean

Our primary assets within this segment are personal communication services licenses. We hold our FCC licenses in Bloomington, Illinois, and the U.S. Virgin Islands for sale. On October 20, 2006, we signed an agreement for the sale of the wireless telecommunications license for Bloomington, Illinois. The sale price is $2,750,000 payable in cash upon closing. Closing of the transaction is subject to, among other things, FCC approval. If FCC approval is obtained and all other conditions to closing are satisfied, management anticipates that this transaction will be consummated in the first quarter of 2007. Moreover, we have received a written non-binding offer in connection with the sale of the U.S. Virgin Islands license. We are currently in the preliminary stages of negotiating the terms of the proposed sale and cannot, at this time, predict whether these discussions with result in a formal written offer or agreement for the sale of the license or the price and terms of such sale. If the license is not sold, management intends to continue to hold the license for sale while at the same time evaluating commercial opportunities in this market.

Financial Performance

The following table sets forth certain financial data for our North American operations for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	$—	$—	$—	$—
Costs and Expenses	917,462	1,534,246	1,639,716	2,061,409

Operating Loss	(917,462)	(1,534,246)	(1,639,716)	(2,061,409)
Interest Expense	(38,777)	(230,050)	(180,271)	(456,672)

Loss from Continuing Operations	(956,239)	(1,764,296)	(1,819,987)	(2,518,081)
Income (Loss) from Discontinued Operations	15,550	(97,615)	(6,846)	(7,624,757)

Net Loss	$(940,689)	$(1,861,911)	$(1,826,833)	$(10,142,838)

General and Administrative Expenses. For the six months ended June 30, 2006, costs and expenses decreased by $421,693. The decrease results from significant decreases in general and administrative expenses as a result of efforts to control expenses after the completion of our acquisitions of Datec and AST.

Discontinued Operations. For the six months June 30, 2006, the loss from discontinued operations decreased significantly. This was due to the efforts of management to reduce overhead expenses with respect to certain of our unsuccessful operations.

Net Loss. Our net loss for the six months ended June 30, 2006, decreased significantly as compared to our net loss for the six months ended June 30, 2005. This is attributable to our complete change in business focus.

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from operations and cash from external financing arrangements.

Operating Activities. Cash used in operating activities increased by $1,587,737 to $1,255,013 during the six months ended June 30, 2006, compared to $332,724 of cash provided by operating activities during the six months ended June 30, 2005. This increase was attributed to losses associated with our acquisition of Datec in February of 2006.

Investing Activities. During the six months ended June 30, 2006, cash used in investing activities was $1,257,153 as compared to cash used in investing activities of $1,741,390 in the six months June 30, 2005. This decrease is attributed to the reduced purchases of property and equipment in 2006 as compared to the same period in 2005 and to cash acquired with our acquisition of Datec in February of 2006.

Financing Activities. During the six months ended June 30, 2006, cash provided by financing activities increased by $1,555,499 to $2,565,607 as compared to $1,010,108 provided by financing activities in the six months ended June 30, 2005. Cash provided by financing activities came from a related party and was used to fund operations as well as meet long-term debt and capital lease obligations. For the six months ended June 30, 2006, we did not redeem membership interests, as compared to a redemption in the amount of $1,739,367 in the same period for 2005. During this same period, we also decreased borrowings under our line of credit by $1,235,837.

As of June 30, 2006, we had a working capital deficiency of $6,059,906 and for the six months ended June 30, 2006, we incurred a net loss of $2,910,072. However, we have taken steps to address these issues. First, during January 2006, as part of our acquisition of the operating subsidiaries of Datec and the acquisition of AST, $13,357,886 (representing principal and accrued interest) was contributed to equity by Stanford.

In addition, on February 10, 2006, we entered into a Note Purchase Agreement with Stanford pursuant to which Stanford agreed to provide up to $2,300,000 to us for working capital purposes. This agreement was amended on July 24, 2006 to increase the borrowing limit to $3,300,000. The note bears interest at the rate of 8% per annum. The principal amount, plus all accrued and unpaid interest, is due on December 31, 2007. As of October 2, 2006, the entire amount of $3,300,000 and been drawn down and was outstanding. Interest payments are payable quarterly commencing April 1, 2006. The Company has not made the payments required under the Note Purchase Agreement. However, by letter dated October 30, 2006, Stanford granted a waiver of the default from April 1, 2006 to December 31, 2006.

On October 30, 2006, we entered into a Loan Agreement with ANZ Finance American Samoa, Inc. and ANZ Amerika Samoa Bank (jointly, “ANZ”), pursuant to which ANZ has committed to provide financing of up to an additional $5,800,000. Of this amount, $800,000 is in the form of a term loan and $5,000,000 is in the form of a revolving loan. The term loan bears interest at the rate of 1.25% above the Prime Rate, or the base rate on corporate loans posted by at least 75% of the United States’ 30 largest banks, commonly known as the U.S. Prime Rate of Interest as published from time to time in the Wall Street Journal. The revolving loan bears interest at the rate of 1.0% above the Prime Rate. The revolving loan is due on October 30, 2007 and the term loan is due on October 30, 2015. As of October 31, 2006, the amount of $800,000 was outstanding under the term loan and $3,400,000 was outstanding under the revolving loan. The proceeds from this loan were used to pay off a $1,925,000 bank loan on November 1, 2006.

Moreover, on May 23, 2006, we received our designation as an eligible telecommunications carrier, or ETC designation. Since we have this designation and because we provide service in rural areas, we anticipate that we may be entitled to receive up to $13.13 per subscriber per month. Based on our 15,000 average number of subscribers in the American Samoa as of June 30, 2006, we should receive an additional $2,350,000 in revenues per year without incurring any substantial additional cost. We began to receive payments in November 2006 and expect to continue to receive payments monthly thereafter.

Despite the steps we have taken to improve our operating results, we estimate that we will require approximately $1,800,000 in additional working capital to bring Fiji and the other Pacific Island Nations to profitability. We believe that the cash available from our financing arrangements with Stanford and our line of credit with ANZ, along with the additional revenue from our ETC destination, is sufficient to fund this requirement of $1,800,000. We will also need additional funds if we want to expand our business or to seek out additional development opportunities. We have not identified any specific opportunities and cannot estimate how much this would cost. There can be no assurance that these additional funds will be available on terms that are acceptable to us. If the funds are not available from external sources, we will not be able to expand our business or to seek out additional development opportunities.

Our ability to meet our debt and working capital obligations will depend upon the future performance of our operating subsidiaries which will be affected by many factors, some of which are beyond our control. We believe that existing cash flow from operations, as well as additional cash flow to be generated as we continue our plans to improve operating efficiencies, will be sufficient to fund existing operations, as well as the increased costs associated with being a public reporting company. For purposes of expanding our network presence and operations and pursuing development opportunities, we contemplate utilizing external sources of financing. Specifically, we will use the amounts available under the Loan Agreement with ANZ as well as any proceeds received from the sale of our wireless telecommunications licenses in Bloomington, Illinois, and the U.S. Virgin Islands. We plan to use the proceeds from the ANZ credit facility and the sale of our FCC licenses to expand our network presence and operations and pursue development opportunities. Moreover, we intend to pursue other sources of external financing. To the extent we do not sell one or both licenses and do not obtain other external sources of financing, we will not pursue these opportunities. Instead, we will continue to focus on improving the efficiency of our existing operations.

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

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, we concluded that as of June 30, 2006, our disclosure controls and procedures are not effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 6, 2006, an action was commenced against us in the sixth Judicial Circuit Court in Pasco County, Florida by Cornerstone Businesses, Inc. In a complaint related to a subcontractor agreement between Cornerstone Businesses, Inc. and Midwest Cable Communications of Arkansas, Inc. Cornerstone Business, Inc. seeks relief based upon claims of breach of contract, tortuous interference with a contractual right, tortuous interference with a business relationship and fraud and negligent misrepresentation. The complaint seeks unspecified monetary damages, including pre-judgment. It is not possible at this time to predict the outcome of the legal matter and what effects, if any, it would have on our company.

From time to time, we are involved in various other legal matters. At June 30, 2006, management does not believe that any pending matters (except as disclosed above) are material.

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

We have a working capital deficiency.

As of June 30, 2006, we had a working capital deficiency of $6,059,906 and incurred a net loss of $2,910,072 for the six months ended June 30, 2006. As part of our acquisition of the operating subsidiaries of Datec and the acquisition of AST, $13,357,886 (representing principal and accrued interest) was contributed to equity by SVCH and its affiliate during January 2006. Additionally, during February 2006, we were able to secure a debt facility in the amount of $2,300,000 (increased to $3,300,000 on July 24, 2006) for working capital from an affiliate of our majority stockholder. We also obtained a $5,800,000 financing facility from ANZ Finance America Samoa, Inc. and ANZ America Samoa Bank (jointly “ANZ”). We have also reduced our administrative overhead expenses where necessary and feasible as part of the sale of discontinued operations. Management believes that, with the closing of these acquisitions, the rationalization of expenses and the additional working capital from ANZ, we will begin to generate positive cash flows from operations and minimize our working capital deficiency. There can be no assurance that the plans and actions proposed by management will be successful; in which case, we may have to secure additional funding sources in the future.

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

We derive a significant portion of our managed services revenues and data delivery revenues from two clients. A reduction in either of these clients’ demands for our services or the loss of either client would likely result in a significant decline in gross profits.

During the year ended December 31, 2005, and the six months ended June 30, 2006, Datec, an IBM authorized re-seller, derived approximately $2,678,429, or 27.6%, and $1,262,530, or 26.3%, respectively, of its managed services revenues from our customer IBM Global Services Australia, our referral source. Unless renewed, this agreement expires in January 2007. Moreover, IBM may terminate our agreement under various scenarios including, but not limited to, if we were to materially breach the agreement, become insolvent or fail to provide a minimum level of service (as described in the agreement). This revenue is not material as a percentage of total revenue. However, because we derive a large percentage of our managed services revenues from a single customer, our managed services revenues would significantly decline if we lost this customer or if the amount of business we obtain from this customer were reduced. Since most of the gross profit of the Datec operating subsidiaries is derived from the managed services business, this customer is important to our Datec operating subsidiaries.

During the year ended December 31, 2005, and the six months ended June 30, 2006, our operations in Papua New Guinea derived approximately $970,569, or 20.3%, and $647,055, or 24.1%, respectively, of their data delivery revenues from Bank of South Pacific Limited (“BSP”). This revenue is not material as a percentage of total revenue. However, because we derive a large percentage of our data delivery revenues from a single customer, our data delivery revenues would significantly decline if we lost this customer or if the amount of business we obtain from this customer is reduced. Since most of the gross profit of the Papua New Guinea operations is derived from the data delivery business, this customer is important to our Papua New Guinea operations. BSP may terminate our agreement under various scenarios including, but not limited to, if we were to materially breach the agreement, become insolvent or have a change in control. BSP may also terminate the agreement for no reason on six months notice.

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

Over the past 20 years, Fiji has been the subject of considerable political tension between ethnic Fijian’s who make up about 50% of the population and ethnic Indians who make up around 44%. In December 2006, Fiji’s military commander seized control of the country, marking the fourth coup in two decades. The military takeover adds to the concerns about political instability in Fiji and the other Pacific Island Nations. These concerns may affect travel in Fiji and the other Pacific Island Nations, currency exchange rates and the overall economic climate. Management notes that the political unrest has existed in Fiji for over 20 years and does not believe that the most recent events will have a negative impact on business. However, no assurance can be given that these recent events and any subsequent developments will not have a negative impact on our business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

During May 2006, we issued 24,000 shares of common stock to various members of the Board of Directors. The shares were issued as compensation for services rendered to us in 2006. These shares were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Pursuant to a Note Purchase Agreement, we obtained a secured loan from an affiliate of our major stockholders. As of June 30, 2006, a total of $2,200,000 was outstanding. Interest only payments were due quarterly commencing on April 1, 2006. We did not make the payments due on April 1, 2006, July 1, 2006 and October 1, 2006. This constituted an event of default under the Note Purchase Agreement. However, by letter dated October 30, 2006, the lender granted a waiver of the default for the period from April 1, 2006 to December 31, 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a)under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELANDIA, INC.

Date: December 29, 2006	By:	/s/ Harry G. Hobbs
Harry G. Hobbs
Chief Executive Officer

Date: December 29, 2006	By:	/s/ Harley L. Rollins
Harley L. Rollins
Chief Financial Officer

Exhibit Index

Exhibit No.	Description
10.1	License Agreement between Tower Top Investments, Inc. and the Company, dated April 1, 2006.[1]

10.2	License Agreement between Tower Top Investments, Inc. and the Company, dated April 1, 2006.[2]

10.3	License Agreement between Tower Top Investments, Inc. and the Company, dated April 1, 2006.[3]

10.4	License Agreement between Tower Top Investments, Inc. and the Company, dated April 1, 2006.[4]

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a)under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[1]	Previously filed as Exhibit 10.32 of the Company’s Form 10/A filed on August 25, 2006.
[2]	Previously filed as Exhibit 10.33 of the Company’s Form 10/A filed on August 25, 2006.
[3]	Previously filed as Exhibit 10.34 of the Company’s Form 10/A filed on August 25, 2006.
[4]	Previously filed as Exhibit 10.35 of the Company’s Form 10/A filed on August 25, 2006.