Form 10-Q
period 2006-09-30
ELANDIA, INC.
filed 2007-01-22
CIK 1352819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant has filed all documents and reports to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☒

As of December 31, 2006, the registrant had 13,060,314 shares of common stock, $.00001 par value per share, outstanding.

ELANDIA, INC. AND SUBSIDIARIES

i

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELANDIA, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(Unaudited)	(Note 3)
ASSETS
Current Assets
Cash	$400,631	$322,024
Accounts Receivable, Net	6,207,953	271,973
Inventories	4,342,166	281,602
Assets from Discontinued Operations	—	452,131
Prepaid Expenses	952,252	—
Other Current Assets	105,970	252,680
Deferred Tax Asset – Current Portion	182,285	—

Total Current Assets	12,191,257	1,580,410
Property, Plant and Equipment, Net	8,785,228	5,784,190
Acquisition Costs – Datec	—	896,459
Deferred Tax Asset	765,318	—
Wireless Licenses	600,000	—
Wireless Licenses – Held for Sale	988,239	823,239
Customer Lists, Net	3,779,077	—
Contract Rights, Net	5,014,346	—
Goodwill	10,467,754	—

Total Assets	$42,591,219	$9,084,298

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities
Accounts Payable (including bank overdraft of $477,316 at September 30, 2006)	$5,743,636	$1,503,846
Accrued Expenses	5,041,068	1,014,872
Current Portion of Long-Term Debt	63,454	56,700
Line of Credit	1,925,000	1,440,667
Capital Lease Obligations	39,880	—
Income Taxes Payable	2,114,506	—
Advances from Related Party	92,760	—
Deferred Revenue	847,641	—
Deferred Gain on Sale Leaseback – Related Party	336,716	—
Liabilities from Discontinued Operations	1,331,614	1,370,428

Total Current Liabilities	17,536,275	5,386,513
Long-Term Liabilities
Long-Term Debt and Capital Lease Obligations (including $3,200,000 related party debt at September 30, 2006)	4,070,984	760,120
Secured Revolver Note-Related Party	—	2,500,000
Promissory Note – Related Party	—	300,000
Revolver Facility – Related Party	—	8,500,000
Accrued Interest – Related Party	—	1,934,663
Deferred Tax Liability	46,766	—
Deferred Gain on Sale Leaseback, Net of Current Portion – Related Party	700,950	—
Other Liabilities	502,771	—

Total Long-Term Liabilities	$5,321,471	$13,994,783

Total Liabilities	$22,857,746	$19,381,296

Commitments and Contingencies

Minority Interest	$940,186	$1,038,591

Stockholders’ Equity (Deficiency)
Common Stock, $.00001 par value; 50,000,000 shares authorized; 13,114,315 and 7,464,470 shares issued and 13,060,314 and 7,464,470 shares outstanding at September 30, 2006 and December 31, 2005, respectively	130	74
Additional Paid-In Capital	41,562,041	7,242,917
Accumulated Deficit	(22,999,086)	(18,578,580)
Foreign Currency Translation Adjustment	230,202	—

Total Stockholders’ Equity (Deficiency)	18,793,287	(11,335,589)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$42,591,219	$9,084,298

The accompanying notes are an integral part of these consolidated condensed financial statements.

ELANDIA, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Note 3)
REVENUE (includes $7,725,202 and $20,089,290 for the three and nine months ended September 30, 2006, respectively, from a subsidiary in which the company owns a 50% interest) (See Note 3.)	$13,008,220	$1,961,255	$33,343,048	$5,828,711

COSTS AND EXPENSES
Cost of Revenue	7,162,831	871,612	17,707,915	2,345,135
Operating Expenses	2,462,049	258,890	6,344,284	780,357
General and Administrative Expenses	3,118,076	1,045,866	8,795,029	3,728,438
Depreciation and Amortization	643,565	61,293	1,724,122	352,912
Amortization – Intangible Assets	619,742	—	1,652,646	—

Total Costs and Expenses	14,006,263	2,237,661	36,223,996	7,206,842

OPERATING LOSS	(998,043)	(276,406)	(2,880,948)	(1,378,131)
OTHER (EXPENSE) INCOME
Interest Expense	(146,445)	(860,758)	(517,772)	(1,321,010)
Other	(44,528)	—	(41,949)	—
Gain on Sale – Leaseback	84,179	—	224,476	—
Foreign Exchange Gain	118,941	—	450,136	—

Total Other Income (Expense)	12,147	(860,758)	114,891	(1,321,010)
NET LOSS BEFORE INCOME TAX	(985,896)	(1,137,164)	(2,766,057)	(2,699,141)
Income Tax Expense	(232,900)	—	(803,757)	—
Minority Interest in Net Profit After Tax	(291,505)	—	(843,713)	—

LOSS FROM CONTINUING OPERATIONS	(1,510,301)	(1,137,164)	(4,413,527)	(2,699,141)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(133)	104,857	(6,979)	(7,519,900)

NET LOSS	$(1,510,434)	$(1,032,307)	$(4,420,506)	$(10,219,041)

Basic and Diluted Loss from Continuing Operations per Common Share	$(.12)	$(.15)	$(.36)	$(.36)
Basic and Diluted Loss from Discontinued Operations per Common Share	0.00	(.01)	0.00	(1.01)

Basic and Diluted Net Loss per Common Share	(.12)	(.14)	(.36)	(1.37)

Weighted Average Number of Shares Outstanding, Basic and Diluted	13,060,314	7,464,470	12,417,064	7,464,470
OTHER COMPREHENSIVE LOSS, NET OF TAX
Net Loss	$(1,510,434)	$(1,032,307)	$(4,420,506)	$(10,219,041)
Foreign Currency Translation Adjustment	79,989	—	230,202	—

Comprehensive Loss	$(1,430,445)	$(1,032,307)	$(4,190,304)	$(10,219,041

The accompanying notes are an integral part of these consolidated condensed financial statements.

ELANDIA, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Equity	Total Stockholders’ (Deficiency) Equity
	Shares	Amount
BALANCES—December 31, 2005	*4,725,462	$47	$5,314,134	$(18,578,580)	$—	$(13,264,399)
Exchange of common stock with SVCH to effect common control merger of AST	2,739,008	27	1,928,783	—	—	1,928,810

Restated balances at December 31, 2005 reflecting common control merger	7,464,470	$74	$7,242,917	$(18,578,580)	$—	(11,335,589)
Contribution of debt to capital from SVCH	—	—	13,357,886	—	—	13,357,886
Issuance of common stock for acquisition of the minority interest in AST	1,486,718	15	5,541,593	—	—	5,541,608
Issuance of common stock for acquisition of Datec’s subsidiaries	4,085,126	41	15,320,210	—	—	15,320,251
Issuance of common stock to directors for services	24,000	—	100,000	—	—	100,000
Repurchases of common stock**	—	—	(565)	—	—	(565)
Foreign currency translation adjustment	—	—	—	—	230,202	230,202
Net loss for the nine months ended	—	—	—	(4,420,506)	—	(4,420,506)

BALANCES- September 30, 2006	13,060,314	$130	$41,562,041	$(22,999,086)	$230,202	$18,793,287

*	Adjusted for rounding difference as a result of reverse split
**	Represents the repurchase of 303,750 shares of common stock at par value pursuant to a Stock Purchase Agreement entered into in 2004.

The accompanying notes are an integral part of these consolidated condensed financial statements.

ELANDIA, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
	(Note 3)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(4,420,506)	$(10,219,041)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	1,724,122	352,912
Amortization	1,652,646	—
Non-cash stock compensation	100,000	1,065,587
Minority interest	843,713	—
Loss on machinery and equipment impairment	—	1,799,915
Reorganization value impairment charge	—	4,631,022
Bad debt expense (recovery)	(56,992)	47,042
Foreign currency exchange gain	(450,136)	—
Gain on sales leaseback	(224,476)	—
Changes in Operating Assets and Liabilities:
Accounts receivable	1,537,909	229,357
Assets from discontinued operations	452,131	4,412,923
Liabilities from discontinued operations	(38,814)	(957,395)
Accounts payable	(7,511,362)	(160,946)
Accrued expenses	4,266,744	—
Income taxes payable	362,128	—
Inventories	(735,624)	(254,090)
Other current assets	413,048	(176,548)
Other liabilities	—	—
Prepaid expenses	(53,803)	—
Deferred revenue	321,072	—

TOTAL ADJUSTMENTS	2,602,306	10,989,779

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,818,200)	770,738

CASH FLOWS FROM INVESTING ACTIVITIES	—	—
Cash acquired in business acquisition	252,153	—
Acquisition cost incurred – Datec	(504,544)	(646,600)
Acquisition of wireless licenses	(165,000)	—
Proceeds from sale of equipment	—	1,032,840
Purchases of property and equipment	(1,104,014)	(2,471,900)

NET CASH (USED IN) INVESTING ACTIVITIES	(1,521,405)	(2,085,660)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	92,760	—
Dividends paid to minority interest	(695,478)	—
Member distributions/redemptions	—	(1,739,367)
Proceeds from revolver facility, related party	3,200,000	1,200,000
Proceeds from line of credit	484,333	1,721,662
Principal payments of long-term debt	(128,580)	(605,129)
Proceeds from other long-term debt	467,527	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,420,562	577,166

Effect of exchange rate changes on cash and cash equivalents	(2,350)	—

NET INCREASE (DECREASE) IN CASH	$78,607	$(737,756)
CASH – Beginning	322,024	831,817

CASH – Ending	$400,631	$94,061

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid During the Periods for:
Interest	$258,980	$39,647

Taxes	$63,228	$810

Acquisition of Operating Subsidiaries of Datec Group, Ltd. (See Note 3 – Principles of Consolidation):
Cash acquired in acquisition	$252,153	—
Accounts receivable	7,416,900	—
Prepaid expenses and other current assets	1,164,786	—
Inventory	3,324,940	—
Current liabilities	(12,628,687)	—
Taxes payable	(1,752,278)	—
Long-term liabilities	(1,645,411)	—
Minority interest	(805,937)	—
Goodwill recognized in business acquisition	7,357,814	—
Intangible assets recognized with business acquisition	8,187,344	—
Other assets	823,628	—
Property, plant and equipment	3,624,999	—

Total non-cash consideration	$15,320,251	$—

Acquisition of Minority Interest in AST:		—
Wireless licenses	$600,000	$—
Customer rights	1,176,875	—
Contract rights	1,081,850	—
Goodwill	1,641,227	—
Other assets	1,041,656	—

Total non-cash consideration	$5,541,608	$—

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

NOTE 2 - Management Plans

As of September 30, 2006, the Company had a working capital deficiency of $5,345,018 and incurred a net loss of $4,420,506 for the nine months ended September 30, 2006. As part of the Company’s acquisition of the operating subsidiaries of Datec and the acquisition of AST (See Note 5), $13,357,886 (representing principal and accrued interest) comprised of the Company’s Secured Revolver Note, Promissory Note and Revolver Facility were contributed to equity by SVCH and its affiliate during January 2006 (See Note 9). Additionally, during February 2006, the Company was able to secure a debt facility in the amount of $2,300,000 (increased to $3,300,000 on July 24, 2006) for working capital from an affiliate of its majority stockholder. The Company also obtained a $5,800,000 financing facility from ANZ Finance America Samoa, Inc. and ANZ America Samoa Bank (jointly “ANZ”) (See Note 15). The Company has also reduced its administrative overhead expenses where necessary and feasible as part of the sale of discontinued operations. Management believes that, with the closing of its acquisitions, the rationalization of expenses and the additional working capital provided by ANZ, the Company will begin to generate positive cash flows from operations and minimize its working capital deficiency. There can be no assurance that the plans and actions proposed by management will be successful and the Company may have to secure additional funding sources in the future.

NOTE 3 - Significant Accounting Policies

Basis of Presentation

The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

Elandia’s on-going operations are conducted through its subsidiaries as follows:

Name of Entity	Percentage Ownership by Elandia, Inc.

AST Telecom, LLC	100%
Roughwaters, LLC	100%
Elandia Technologies, Inc. (“Technologies”)	100%
Midwest Cable Communications of Arkansas, Inc.	100%
Blue Sky Samoa Limited	100%
Elandia South Pacific Holdings, Inc.	100%
Elandia Datec Acquisition Ltd	100%
Elandia Management, Inc.	100%
Centra/Elandia, LLC	100%
Datec Pacific Holdings, Ltd.	100%
Brocker New Zealand Limited	100%
Brocker Financial Limited	100%
Brocker Application Developments Limited	100%
Datec Investments Limited	100%
Datec Queensland (Pty) Limited	100%
Datec Tuvalu Limited	100%
Datec Tonga Limited	100%
Datec Samoa Limited	100%
Datec Vanuatu Limited	100%
Datec Solomon Islands Limited	100%
Datec PNG Pty Limited	50%
Datec Fiji Limited	100%
Datec Australia (Pty) Limited	100%
Fiji Shop Limited	51%
Generic Technology Group Limited	100%
Industrial Communication Services Limited	100%
Kepra Software (Pty) Limited	100%
Mobile Technology Solutions Limited	100%
Pacific Software Limited	100%
PC Pacific Limited	100%
Network Services Limited	100%
Pritech Limited	100%
Sealcorp Telecommunications Limited	100%
Tech Support Limited	100%
Telecom Pacific Limited	100%

The consolidated condensed financial statements include the accounts of Elandia and its subsidiaries listed above (collectively, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

The Company’s consolidated condensed financial statements include the operations of Datec from February 1, 2006 since Datec’s acquisition was accounted for under the purchase method of accounting. AST effectively became under common control on September 14, 2004, at which time SVCH was a majority stockholder of Elandia and was a majority member of AST. The acquisition of AST is accounted for as a common control merger (similar to a pooling of interest). Accordingly, AST’s operations are included in its entirety for the three and nine months ended September 30, 2006 and 2005. Additionally, the balance sheet at December 31, 2005, includes Elandia and AST due to the common control merger.

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

The following is a summary of certain financial data for Datec Papua as of September 30, 2006, and from February 1, 2006 (effective date of acquisition) to September 30, 2006:

Revenues	$20,089,290
Net income (after tax and minority interest)	$58,085
Total assets	$18,242,401
Total liabilities	$7,296,829

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

Cash and Cash Equivalents

All highly liquid investments with a maturity of 90 days or less when purchased are considered to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. The Company has cash balances in banks in excess of the maximum amount insured by the FDIC. At September 30, 2006, the uninsured amount is approximately $400,631, which includes cash held in foreign countries.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivables are stated at the outstanding principal balance, net of allowance for doubtful accounts. Allowances for doubtful accounts are estimated based on the current aging of accounts receivable, prior collection experience and future expectations of conditions that might impact recoverability. The allowance for doubtful accounts amounted to $1,074,945 at September 30, 2006, and $113,000 at December 31, 2005.

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

Advertising Costs

Advertising costs are expensed as they are incurred and are included in general and administrative expenses. Advertising costs for the three months ended September 30, 2006 and 2005 were approximately $87,480 and $61,307, respectively. Advertising costs for the nine months ended September 30, 2006 and 2005 were approximately $296,389 and $119,415, respectively.

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

Wireless Licenses

Wireless licenses consist of (i) the original costs to acquire the PCS wireless licenses during 2004 in Bloomington, Illinois, and the U.S. Virgin Islands, (ii) the wireless license acquired during January 2006 in connection with the AST acquisition, and (iii) the long term maintenance costs necessary to maintain the licenses active. The costs to acquire the wireless licenses as well as the legal and other non-equipment related costs necessary to activate the wireless licenses are capitalized. The Company has determined that its PCS wireless licenses meet the definition of indefinite-lived intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets,” and, accordingly, the licenses will not be amortized to expense but, rather, reviewed for impairment on an annual basis. As of September 30, 2006, the Company has classified $988,239 representing the two licenses which are held for sale. (See Note 15a)

Fair Values

The Company has determined the estimated fair value amounts presented in these consolidated condensed financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in these consolidated condensed financial statements are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The Company has based these fair value estimates on pertinent information available to it as of September 30, 2006. As of September 30, 2006, the carrying value of all financial instruments approximates fair value.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the “liability method” of accounting for income taxes. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and income tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is required if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. For United States income tax purposes, management concluded a full valuation allowance was appropriate at September 30, 2006 due to operating losses incurred. Current income taxes are based on the respective periods’ taxable income for federal and state income tax reporting purposes.

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

At September 30, 2006, the Company had net operating loss carryforwards for United States income tax purposes of approximately $8,900,000 which expire through 2025 and foreign net operating loss carryforwards of approximately $5,700,000. In addition, the Company had U.S. and foreign timing differences of approximately $2,780,000. A portion of the U.S. losses may be subject to the separate return limitation year rules governed by Internal Revenue Code Section 1503.

The following is a summary of the Company’s deferred income tax assets and liabilities at September 30, 2006 and December 31, 2005 computed by applying 34% effective tax rate to the total net operating losses and timing differences:

	September 30, 2006	December 31, 2005
Net operating loss carryforwards	$4,979,462	$7,400,000
Accrued expenses and other	947,603	733,000

	5,927,065	8,133,000
Less valuation allowance	(4,979,462)	(8,133,000)

Net deferred income tax asset	$947,603	$—

Deferred tax liabilities:
Property, plant and equipment due to differences in depreciation	$46,766	$—

Stock-Based Compensation Plans

The Company had adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, which amended SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provided alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, which was originally provided under SFAS No. 123. The Statement also improved the timeliness of disclosures by requiring the information be included in interim, as well as annual, financial statements. SFAS No. 123 encouraged, but did not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Accordingly, compensation cost for stock options was measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company did not grant any stock options as of September 30, 2006.

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

Upon the adoption of SFAS No. 123(R), the Company used the modified prospective transition method. The accompanying consolidated condensed statement of operations for the three and nine months ended September 30, 2006 reflect no impact of the adoption of SFAS No. 123(R), since the Company did not have any unvested options at December 31, 2005, nor were there any grants during the nine months ended September 30, 2006.

Loss Per Share

The Company presents both basic and diluted loss from continuing and discontinued operations per share and net loss per share on the face of the statement of operations. As provided by SFAS 128, “Earnings per Share,” basic loss from continuing and discontinued operations and net loss per share is calculated as the loss attributable to common stockholders divided by the weighted average number of shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible preferred stock. As of September 30, 2006, there were no outstanding stock options, warrants or convertible preferred stock instruments to be included in the diluted loss per share computation. However, there were 54,001 shares of unvested common stock not included in either the common shares outstanding or the basic or diluted loss per share calculations since the result would be antidilutive.

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

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Non-Monetary Assets—an Amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 replaces the exception from fair value measurement in APB Opinion No. 29 for non-monetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for all interim periods beginning after June 15, 2005.

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

In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with this Interpretation is a two-step process with the first step being recognition and the second step measurement. Differences between tax positions taken in a tax return and amounts recognized in the financial statement will generally result in one of the following: (a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable; (b) a reduction in a deferred tax asset or an increase in a deferred tax liability. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not yet adopted FIN 48 and, accordingly, made an assessment whether the adoption would have a material impact on its financial condition or results of operations.

Goodwill

Goodwill, which represents the excess of acquisition cost over the fair value of net assets of acquired companies, has not been amortized since the Company adopted SFAS 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. The goodwill balance of each reporting unit, as defined by SFAS 142 is evaluated for potential impairment at the end of the year or when events occur or circumstances change that could cause the balance to be impaired. Reporting units for purposes of this test are identical to our operating segments (grouped by geographical region), which are further discussed in Note 14. The evaluation of impairment involves comparing the current fair value of the reporting unit to the recorded value, including goodwill. In step one, if the carrying value amount of the reporting unit exceeds its fair value, the step two analysis is prepared to compare the implied value of goodwill to its carrying value. We utilize earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples to determine the fair value of the business. Based on the evaluation performed for the quarter ended September 30, 2006, it was determined that the goodwill recorded had not been impaired.

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

The following exchange rates were used in the preparation of the financial statements:

	For the Three Months Ended September 30, 2006 Average Rate	For the Nine Months Ended September 30, 2006 Average Rate	September 30, 2006 End of Period
New Zealand Dollar	0.6449	0.6531	0.6639
Australian Dollar	0.7471	0.7416	0.7509
Fiji Dollar	0.5820	0.5810	0.5870
Papua New Guinea Kina	0.3389	0.3366	0.3477
Vanuatu Vatu	0.0092	0.0092	0.0089
Samoa Tala	0.3707	0.3712	0.3614
Tonga Panga	0.5003	0.5005	0.4893
Solomon Island Dollar	0.1264	0.1262	0.1282

Minority Interest

The minority interest in the Company’s consolidated condensed financial statements represents the allocable portion of the entities which are not 100% owned by Elandia. The change in minority interest is primarily due to the proportionate share of the net income from Datec Papua, less dividends paid.

Minority interest balance at January 1, 2006	$—
Minority interest acquired in connection with Datec acquisition	805,937
Plus: Allocable portion of income from February 1, 2006 to September 30, 2006	842,181
Minus: Dividends paid	(695,478)
Minus: Foreign currency translation adjustment	(12,454)

Minority interest balance at September 30, 2006	$940,186

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

The following is a summary of assets and liabilities from discontinued operations as of September 30, 2006 and December 31, 2005.

Assets From Discontinued Operations:

	September 30, 2006	December 31, 2005
Accounts receivables, net	$—	$63,549
Receivable from sale of machinery and equipment	—	13,750
Insurance receivable	—	374,832

Assets from discontinued operations	$—	$452,131

The current liabilities from discontinued operations are as follows:

	September 30, 2006	December 31, 2005
Payroll taxes payable	$760,341	$754,539
Accounts payable and accrued expenses	561,273	600,889
Notes payable – equipment	10,000	15,000

Total liabilities from discontinued operations	$1,331,614	$1,370,428

The results of discontinued operations were composed of the following for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue	$—	$—	$—	$2,664,319
Cost of revenue	—	—	—	2,685,341
General, selling and administrative	133	(104,857)	6,979	1,067,941
Reorganization value impairment charge	—	—	—	4,631,022
Loss on sale of machinery and equipment	—	—	—	1,799,915

Income (loss) from discontinued operations	$(133)	$104,857	$(6,979)	$(7,519,900)

NOTE 5 – Acquisitions

a. AST Telecom LLC

On July 22, 2005, Elandia entered into an agreement to purchase 100% of the membership interests of AST. AST is headquartered in Pago Pago, American Samoa, and operates under the brand name of Blue Sky Communications. AST is a provider of wireless telephone services in American Samoa via its wireless network. AST was majority owned (approximately 65%) by SVCH. On the effective date of the acquisition, January 31, 2006, Elandia issued a total of 4,225,726 shares of its common stock, of which 2,739,008 shares were issued to SVCH and 1,486,718 shares were issued to AST’s minority interest owners. The acquisition of AST is accounted for as a common control merger (similar to pooling) for the majority membership interest owned by SVCH. Accordingly, the consolidated condensed financial statements include the operations as AST from the beginning of each respective reporting period. The 35% minority interest is recorded at fair value. The total cost of the AST acquisition is estimated at $7,470,418. The Company intends to retain an independent appraiser to complete a valuation of the consideration paid and the minority interest purchase price allocation in accordance with SFAS No. 141. The following table reflects the computation of the purchase price.

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

b. Datec Group, Ltd.

On July 22, 2005, Elandia executed an arrangement agreement with the operating subsidiaries of Datec, a New Brunswick, Canada corporation. Datec was a publicly-traded company on the Toronto Stock Exchange. Datec is a provider of information technology and services in Australia, the Cook Islands, Fiji, New Zealand, Papua New Guinea, Samoa, the Solomon Islands, Tonga, and Vanuatu. In connection with the acquisition of the operating subsidiaries of Datec, the Company issued 4,085,126 shares of common stock, with an estimated fair value of $15,320,251. The Company intends to retain an independent appraiser to complete a valuation of the consideration paid and a purchase price allocation in accordance with SFAS No. 141. In the interim, the Company has made a good faith estimate to allocate the purchase price of Datec. The Company has 12 months from the closing of the acquisition to finalize the formal valuations. As these assumed valuations are finalized they may impact the preliminary values assigned to assets acquired, and liabilities which may be material. Adjustments to the preliminary valuation will be recorded by December 31, 2006.

The acquisition of the Datec subsidiaries was accounted for using the purchase method of accounting. Accordingly, the consolidated condensed financial statements include the operations of Datec from February 1, 2006, the effective date of the acquisition, through September 30, 2006. The allocation of the purchase price includes $1,455,588 for acquisition costs paid in cash. The allocation of the purchase price amounting to $16,775,839 is summarized as follows:

Purchase Price
Total current assets	$12,158,779
Property, plant and equipment	3,624,999
Customer lists	3,000,000
Contract rights	5,187,344
Goodwill	8,826,527
Other	810,503
Current liabilities	(12,628,587)
Taxes payable	(1,752,378)
Long-term liabilities	(1,645,411)
Minority interest	(805,937)

TOTAL	$16,775,839

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

The proforma results are not necessarily indicative of the results that would have occurred had the acquisitions been completed at the beginning of each respective period, or results which may occur in the future.

	Three Months Ended September 30,		Nine Months ended September 30,
	2006	2005	2006	2005
Revenue	$13,008,220	$11,380,140	$36,062,916	$34,602,586
Cost of sales	7,162,831	6,702,598	19,145,764	18,738,078
Operating, selling, general and administrative	5,580,125	5,198,629	16,201,298	15,724,795
Other expenses	512,258	934,717	1,560,120	2,713,604
Depreciation and amortization	1,263,307	1,019,954	3,696,010	3,237,943

Loss from continuing operations	$(1,510,301)	$(2,475,758)	$(4,540,276)	$(5,811,834)

Loss from continuing operations per share	$(0.12)	$(0.19)	$(0.35)	$(0.45)

Average weighted shares outstanding	13,060,314	13,036,314	13,049,765	13,036,314

NOTE 6 – Goodwill

Goodwill movement during the period:
Balance at January 1, 2006	$—
Goodwill resulting from acquisition of Datec and the minority interest of AST	10,467,754
Goodwill impairment	—

Balance at September 30, 2006	$10,467,754

NOTE 7 – Intangible Assets

Intangible assets are shown by major classifications as follows as of September 30, 2006:

	Amount	Useful Life
Customer lists	$4,176,875	7 years
Contract rights	6,269,194	Various

Total	10,446,069
Less: Accumulated amortization	1,652,646

Intangible Assets, net	$8,793,423

For the three months and nine months ended September 30, 2006, amortization expense amounted to $619,742 and $1,652,646, respectively.

Amortization of intangible assets applicable to operations are as follows:

	Customer Lists	Contract Rights	Total
Beginning of the Year	$—	$—	$—
Additions	4,176,875	6,269,194	10,446,069
Amortization	397,798	1,254,848	1,652,646

Net	$3,779,077	$5,014,346	$8,793,423

The amortization of intangible assets will result in the following additional expense by year:

For the Years Ending December 31,	Amount
2006	$619,742
2007	2,478,970
2008	2,478,970
2009	1,262,142
2010	704,983
Thereafter	1,248,616

Total	$8,793,423

NOTE 8 - Property, Plant and Equipment

Property, plant and equipment consists of the following at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
Leasehold improvements	$436,790	$422,066
Building	1,034,361	1,004,507
Furniture and fixtures	1,644,605	339,213
Cellular equipment	937,997	942,168
Data handling equipment	893,647	988,214
Microwave equipment	63,206	63,206
Towers and antennas	250,915	250,915
Office equipment and software	6,434,130	83,014
Switch hardware and software	2,250,529	2,112,332
Vehicles	1,433,671	161,467
Construction in progress	385,458	249,682

Total property, plant and equipment	15,765,309	6,616,784
Less: Accumulated depreciation and amortization	6,980,081	832,594

	$8,785,228	$5,784,190

Depreciation and amortization expenses for the three months ended September 30, 2006 and 2005 were $643,565 and $61,293, respectively. Depreciation and amortization expenses for the nine months ended September 30, 3006 and 2005 were $1,724,122 and $352,912, respectively.

Equipment at September 30, 2006 includes assets (with a cost of $2,547,652 and accumulated depreciation of $1,629,623) which are leased to a third party.

NOTE 9 - Indebtedness

Line of Credit

The Company had a $2,000,000 credit facility from Bank of Hawaii with 90 day renewable terms up to July 2006, which bore a variable interest rate at 0.50% over the bank’s base interest rate (8.75% at September 30, 2006 and 7.25% at December 31, 2005). The Company had the option to pay all principal plus accrued interest at maturity or roll over the loan for another 90 day term. This credit facility was secured by substantially all of the assets of AST. As of September 30, 2006, $1,925,000 of the $2,000,000 total credit facility was outstanding.

This credit line was not repaid on July 1, 2006 and, accordingly, was rolled over to October 1, 2006. On August 22, 2006, the Company received an extension letter from the Bank of Hawaii extending the repayment date to November 1, 2006. On November 1, 2006, the Company paid the entire amount outstanding under this credit facility and, accordingly, the credit facility was closed.

Notes Payable and Capital Lease Obligations

The Company had the following debt obligations outstanding at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
Network Services Limited is obligated under a letter of offer payable in monthly installments including interest of $372 at a rate of 10% due by June 2007.	$3,030	$—
Datec Samoa Limited is obligated under various capital lease agreements with monthly installments of $2,124 including interest at 14.50% per annum. The final payments are due on various dates through October 2008.	30,276	—
Datec Solomons Limited is obligated under a capital lease agreement with monthly installments of $493 including interest at 13.75% per annum. The final payment is due in December 2006.	1,282	—
Datec Fiji Limited is obligated under various capital lease agreements with monthly installments of $8,838 including interest ranging from 8% to 10% per annum. The final payments are due on various dates through June 2008.	165,435	—
Pursuant to a Note Purchase Agreement, the Company secured a loan from an affiliate of its majority stockholder in the amount of $2,300,000 (increased to $3,300,000 on July 24, 2006). Interest payments are due and payable on a quarterly basis commencing on April 1, 2006. The loan bears interest at a rate of 8% and is payable on December 31, 2007 or upon the occurrence of an equity or debt financing in excess of $8,000,000. As of September 30, 2006, the principal outstanding was $3,200,000, whereas accrued interest amounted to $96,709. As of September 30, 2006, the Company had not made the required payments, which constituted an event of default under the Note Purchase Agreement. However, by letter dated October 30, 2006, the lender granted a waiver of the default for the period from April 1, 2006 to December 31, 2006. On December 29, 2006, the Company made the required interest payments	3,200,000	—
AST is obligated under a Promissory Note payable to Bank of Hawaii for $850,000 dated during 2004, but not funded until 2005. Payable in monthly installments of interest only for nine months and then monthly payments of $4,725 plus interest at .50% above the banks base rate, which is 8.75% at September 30, 2006 and 7.25% at December 31, 2005. Final principal payment of approximately $486,000 is due on December 11, 2011.	774,295	816,820

Total notes payable and capital lease obligations	4,174,318	816,820

Less: current portion of long-term debt and capital lease obligations	103,334	56,700

Long-Term Debt and Capital Lease Obligations, net of current portion	$4,070,984	$760,120

Maturities for debt obligations are as follows:

For the Years Ending December 31,	Amount
2006	$103,334
2007	3,381,063
2008	75,442
2009	64,927
2010	58,757
Thereafter	490,795

Total	$4,174,318

The capital lease obligations are collateralized by underlying vehicles and equipment. The promissory note is secured by the Company’s building in American Samoa.

Bank Overdraft Facilities

As of September 30, 2006, the Company had amounts overdrawn with various banks in the amount of $477,316. The amount is included in accounts payable on the consolidated balance sheet.

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

The maximum overdraft available to the Company is $479,300.

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

No forward exchange contracts were entered into during the quarter ended September 30, 2006.

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

For the nine months ended September 30, 2006, the Company was directed approximately 19% of its revenue from products and services supplied by one company for which the Company is deemed to be a preferred vendor.

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

The Company is leasing office and retail facilities under lease agreements that expire at various dates through March 31, 2010. For the three months ended September 30, 2006 and 2005, the rent expense for all leases was $412,855 and $98,717, respectively. For the nine months ended September 30, 2006 and 2005, the rent expense for all leases was $1,023,927 and $278,625, respectively. Future minimum commitments on the above agreements are as follows:

For the Years Ending December 31,	Related Party	Unrelated Party	Amount
2006	$171,211	$168,184	$339,395
2007	718,644	557,477	1,276,121
2008	675,285	423,560	1,098,845
2009	696,501	312,990	1,009,491
2010	177,410	210,657	388,067
Thereafter	—	1,002,548	1,002,548

Total	$2,439,051	$2,675,416	$5,114,467

Employment Agreements

a.	The Company was a party to separate executive employment agreements with its former Chief Executive Officer and its Chief Operating Officer. The agreements with its Chief Executive Officer and Chief Operating Officer each had an effective date of April 1, 2004, were for five years with two successive renewal options of two years each. The agreements covered various performance and other employment matters and included an annual base salary of $250,000 each. The Company terminated its agreement with its Chief Operating Officer on September 30, 2005. On February 8, 2006, the Company’s Chief Executive Officer employed since April 1, 2004, resigned from the Company. Pursuant to his employment agreement, the Company will incur an expense of $250,000 related to one-year’s severance incurred as a result of canceling his employment contract. The officer is currently providing services to the Company; accordingly, the Company will recognize the expense ratably over a period of time commencing February 8, 2006 through February 7, 2007.

b.	The Company’s employment agreement with its Chief Financial Officer had an effective date of July 1, 2005 (further amended by the Board on February 17, 2006) for five years with two successive renewal options of two years each. The agreement covers various performance and other employment matters and includes an annual base salary of $200,000. In connection with the employment, the Company entered into a stock subscription agreement with its Chief Financial Officer for the purchase of 54,001 shares of the Company’s common stock for an aggregate purchase price of $100. Accordingly, in connection with the issuance of such shares, the Company recorded compensation expense amounting to $225,005 for the year ended December 31, 2005. In addition, on November 14, 2005, pursuant to the stock subscription agreement, the Chief Financial Officer was also granted an additional 54,001 shares of the Company’s common stock. The additional 54,001 shares of common stock are subject to repurchase rights by the Company and are not deemed to be outstanding until such time they are earned. The Company has not recorded any expense in connection with these shares during the quarter ended September 30, 2006, since they will be earned upon the Company reaching certain market capitalization and certain revenue levels. As of September 30, 2006, the Company has estimated that it is not probable that the shares will vest. As of September 30, 2006, 108,002 shares are deemed to be issued, but only 54,001 are deemed outstanding. This agreement has a change in control clause. If a change in control occurs, the executive has the right to terminate his agreements and receive a one-year severance.

c.

On February 1, 2006, the Company entered into an employment agreement in which the former Chief Executive Officer of Datec became the Acting Chief Executive Officer of the Company. (The Executive’s title was subsequently changed to President of Business Development when the Chief Executive Officer was retained.) The employment agreement has an initial term that expires five years from the effective date but will automatically be extended for successive two-year terms unless either party gives written notice no less than 120 days prior to the end of the term to the other party of the desire not to renew the employment agreement. The employment agreement provides that the Acting Chief Executive Officer receive a base salary of $210,000 and may also receive an annual performance bonus at the discretion of and in accordance with criteria set by our Board of Directors, or pursuant to one or more written plans adopted by our Board of Directors. In the event of a change in control, the Acting Chief Executive Officer shall have the right to terminate his employment under the employment agreement by giving 30 days written notice at any time within one year of the change in control. In the event of such termination, the Acting Chief Executive Officer shall be entitled to severance in an amount equal to his annual base salary for twelve months and a waiver of any lapse provisions contained in any stock options or restricted stock grants, made by the Company, that have vested. If the Company terminates the employment agreement without cause, the Acting Chief Executive Officer is entitled to receive twelve months salary at the rate of his annual salary then in effect. In addition, the Company will waive any lapse provisions of stock options or restricted stock grants made by the Company that have vested. (See Note 15c).

d.	During January 2006, AST entered into an employment agreement with its President. The agreement is for a three year term beginning on February 1, 2006. The President’s annual salary will be $175,000 per annum with a 2.5% increase on each anniversary date of the agreement.

e.	As discussed in Note 12, effective January 31, 2006, the Company entered into an Amended and Restated Management Agreement (the “Restated Management Agreement”) with Level Best, Inc., an American Samoa corporation and related party through common management of AST (“LBI”), pursuant to which LBI provides the Chief Technology Officer and Chief Operating Officer of AST, both of whom are key employees of the Company. The Restated Management Agreement is for a term of three years commencing January 31, 2006 and ending on January 31, 2009. In consideration for the services of the said officers, the Company will pay LBI $328,750 per annum for the initial term and subject to annual increase. Under the terms of the Restated Management Agreement, the Company is required to provide an automobile allowance sufficient for the equivalent of two leased executive automobiles, health insurance for both executives and reimbursement for reasonable out of pocket expenses, housing and transportation and other fringe benefits.

f.	Effective August 1, 2006, the Company entered into an employment agreement with the Chief Operating Officer of the Datec Group. The employment agreement has an initial term that expires five years from the effective date but will automatically be extended for successive two year terms unless either party gives written notice no less than one hundred twenty days prior to the end of the term. The Chief Operating Officer’s base salary is $210,000 and may also receive an annual performance bonus in accordance with criteria set by the Company’s Board of Directors. In the event of a change in control, the Chief Operating Officer shall have the right to terminate his employment under the employment agreement by giving 30 days written notice at any time within one year of the change in control. In the event of such a termination, the Chief Operating Officer shall be entitled to severance in an amount equal to his annual base salary for twelve months. In addition, the Company will waive any lapse provisions of stock options or restricted stock grants made by the Company that have vested.

g.	On August 25, 2006, the Company entered into an employment agreement for its new Chief Executive Officer, with an effective date of August 28, 2006. The employment agreement has an initial term that expires four years from the effective date but will automatically be extended for successive one year terms unless either party gives written notice no less than thirty days prior to the end of the term. The Chief Executive Officer’s base salary is $300,000 and may also receive an annual performance bonus in accordance with criteria set by the Company’s Board of Directors. In connection with the employment agreement, the Chief Executive Officer is also entitled to options to purchase up to 636,200 shares of the Company’s common stock at a price of $4.l7 per share, following the adoption by the Company and stockholder approval of a stock option plan. Such options will vest over a period of four years. In the event that a change in control of the Company shall occur at any time during the term of the employment agreement, and within 12 months of the occurrence of such change in control event, the Company terminates the Chief Executive Officer without cause or the Chief Executive Officer shall terminate his employment under this employment agreement, then, in any such event such termination shall be deemed to be a termination by the Company other than for cause and the Chief Executive Officer shall be entitled to such compensation amounting to a twelve months of his base salary.

Current Political Situation in Fiji

Over the past 20 years, Fiji has been the subject of considerable political tension between ethnic Fijians who make up about 50% of the population and ethnic Indians who make up around 44%. In December 2006, Fiji’s military commander seized control of the country, marking the fourth coup in two decades. The military takeover does add to the concerns about political instability in Fiji and other Pacific Island Nations. These concerns may affect travel in Fiji and other Pacific Island Nations, currency exchange rates and the overall economic climate. At this time, it is not possible to predict the outcome of this situation and the effect, if any, this will have on the Company’s business.

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

Pending Legal Matters

On February 6, 2006, an action against the Company was commenced in the Sixth Judicial Circuit Court in Pasco County, Florida by Cornerstone Businesses, Inc. In a complaint related to a subcontractor agreement between Cornerstone Businesses, Inc. and Midwest Cable Communications of Arkansas, Inc. Cornerstone Businesses, Inc. seeks relief based upon claims of breach of contract, tortuous interference with a contractual right, tortuous interference with a business relationship and fraud and negligent misrepresentation. The complaint seeks unspecified monetary damages, including pre-judgment costs and expenses. It is not possible at this time to predict the outcome of the legal matter and what effects, if any, it would have on the Company’s financial statement. Therefore, the Company has not recorded any amounts in its financial statements related to the possible outcome of this matter.

From time to time, the Company is involved in various other legal matters. At September 30, 2006, management does not believe that any pending matters (except as disclosed above) are material to the financial statements.

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

NOTE 12 – Related Party Transactions

During March 2005, one of the Datec entities sold its building for approximately $1,560,000 to Kelton Investments Ltd., an entity with which an officer and a director of the Company are affiliated (“Kelton”). Michael James Ah Koy, the Company’s former acting Chief Executive Officer and current President of Business Development, is affiliated with Kelton. Moreover, Sir James Ah Koy, a director of the Company, is also affiliated with Kelton. Simultaneously with the sale of the building to Kelton, the Company entered into a lease agreement with Kelton to rent such building for a period of three years with certain renewal options. (See Note 13)

During March 2005, one of the subsidiaries acquired by the Company sold a building in Papua New Guinea for approximately $3,470,000 to Pacific Rumana (“Rumana”) which is jointly owned by Kelton and Steamships, Inc., a 50% minority interest holder for Datec Papua (“Steamships”). On September 25, 2005, Datec Papua entered into a lease agreement with Rumana to rent such building for a period of one year from April 2005 to March 2006. Since then, the Company continues to rent the building pursuant to an oral agreement. The Company intends to rent the building for an additional four years commencing April 1, 2006 and terminating on March 31, 2010. (See Note 13.)

On February 14, 2003, AST had entered into a management agreement with LBI. Under the terms of the agreement, LBI was to provide day to day management services to AST for a period of three years. Effective January 31, 2006, AST amended its management agreement with LBI. Under the terms of the new agreement, LBI is to supply the Company with its Chief Operating Officer until January 31, 2007 and Chief Technology Officer until January 31, 2009. Management fees charged under this agreement amounted to $84,587 and $86,677 for the three months ended September 30, 2006 and 2005, respectively, and $251,258 and $269,226 for the nine months ended September 30, 2006 and 2005.

During February 2003, AST entered into a consulting agreement with SVCH. The agreement is for a three year term beginning April 1, 2003. Under the terms of the agreement, SVCH is to provide the Company with general business consulting services including strategic planning, expansion opportunities and financing matters. Consulting fees payable under this agreement were $40,000 per annum. This agreement was terminated during February 2006. For the three months ended September 30, 2006 and 2005, such consulting fees amounted to $0 and $10,000, respectively, and $0 and $30,000 for the nine months ended September 30, 2006 and 2005.

During the nine months ended September 30, 2006, Kelton Investments Limited, a stockholder of the Company, advanced to the Company’s operating subsidiaries, Datec Fiji Investments and Date Fiji Limited, a total of $130,464. Pursuant to an oral agreement between Kelton and the Company, the balance due accrues interest at the rate of 13% per annum. The amount is payable upon demand, although the Company has the right to prepay, in whole or in part, without penalty.

For the three months ended September 30, 2006 and 2005, AST paid approximately $7,500 and $101,906, respectively, for lease payments, management fees and legal fees to related parties. For the nine months ended September 30, 2006 and 2005, AST paid approximately $49,520 and $165,518, respectively, for lease payments, management fees and legal fees to related parties.

During the quarter ended September 30, 2006, the Company issued 24,000 shares of common stock pursuant to a Director Compensation Plan adopted by the Board of Directors during December 2005. Such shares are in lieu of compensation for service in 2006 for the four board members and the related sub-committees. The Company will record a compensation expense based on the fair market value at the time the shares are earned. The shares were valued at their estimated fair value resulting in a non-cash compensation expense to the Company of $100,000.

NOTE 13 - Sale/Leaseback of Buildings – Related Party

a.	Datec- Fiji

During April 2005, one of the Datec entities acquired by the Company on February 1, 2006, sold its building located in Fiji to Kelton, a related party, resulting in a gain of approximately $261,687. Simultaneously therewith, it entered into an agreement to lease back the facility. The gain recognized on the sale was deferred and is being amortized into income over the three year lease term (representing the lease term for the building). Accordingly, as of September 30, 2006, $136,776 has been deferred, whereas for the three and nine months ended September 30, 2006, the Company amortized $19,830 and $52,878 as gain in the statement of operations.

b.	Datec – Papua New Guinea

During April 2005, one of the subsidiaries acquired by the Company sold its building located in Papua New Guinea to Pacific Rumana, a related party, resulting in a gain of $1,286,985. Simultaneously therewith, it entered into an agreement to lease back the facility. The gain recognized on the sale was deferred and is being amortized into income effectively over a five year term based on a verbal agreement the Company has with Pacific Rumana. Accordingly, as of September 30, 2006, $900,890 has been deferred, whereas for the three and nine months ended September 30, 2006, the Company amortized $64,349 and $171,598 as gain in the statement of operations.

NOTE 14 - Segment Information

The Company operates and is managed geographically in the following segments:

•	The Samoas;

•	Papua New Guinea;

•	Fiji and other Pacific Island nations; and

•	North America, including the Caribbean.

Below is a summary of the results by segment for the three months ended September 30, 2006:

	Papua New Guinea	Fiji and Other Pacific Island Nations	Samoas	North America	Total
Sales	$7,725,202	2,933,380	2,349,638	—	$13,008,220
Minority interest in net income of subsidiaries	$291,505	—	—	—	$291,505
Net income (loss)	$(6,264)	(783,848)	(81,833)	(638,489)	$(1,510,434)
Depreciation	$275,741	98,791	243,955	25,078	$643,565
Amortization	$297,770	216,548	105,424	—	$619,742
Net interest income (expense)	$(153)	(29,516)	(60,306)	(56,470)	$(146,445)
Identifiable assets	$18,242,401	10,798,611	10,933,319	2,616,888	$42,591,219

Below is a summary of the results by segment for the nine months ended September 30, 2006:

	*Papua New Guinea	*Fiji and Other Pacific Island Nations	Samoas	North America	Total
Sales	$20,089,290	7,021,452	6,232,306	—	$33,343,048
Minority interest in net income of subsidiaries	$843,713	—	—	—	$843,713
Net income (loss)	$49,793	(1,561,211)	(443,763)	(2,465,325)	$(4,420,506)
Depreciation	$715,035	240,933	721,887	46,267	$1,724,122
Amortization	$794,053	577,461	281,132	—	$1,652,646
Net interest income (expense)	$1,216	(113,440)	(168,809)	(236,739)	$(517,772)
Identifiable assets	$18,242,401	10,798,611	10,933,319	2,616,888	$42,591,219

*	Results of operations for Papua New Guinea and Fiji and other Pacific Island Nations are for the eight month period from February 1, 2006 through September 30, 2006.

Below is a summary of the results by segment for the three months ended September 30, 2005:

	†Papua New Guinea	†Fiji and Other Pacific Island Nations	Samoas	North America	Total
Sales	$—	—	1,961,255	—	$1,961,255
Minority interest in net income of subsidiaries	$—	—	—	—	$—
Net income (loss)	$—	—	301,830	(1,334,137)	$(1,032,307)
Depreciation and amortization	$—	—	119,011	(57,718)	$61,293
Net interest expense	$—	—	(16,640)	(844,118)	$(860,758)

Below is a summary of the results by segment for the nine months ended September 30, 2005:

	†Papua New Guinea	†Fiji and Other Pacific Island Nations	Samoas	North America	Total
Sales	$—	—	5,828,711	—	$5,828,711
Minority interest in net income of subsidiaries	$—	—	—	—	—
Net income (loss)	$—	—	1,257,934	(11,476,975)	$(10,219,041)
Depreciation and amortization	$—	—	310,786	42,126	$352,912
Net interest expense	$—	—	(20,220)	(1,300,790)	$(1,321,010)

†	Results of operations do not include the operations of Papua New Guinea and Fiji and other Pacific Island Nations since they were not acquired until February 1, 2006.

NOTE 15 – Subsequent Events

a.	On October 20, 2006, the Company entered into a Purchase and Sale Agreement with Chickasaw Wireless, Inc. for the sale of one of its wireless telecommunications licenses (Bloomington, Illinois). The transaction was consummated on January 8, 2007. The sales price was $2,750,000 and was paid in cash at closing.

b.

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

c.	On November 1, 2006, the Company paid all amounts outstanding under its Promissory Note to the Bank of Hawaii and its credit facility with the Bank of Hawaii.

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

On February 1, 2006, we consummated a plan of arrangement under the laws of New Brunswick, Canada, whereby we acquired the South Pacific operations of Datec Group Ltd. (“Datec”). The acquisition of Datec has been accounted for as a purchase business combination. As a result, the consolidated financial statements included elsewhere within this report include the operations of Datec from February 1, 2006, the effective date of the acquisition, through September 30, 2006. However, for purposes of comparison, the discussion below includes the financial information of Datec as if the acquisition had been completed at the beginning of each reporting period e.g. January 1, 2005 and January 1, 2006 for the three and nine months ended September 30, 2005 and 2006 (on a pro forma basis). The information which has been presented on a combined basis is not necessarily indicative of the financial position of our company had the acquisition of Datec occurred at the beginning of each period or the financial results of our company as they may be in the future.

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

We recently named a new Chief Executive Officer for our Company and a new Chief Operating Officer for our Pacific operations. With new management in place, we have undertaken an extensive evaluation of our existing operations with the intention of determining the proper strategy for our business going forward. We will be making aggressive changes in certain areas of our business including American Samoa and Fiji to address operational deficiencies in these segments. We believe that the changes we will be implementing will maximize the efficiency of our operations and ultimately improve our profitability.

Segments

We currently conduct business operations through several operating subsidiaries in four geographic segments:

•	Our wholly-owned subsidiary AST, which we acquired effective January 31, 2006, conducts business in The Samoas, which includes American Samoa and Samoa (formerly Western Samoa);

•	Our 50% owned subsidiary Datec PNG Pty Limited, which we acquired from Datec Group, Ltd. on February 1, 2006, conducts business in Papua New Guinea;

•	Several affiliated entities, also acquired from Datec Group, Ltd. on February 1, 2006, conduct business in Fiji and other Pacific Island Nations, which include Australia, Cook Islands, New Zealand, Tonga, The Solomon Islands, and Vanuatu; and

•	Our parent company Elandia, Inc. and wholly-owned subsidiary Elandia Technologies, Inc. perform parent company administrative functions and hold an FCC license for sale or possible future development in the Caribbean, but do not presently conduct revenue generating operations.

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

The North America business segment consists of our wholly-owned subsidiary, Elandia Technologies, Inc. and Elandia, Inc., our holding company operations. We currently do not conduct business operations in North America, other than certain corporate overhead. In September 2004, Elandia Technologies, Inc. acquired two wireless telecommunications licenses issued by the Federal Communications Commission (“FCC”). On January 8, 2007, we consummated the sale of our wireless telecommunications license for Bloomington, Illinois. The sale price was $2,750,000 which was paid in cash at closing. As a result, we currently hold only one wireless telecommunications license for the U.S. Virgin Islands. We have received an offer for the purchase of this license and are currently evaluating it. However, there can be no assurance that this license will be sold.

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

Results of Operations, Samoas

During 2005, we experienced problems in The Samoas. During this period, total revenue increased, however, our operating income and net income decreased significantly. This resulted from a lack of emphasis on service revenues which generate higher margins than product sales. In addition, an audit by the administrator of the e-Rate program revealed several problems and the administrator stopped making the payments required under the program to the American Samoa Department of Education (“DOE”), until the issues had been resolved. In light of the ongoing delays in receiving payments from the DOE, we do not record revenue until actual payment is received. For the nine months ended September 30, 2006, revenues totaling $146,552 had not been recognized since the collectibility of that revenue was not assured. We also experienced a significant increase in general and administrative expenses, resulting from, among other things, the merger of AST. Since the merger, we have retained a new Chief Executive Officer and undertaken an evaluation of our business. Management has taken steps to address these issues, including focusing on service revenues, terminating non-productive employees and reducing general and administrative expenses.

On May 23, 2006, we received our designation as an eligible telecommunications carrier, or ETC designation. Since we have this designation and because we provide service in rural areas, we are eligible to receive universal services support funds as of that date. We anticipate that we may receive up to $13.13 per subscriber per month. Based on our 15,000 average number of subscribers in the American Samoa as of September 30, 2006, we should receive an additional $2,350,000 in revenues per year (assuming no change in the number of subscribers that we have) without incurring any substantial additional cost. We began receiving payments in November 2006 and expect payments to continue monthly thereafter. From November 2006 through the beginning of January 2007, we have received a total of $1,229,315. As of September 30, 2006, we did not recognize any revenue since collectibility was not assured and the basis and/or rate per subscriber was not yet determined and/or assured.

Comparison of Three Months Ended September 30, 2006 to Three Months Ended September 30, 2005

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

Financial Performance

	Three Months Ended September 30,
	2006	2005
Revenue	$2,349,638	$1,961,255
Costs and Expenses	2,371,165	1,642,785

Operating (Loss) Income	(21,527)	318,470
Other Expense	(60,306)	(16,640)

Net (Loss) Income	$(81,833)	$301,830

Revenue. We derive revenue from our prepaid and postpaid wireless services, our ISP delivery services and other data network infrastructure services, equipment sales and service and long distance toll fees that we charge other telecommunications providers who need to access our networks.

	Three Months Ended September 30,
	2006	2005	Change $	Change %
Revenue:
Prepaid	$984,907	$1,159,753	$(174,846)	(15.1)%
Postpaid	201,766	225,331	(23,565)	(10.5)
Data and data delivery	343,709	133,853	209,856	156.8
Equipment sales and service	631,343	291,971	339,372	116.2
Long distance reverse toll fees	187,913	150,347	37,566	25.0

Total	$2,349,638	$1,961,255	$388,383	(19.8)%

We attribute the decrease in our postpaid and prepaid wireless revenues to the reduction of our international long distance and on-net rates per minute which was done in an effort to maintain a competitive pricing structure in the face of decreasing rates from our competitor. In addition, our continued efforts to reduce our bad debt exposure by terminating certain clients and moving other clients from our postpaid services to our prepaid services resulted in the loss of customers who did not meet our modified credit criterion. We expect that revenue in these categories will stabilize by the end of the year. We attribute the increase in our data delivery revenues primarily to receipt of a portion of the e-Rate program revenue, which amounted to $200,000, in the quarter ended September 30, 2006. We attribute the increase in our equipment sales revenue primarily to the growth in the number of customers for our wireless services between the two periods, but especially to the growing customer base in our information technology products, software and services through Datec American Samoa.

Management expects that revenues overall will continue to increase in the fourth quarter of 2006, as we continue to increase our number of subscribers and begin to receive the benefits of our ETC designation in the form of universal support services funds.

Cost of Revenue - Prepaid and Postpaid

	Three Months Ended September 30,
	2006	2005	Change $	Change %
Cost of Revenue – Prepaid and Postpaid:
Switch/cell site circuits	$263,047	$251,204	$11,843	4.7%
Switch/cell site utilities	57,695	48,132	9,563	19.9
Cost of long distance	182,116	184,155	(2,039)	(1.1)
Salary expense	82,723	77,730	4,993	6.4
License and maintenance fees	36,622	41,418	(4,796)	(11.6)
Repairs and maintenance fees	39,538	2,314	37,224	1,608.6
Other	72,174	78,554	(6,380)	(8.1)

Total	$733,915	$683,507	$50,408	7.4%

We attribute the increase in cost of revenue for prepaid and postpaid wireless services primarily to the addition of cell sites and switching circuits, due to a need for increased capacity on our existing network and the additional satellite circuit as a result of a three-year contract with the DOE to provide discounted, or “e-Rate”, fiber connectivity and internet services to 29 public schools and a library on the island of Tutuila. We also experienced an increase in repairs and maintenance of our network equipment and postage and freight associated with the shipment of additional network equipment to American Samoa. In addition, management decreased the local on-net and international rates charged to customers in order to attract additional customers. As a result, the cost of revenue for our prepaid and postpaid wireless services, which was 49.3% of our prepaid and postpaid revenues for the three months ended September 30, 2005, increased to 61.8% of revenues for the three months ended September 30, 2006.

Cost of Revenue - Equipment Sales and Service

	Three Months Ended September 30,
	2006	2005	Change $	Change %
Cost of Revenue – Equipment Sales and Services:
Cost of phone sales	$91,410	$119,025	$(27,615)	(23.2)%
Cost of computers and equipment	370,935	36,292	334,643	922.1
Cost of SIM cards	11,493	12,531	(1,038)	(8.3)
Cost of prepaid cards	7,832	13,019	(5,187)	(39.8)
Other	18,691	7,238	11,453	158.2

Total	$500,361	$188,105	$312,256	166.0%

We attribute the significant increase in cost of revenue for equipment sales and service to an increase in the number of customers subscribing to our wireless services and a related increase in equipment sales. The cost of computers and equipment and other costs increased due to the launch of our Datec American Samoa division and the costs associated with the additional revenue generated by its launch. We attribute the decrease in the cost of phone sales, cost of SIM cards, and cost of prepaid cards to the decrease in handset sales and to favorable pricing from our suppliers as well as the introduction of entry-level handsets. The cost of revenue in connection with equipment sales and service, as a percentage of revenues, increased from 63.1% for the three months ended September 30, 2005 to 79.2% for the three months ended September 30, 2006. We expect that our cost of revenue for equipment sales and service will continue to increase as we continue to increase our customer base. However, we will use our best efforts to decrease cost as a percentage of total revenue.

Operating Expenses

	Three Months Ended September 30,
	2006	2005	Change $	Change %
Operating Expenses:
Sales and marketing	$197,521	$151,902	$45,619	30.0%
Customer service	99,838	106,988	(7,150)	(6.7)
General and administrative	490,151	393,228	96,923	24.6
Depreciation	243,955	119,055	124,900	104.9
Amortization	105,424	—	105,424	N/A

Total	$1,136,889	$771,173	$365,716	47.4%

We attribute the increase in general and administrative expenses primarily to significant increases in legal fees, professional fees, expenses due to hiring of new personnel and computer support agreements for our billings. The professional fees are paid to outside consultants used to assist in the expansion of our network and a wireless initiative in Samoa. The legal fees were incurred in connection with the merger with Elandia as well as certain FCC related matters. We anticipate that our general and administrative expenses will continue to increase as we hire additional personnel to address our growing subscriber base and to handle the audit requirements, filing requirements and compliance issues related to being a public company. Amortization expense increased as a result of the amortization of intangibles purchased in our AST acquisition in February, 2006. Depreciation increased as a result of the completion of projects that were previously in construction. For the three months ended September 30, 2005, operating expenses represented 39.3% of revenues, while operating expenses for the months ended September 30, 2006, represented 48.4% of revenues. In the future, management will continue working on decreasing operating expenses while at the same time increasing efforts to generate higher margin revenues.

Interest Expense. During the three months ended September 30, 2006, our net interest expense increased $43,666, compared to the three months ended September 30, 2005. We attribute this increase to the additional draw downs on our Bank of Hawaii line of credit totaling approximately $1,000,000.

Net Income (Loss). While revenues with respect to our operations in The Samoas increased, our operating profit and net income declined. During the three months ended September 30, 2006, our net income decreased $383,663, or 127.1%, compared to the three months ended September 30, 2005. This results, in part, from the increased revenue for equipment sales, from which we generate lower margins, and decreased revenues from prepaid and postpaid wireless, from which we generate higher margins. In addition, increases in amortization and depreciation contributed significantly to our net loss.

Comparison of Nine Months Ended September 30, 2006 to Nine Months Ended September 30, 2005

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

Financial Performance

The following table sets forth certain financial data for the periods indicated.

	Nine Months Ended September 30,
	2006	2005
Revenue	$6,232,306	$5,828,711
Costs and Expenses	6,507,260	4,550,562

Operating (Loss) Income	(274,954)	1,278,149
Other Expense	(168,809)	(20,215)

Net (Loss) Income	$(443,763)	$1,257,934

Revenue. We derive revenue from our prepaid and postpaid wireless services, our ISP delivery services and other data network infrastructure services, equipments sales and service and long distance toll fees that we charge other telecommunications providers who need to access our networks.

	Nine Months Ended September 30,
	2006	2005	Change $	Change %
Revenue:
Prepaid	$3,198,067	$3,623,371	$(425,304)	(11.7)%
Postpaid	639,857	702,035	(62,178)	(8.9)
Data and data delivery	628,564	249,987	378,577	151.4
Equipment sales and service	1,278,226	743,626	534,600	71.9
Long distance reverse toll fees	487,592	509,692	(22,100)	(4.3)

Total Revenue	$6,232,306	$5,828,711	$403,595	6.9%

We attribute the decrease in our postpaid and prepaid wireless revenues to the reduction of our international long distance and on-net rates per minute in an effort to maintain a competitive pricing structure in the face of decreasing rates from our competitor. In addition, continued efforts to reduce our bad debt exposure by terminating certain clients and moving other clients from our postpaid services to our prepaid services resulted in the loss of customers who did not meet our modified credit criterion. We expect that these revenues will stabilize by the end of the year and then begin to increase based on the number of subscribers. We attribute the increase in our data delivery revenues to the launch of our high speed data internet services in March 2005 and our introduction of dedicated broadband capacity for larger companies and corporations in American Samoa. In addition, we also received a portion of the DOE e-Rate program funding, which amounted to $200,000. We attribute the increase in our equipment sales revenue primarily to the growth in the number of customers for our wireless services between the two periods, but especially to the growing customer base in our information technology products, software and services through Datec American Samoa. In April 2006, we discontinued services with one of our long distance carriers and contracted a new carrier, which resulted in the decrease of reverse toll fees. However, since April, our new carrier has continuously increased the traffic through our network. Thus, we expect an increase in our reverse toll fees by the end of the year.

Management expects that revenues will increase in the fourth quarter of 2006, as we continue to increase our number of subscribers and receive the benefits of our ETC designation in the form of universal support services funds.

Cost of Revenue - Prepaid and Postpaid

	Nine Months Ended September 30,
	2006	2005	Change $	Change %
Cost of Revenue – Prepaid and Postpaid:
Switch/cell site circuits	$805,714	$664,717	$140,997	21.2%
Switch/cell site utilities	162,190	133,900	28,290	21.1
Cost of long distance	554,567	487,522	67,045	13.8
Salary expense	257,432	274,649	(17,217)	(6.3)
License and maintenance fees [2]	122,640	41,418	81,222	196.1
Repairs and maintenance	73,932	6,533	67,399	1,031.7
Other	221,920	244,266	(22,346)	(9.1)

Total	$2,198,395	$1,853,005	$345,390	18.6%

We attribute the increase in cost of revenue for prepaid and postpaid wireless services primarily to the addition of cell sites and switching circuits, due to a need for increased capacity on our existing network and the additional satellite circuit as a result of a three-year contract with the DOE to provide discounted, or “e-Rate”, fiber connectivity and internet services to 29 public schools and a library on the Island of Tutuila. There was also the addition of channelized T1 lines and fiber to accommodate large data service customers. In addition, during the nine months ended September 30, 2006, there was an increase in the cost of long distance due in large part to the payment of Carrier Access Billing System invoices to the local exchange carrier for calls originating from our network and terminating on their network. The increase in the cost of long distance is also attributed to the introduction of our Equal Access services in October of 2005. Despite this increase, management decreased the local on-net and international rates charged to customers in order to attract additional customers. As a result, the cost of revenue for our prepaid and postpaid wireless services which was 42.8% of our prepaid and postpaid revenues for the nine months ended September 30, 2005, increased to 57.0% of prepaid and post-paid revenues for the nine months ended September 30, 2006.

Cost of Revenue - Equipment Sales and Service

	Nine Months Ended September 30,
	2006	2005	Change $	Change %
Cost of Revenue – Equipment Sales and Services:
Cost of phone sales	$268,375	$338,721	$(70,346)	(20.8)%
Cost of computers and equipment	534,187	47,193	486,994	1,031.9
Cost of SIM cards	30,734	32,287	(1,553)	(4.8)
Cost of prepaid cards	30,385	41,448	(11,063)	(26.7)
Other	43,643	32,483	11,160	34.4

Total	$907,324	$492,132	$415,192	84.4%

We attribute the increase in cost of revenue for equipment sales and service to an increase in the number of customers subscribing to our wireless services and an increase in equipment sales. Despite the increase in cost of revenue in connection with equipment sales and service, the cost as a percentage of revenues decreased from 67.3% for the nine months ended September 30, 2005 to 52.9% for the nine months ended September 30, 2006. We expect that our cost of revenue for equipment sales and service will continue to increase as we continue to increase our customer base. However, we will continue our efforts to decrease the cost as a percentage of revenue.

Operating Expenses

	Nine Months Ended September 30,
	2006	2005	Change $	Change %
Operating Expenses:
Sales and marketing	622,584	368,813	253,771	68.8%
Customer service	301,729	411,541	(109,812)	(26.7)
General and administrative	1,474,211	1,114,240	359,971	32.3
Depreciation	721,887	310,830	411,057	132.2
Amortization	281,132	—	281,132	N/A

Total	$3,401,543	$2,205,424	$1,196,119	54.2%

We attribute the increase in general and administrative expenses primarily to significant increases in professional fees paid to outside consultants, legal fees, computer support agreements and salary expenses due to hiring of new personnel. In addition, there are several initiatives to provide cable to American Samoa for which we have paid a consultant to render professional services for this development. We anticipate that our general and administrative expenses will continue to increase as we hire additional personnel to address our growing subscriber base and to handle the audit requirements, filing requirements and compliance issues related to being a public company. We attribute the increase in depreciation primarily to the new equipment purchased and the increase in amortization to the intangibles purchased in our AST acquisition in February, 2006. For the nine months ended September 30, 2005, operating expenses represented 37.8% of revenues, while for the nine months ended September 30, 2006, operating expenses represented 54.6% of revenues. In the future, management will continue working on decreasing operating expenses while at the same time increasing its efforts in generating higher margin revenues.

Interest Expense. During the nine months ended September 30, 2006, our net interest expense increased $148,588 compared to the nine months ended September 30, 2005. We attribute this increase to additional draw downs on our Bank of Hawaii line of credit totaling approximately $1,000,000.

Net Income (Loss). While revenues with respect to our operations in The Samoas increased, our operating profit and net income declined. This results, in part, from the increased revenue from equipment sales, from which we generate lower margins, and the decrease in revenues from prepaid and postpaid wireless, from which we generate higher margins. In addition, increases in amortization and depreciation contributed significantly to our net loss.

Performance Measures

In managing our operations and assessing our financial performance in The Samoas, management supplements the information provided by financial statement measures with several customer–focused performance metrics that are widely used in the telecommunications industry. The following table contains the key operating data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Average revenue per user	$28.60	$34.08	$29.46	$36.39
Minutes of use	8,624,520	8,426,279	28,106,963	26,031,733
Churn	3.2%	3.0%	3.8%	3.1%
Number of customers at end of period	15,808	15,096	15,808	15,096
Revenue per employee	$28,466	$32,338	$85,097	$101,315

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

For the three months ended September 30, 2006, ARPU decreased by $5.48, or 16.1%, from the quarter ended September 30, 2005. For the nine months ended September 30, 2006, ARPU decreased by $6.93, or 19%, from the nine months ended September 30, 2005. This decrease occurred despite an increase in the number of customers. We attribute the decrease primarily to a reduction in long distance and local on-net rates, in an attempt to attract new customers and to promote customer loyalty and retention in the face of stiff competition.

Minutes of Use (“MOU”) is a non-GAAP financial measure which measures total minutes of use within a given period. MOU for the three months ended September 30, 2006, increased by only 198,241 minutes, or 2.4%, from the three months ended September 30, 2005. MOU for the nine months ended September 30, 2006, increased by 2,075,231 minutes or 8%, as compared to the nine months ended September 30, 2005. We attribute this to an increase in the number of subscribers as well as the decrease in local rates, resulting in an increase in volume of calls and minutes. However, due to increased competitive pricing and aggressive marketing efforts from our competitor, we did not achieve the desired increase in overall minutes of use. We do anticipate that through effective local and international rate pricing packaged with attractive phone apparatus pricing, we will achieve increased usage from our customers.

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

Churn increased from 3.1%, in the nine months ended September 30, 2005, to 3.8% in the nine months ended September 30, 2006. Churn increased from 3.0% in the three months ended September 30, 2005, to 3.2% in the three months ended September 30, 2006. We attribute this nominal increase in churn, to our continuing efforts to reduce our bad debt exposure by terminating services of certain past due customers. In addition, our competitor has increased its marketing and promotional efforts and improved its overall network coverage, which has contributed to increased migration. However, through our efforts in improving our network coverage and aggressive marketing campaigns, we expect increased customer retention, resulting in a decrease in our churn rate.

Management also measures the performance of operations by analyzing our increase or decrease in the number of customers during any particular period. The number of customers at September 30, 2006 increased 712, or 4.8%, from the customers that existed at September 30, 2005. We attribute this increase to our aggressive marketing product and service promotions, particularly in the month of September. This, coupled with an attractive local on-net rate reduction, has incentivized new customers to activate service with us. We believe that through comprehensive marketing campaigns scheduled to launch in the fourth quarter of 2006, our customer base will increase significantly. Targeted dates for marketing promotions include Halloween, Veterans Day, Thanksgiving, and Christmas.

Management also reviews the measure of revenue per employee to evaluate the efficiency of our operations. Revenue per employee is calculated by dividing total revenue, less revenue from reverse toll fees, by the weighted average headcount. Revenue per employee for the nine months ended September 30, 2006 decreased $16,218, or 16%, from the nine months ended September 30, 2005. From September 30, 2006 to September 30, 2005, the number of employees increased from 53 to 62, not only in anticipation of significant growth in our wireless and data service customer base, but also anticipated growth in our information technology products, software and services customer base. However, the decrease in revenue per employee suggests that we have not yet integrated the new employees into our operations in an efficient manner. As a result, management is currently evaluating our staff and taking steps to improve efficiency. Management believes that revenue per employee will increase as we find the correct balance between our customer base and employees and begin to more efficiently manage the newly acquired entities.

Results of Operations, Papua New Guinea

Comparison of Three Months Ended September 30, 2006 to Three Months Ended September 30, 2005

We hold a 50% ownership interest in Datec PNG Pty Limited through our wholly owned subsidiary Generic Technology Limited. The acquisition of this interest was accounted for using the purchase method of accounting. Accordingly, the consolidated condensed financial statements included elsewhere in this Report include the operations of Datec from February 1, 2006, the effective date of the acquisition, through September 30, 2006. However, for purposes of comparison, the financial information set forth below includes the financial information of Datec as if the acquisition had been completed at the beginning of each of the respective periods.

	Three Months Ended September 30,
	2006	2005
Revenue	$7,725,202	$5,496,735
Costs and Expenses	7,405,135	5,312,831

Operating Income	320,067	183,904
Other Income	187,457	3,237

Income Before Income Tax	507,524	187,141
Income Tax Expense	(222,283)	(350,906)
Minority Interest	(291,505)	81,883

Net Income (Loss)	$(6,264)	$(81,882)

Revenue

	Three Months Ended September 30,
	2006	2005	Change $	Change %
Revenue:
Product sales	$4,717,097	$3,118,379	$1,598,718	51.3%
Professional services	1,437,308	1,279,434	157,874	12.3
Data delivery	1,570,797	1,098,922	471,875	42.9

Total revenue	$7,725,202	$5,496,735	$2,228,467	40.5%

Product sales revenue refers to all computer hardware, communications hardware, consumables and packaged software sold through our retail stores or by direct sales. We attribute the increase primarily to increased demand for battery backup power solutions, PC’s, peripherals and consumable products such as photocopier and printer toner and paper. We expect that the demand for these products will continue to increase; however, management intends to focus on increasing sales of professional services, which produce a higher margin for us.

Professional services revenue refers to client support provided by our hardware engineers, software analysts, architects, developers and staff for new and existing software, hardware, systems or applications. We attribute the increase in professional services revenue to an increase in the revenue derived from software development services, offset by a reduction in professional service revenue due to differences between the Papua New Guinea kina and Australian dollar.

Data delivery revenue refers to the revenue from our ISP services and other data network infrastructure services. We attribute the increase in data delivery revenue to an increase in the volume of data utilized by the ISP customers. Customers are charged on a data usage model and any increase in data volume will result in an increase in revenue. We believe that these revenues will continue to increase as we expand our customer base.

Cost of Revenue

	Three Months Ended September 30,
	2006	2005	Change $	Change %
Cost of Revenue:
Cost of product sales	$3,840,543	$2,541,859	$1,298,684	51.1%
Cost of data delivery	352,361	264,060	88,301	33.4

Total	$4,192,904	$2,805,919	$1,386,985	49.4%

Cost of product sales refers to the cost of all products sold through retail outlets or our direct sales force. While cost of product sales increased, it remained unchanged as a percentage of product sales revenues for the three months ended September 30, 2006, as compared to the period ended September 30, 2005, representing 81.4% and 81.5%, respectively.

Cost of data delivery expense refers to charges levied by the local telecommunications providers for data traffic. Cost of data delivery decreased as a percentage of data delivery revenue from 24.0% for the three months ended September 30, 2005 to 22.4% for the three months ended September 30, 2006. The decrease is attributed to a reduction of expenses based on usage commitments made during the quarter.

Operating Expenses

	Three Months Ended September 30,
	2006	2005	Change $	Change %
Operating Expenses:
Network operations	$374,023	$545,842	$(171,819)	(31.5)%
Sales and marketing	460,206	338,772	121,434	35.8
Maintenance and support	532,482	540,380	(7,898)	(1.5)
General and administrative	1,272,009	886,050	385,959	43.6
Depreciation	275,741	195,867	79,874	40.8
Amortization	297,770	—	297,770	N/A

Total	$3,212,231	$2,506,911	$705,320	28.1%

Operating expenses increased but at a slower rate than revenues. For the three months ended September 30, 2005, operating expenses represented 45.6% of revenues, while for the three months ended September 30, 2006, operating expenses represented 41.6%. Depreciation increased as a result of an increase in depreciation allocated to the leasehold improvements made to the Lae office. We attribute the increase in amortization to the intangibles purchased from Datec in February 2006. In the future, management will continue working on decreasing operating expenses while at the same time increasing efforts to generate higher margin revenues.

Other Income. During the three months ended September 30, 2006, other income increased $184,220 to $187,457, compared to $3,237 in the three months ended September 30, 2005. This increase is due primarily to foreign exchange gain recognized in 2006 due to a stronger currency in Papua New Guinea.

Net Income (Loss). We attribute the improvement in net income (loss) primarily to the increase in revenue in the three months ended September 30, 2006, and the reduction of a one-time tax assessment in 2005, offset by the increase in amortization expense of intangibles acquired in our Datec acquisition in February, 2006.

Comparison of Nine Months Ended September 30, 2006 to Nine Months Ended September 30, 2005

	Nine Months Ended September 30,
	2006	2005
Revenue	$21,763,469	$19,041,798
Costs and Expenses	20,685,421	17,291,400

Operating Income	1,078,048	1,750,398
Other Income	597,145	130,393

Income Before Income Tax	1,675,193	1,880,791
Income Tax Expense	(682,859)	(911,723)
Minority Interest	(893,128)	(484,533)

Net Income	$99,206	$484,535

Revenue

	Nine Months Ended September 30,
	2006	2005	Change $	Change %
Revenue:
Product sales	$13,629,241	$11,485,522	$2,143,719	18.7%
Professional services	3,873,787	3,973,016	(99,229)	(2.5)
Data delivery	4,260,441	3,583,260	677,181	18.9

Total	$21,763,469	$19,041,798	$2,721,671	14.3%

We attribute the increase in product sales revenue primarily to increased demand for battery backup power solutions, PCs, peripherals and consumable products such as printer toner and paper. We expect that the demand for PC related hardware and consumables will continue to increase; however, management intends to focus on increasing sales of professional services, which produce a higher margin for us.

We attribute the decrease in professional services revenue to a reduction in the amount billed to clients with maintenance contracts. Many of our customers have switched from midrange servers, which are being phased out, to newer servers with fewer maintenance issues.

We attribute the increase in data delivery revenue to an increase in the volume of data utilized by our ISP customers. Customers are charged on a data usage model and any increase in data volume correlates to an increase in revenue. We expect that these revenues will continue to increase as we expand our customer base.

Cost of Revenue

	Nine Months Ended September 30,
	2006	2005	Change $	Change %
Cost of Revenue:
Cost of product sales	$10,928,170	$9,125,792	$1,802,378	19.8%
Cost of data delivery	1,033,261	834,913	198,348	23.8

Total	$11,961,431	$9,960,705	$2,000,726	20.1%

Cost of product sales represented 80.2% of product sales revenue for the nine months ended September 30, 2006, as compared to 79.5% for the nine months ended September 30, 2005. Cost of data delivery increased as a percentage of data delivery revenue from 23.3% for the nine months ended September 30, 2005 to 24.3% for the nine months ended September 30, 2006. We have since changed our billing method from time based plans to data usage only plans and this should result in cost of revenue representing a lower percentage of revenue in the future.

Operating Expenses

	Nine Months Ended September 30,
	2006	2005	Change $	Change %
Operating Expenses:
Network operations	$1,101,705	$1,073,493	$28,212	2.6%
Sales and marketing	1,078,607	1,037,314	41,293	4.0
Maintenance and support	1,568,455	1,528,291	40,164	2.6
General and administrative	3,382,265	3,027,685	354,580	11.7
Depreciation	798,905	663,911	134,994	20.3
Amortization	794,053	—	794,053	N/A

Total	$8,723,990	$7,330,694	$1,393,296	19.0%

Operating expenses increased at a slightly lower rate than revenues. For the nine months ended September 30, 2005, operating expenses represented 40.1%, of revenues, while for the nine months ended September 30, 2006, operating expenses represented 38.5%. Moreover, in 2006, depreciation and amortization expense increased significantly as a result of the amortization expense of intangibles acquired in the acquisition of Datec in February 2006. Management will continue working on decreasing operating expenses while at the same time increasing efforts to generate higher margin revenues.

Other Income. During the nine months ended September 30, 2006, other income increased $466,752 to $597,145, compared to $130,393 in the nine months ended September 30, 2005. This increase is primarily due to $380,191 of gains from currency fluctuations in Papua New Guinea.

Net Income. During the nine months ended September 30, 2006, our net income decreased $385,329, or 79.5%, compared to the nine months ended September 30, 2005. This decrease is primarily due to increases in amortization expense related to intangibles acquired as part of the purchase of Datec in February, 2006, and not related to operations.

Performance Measures

In managing our operations and assessing our financial performance in Papua New Guinea, management supplements the information provided by financial statement measures with several customer–focused performance metrics that are internally used to manage our business. The following table contains the key operating data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue per employee	$31,429	$27,175	$94,214	$85,389
Stable revenue	92%	87%	91%	93%
Total PC sales	$1,075,352	$290,193	$2,484,083	$1,842,136
Total server sales	$249,792	$1,007,612	$563,495	$1,350,058
Total PC and server sales as percentage of total product revenue	28%	42%	22%	29%

Revenue per employee is a metric that takes the total revenue for a period divided by the total number of employees in the business. Management uses revenue per employee as an efficiency and growth gauge across diverse geographic areas with differing economic conditions. Monthly changes to revenue per employee also gives insight into total staffing requirements for any particular country in which we operate. For the three months ended September 30, 2006, revenue per employee increased $4,254 or 15.7% compared to the three months ended September 30, 2005. Staff numbers increased 3.6% from 223 for the three months ended September 30, 2005 to 231 for the three months ended September 30, 2006. For the nine months ended September 30, 2006, revenue per employee increased $8,825, or 10.3%, compared to the nine months ended September 30, 2005. Staff numbers increased 3.6%, from 223 for the nine months ended September 30, 2005 to 231 for the nine months ended September 30, 2006. Management is currently evaluating our staff and taking steps to improve our efficiency and increase revenue per employee.

Stable revenue is a metric which calculates stable revenue as a percentage of total cost for stable revenue. Stable revenue consists of all sources of revenue other than product revenue. The basis for this measurement is that product revenues are seasonal and variable whereas service revenues are more consistent as they are based on contracted revenue streams such as ISP revenues, services projects and maintenance and support to customers. Stable revenue is an important measure in determining the amount of non-contract or non-recurring revenue that must be sold to achieve profitability. For the three months September 30, 2006, our stable revenue increased to 92% from 87%. This increase was attributed to the increase in data delivery revenues. For the nine months ended September 30, 2006, our stable revenue decreased to 91% from 93%. This decrease was attributed to a larger increase in product revenues as compared to service revenues.

PC and server revenue is a series of measurements which track the total amount of PC and server revenue based sales for a particular period and as a total percentage of product sales. This metric is used to pinpoint overall trends in our product sales business from consumer purchases to business or government based purchases. Due to the increasing pressure on our operating margins from competition, this metric is useful in determining how resources will be allocated among our product sale vendors and our internal support staff. For the three and nine months ended September 30, 2006, PC (including laptop) revenue increased 270.6% and 34.8%, respectively, compared to prior periods. For the same periods, the total number of PCs sold increased by 36%. We attribute this increase to an increase in showroom sales. For the three and nine months ended September 30, 2006, server revenue decreased by 75.2% and 58.3%, respectively, compared to prior corresponding periods. We attribute the significant decrease in revenue to the fact that there were several large servers sold to the Bank of South Pacific in 2005 and there have been no comparable large one-time sales in 2006. Higher sales in servers and PC’s generally results in more opportunities to sell service contracts and peripheral products.

For the three months ended September 30, 2006, PC and server revenue as a percentage of total product sales decreased to 28%, compared to 42% for the three months ended September 30, 2005. For the nine months ended September 30, 2006, PC and server revenue as a percentage of total product sales decreased to 22%, compared to 29% for the nine months ended September 30, 2005. This information is helpful for purposes of trend analysis and inventory management.

Results of Operations, Fiji and Other Pacific Island Nations

Comparison of Three Months Ended September 30, 2006 to Three Months September 30, 2005

The following tables describe the financial results for our operating subsidiaries, Brocker Technology Group NZ Limited, Datec Australia Pty Limited, Datec Fiji Limited, Datec Investments Limited, Datec Samoa Limited, Datec Solomon Islands Limited, Datec Tonga Limited, Datec Vanuatu Limited, Generic Technology Group Limited, Mobile Technology Solutions Limited, and Network Services Limited, for the periods indicated.

	Three Months Ended September 30,
	2006	2005
Revenue	$2,933,380	$3,922,150
Costs and Expenses	3,648,077	4,750,946

Operating Loss	(714,697)	(828,796)
Other (Expense) Income	(58,534)	250,601
Income Tax Expense	(10,617)	(58,774)

Net Loss	$(783,848)	$(636,969)

Revenue

	Three Months Ended September 30,
	2006	2005	Change $	Change %
Revenue:
Product sales	$1,659,252	$2,806,562	$(1,147,310)	(40.9)%
Professional services	1,274,128	1,115,588	158,540	14.2

Total	$2,933,380	$3,922,150	$(988,770)	(25.2)%

The decrease in product sales revenue is related to increased competition in the Fiji market and our failure to adjust by shifting our focus to higher margin products and professional services which also provide us with greater margins. The increase in professional services revenue was a result of our expansion in the Pacific Island Nations.

Cost of Product Sales. During the three months ended September 30, 2006, cost of product sales decreased $1,289,415, or 42.6%, to $1,735,651, compared to $3,025,066 for the three months ended September 30, 2005. The cost of product sales decrease resulted from a $1,147,311 or 40.9% decrease in product sales. This resulted from significantly more competition in the area of product sales and our failure to respond quickly to increased competition by adjusting our mix of business and pricing model. The margin on product sales increased from 2005 to 2006, as a result of a one time stock write down in the amount of approximately $450,000 in the third quarter of 2005.

Operating Expenses

	Three Months Ended September 30,
	2006	2005	Change $	Change %
Operating Expenses:
Network operations	$96,656	$70,905	$25,751	36.3%
Sales and marketing	163,523	178,550	(15,027)	(8.4)
Maintenance and support	537,800	351,571	186,229	53.0
General and administrative	799,108	981,803	(182,695)	(18.6)
Depreciation	98,791	143,051	(44,260)	(30.9)
Amortization	216,548	—	216,548	N/A

Total	$1,912,426	$1,725,880	$186,546	10.8%

For the three months ended September 30, 2006, operating expenses in connection with our Fiji operations increased by 10.8% while revenues increased by 25.2%. These results reflect our initial efforts to resolve the identified operational problems; however, we must continue our efforts. Sales and marketing expenses decreased as a result of staff reductions in our Fiji and New Zealand operations. Amortization expenses increased due to the amortization of intangibles acquired as a result of our purchase of Datec in February 2006.

Interest Expense. During the three months ended September 30, 2006, interest expense decreased $10,053, or 25.2%, compared to the three months ended September 30, 2005. We attribute this decrease to the restructured finance facilities in Fiji in 2006 compared to the same period in 2005.

Net Loss. During the three months ended September 30, 2006, our net loss increased $146,879, or 23.1%, compared to the three months ended September 30, 2005. This decrease is primarily attributable to the significant increase in operating expenses, despite a significant decrease in revenues.

Comparison of Nine Months Ended September 30, 2006 to Nine Months Ended September 30, 2005

	Nine Months Ended September 30,
	2006	2005
Revenue	$8,067,141	$9,732,078
Total Expenses	9,423,686	11,343,345

Operating Loss	(1,356,545)	(1,611,267)
Total Other Expense	(4,499)	135,248
Income Tax Expense	(151,748)	(262,515)
Minority Expense	—	535

Net Loss	$(1,512,792)	$(1,737,999)

Revenues

	Nine Months Ended September 30,
	2006	2005	Change $	Change %
Revenues:
Product sales	$4,422,123	$6,414,601	$(1,992,478)	(31.1)%
Professional services	3,645,018	3,317,477	327,541	9.9

Total	$8,067,141	$9,732,078	(1,664,937)	(17.1)%

The decrease in product sales results from increased competition in the market and our failure to adjust by shifting our focus to higher margin products and professional services which also provide us with greater margins. The increase in professional services was a result of our expansion in the Pacific Island Nations.

Cost of Product Sales. During the nine months ended September 30, 2006, cost of product sales decreased $2,352,724, or 36.6%, to $4,079,511 compared to $6,432,235 for the nine months ended September 30, 2005. The decrease in cost of product sales resulted from the 31.1% decrease in the amount of products sold. This resulted from significantly more competition in the area of product sales and our failure to respond quickly to increased competition by adjusting our mix of business and pricing model. The margin on product sales increased from 2005 to 2006 and this was attributed to a one time stock write down in the third quarter of 2005.

Operating Expenses

	Nine Months Ended September 30,
	2006	2005	Change $	Change %
Operating Expenses:
Network operations	$280,535	$272,520	$8,015	2.9%
Sales and marketing	381,683	489,129	(107,446)	(22.0)
Maintenance and support	1,569,327	1,349,752	219,575	16.3
General and administrative	2,265,446	2,421,841	(156,395)	(6.5)
Depreciation	269,723	377,868	(108,145)	(28.6)
Amortization	577,461	—	577,461	N/A

Total	$5,344,175	$4,911,110	$433,065	8.8%

Maintenance and support expenses increased as a result of the restructuring of the sales portion of our operations in Fiji and New Zealand. Maintenance and support expenses increased as a result of our increase in staff in Fiji and Australia. Amortization expenses increased due to the amortization of intangibles acquired as a result of our purchase of Datec in February 2006.

Interest Expense. During the nine months ended September 30, 2006, interest expense decreased $67,624, or 35.5%, compared to the three and nine months ended September 30, 2005. We attribute this decrease to our restructuring of the finance facilities in Fiji.

Net Loss. During the nine months ended September 30, 2006, our net loss decreased $225,207, or 13.0%, compared to the nine months ended September 30, 2005. We attribute this decrease to the reduction of overall operating expenses and gains from foreign currency exchange, offset by $577,460 of amortization expense related to the amortization of intangibles acquired in our Datec purchase in February, 2006.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue per employee	$16,207	$23,071	$28,985	$57,248
Stable revenue	75%	65%	76%	68%
Total PC sales	$345,360	$224,073	$785,150	$892,588
Total server sales	$178,917	$705,727	$664,063	$975,055
Total PC & server sales as a percentage of total product revenue	32%	33%	44%	29%

For the three and nine months ended September 30, 2006, revenue per employee decreased by 44.5% and 22.2%, respectively, compared to prior periods. We attribute the decrease to a significant decrease in product sales and only a minor increase in professional services. The decrease in revenue suggests that the new staff has not been fully integrated into efficient operations.

For the three and nine months ended September 30, 2006, stable revenue increased 75% and 76%, respectively, from comparable prior periods. We attribute this increase to the increase in service revenue due to contracted services in Australia and New Zealand and the decrease in total operating expenses excluding cost of sales.

For the three and nine months ended September 30, 2006, PC (including Laptop) revenue increased 54.1% and 22.8%, respectively, from prior comparable periods. We attribute this increase in revenue to increased sales on projects in Vanuatu, Samoa and the Solomon Islands.

For the three and nine months ended September 30, 2006, server revenue decreased 74.6% and 13.2%, respectively, as compared to the prior periods. The total number of units sold during these periods also declined. Sales of servers are generally accompanied by sales of maintenance contracts which generate higher margins. As a result, a decrease in server revenues is a negative trend that we must address. In 2005, we had a higher volume of server sales in Fiji that was not duplicated in 2006.

For the nine months ended September 30, 2006, PC and server revenue as a percentage of total product sales increased to 44%, from 29% for the same period in 2005. This trend confirms that sales growth of other peripheral products are decreasing which is a negative trend. We intend to increase our efforts in increasing sales of higher margin products and services.

Our operations in Fiji and the other Pacific Island Nations (particularly Fiji) have underperformed for the past two years resulting in losses from operations. In part, this results from the fact that, in Fiji, we operate in an increasingly competitive, low margin environment for peripheral equipment. We also spent significant resources on several failed strategic initiatives. Moreover, in prior periods, we were forced to incur an inventory write-down when the inventory became obsolete. Finally, when several new competitors entered the market, management did not respond quickly by taking steps such as reducing our overall cost structure. Management is taking steps to address the issues that contributed to the significant losses on its operations in Fiji and other Pacific Island Nations. We expect that the results of these changes will not be reflected in our financial results of operations until the first or second quarter of 2007.

Over the past 20 years, Fiji has been the subject of considerable political tension between ethnic Fijians who make up about 50% of the population and ethnic Indians who make up around 44%. In December 2006, Fiji’s military commander seized control of the country, marking the fourth coup in two decades. The military takeover adds to the concerns about political instability in Fiji and the other Pacific Island Nations. These concerns may affect travel in Fiji and other Pacific Island Nations, currency exchange rates and the overall economic climate. Management notes that the political unrest has existed in Fiji for over 20 years and does not believe that the most recent events will have a significant negative impact on business. However, at this time, it is not possible to predict the outcome of this situation and the effect, if any, this will have on our business.

Results of Operations, North America, including The Caribbean

Our primary assets within this segment were two personal communication services licenses. We recently consummated the sale of the wireless telecommunications license for Bloomington, Illinois. The sales price was $2,750,000 which was paid in cash at the closing held on January 8, 2007. We hold our FCC license in the U.S. Virgin Islands for sale and recently received an offer for the purchase of this license. We are currently in the preliminary stages of negotiating the terms of the proposed sale and cannot, at this time, predict whether these discussions will result in the sale of the license or the price and terms of such sale. If the license is not sold, management intends to continue to hold the license for sale while at the same time evaluating commercial opportunities in this market.

Financial Performance

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue	$—	$—	$—	$—
Costs and Expenses	581,886	594,876	2,221,602	2,656,285

Operating Loss	(581,886)	(594,876)	(2,221,602)	(2,656,285)
Other Expense	(56,470)	(844,118)	(236,741)	(1,300,790)

Loss from Continuing Operations	(638,356)	(1,438,994)	(2,458,343)	(3,957,075)
Discontinued Operations	(133)	104,857	(6,979)	(7,519,900)

Net Loss	$(638,489)	$(1,334,137)	$(2,465,322)	$(11,476,975)

General and Administrative Expenses. During the nine months ended September 30, 2006, total costs and expenses decreased by $434,683. The decrease results from significant decreases in general and administrative expenses as a result of efforts to control expenses after the completion of our acquisitions of Datec and AST.

Other Expense. During the nine months ended September 30, 2006, interest expense decreased by $1,063,999, primarily as a result of the debt contributed to capital by an affiliate of our major stockholder.

Discontinued Operations. For the nine months September 30, 2006, the loss from discontinued operations decreased significantly, as compared to the nine months ended September 30, 2005. The significant expenses from discontinued operations for the nine months ended September 30, 2005, were due to the efforts of management to reduce overhead expenses with respect to certain of our unsuccessful operations. In the future, we plan to generate income from our recently completed transactions with Datec Group Ltd. and AST Telecom, LLC and by utilizing our remaining PCS assets.

Net Loss. Our net loss for the nine months ended September 30, 2006, decreased significantly as compared to our net loss for the nine months ended September 30, 2005. This is attributable to our complete reorganization and change in business focus.

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from operations and cash from external financing arrangements.

Operating Activities. Cash used in operating activities amounted to $1,818,200 during the nine months ended September 30, 2006, compared to cash provided by operating activities of $770,738 during the nine months ended September 30, 2005. This was attributed to losses associated with our acquisition of Datec on February 1, 2006.

Investing Activities. During the nine months ended September 30, 2006, cash used in investing activities was $1,521,405 as compared to $2,085,660 during the nine months ended September 30, 2005. This reduction is attributed to cash acquired with our acquisition of Datec in February of 2006 as well as reduced purchases of property and equipment in 2006.

Financing Activities. During the nine months ended September 30, 2006, cash provided by financing activities was $3,420,562 as compared to $577,166 provided by financing activities in the nine months ended September 30, 2005. During this period, we did decrease our line of credit; however, we also increased the amount of borrowings under our revolver facility with a related party as well as other long-term debt. These funds were used to fund operations as well as meet long-term debt and capital lease obligations.

As of September 30, 2006, we had a working capital deficiency of $5,345,018 and for the nine months ended September 30, 2006, we incurred a net loss of $4,420,506. However, we have taken steps to address these issues. First, during January 2006, as part of our acquisition of the operating subsidiaries of Datec and the acquisition of AST, $13,357,886 (representing principal and accrued interest) was contributed to equity by Stanford.

In addition, on February 10, 2006, we entered into a Note Purchase Agreement with Stanford pursuant to which Stanford agreed to provide up to $2,300,000 to us for working capital purposes. This agreement was amended on July 24, 2006 to increase the borrowing limit to $3,300,000. The note bears interest at the rate of 8% per annum. The principal amount, plus all accrued and unpaid interest is due on December 31, 2007. Interest payments are payable quarterly commencing April 1, 2006. As of October 2, 2006, the entire amount of $3,300,000 had been drawn down and was outstanding. As of September 30, 2006, the Company had not made the payments required under the Note Purchase Agreement. However, by letter dated October 30, 2006, Stanford granted a waiver of the default for the period from April 1, 2006, to December 31, 2006. On December 29, 2006, we made the payments due through December 31, 2006, and we are now current on our obligations.

On October 30, 2006, we entered into a Loan Agreement with ANZ Finance American Samoa, Inc. and ANZ Amerika Samoa Bank (jointly, “ANZ”), pursuant to which ANZ has committed to provide financing of up to an additional $5,800,000. Of this amount, $800,000 is in the form of a term loan and $5,000,000 is in the form of a revolving loan. The term loan bears interest at the rate of 1.25% above the Prime Rate, or the base rate on corporate loans posted by at least 75% of the United States’ 30 largest banks, commonly known as the U.S. Prime Rate of Interest as published from time to time in the Wall Street Journal. The revolving loan bears interest at the rate of 1.0% above the Prime Rate. The revolving loan is due on October 30, 2007 and the term loan is due on October 30, 2015. At closing, we borrowed the full amount available under the term loan and $3,400,000 under the revolving loan. We utilized the proceeds from the ANZ loan to repay the amounts due under the line of credit with the Bank of Hawaii and for working capital.

Moreover, on May 23, 2006, we received our designation as an eligible telecommunications carrier, or ETC designation. Since we have this designation and because we provide service in rural areas, we anticipate that we are entitled to receive up to $13.13 per subscriber per month. Based on our 15,000 average number of subscribers in the American Samoa as of June 30, 2006, we should receive an additional $2,350,000 in revenues per year without incurring any substantial additional cost. We began receiving payments in November 2006 and expect payments to continue monthly thereafter.

Despite the steps we have taken to improve our operating results, we estimate that we will require approximately $1,800,000 in additional working capital to bring Fiji and the other Pacific Island Nations to profitability. We believe that the cash generated from our combined operations and cash available from our financing arrangements with Stanford and our line of credit with ANZ is sufficient to fund this requirement of $1,800,000. We will also need additional funds if we want to expand our business or to seek out additional development opportunities. We have not identified any specific opportunities and cannot estimate how much this would cost. There can be no assurance that these additional funds will be available on terms that are acceptable to us. If the funds are not available from external sources, we will not be able to expand our business or to seek out additional development opportunities.

Our ability to meet our debt and working capital obligations will depend upon the future performance of our operating subsidiaries which will be affected by many factors, some of which are beyond our control. We believe that existing cash flow from operations, as well as additional cash flow to be generated as we continue our plans to improve operating efficiencies, will be sufficient to fund existing operations, as well as the increased costs associated with being a public reporting company. For purposes of expanding our network presence and operations and pursuing development opportunities, we contemplate utilizing external sources of financing. Specifically, we will use the amounts available under the Loan Agreement with ANZ and the amounts received from the sale of our wireless telecommunications license in Bloomington, Illinois, as well as any proceeds we may receive from the sale of our wireless telecommunications license in the U.S. Virgin Islands. We plan to use the proceeds from the ANZ credit facility and the sale of our FCC licenses to expand our network presence and operations and pursue development opportunities. Moreover, we intend to pursue other sources of external financing. To the extent we do not sell the remaining license and do not obtain other external sources of financing, we will not pursue these opportunities. Instead, we will continue to focus on improving the efficiency of our existing operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

All of our current revenue is derived from our sales and operations throughout the South Pacific region. The reporting currency for our consolidated condensed financial statements is the U.S. dollar. The functional currency for each of our operating entities is the respective local currency. The majority of revenues and costs in our international operations are denominated in the Papua New Guinea Kina and the Fijian Dollar. The functional currency of American Samoa is the United States dollar. We have not undertaken foreign exchange hedging transactions and are completely exposed to foreign currency transaction risk for all of our operations outside American Samoa. In the future we expect that we will continue to derive a majority of our revenues outside of the United States. Changes in the exchange rate could have a significant, and potentially adverse, effect on our results of operations. We are exposed to financial statement fluctuations as a result of translating the operating results and financial position of our operating subsidiaries in the South Pacific. For our statements of operations, all foreign currency transactions are converted to U.S. dollars at rates approximating those on the dates of the transactions. Changes in foreign exchange rates affect our reported profits and losses and cash flows and may distort comparisons from year to year.

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

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, we concluded that as of September 30, 2006, our disclosure controls and procedures are not effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 6, 2006, an action was commenced against us in the Sixth Judicial Circuit Court in Pasco County, Florida, by Cornerstone Businesses, Inc. in a complaint related to a subcontractor agreement between Cornerstone Businesses, Inc. and Midwest Cable Communications of Arkansas, Inc., Cornerstone Businesses, Inc. seeks relief based upon claims of breach of contract, tortuous interference with a contractual right, tortuous interference with a business relationship and fraud and negligent misrepresentation. The complaint seeks unspecified monetary damages, including pre-judgment. It is not possible at this time to predict the outcome of the legal matter and what effect, if any, it would have our company.

From time to time, we are involved in various other legal matters. At September 30, 2006, management does not believe that any pending matters (except as disclosed above) are material.

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

Our management group has been assembled only recently and the management control structure is still in its formative stages. Management may not be able to oversee the combined entity effectively or to implement our operating strategies across business segments. Any failure to do so will result in less efficiency and increased costs. The pro forma combined financial results included in this Report cover periods during which Elandia, AST and the Datec operating companies were not under common control or management and may not be indicative of our future financial or operating results.

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

We have a working capital deficiency which raises substantial doubt about our ability to continue as a going concern, unless changes are effected.

As of September 30, 2006, we had a working capital deficiency of $5,345,018 and for the nine months ended September 30, 2006, we incurred a net loss of $4,420,506. As part of our acquisition of the operating subsidiaries of Datec and the acquisition of AST, $13,357,886 (representing principal and accrued interest) was contributed to equity by SVCH and its affiliate during January 2006. Additionally, during February 2006, we were able to secure a debt facility in the amount of $2,300,000 (increased to $3,300,000 on July 24, 2006) for working capital from an affiliate of our majority stockholder. We also obtained a $5,800,000 financing facility from ANZ Finance America Samoa, Inc. and ANZ America Samoa Bank (jointly “ANZ”). We have also reduced our administrative overhead expenses where necessary and feasible as part of the sale of discontinued operations. Management believes that, with the closing of these acquisitions, the rationalization of expenses and the additional working capital from ANZ, we will begin to generate positive cash flows from operations and reduce our working capital deficiency. There can be no assurance that the plans and actions proposed by management will be successful, in which case, we may have to secure additional funding sources in the future.

We may not be able to run our businesses without the continuing efforts of our senior executives and we do not maintain key man life insurance on any of them.

Our success depends to a significant degree upon the continued contributions of key management, selling and marketing, and operations personnel, certain of whom would be difficult to replace. In particular, we believe that our future success is highly dependent on Harry Hobbs, our President and Chief Executive Officer; Michael Ah Koy, our President of Business Development; Harley Rollins, our Chief Financial Officer; Michael McCutcheon, Chief Operating Officer - Datec Group; and Barry and Fay Rose, senior executives of AST. We do not maintain key man life insurance covering our key personnel. Our success will depend to a significant extent upon the retention of these executive officers, their successful performance, and the ability of all personnel to work effectively together as a team.

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

We will require substantial amounts of external financing to pursue our long-term business plan. Our business plan includes coupling video and data and long distance with our existing wireless service by acquiring or developing cable systems or satellite systems in each market where we provide wireless services. We currently offer wireless services in American Samoa and are seeking to obtain additional wireless licenses. Substantial capital is required to build a wireless network, to provide working capital to maintain the system and operations while endeavoring to grow a subscriber base, and to market the services. We do not expect to generate all of these funds internally.

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

We are a relatively small company without significant capitalization. As a result, we may not be able to compete successfully against our current and future competitors, some of which have significantly greater resources. Failure to compete effectively will result in loss of revenue and decreased profitability.

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

We derive a significant portion of our managed services revenues and data delivery revenues from two clients. A reduction in either client’s demands for our services or the loss of either client would likely result in a significant decline in gross profits.

During the year ended December 31, 2005, and the nine months ended September 30, 2006, Datec, an IBM authorized re-seller, derived approximately $2,678,429, or 27.6%, and $1,881,918, or 25.0%, respectively, of its professional services revenues from our customer IBM Global Services Australia, our referral source. Unless renewed, this agreement expires in January 2007. Moreover, IBM may terminate our agreement under various scenarios including, but not limited to, if we were to materially breach the agreement, become insolvent or fail to provide a minimum level of service (as described in the agreement). This revenue is not material as a percentage of total revenue. However, because we derive a large percentage of our managed services revenues from a single customer, our managed services revenues would significantly decline if we lost this customer or if the amount of business we obtain from this customer were reduced. Since most of the gross profit of the Datec operating subsidiaries is derived from the managed services business, this customer is important to the viability of the Datec operating subsidiaries.

During the year ended December 31, 2005, and the nine months ended September 30, 2006, our operations in Papua New Guinea derived approximately $970,569, or 20.3%, and $982,012, or 23.0%, respectively, of their data delivery revenues from Bank of South Pacific Limited (“BSP”). This revenue is not material as a percentage of total revenue. However, because we derive a large percentage of our data delivery revenues from a single customer, our data delivery revenues would significantly decline if we lost this customer or if the amount of business we obtain from this customer is reduced. Since most of the gross profit of the Papua New Guinea operations is derived from the data delivery business, this customer is important to our Papua New Guinea operations. BSP may terminate our agreement under various scenarios including, but not limited to, if we were to materially breach the agreement, become insolvent or have a change in control. Moreover, BSP may terminate the agreement for no reason upon six months’ notice.

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

We serve markets that are less developed than North America, lack certain infrastructure and have lower standards of living. We depend upon continuing increases in the standard of living in these markets to occur in order to achieve forecasted levels of growth.

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

Our ability to provide wireless service on a continuous basis is essential to the efficient and profitable operation of our business. We conduct wireless operations in regions that are vulnerable to significant damage or destruction from severe weather or natural disasters, such as tsunamis and hurricanes, that can destroy our infrastructure and the general economies. Any damage to our wireless networks, equipment or facilities could interrupt our business operations, impair our ability to serve customers, and result in significant repair costs. The recovery time following such natural disasters could be significant due to the lack of services and materials in the geographic regions we serve. The volcanic terrain of certain of these islands increases the difficulties of repair following natural disasters.

The current political situation in Fiji may have a negative impact on our operations.

Over the past 20 years, Fiji has been the subject of considerable political tension between ethnic Fijians who make up about 50% of the population and ethnic Indians who make up around 44%. In December 2006, Fiji’s military commander seized control of the country, marking the fourth coup in two decades. The military takeover adds to the concerns about political instability in Fiji and the other Pacific Island Nations. These concerns may affect travel in Fiji and the other Pacific Island Nations, currency exchange rates and the overall economic climate. Management notes that the political unrest has existed in Fiji for over 20 years and does not believe that the most recent events will have a significant negative impact on business. However, no assurance can be given that these recent events and any subsequent developments will not have a negative impact on our business.

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

Media reports have suggested that the use of wireless handsets may be linked to various health concerns, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Malfunctions have caused at least one major handset manufacturer to recall certain batteries used in its handsets. We do not manufacture handsets or other equipment sold by us and generally rely on our suppliers to provide us with safe equipment. Our suppliers are required by applicable law to manufacture their handsets to meet certain governmentally imposed safety criteria. However, even if the handsets we sell meet the regulatory safety criteria, we could be held liable for the products we sell if they are later found to have design or manufacturing defects. We generally have indemnification agreements with the manufacturers who supply us with handsets to protect us from direct losses associated with product liability, but we cannot guarantee that we will be fully protected against all losses associated with a product that is found to be defective.

Concerns over radio frequency emissions and defective products may discourage the use of wireless handsets, which could decrease demand for our services. In addition, if one or more of our customers were harmed by a defective product provided to us by the manufacturer and subsequently sold in connection with our services, the negative public reactions may make it difficult for us to add and maintain customers for these or other services.

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

Future declines in the fair value of our wireless license could result in future impairment charges which could reduce our operations income and the value of this asset on our balance sheet.

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

In addition, the price of wireless licenses could decline as a result of the FCC’s pursuit of policies designed to increase the number of wireless licenses available in our markets. If the market value of our remaining wireless license was to decline significantly in the future, we could be subject to non-cash impairment charges. A significant impairment loss could reduce our operating income and the carrying value of our wireless license on our balance sheet.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Pursuant to a Note Purchase Agreement, we obtained a secured loan from an affiliate of our major stockholder. As of September 30, 2006, a total of $3,200,000 was outstanding. Interest only payments were due quarterly commencing on April 1, 2006. We did not make the payments due on April 1, 2006, July 1, 2006 and October 1, 2006. This constituted an event of default under the Note Purchase Agreement. However, by letter dated October 30, 2006, the lender granted a waiver of the default for the period from April 1, 2006 to December 31, 2006. On December 29, 2006, we paid the interest payments due through December 31, 2006. As a result, we are current on our obligations under the Note Purchase Agreement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

10.1	First Amendment to Note Purchase Agreement between the Company and Stanford International Bank, Ltd., dated July 24, 2006.[1]

10.2	Executive Employment Agreement between the Company and Michael David McCutcheon, dated August 1, 2006.[2]

10.3	Executive Employment Agreement between the Company and Harry G. Hobbs, effective August 28, 2006.[3]

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[1]	Previously filed as Exhibit 10.38 to the Company’s Form 10/A filed on August 25, 2006.
[2]	Previously filed as Exhibit 10.39 to the Company’s Form 10/A filed on August 25, 2006.
[3]	This Exhibit supercedes and replaces Exhibit 10.40 previously filed with the Company’s Form 10/A filed on August 25, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELANDIA, INC.

Date: January 22, 2007	By:	/s/ Harry G. Hobbs
Harry G. Hobbs
Chief Executive Officer

Date: January 22, 2007	By:	/s/ Harley L. Rollins
Harley L. Rollins
Chief Financial Officer

EXHIBIT INDEX

10.3	Executive Employment Agreement between the Company and Harry G. Hobbs, effective August 28, 2006.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.