Form 10-K
period 2006-12-31
ELANDIA, INC.
filed 2007-04-18
CIK 1352819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

Commission File No. 0-51805

ELANDIA, INC.

(Exact name of registrant as specified in its charter)

Delaware	71-0861848
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1500 Cordova Road, Suite 312 Fort Lauderdale, FL	33316
(Address of principal executive offices)	(Zip Code)

(954) 728-9090

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.00001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated file  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 31, 2006, there was no established public market for the registrant’s common stock, $0.00001 par value per share.

As of April 13, 2007, the Company had 13,087,314 shares of common stock, $0.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which are based on management’s exercise of business judgment as well as assumptions made by and information currently available to, management. When used in this document, the words “may”, “will”, “anticipate”, “believe”, “estimate”, “expect”, “intend” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as described in this Annual Report on Form 10-K as well as other periodic reports, filed with the Securities and Exchange Commission, and as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. We undertake no obligation, and do not intend, to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrence of any unanticipated events. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

PART I

ITEM 1.	BUSINESS

Unless otherwise indicated in this Annual Report or the context otherwise requires, all references in this Annual Report to “Elandia,” the “Company,” “us,” “our” or “we” are to Elandia, Inc., our predecessor company, Centra Industries, Inc., and their respective subsidiaries.

Business Development

We were organized on July 27, 2001, as a Delaware corporation under the name Centra Industries, Inc. which served as a holding company for subsidiaries engaged in the telecommunications infrastructure construction business. On August 1, 2003, our construction business became insolvent and, as a result, our main operating subsidiary filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On January 8, 2004, we filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of Arkansas. On September 14, 2004, the Court confirmed a Joint Plan of Reorganization for us and our operating subsidiary. By virtue of the confirmation order, we emerged from bankruptcy and obtained a discharge pursuant to Section 1141 of the Bankruptcy Code. In December 2005, we sold all of our operating subsidiaries to a third-party.

Effective January 31, 2006, we acquired AST Telecom, LLC, a provider of wireless telephone services in American Samoa (“AST”). On February 1, 2006, we completed an arrangement under the laws of New Brunswick, Canada with Datec Group Ltd, a New Brunswick corporation (“Datec”), pursuant to which we acquired the operating subsidiaries of Datec. The combined operations of AST and the Datec subsidiaries represent our current business.

Current Business

We are a holding company that acts, through our operating subsidiaries, as a provider of telecommunications services, information technology, or IT, solutions and software. We offer a range of telecommunications services, IT solutions and software products in locations which we believe represent underserved geographic markets. The products and services we offer in each of these markets vary depending on the infrastructure, existing telecommunication and data communications systems and the needs of the local economy.

Our strategy is to offer a broad range of technology services, IT solutions and software in the markets in which we operate. We believe that we have identified markets that are in the early stages of technological development. We also believe that as we develop our customer base and as these communities grow and become more technologically advanced, our business will also grow.

Targeting regions in the early stages of technological development presents our business with a unique set of challenges. Oftentimes, we must educate the individuals and businesses in the communities we serve about general advances in technology in order to successfully market our product and services offerings. In some of the more remote markets in which we operate, we must develop or expand upon the existing telecommunications infrastructure in order to expand our business. Additionally, we must educate and train a workforce that may not have significant experience in, or knowledge of, telecommunications and information technology. Notwithstanding these challenges, management believes that by being involved in the technological development of these markets, we will be able to establish a loyal customer base and be well positioned to capitalize upon the additional revenue generated by these rapidly evolving markets.

We conduct business operations through operating subsidiaries in four geographic segments, as follows:

•

AST conducts business in the Samoas, which includes American Samoa, an unincorporated Territory of the United States, and the Independent State of Samoa, a country comprising a group of islands in the South Pacific (f/k/a Western Samoa);

•	Datec PNG Pty Limited (“Datec PNG”) conducts business in Papua New Guinea;

•	Several of our subsidiaries conduct business in Fiji and other Pacific Island Nations, which include Australia, the Cook Islands, New Zealand, Samoa, the Solomon Islands, Tonga and Vanuatu; and

•

Our parent company, Elandia, and another of its wholly-owned subsidiaries, Elandia Technologies, Inc., perform administrative functions and hold a license from the Federal Communications Commission (“FCC”) for sale or possible future development in the U.S. Virgin Islands, but do not presently conduct revenue generating operations.

Financial information about each of these geographic segments is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All of our subsidiaries are wholly-owned, with the exception of those incorporated in jurisdictions that require entities to have more than one stockholder or require at least a de minimis amount of the stock of such entities be held by nationals. In those jurisdictions, shares representing less than 5% of the issued and outstanding shares are held by others, in trust, for our benefit. We also hold a 50% ownership interest in Datec PNG through our wholly-owned subsidiary, Generic Technology Limited. Steamships Trading Company Pty Ltd., a subsidiary of John Swire & Sons (PNG) Ltd., holds the remaining 50% ownership interest in Datec PNG.

Our corporate headquarters are located at 1500 Cordova Road, Suite 312, Fort Lauderdale, Florida 33316. Our telephone number is (954) 728-9090.

Our Services and Products

Services

Communication is often difficult in the markets that we serve. We offer, primarily in American Samoa, a variety of the following categories of service that help people and businesses communicate:

•

Prepaid and Postpaid Wireless. For our wireless operations, we utilize a PCS broadband license for American Samoa granted by the FCC. We provide wireless services through a network that we own, which includes 12 cell towers, to provide primary wireless coverage across American Samoa and a number of smaller cell sites for coverage in areas of low reception. Our network is designed to be easily expanded with the growth of our customer base and modified to support future products and services, as new telecommunications technology becomes economically viable in American Samoa. We operate both circuit-switched and voice over Internet protocal, or VoIP, circuits for voice transmissions, taking advantage of available technology for bandwidth management, compression and quality of service management, where appropriate.

•

Data Delivery Services. For our larger business customers, we are a reseller of high speed, Internet access through digital subscriber line, or DSL, connection technology, which offers connection speeds significantly faster than a traditional dial-up modem connection. We also offer standard dial-up and broadband Internet access service for smaller businesses and residential customers. We offer wireless Internet access service for mobile computer users with wide-area wireless network interface cards, enabling access to local area or world wide networks and providing full access to e-mail, intranet, corporate applications and full web browsing where network service is available. We offer customers reliable connections, fast download speeds and generous connection times.

•

Long Distance Service. We provide domestic and international long-distance voice services to individuals, business and wholesale customers. Our wholesale customers are other carriers and resellers who buy services from us in large quantities and provide these services to their customers.

•

Access Services. We also provide services to other telecommunications providers to connect their customers and their networks to our network so that they can provide long-distance, transport, data, wireless and Internet services.

Solutions

We offer strategic assistance to clients seeking a more comprehensive approach to managing government and business operations in the South Pacific region. We offer a broad range of IT solutions to assist our customers in implementing customized business solutions to meet their business needs. Our reputation as a provider of IT solutions is based on our experience and in-depth understanding of the South Pacific markets. We have significant expertise in multinational operations, regulation and strategy, and have been at the forefront of changes in the South Pacific business markets. Our knowledge and information base covers a broad range of operations and our clients benefit from this detailed understanding of the efficiency challenges in government or business operations.

The following is a list of some of the solutions that we provide:

•	Application development of enterprise systems that allows our customers to derive the benefits of sophisticated information systems applications with minimal effort;

•	Managed support services for network infrastructure, mission-critical applications and enterprise resource planning applications;

•	Systems integration or the implementation, custom development and integration of new technologies and systems within our clients’ existing legacy systems and technology infrastructures;

•	Workforce training in the areas of business and information technology; and

•	Maintenance and support services, which provide both product maintenance and technical support services for products we supply to customers.

We believe we offer one of the most comprehensive technology product offerings in the markets that we serve. Our product offerings include products from IBM, Cannon, Hewlett-Packard, Lexmark and Cisco, database applications from Oracle, accounting applications from Epicore and Accpac, PBX software from Avaya, ATM solutions from Diebold, power protection solutions from Eaton, as well as certain other system applications. We offer peripheral products, including fax machines, copiers and consumable accessories, phone consumables, printers and accessories and general office products. We are the only Tier 1 business partner for IBM in Papua New Guinea and maintain a premier partner status in all other Pacific Island locations. This status gives us direct access to those IBM products for which we are a certified reseller and warranty support provider. These products include IBM servers, PCs, printers and point of sale and storage devices. As a Tier 1 partner, we also have direct access to IBM’s technical and IT consulting resources. In addition to our relationship with IBM, we continue to be the exclusive reseller partner in the region for Canon and the authorized service agent for Hewlett-Packard in Fiji and Papua New Guinea.

Software

Our software products and solutions are created to meet specific market needs which can be used by prospective customers within specific industries or across multiple industries. We develop mission-critical software applications to meet the needs of our customers. Mission-critical applications are those applications essential to the important functions and operations of an entity. We differentiate our applications from competing products by combining our knowledge of enterprise applications with an in-depth understanding of the operations and operational priorities of the client.

In Papua New Guinea, Fiji and other Pacific Island Nations, the Internet and its underlying protocols have grown to positions of prominence in interactive communications supporting the daily operations of government entities. We have entered into contracts with the government of Fiji to develop customized web-based applications enabling the government of Fiji to cost-effectively provide web-based services to constituents. As Internet computing continues to spread throughout the South Pacific, we believe governments and businesses will increasingly demand web-enabled versions of enterprise applications. We believe that our ability to adapt and adjust to the rapid pace of computer-based technology will differentiate our application development services from those of our competitors.

Our Australian subsidiary has developed a suite of software products and solutions for the electricity utility sector to enable our utility clients to better compete in deregulated utilities. In this regard, we offer solutions for the following:

•	electricity metering;

•	network monitoring;

•	billing and collecting; and

•	data collection.

We also offer fraud detection and management, data mining and CRM applications/interface.

Our New Zealand subsidiary has developed a sophisticated suite of applications for sales force automation and service force automation. These applications, branded as “eBreathe,” are designed to operate on the GPS networks of certain wireless providers in the region. The applications are targeted towards businesses with 10 to 400 field users using hardware (ranging from PDAs to PC tablets) and any number of in-house (console) users. Our eBreathe sales force and service force automation applications address the needs of a direct sales force or management functionality by offering:

•	automation of mailshots;

•	proposal and quote generation;

•	order taking facilities;

•	dispatching;

•	service technician activities monitoring;

•	job scheduling; and

•	service call management.

We believe that the applications are easy to use, yet rich in functionality. They are based on a modular design providing ease of customization, delivery, maintenance and support. They have inherent security to ensure data safety and integrity. We have entered into sales partnership and distribution agreements to offer our eBreathe applications to channel partners.

Geographic Markets

Samoas

The Samoas consist of the Territory of American Samoa and the Independent State of Samoa. We conduct our operations primarily in the Samoas through our wholly-owned subsidiary, AST. AST has been a provider of mobile telephony services in American Samoa since February 2003 and, as of the date of this Annual Report, is the only non-government owned provider of mobile services in American Samoa. Through AST, we are the dominant provider of wireless services throughout American Samoa, with approximately 70% of the market share and over 18,000 subscribers.

As of July 2006, the estimated population of American Samoa was approximately 58,000. We estimate that there were approximately 22,000 wireless subscribers on the island of American Samoa as of January 1, 2006.

Based on our market penetration and the demographics of the Samoas, we consider the wireless services, data delivery, long distance and equipment service market to be mature. We believe that future revenue in the Samoas will increase proportionally with economic improvements in these territories. We plan to expand our products and offerings and differentiate our business by further enhancing our customer service and extending our network.

Papua New Guinea, Fiji and Other Pacific Island Nations

In Papua New Guinea, Fiji and other Pacific Island Nations, the current population is estimated to be 26.3 million. Although the region has a relatively advanced telecommunications network as compared to other developing nations, the density of telephone service or mobile and Internet service remains very low. Developed infrastructures for the telecommunications systems are limited to the urban areas. We see opportunities for improving telecommunications in the major urban areas and expanding coverage to the more rural areas. In this region, we are an information solutions provider, offering Internet access service, IT solutions and technology products.

Our business has been largely dependent upon the local business relationships we develop and foster in the South Pacific. Principally through our services to governments and businesses, we have, over the last several years, developed, maintained and expanded these relationships. We believe that our physical presence in the region has given us a competitive advantage. In addition, we believe our presence in the region has allowed us to have a better understanding of trends in the business and consumer demands in the region.

North America, including The Caribbean

During 2006, we held two wireless telecommunications licenses for wireless operations in Bloomington, Illinois, and the U.S. Virgin Islands; however, we have not conducted operations in either location. On January 8, 2007, we sold our wireless telecommunications license for Bloomington, Illinois for $2.75 million. We continue to hold the U.S. Virgin Islands license for sale. We cannot predict whether we will be able to sell this license. If the license is not sold, we intend to evaluate commercial opportunities in this market.

Competition

Although some of the markets we serve are geographically remote, we nonetheless face competition in these rapidly evolving markets. We also compete with several resellers of wireless services on a limited basis. Resellers do not hold wireless licenses or own facilities; instead, they buy wireless telephone capacity from a licensed carrier and then resell services through their own distribution network to customers. We believe there are also many early-stage companies that may compete with us on a smaller scale; however, we believe that the lack of financial resources available to companies in the early stage of development creates a natural barrier to market entry. Additional barriers to entry include access to capital resources, access to the latest technology, limited network capacity for incoming and outgoing communications and the ability to recruit and retain talented local employees.

Some of our competitors have substantially greater financial resources than we do and may be able to offer prospective customers discounts or subsidies that are substantially greater than we could offer. While we believe that our cost structure and differentiated services provide us with the means to effectively respond to price competition, we cannot predict the effect that market forces or the conduct of other operators may have on our business.

Moreover, given the vast geographical expanse involved, the region has experienced substantial delays in social and economic development. This issue has also discouraged others from capital expenditures to build networks in these areas. With the prohibitively high costs associated with laying wired infrastructure, the emergence of wireless technology offers alternative opportunities to make Internet access, telephone and television services more widely available to the region’s dispersed populations. The market for residential Internet access is highly competitive and characterized by increasing access speeds and consistently falling per-user prices. Current and prospective competitors for Internet access and data services include many large, nationally-known companies that possess substantially greater resources, market presence and brand name recognition than we do.

Governmental Regulation

In connection with our international operations, we have obtained licenses, or are otherwise authorized to conduct business, in various (principally foreign) jurisdictions, including American Samoa, Australia, Cook Islands, Fiji, New Zealand, Papua New Guinea, Samoa, Solomon Islands, Tonga and Vanuatu. In several of these jurisdictions we are subject to local laws and regulations that, among other things, may restrict our ability to provide telecommunications services which compete directly with the state-owned or state-sanctioned dominant carriers.

Telecommunications services are subject to extensive government regulation at both the federal and state levels in the United States and in each of the U.S. territories in which we operate, including requirements and restrictions arising under the Communications Act of 1934, as amended, as modified in part by the Telecommunications Act of 1996, state utility laws, and the rules and policies of the FCC, state regulators and other governmental entities. The FCC has jurisdiction over all telecommunications carriers to the extent that they provide interstate or international communications services in the U.S. or its territories, including American Samoa. The FCC also has jurisdiction over certain issues relating to interconnection between providers of local exchange service and the provision of service via fixed wireless spectrum. Any violations of the regulations may subject us to enforcement penalties, including interest and penalties. Moreover, significant changes in the applicable laws or regulations imposed by any of these regulators could have a material adverse effect on our business, operating results and financial condition.

The FCC maintains a number of Universal Service Fund programs that are intended to ensure affordable telephone service for all Americans, including low-income consumers and those living in rural areas that are costly to serve, and ensure access to advanced telecommunications services for schools, libraries and rural health care providers. These programs, which currently total over $6 billion annually, are funded through contributions by interstate telecommunications carriers, which are generally passed through to their end-users. Currently, contributions to support the Universal Service Fund are assessed at a rate of approximately 10% of interstate and international end user telecommunications revenue. The FCC is actively considering a new contribution methodology based on telephone numbers, which could significantly increase Universal Service Fund contributions, and potentially affect the demand for certain telecommunications services. If a telephone number contribution methodology is adopted, it will likely apply to all wireline, wireless and VoIP service providers.

On May 23, 2006, the FCC designated our subsidiary in American Samoa as an eligible telecommunications carrier, or ETC. With this designation and because we provide service in rural areas, we are eligible to receive Universal Service Fund payments as of that date. We began receiving payments in November 2006 and expect payments to continue monthly thereafter for the foreseeable future. From November 2006 through the end of the calendar year, we received Universal Service Fund payments of $1,239,315 in the aggregate (in respect of the period May 23, 2006 until November 30, 2006). We expect this amount to increase to approximately $2.35 million in 2007, based on a full year of eligibility. Payments are calculated based on eligible subscribers that we had in the corresponding month of the prior year, based on rates that change every quarter. The FCC is considering changes in the structure and distribution methodology of its Universal Service Fund programs, the resolution of which could affect the amount of Universal Service Fund payments we receive in the future.

Seasonality

Our customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors specific to our target customer base. As a result, new sales activity is generally highest in the fourth quarter; however, our business is sensitive to promotional activity and competitive actions, which have the ability to outweigh the effects of seasonality.

Employees

As of March 1, 2007, we had 473 full time employees. We had 64 full time employees for our Samoas operations, including 16 working in network operations, 22 working in marketing, 13 working in customer service and 13 working in general administration. We had approximately 407 full time employees, collectively, in our Papua New Guinea, Fiji and other Pacific Island Nations operations, including 72 working in network operations, 58 in sales and marketing, 190 in customer service and 87 in administrative. We had two full time employees in North America working in general administration.

Recent Transactions

During the past six months, our management refined our strategy for growth through acquisitions, focusing on providers of telecommunications services, IT solutions and software in other geographic markets. We believe that the service delivery model we have established in the South Pacific can be established in other geographic markets where we can utilize the expertise and solutions we have developed in our existing markets, and benefit from the relationships with the partners we serve.

In furtherance of these aims, in 2006, we engaged an investment banking firm (an affiliate of our principal stockholder) to identify acquisition candidates. We have since then reviewed a number of acquisition candidates, proceeded with respect to Latin Node, Inc., a Florida corporation (“Latin Node”), as described below, and continue to consider certain others.

Our investment bankers introduced us to Latin Node, a provider of principally wholesale (and secondarily retail) advanced telecommunications services using VoIP technology, primarily to Latin America. Latin Node transports VoIP traffic, providing voice termination worldwide, using switches located in Miami and New Jersey. It owns its own network routes to 18 countries including Argentina, Canada, Chile, Colombia, Dominican Republic, El Salvador, Guatemala, México and Nicaragua. As a key provider in the international wholesale telecommunications industry, Latin Node currently switches approximately 2 billion minutes annually. Latin Node generated over $133 million in sales for the fiscal year ended June 30, 2006.

We believe that Latin Node has constructed a robust platform for the convergence of voice, data and video services using VoIP technology throughout its network and that it could provide us with an excellent telecommunications service delivery platform throughout major areas of Latin America. In February 2007, we decided to acquire control of Latin Node; however, any such change in control requires FCC approval. Given the routine delays which are encountered in the regulatory approval process, and in order to maintain Latin Node’s operational status quo (which required the funding of certain obligations), we provided a bridge loan to Latin Node (as described below).

We plan to seek out further opportunities to acquire or establish technology services and software distribution opportunities.

Latin Node Transaction

Effective February 16, 2007, we entered into a Preferred Stock Purchase Agreement (the “Stock Purchase Agreement”) with Latin Node, its majority-owned subsidiary Retail Americas VoIP, LLC, a Delaware limited liability company, and Jorge Granados, pursuant to which we agreed to purchase shares of Series A 10% Cumulative Convertible Preferred Stock of Latin Node (the “Series A Preferred Stock”) for an aggregate price of $20 million. The purchase price will be applied to the retirement of the Latin Node Note described below. The Series A Preferred Stock shall be convertible, in whole or in part, and at a conversion price of $2.50 per share, into shares of common stock of Latin Node representing 80% of the issued and outstanding shares of common stock of Latin Node. As holders of Series A Preferred Stock, we shall be entitled to elect two out of three directors of Latin Node. The closing of the Stock Purchase Agreement is subject to, among other things, obtaining the consent of the FCC to the change in control of Latin Node as contemplated by the Stock Purchase Agreement. The Stock Purchase Agreement further provides that we will lend an additional $5 million (less fees and expenses) to Latin Node on certain conditions. This further funding commitment is subject to Latin Node obtaining at least $5 million in senior debt financing from a reputable financial institution, as well as our entry into a satisfactory intercreditor agreement with the senior lender.

Bridge Loan to Latin Node

Effective February 16, 2007, we also entered into a Credit Agreement (the “Credit Agreement”) with Latin Node and its subsidiaries, pursuant to which we agreed to loan to them the principal sum of $20 million. The borrowers executed a Secured Promissory Note (the “Latin Node Note”) in our favor for the principal sum of $20 million with interest at an annual rate of 10% maturing on or before the earlier of the fourth anniversary of the execution date of the Latin Node Note, or demand by us following refusal by the FCC to approve the transaction described in the Stock Purchase Agreement (described above). The Latin Node Note requires that, prior to the maturity date, the borrowers pay to us the proceeds received pursuant to the terms of the Stock Purchase Agreement, less reasonable and customary closing costs approved by us, as well as all cash flow generated by the borrowers in excess of the borrowers’ reasonable and customary operating expenses. The Credit Agreement requires that, by June 16, 2007, the borrowers must pay down the principal due under the Latin Node Note to no more than $100,000. The Latin Node Note is secured by a security interest in certain of the assets of the borrowers and a pledge and security interest in all stock and securities issued to Latin Node by various of its subsidiaries.

Convertible Note Financing

In a related transaction, effective February 16, 2007, we entered into a Convertible Note Purchase Agreement with Stanford International Bank Ltd., our principal stockholder (“SIBL”), pursuant to which SIBL purchased from us a convertible promissory note in the amount of $25.3 million (the “Note”); and a warrant granting SIBL, and its assigns, the right to purchase up to 1,518,000 shares of our common stock. The Note has a four-year term, with all principal being due and payable at maturity, and bears interest at an annual rate of 10%, accruing from issuance and payable on the 24-month anniversary of the date of the Note and then quarterly thereafter. The Note will, at the option of SIBL, be convertible, in whole or in part, into shares of Series A Convertible Preferred Stock of Elandia at an initial conversion price of $5.00 per share, at such time as we amend our Certificate of Incorporation to authorize the issuance of preferred stock. We are required to use the proceeds solely for the purposes of providing the bridge loan (described above) to Latin Node and acquiring a controlling interest in Latin Node; refinancing the then outstanding indebtedness to SIBL in the amount of $3.3 million; and general working capital purposes. The Note is secured by the pledge of all of the shares of capital stock of Latin Node held by us at any time. The warrant is exercisable by SIBL and its assigns for seven years and has an exercise price of $5.00 per share. We also agreed to register the re-sale of the shares of common stock issuable upon exercise of the warrant and conversion of the Note and preferred stock pursuant to the terms of a Registration Rights Agreement entered into simultaneously with the Convertible Note Purchase Agreement. SIBL also agreed to provide an additional $5 million in convertible note financing within the next 12 months on certain conditions.

First Amendment

Effective April 11, 2007, we entered into a First Amendment to Convertible Note Purchase Agreement (the “First Amendment”). Pursuant to the First Amendment, SIBL agreed to expand the circumstances upon which the additional $5 million in convertible note financing under the Convertible Notes Purchase Agreement would be made available to us as well as the permitted uses of such funds to include the repayment of certain amounts due under our line of credit with ANZ Finance American Samoa, Inc. and ANZ America Samoa Bank (collectively, “ANZ”). The use of proceeds to be made available under SIBL’s commitment is limited to funding for Latin Node (so long as Latin Node has obtained at least $5 million in third-party debt financing), or repayment of the revolving loan portion of the ANZ facility maturing and not renewed (so long as there is no event of default under the loan agreement with ANZ).

Available Information

We are subject to the reporting requirements under the Exchange Act. As a result, we are filing annual reports, quarterly reports, proxy statements and other documents with the U.S. Securities and Exchange Commission (“SEC”) under the Exchange Act. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

Our website is located at http://www.elandiainc.com and is currently in development. Ultimately, we intend to make available free of charge, on or through the website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the SEC. Information contained on our website is not a part of this Annual Report or any other report filed with the SEC.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below, together with all of the other information in this Annual Report. If any of the following risks actually occurs, our business, financial condition and results of operations could suffer and the trading price of our common stock, when and if a market develops for our common stock, could decline.

Risks Related to Our Industry and Company

We may not be able to materially enhance the operating results of our operating subsidiaries as planned.

A key element of our business strategy is to improve the profitability of our operating subsidiaries and any subsequently acquired businesses. We face uncertainties in several geographic markets in which we do business. Our ability to improve profitability will be affected by various factors including:

•	our ability to increase the market share of the services and products that we offer and to obtain the right mix of services and products;

•	our ability to achieve operating efficiencies;

•	the level of continued demand for the services we offer;

•	our ability to expand the range of services that we offer and our ability to enter new markets successfully; and

•	our cost of, and ability to obtain, capital.

Many of these factors are beyond our control and our strategies may not be successful. In addition, in connection with future acquisitions, we expect to acquire intangible assets which, as a result of purchase accounting, must be amortized over future periods.

Another key component of our strategy is to operate on a decentralized basis, with local management retaining responsibility for day-to-day operations, profitability and the growth of the business. There can be no assurance that these individuals can operate effectively as the operations grow, face new challenges or endeavor to offer new services. Our subsidiaries are operating with management, sales and support personnel that may be insufficient to support growth in their respective businesses without significant central oversight and coordination. If proper overall business controls are not implemented, our decentralized operating strategy could result in inconsistent operations and financial practices.

We may not be able to run our businesses without the continuing efforts of our senior executives and we do not maintain key man life insurance on any of them.

Our future success may be dependent on:

•	Harry G. Hobbs, our President and Chief Executive Officer;

•	Michael J. Ah Koy, our President of Business Development and Vice President

•	Harley L. Rollins, our Chief Financial Officer, Secretary and Treasurer; and

•	Michael D. McCutcheon, Vice President and Chief Operating Officer – Pacific Operations.

We do not maintain “key man” life insurance covering any of our key personnel. Our success will depend to a significant extent upon the retention of these executives, their successful performance, and the ability of all personnel to work effectively together as a team.

We plan to acquire other businesses as a key part of our growth strategy and we do not know if we will be able to successfully integrate future acquisitions into our existing operations. Failure to manage these acquisitions and integrate these operations will result in decreased efficiency and increased costs.

As part of our strategy, we plan to pursue additional acquisitions of complementary businesses in the markets in which we have a presence and in other geographic markets. If we complete future acquisitions, we may be required to incur or assume additional debt and make capital expenditures which will cause us to be more highly leveraged, and may require us to issue additional equity which will dilute our existing stockholders’ ownership interest. Our ability to grow through acquisitions involves a number of additional challenges and risks, including the following:

•	the ability to identify appropriate acquisition candidates and obtain financing;

•	the possibility that we may not be able to successfully integrate the operations, personnel, technologies, products and services of the acquired companies in a timely and efficient manner;

•	the diversion of management’s attention from normal daily operations to negotiate acquisitions and integrate acquired businesses;

•	insufficient revenue to offset significant unforeseen costs and increased expenses associated with the acquisitions;

•	our entrance into markets in which we have little or no prior experience and where competitors have a stronger market presence;

•	incurrence or assumption of significant debt, contingent liabilities and amortization expenses; and

•	loss of key employees of the acquired companies.

We will require additional financing and do not know if it will be available at all or on commercially reasonable terms.

We require conventional lines of credit to finance our existing business and expect to require such financings in the future for certain acquired businesses. We will need to comply with the requirements of the associated loan documents and either renew expiring lines of credit or obtain replacement financing. Our existing revolving line of credit with ANZ matures on October 30, 2007. We must either obtain a renewal of this line of credit or replace it. To the extent that we do neither prior to the maturity date, we will be required to issue additional convertible notes to SIBL.

We currently intend to finance future acquisitions by using shares of our common stock, cash from borrowings or a combination of equity and cash. If potential acquisition candidates are unwilling to accept common stock as part or all of the consideration for the sale of their businesses, we may be required to utilize more borrowings, if available, in order to initiate and maintain our acquisition program. In addition, we will require substantial amounts of external financing to pursue our long-term business plan. We cannot assure you that adequate conventional financing will be available to us in the future.

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

We are a relatively small company with limited capitalization and we may not be able to compete successfully against our current and future competitors, many of which have significantly greater resources. Failure to compete effectively will result in loss of revenue and decreased profitability.

In general, the telecommunications industry is very competitive. Some of these competitors may be able to provide our target customers with lower rates, additional features, better service plans and additional benefits. Moreover, the industries in which we compete are experiencing rapid technological change, and we may lose customers if we fail to keep up with those changes. Some of our competitors have greater financial resources. As a result, they can invest more capital in technology development.

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

A reduction in the amount of Universal Service Fund payments we receive could have a negative impact on our business, revenue, and cash flow.

The FCC maintains a Universal Service Fund designed to ensure that all Americans have access to high quality and affordable telecommunications, including low-income consumers, those living in rural areas that are costly to serve, along with schools, libraries and rural health care providers. Since we provide services in geographically remote locations in American Samoa, we have received payments from the Universal Service Fund program since November 2006. We estimate that under current regulations we will receive payments of approximately $2.35 million in 2007 from the Universal Service Fund. However, the FCC is actively considering changes in the structure and distribution methodology of the Universal Service Fund programs and the resolution of these proceedings ultimately could adversely affect the amount of payments we receive in the future from the Universal Service Fund.

Recently enacted changes in the tax law and possible changes in the federal minimum wage could negatively impact our operations in American Samoa.

The economic stability of American Samoa’s private sector is heavily dependent upon locally operated canneries. Section 936 of the Internal Revenue Code, which exempts qualified American Samoa earnings from federal income tax, expired at the end of fiscal year 2006. In addition, American Samoa is currently exempt from the federal minimum wage established and maintained by the Fair Labor Standards Act; however, there has been controversy associated with this exemption and no assurance can be made that this will not change. It is not clear what impact, if any, the change in tax law, or any potential change in the federal minimum wage, will have on the canneries or the general economic stability of American Samoa; however, any change in the general economic stability of American Samoa could affect our operations there.

We may not be successful in increasing our customer base which would force us to change our business plans and likely increase our expenses.

We must increase our customer base for wireless services, Internet service and data services to generate the internal funds necessary to support growth. Many factors could prevent us from adding new customers or result in a net loss of customers, including:

•	competition in the wireless telecommunications market;

•	promotional activity by our competitors;

•	varying national economic conditions; or

•	seasonal trends in customer activity.

If we are unable to attract and retain a growing customer base, we will be forced to change our current business plans and financial outlook. This will likely increase our expenses and may preclude us from having sufficient funds to support our growth.

If we experience high rates of customer turnover or bad debt, our revenue will decrease and expenses associated with marketing will increase.

Customer turnover, frequently referred to as “churn,” is an important business metric in our wireless and Internet services businesses because it can have significant financial effects. Because we are mostly in the prepaid card business, we do not require wireless and Internet services subscribers to sign long-term commitments or pass a credit check. As a result, our service is available to a broader customer base than many other wireless providers. Some of our customers may be more likely to terminate their service or have their service terminated due to an inability to pay than the average industry customer. In addition, our rate of customer turnover may be affected by other factors, including the size of our calling areas, handset issues, customer care concerns, number portability and other competitive factors. Our strategies to address customer turnover may not be successful. A high rate of customer turnover would reduce revenue and increase the total marketing expenditures required to attract the minimum number of replacement customers required to sustain our business plan.

If we cannot effectively manage international operations, we may experience losses, both from foreign currency exchange rates and otherwise.

At the present time, most of our operations are conducted outside of North America. We anticipate that, for the foreseeable future, most of our revenue will be derived from sources outside of North America. The majority of revenue and costs from our international operations are denominated in the currencies of Papua New Guinea (the Kina) and Fiji (the Fiji Dollar). As a result, we may experience gains and losses resulting from fluctuations in foreign currency exchange rates. We have not undertaken foreign exchange hedging transactions and are completely exposed to foreign currency transaction risk for all of our operations outside American Samoa.

Our international operations are generally subject to a number of additional risks, including:

•	protectionist laws and business practices favoring our competitors;

•	greater difficulty or delay in accounts receivable collection;

•	difficulties in staffing and managing foreign operations;

•	political and economic instability;

•	the ability to obtain, transfer, or maintain licenses required by governmental entities with respect to the combined business; and

•	compliance with evolving governmental regulation.

We serve markets that are less developed than North America, lack certain infrastructure and have lower standards of living. We depend upon continuing increases in the standard of living in these markets in order to achieve meaningful levels of growth.

We have identified material weaknesses in our internal controls over financial reporting. If we do not remediate all of these material weaknesses, we will have difficulty obtaining financing and investors may lose confidence in our securities.

A “material weakness” is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with the evaluation of our disclosure controls and procedures as related to the acquisitions we consummated in 2006, we have concluded that certain material weaknesses in our accounting and financial reporting departments exists with respect to internal control over financial reporting and our ability to issue accurate and timely financial reports, consistent with requirements under the generally accepted accounting principals of the United States of America (“U.S. GAAP”). These material weaknesses are primarily attributable to the geographic distances between our operating locations, limited staffing levels and our staff’s limited familiarity with reporting requirements under U.S. GAAP and the SEC. The lack of an internal auditor and the existence of other material weaknesses could result in errors in our financial statements. We may incur substantial costs in addressing these material weaknesses we expect that we will have to devote significant resources to rectify any internal control deficiencies. While we plan to remediate these material weaknesses by the second half of 2007, if we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly and we may be unable to obtain additional financing to operate and expand our business.

We may incur substantial expense ensuring that our internal controls over financial reporting complies with the requirements of the Sarbanes-Oxley Act of 2002.

Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to do a comprehensive evaluation of their internal control over financial reporting. To comply with this statute, we will be required to document and test our internal control over financial reporting. Our management will be required to assess and issue a report concerning our internal control over financial reporting, commencing with our Annual Report on Form 10-K for the year ended December 31, 2007. In addition, our independent registered public accounting firm will be required to attest to and report on management’s assessment in our Annual Report for the year ended December 31, 2008. If we fail to properly assess and/or achieve and maintain the adequacy of our internal controls, there is a risk that we will not comply with all of the requirements imposed by Section 404. Moreover, effective internal controls are necessary to help prevent financial fraud. Any of these possible outcomes could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could harm our business and could negatively impact the market price of our securities.

Some of our directors and officers reside outside the United States and substantially all of our assets are outside the United States. As a result, it may be difficult, if not impossible, to effect service of process or enforce judgments against us or our management.

Some of our directors and officers reside outside of the United States. As a result, it may not be possible to effect service on such persons in the United States or to enforce, in foreign courts, judgments against our officers and directors obtained in U.S. courts and predicated on the civil liability provisions of the Federal securities laws of the United States. Furthermore, a large percentage of our assets are located outside the United States, and, as such, any judgment obtained in the United States against us may not be collectible within the United States. It will also be difficult to enforce judgments obtained in the United States against us or our management.

Rapid changes in technology and markets could require substantial expenditure of financial and other resources in excess of contemplated levels, and any inability to respond to those changes could render our inventory obsolete and reduce our market share.

The telecommunications industry is experiencing significant technological changes, and our ability to execute our business plans and compete depends upon our ability to develop and deploy new products and services. The development and deployment of new products and services could require substantial expenditure of financial and other resources, in excess of currently contemplated levels. If we are not able to develop new products and services to keep pace with technological advances and if those products and services are not widely accepted by customers, our ability to compete could be adversely affected and our market share could decline.

Any failure of our managed services, which requires us to protect our customers’ infrastructure and equipment, could lead to significant costs and disruptions that could reduce our revenue and harm our business reputation.

Our business depends on providing customers with highly reliable service. In our managed services business, we must also protect our customers’ infrastructure and their equipment. The managed services we provide are subject to failure resulting from numerous factors, including:

•	human error;

•	physical or electronic security breaches;

•	fire, earthquake, flood and other natural disasters;

•	fiber cuts;

•	power loss;

•	sabotage and vandalism; and

•	failure of business partners who provide our resale products.

Problems at one or more data centers, whether or not within our control, could result in service interruptions or significant equipment damage. If our customers suffer a loss of service or we fail to meet service level commitment obligations, we will be subject to financial penalties and the loss of confidence of our customers which could consequently impair our ability to obtain and retain customers and to generate revenue.

Furthermore, we are dependent upon Internet service providers, telecommunications carriers and other website operators in the South Pacific, the United States, Asia and elsewhere, some of which have experienced significant system failures and electrical outages in the past. If, for any reason, these providers fail to provide the required services, users of our services may in the future experience difficulties due to system failures unrelated to our systems and services. This may cause our customers to lack confidence in our services and seek other providers.

The geographic regions in which we offer wireless service are susceptible to severe weather and natural disasters. Disruptions to our wireless service may result in significant repair costs and customer dissatisfaction.

Our ability to provide wireless service on a continuous basis is essential to the efficient and profitable operation of our business. We conduct wireless operations in regions that are vulnerable to significant damage or destruction from severe weather or natural disasters, such as tsunamis and hurricanes, that can destroy our infrastructure and the local economies. Any damage to our wireless networks, equipment or facilities could interrupt our business operations, impair our ability to serve customers and result in significant repair costs. The recovery time following such natural disasters could be significant due to the lack of services and materials in the geographic regions we serve. Furthermore, the volcanic terrain of certain of these islands increases the difficulties of repair following natural disasters.

The current political situation in Fiji may have a negative impact on our operations.

Over the past 20 years, Fiji has been the subject of considerable political tensions between ethnic Fijians who make up approximately one-half of the population and ethnic Indians who make up less than one-half. In December 2006, Fiji’s military commander seized control of the country, marking the fourth coup in two decades. The military takeover adds to concerns about political instability in Fiji and the other Pacific Island Nations. These concerns may affect travel in Fiji and the other Pacific Island Nations, currency exchange rates and the overall economic condition. These recent political events and subsequent developments may have a negative impact on our business.

We operate in areas with a limited experienced workforce. As a result, the loss of key personnel and the difficulty attracting and retaining qualified personnel could make it more difficult for us to service our customers.

We believe our success depends heavily on the contributions of our employees and on maintaining an experienced workforce. We also have key employees on each of the island markets that we service who are part of the local culture and are highly trained to perform their technical duties. The loss or unavailability of any of these individuals and particularly the cumulative effect of such losses, may make it more difficult for us to effectively manage and operate our business.

We may be subject to product liability claims or a loss of revenue generally as a result of the risks associated with wireless handsets and the associated product liability, health and safety issues.

Media reports have suggested that the use of wireless handsets may be linked to various health concerns, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Malfunctions have caused at least one major handset manufacturer to recall certain batteries used in its handsets. We do not manufacture the equipment sold by us and generally rely on our suppliers to provide us with safe equipment. Our suppliers are required by applicable law to manufacture their products to meet certain governmentally imposed safety criteria; however, even if the products we sell meet the regulatory safety criteria, we could be held liable for the products we sell if they are later found to have design or manufacturing defects. We generally have indemnification agreements with the manufacturers who supply us with products to protect us from direct losses associated with product liability, but we cannot guarantee that we will be fully protected against all losses associated with a product that is found to be defective.

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

We rely heavily on third parties to provide specialized services. Failure by such parties to provide the agreed services at an acceptable level could limit our ability to provide services and/or cause customer dissatisfaction, either of which could result in reduced revenue.

We depend heavily on suppliers and contractors with specialized expertise in order for us to efficiently operate our business. In the past, our suppliers, contractors and third-party retailers have not always performed at the levels we expect or at the levels required by their contracts. If key suppliers, contractors or third-party retailers fail to comply with their contracts, fail to meet our performance expectations or refuse to supply us in the future, our business could be severely disrupted. Generally, there are multiple sources for the products we purchase; however, some suppliers are our exclusive sources for specific products. Our business could be substantially disrupted if we were required to replace the products or services of one or more major, specialized suppliers with products or services from another source, especially if the replacement became necessary on short notice. In particular, in connection with our telecommunications and data communications businesses, we are materially dependent on satellite companies to provide long distance connections. Our principal managed services customer is under agreement with IBM Global Services Australia, which has subcontracted with us to provide a turn-key service. In connection with our business solutions, we depend upon IBM, Hewlett-Packard and Canon, among others.

We may be subject to claims of infringement regarding telecommunications technologies that are protected by patents and other intellectual property rights. These claims would be costly and time consuming to defend.

Telecommunications technologies are typically protected by a wide array of patents and other intellectual property rights. There has been substantial litigation in the telecommunications and related industries regarding intellectual property rights, and from time-to-time third parties may claim infringement by us of their intellectual property rights. Our use of a broad range of technologies, particularly VoIP and wireless technologies, increases the likelihood that third parties may claim infringement by us of their intellectual property rights. If we were found to be infringing on the intellectual property rights of any third-party, we could be subject to liabilities for such infringement, which could be material. We could also be required to refrain from using or selling certain services or products, either of which could have a material adverse effect on our business and operating results. We generally have indemnification agreements with the manufacturers and suppliers who provide us with the equipment and technology that we use in our business to protect us against possible infringement claims, but we cannot guarantee that we will be fully protected against all losses associated with an infringement claim. Whether or not an infringement claim was valid or successful, could divert management’s attention away from our business, involve us in costly and time-consuming litigation, require us to enter into royalty or licensing agreements (which may not be available on acceptable terms, if at all), or require us to redesign our business operations or systems to avoid claims of infringement.

Regulation by government agencies may increase our costs of providing service or require us to change our services.

Our operations are subject to varying degrees of regulation by the FCC and local regulatory agencies and legislative bodies. Adverse decisions or regulations of these regulatory bodies could limit our ability to conduct business or increase our costs of doing business. Governmental regulations and orders can significantly increase our costs and affect our competitive position compared to other telecommunications providers. We are unable to predict the scope, pace, or financial impact of regulations and other policy changes that could be adopted by the various governmental entities that oversee portions of our business.

Declines in our operating performance could ultimately result in an impairment of our indefinite-lived assets, including goodwill, or our long-lived assets, including property and equipment, which could reduce our operating results and the value of these assets on our balance sheet.

We assess potential impairments to our long-lived assets, including property and equipment and certain intangible assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We assess potential impairments to indefinite-lived intangible assets, including goodwill and wireless licenses, annually and when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. If we do not achieve our planned operating results, this may ultimately result in a non-cash impairment charge related to our long-lived assets and our indefinite-lived intangible assets. A significant impairment loss could significantly reduce our operating results and the carrying value of our goodwill or wireless licenses and/or our long-lived assets on our balance sheet.

Risks Related to Ownership of Our Common Stock

Our shares of common stock have not yet begun trading and you may find it difficult to dispose of your shares of our stock, which could cause you to lose all or a portion of your investment in our company.

No trading in shares of our common stock has begun and we expect to have only a limited trading market in the foreseeable future. As a result, you may find it difficult to dispose of shares of our common stock and you may suffer a loss of all or a substantial portion of your investment in our common stock.

Our common stock may be covered by SEC “penny stock” rules which may make it more difficult for you to sell or dispose of our common stock.

Our common stock is covered by an SEC rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and “accredited investors,” which are generally institutions with assets in excess of $5 million, or individuals with net worth in excess of $1 million or annual income exceeding $200,000 or $300,000 collectively with their spouse. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities, and also may affect the ability of purchasers of our stock to sell their shares in the secondary market. It may also diminish the number of broker-dealers that may be willing to make a market in our common stock, and it may affect the level of news coverage we receive.

Trading prices for securities of telecommunications companies have historically been volatile. As a result, the trading price of our common stock is likely to be subject to wide fluctuations.

Factors affecting the trading price of our common stock may include, among other things:

•	variations in our operating results;

•	announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;

•	changes in investors’ and analysts’ perception of the business risks and conditions of our business;

•	general economic or political conditions;

•	acquisitions and financings including the issuance of substantial number of shares of our common stock as consideration in acquisitions;

•	the high concentration of shares owned by a few investors;

•

sale of a substantial number of shares held by the existing stockholders in the public market, including shares issued upon exercise of outstanding options or upon the conversion of our convertible notes;

•	general conditions in the telecommunications industry; and

•	market conditions in our industry and the economy as a whole.

The interests of our controlling stockholders could conflict with those of our other stockholders resulting in the approval of corporate actions that are not necessarily in the best interest of the other stockholders.

Our principal stockholder, SIBL, owns or controls beneficially approximately 60.5% of our common stock. As a result, SIBL is able to influence the outcome of stockholder votes, including votes concerning amendments to our charter and bylaws, and the approval of significant corporate transactions like a merger or sale of our assets. SIBL is able, with another substantial stockholder with whom it has a voting agreement, to control the election of our Board of Directors. This controlling influence could have the effect of delaying or preventing a change in control, even if our other stockholders believe it is in their best interests.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease approximately 2,302 square feet for our corporate headquarters located at 1500 Cordova Road, Suite 312, in Fort Lauderdale, Florida. We currently rent the premises on a month-to-month basis.

With respect to our international operations, we also lease certain facilities in American Samoa, Australia, Fiji, New Zealand, Papua New Guinea, Samoa, the Solomon Islands, Tonga and Vanuatu.

We believe that our facilities are suitable and adequate, that they are being appropriately utilized in line with past experience and that they have sufficient capacity for their present intended purposes. We continuously review our anticipated requirements for facilities and, on the basis of that review, may from time to time acquire or lease additional facilities and dispose of existing facilities.

ITEM 3.	LEGAL PROCEEDINGS

On February 6, 2006, an action was commenced against us in the Sixth Judicial Circuit Court in Pasco County, Florida, by Cornerstone Businesses, Inc., a plaintiff in a complaint based on a subcontractor agreement between the plaintiff and Midwest Cable Communications of Arkansas, Inc., our former principal operating subsidiary. The plaintiff seeks relief based upon claims of breach of contract, tortious interference with a contractual right, tortious interference with a business relationship and fraud and negligent misrepresentation. The relief sought includes unspecified monetary damages, including pre-judgment interest. It is not possible at this time to predict the outcome of the legal matter and what effect, if any, it would have on us.

From time to time, we are involved in various other legal matters. At December 31, 2006, management does not believe that any pending matters (except as disclosed above) are material.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is currently no established public trading market for our common stock.

Holders

As of April 13, 2007, there were 13,087,314 shares of common stock issued and outstanding. As of that date, there were 366 stockholders of record of our common stock.

Dividends

We have never paid any cash dividends and do not anticipate paying any cash dividends in the foreseeable future. Instead we intend to retain any future earnings for reinvestment. Our Board of Directors will make any future determination as to the payment of dividends at its discretion, and its determination will depend upon our operating results, financial condition and capital requirements, general business conditions and such other factors that the Board of Directors considers relevant. In addition, our loan agreement with ANZ prohibits us from paying cash dividends or making other distributions on our common stock without the prior consent of ANZ.

Recent Sales of Unregistered Securities

In December 2005, the Board of Directors adopted a Director compensation policy. Among other things, the policy provides that each independent director will receive a number of shares of common stock equal in value to $25,000 in their initial year of service and is entitled to receive additional shares of common stock equal in value to $12,500 each year thereafter. As a result, for directorial services in 2006, we issued 6,000 shares of common stock to each of the following persons: Sir James M. Ah Koy, Richard M. Gozia, Osmo A. Hautanen and Winston Thompson. The shares were issued in consideration for services rendered to us. These shares were exempt from registration under the Securities Act in reliance on Section 4(2) of that Act.

In January 2006, pursuant to the merger between us and AST, we issued 4,225,726 shares of common stock in exchange for all of the issued and outstanding membership interests of AST. These shares were exempt from registration under the Securities Act in reliance on Section 4(2) of that Act.

In February 2006, pursuant to an arrangement under Section 128 of the New Brunswick Business Corporations Act we issued 4,085,126 shares of common stock to the stockholders of Datec in exchange for their shares of Datec. These shares were exempt from registration under the Securities Act in reliance on Section 3(a)(10) of that Act.

Issuer Purchases of Equity Security

No purchases of our equity securities were made by or on behalf of us in fiscal 2006.

ITEM 6.	SELECTED FINANCIAL DATA

The following sets forth our selected consolidated financial data, which has been derived from our audited consolidated financial statements. The information contained herein gives effect to two acquisition transactions.

On January 31, 2006, we consummated a merger with AST, pursuant to which we acquired AST, a provider of wireless telephone services in American Samoa. This acquisition was accounted for as a common control merger (similar to a pooling) for the majority membership interest owned by our debtor-in-possession lender, Stanford Venture Capital Holdings, Inc., an affiliate of SIBL (“SVCH”). The remaining 35% interest is accounted for using the purchase method of accounting. Accordingly, both the financial information contained within this Annual Report and the discussion below include the operations of AST from the beginning of each respective reporting period.

On February 1, 2006, we consummated a plan of arrangement under the laws of New Brunswick, Canada, whereby we acquired the operating subsidiaries of Datec. The acquisition has been accounted for as a purchase business combination. As a result, the consolidated financial statements included elsewhere within this Annual Report include the operating subsidiaries of Datec from February 1, 2006, the effective date of the acquisition, through December 31, 2006. The information which has been presented on a combined basis is not necessarily indicative of our financial position of our company had the acquisition of the operation of Datec occurred at the beginning of each period or our financial results as they may be in the future.

We hold a 50% interest in Datec PNG over which we exert management influence and guarantee a portion of that company’s debt. Datec PNG provides technology products, Internet access services and IT solutions to large corporate organizations. Datec PNG has an overdraft facility account with a maximum borrowing limit of $1,707,000. This overdraft facility account is secured by the assets of Datec PNG. Accordingly, we are expected to absorb a majority of the expected losses and therefore it has been consolidated in accordance with Financial Accounting Standard Board (“FASB”) Interpretation No. 46(R). “Consolidation of Variable Interest Entities,” as revised.

The following is a summary of certain financial data for Datec PNG as of December 31, 2006, and from February 1, 2006 (effective date of acquisition) to December 31, 2006:

Revenue	$28,137,339
Net income (after tax and minority interest)	254,201
Total assets	16,925,979
Total liabilities	5,449,094

The financial statements should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and related notes thereto in Item 8 of this Annual Report and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Annual Report.

STATEMENT OF OPERATIONS DATA	Year Ended December 31,		From September 15, 2004 to December 31, 2004 (Successor Company)	From January 1, 2004 to September 14, 2004 (Predecessor Company)
	2006	2005
Revenue	$48,034,599	$7,841,770	$2,060,419	—
Costs and expenses				—
Cost of revenue	24,567,666	3,466,160	942,508	—
Operating expenses	9,229,143	999,007	316,399	—
General and administrative expenses	13,171,329	4,688,238	1,533,673	—
Depreciation and amortization	2,338,809	547,385	145,464	—
Amortization - intangible assets	1,630,813	—	—	—

Total costs and expenses	50,937,760	9,700,790	2,938,044	—

Operating loss	(2,903,161)	(1,859,020)	(877,625)	—
Operating (expense) income
Interest expense	(742,937)	(1,713,206)	(145,101)	(341,668)
Other	46,292	—	—
Gain on sale – leaseback – related party	326,454	—	—
Foreign exchange transaction gain	442,579	—	—
Reorganization items	—	—	—	(596,250)
Gain on extinguishment of debt and other bankruptcy items	—	—	—	2,968,675
Loss on abandonment of equipment	—	—	—	(887,395)
Fresh start accounting adjustments	—	—	—	4,631,022

Total other income (expense)	72,388	(1,713,206)	(145,101)	5,774,384

(Loss) income before income tax expense and minority in net profits	(2,830,773)	(3,572,226)	(1,022,726)	5,774,384
Income tax expense	(1,079,490)	—	—	—
Minority interest in net profit after tax	(1,201,744)	(317,236)	(86,606)	—

(Loss) income from continuing operations	(5,112,007)	(3,889,462)	(1,109,332)	5,774,384
Loss from discontinued operations	(8,188)	(6,884,217)	(2,103,501)	(3,950,931)

Net (loss) income	$(5,120,195)	$(10,773,679)	$(3,212,833)	$1,823,453
Basic and diluted income (loss) from continuing operations per common share	(0.41)	(0.53)	(0.15)	2.69
Basic and diluted loss from discontinued operations per common share	(0.00)	(0.94)	(0.29)	(1.84)

Basic and diluted net loss per common share	$(0.41)	$(1.47)	$(0.44)	$0.85

Weighted and average number of shares outstanding, basic and diluted	12,579,198	7,320,235	7,207,521	2,146,500
Other comprehensive loss, net of tax
Net (loss) income	$(5,120,195)	$(10,773,679)	$(3,212,833)	$1,823,453
Foreign currency translation adjustment	354,948	—	—	—

Comprehensive (loss) income	$(4,765,247)	$(10,773,679)	$(3,212,833)	$1,823,453

	As of December 31,
	2006	2005
BALANCE SHEET DATA
Working capital deficiency	$(4,830,980)	$(3,806,103)
Property and equipment, net	8,966,083	5,784,190
Total assets	42,657,554	9,084,298
Total liabilities	23,103,290	19,381,296
Total stockholders’ equity (deficiency)	18,218,344	(11,335,589)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion should be read in conjunction with the information contained in our audited consolidated financial statements and the related notes thereto, appearing elsewhere herein.

The information contained herein gives effect to the following two acquisition transactions. On January 31, 2006, we consummated a merger with AST, pursuant to which we acquired AST, a provider of wireless telephone services in American Samoa. This acquisition was accounted for as a common control merger (similar to a pooling) for the majority membership interested owned by SVCH. The remaining 35% interest is accounted for using the purchase method of accounting. Accordingly, the financial information contained within this Annual Report and the discussion below both include the operations of AST from the beginning of each respective reporting period.

On February 1, 2006, we consummated a plan of arrangement under the laws of New Brunswick, Canada, whereby we acquired the operating subsidiaries of Datec. This acquisition has been accounted for as a purchase business combination. As a result, the consolidated financial statements included elsewhere within this Annual Report include the operating subsidiaries of Datec from February 1, 2006, the effective date of the acquisition, through December 31, 2006. However, for purposes of comparison, the discussion below includes the financial information of Datec (on a pro-forma basis) as if the acquisition had been completed at the beginning of each reporting period, e.g., January 1, 2005 and January 1, 2006 for the years ended December 31, 2005 and 2006, respectively. The information which has been presented on a combined basis is not necessarily indicative of the financial position of our company had the acquisition of the Datec operating subsidiaries occurred at the beginning of each period or the financial results of our company as they may be in the future.

Overview

We are a holding company that acts, through our operating subsidiaries, as a provider of telecommunications services, IT solutions and software. We offer a range of telecommunications services, IT solutions and software products in locations which we believe represent underserved geographic markets. The products and services we offer in each of these markets vary depending on the infrastructure, existing telecommunication systems and the needs of the local economy.

We generate revenue from the sale of wireless, data delivery and services as well as technology products (both software and peripheral products). We also generate revenue from fees providing services to assist our customers in implementing customized business solutions. To a lesser extent, we generate reverse toll fees by providing other wireless service providers with the ability to use our network to facilitate calls into the regions we serve that the other wireless service providers do not otherwise serve.

We currently generate revenue from three different geographic segments. An overview of the segment results is provided herein and in Note 15 of our consolidated financial statements in Item 8 of this Annual Report. Segment results presented in this item and in Note 15 of our consolidated financial statements are not necessarily indicative of the results of operations these segment would have achieved had they operated as stand-alone entities during the periods presented.

Our analysis presented below is organized to provide the information we believe will be useful for understanding the relevant trends going forward; however, this discussion should be read in conjunction with our consolidated financial statements and the notes thereto in Item 8 of this Annual Report.

Performance Measures

In managing our operations and assessing our financial performance, management supplements the information provided by financial statement measures with several customer–focused performance metrics, including:

Average Revenue Per Customer, or ARPU

This is a telecommunications industry metric that measures service revenue divided by the weighted average number of customers, divided by the number of months during the period being measured. Management uses ARPU to identify average revenue per customer per month, to track changes in average customer revenue over time, to help evaluate how changes in our business, including changes in our service offerings and fees, affect average revenue per customer, and to forecast future service revenue. In addition, ARPU provides management with a useful measure to compare our subscriber revenue to that of other wireless communications providers. We believe investors use ARPU primarily as a tool to track changes in average revenue per customer and to compare per customer service revenue to those of other wireless communications providers.

Minutes of Use, or MOU

MOU measures minutes of use within a given period. MOU is a non-GAAP financial measure. A non-GAAP financial measure is a numerical measure of a company’s financial performance or cash flows that (i) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the consolidated balance sheet, consolidated statement of operations or consolidated statement of cash flows, or (ii) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented.

Churn

This is a telecommunications industry metric that measures customer turnover, is calculated as the number of customers that disconnect from our services divided by the weighted average number of customers divided by the number of months during the period being measured. Management uses churn to measure customer turnover and customer retention over time and to help evaluate how changes in our business affect customer retention. In addition, churn provides management with a useful measure to compare our customer turnover activity to that of other wireless communications providers. We believe investors use churn primarily as a tool to track changes in our customer retention over time and to compare our customer retention to that of other wireless communications providers.

Revenue Per Employee

This is a metric that takes the total revenue for a period divided by the total number of employees in the business. Management uses revenue per employee as an efficiency and growth gauge across diverse geographic areas with differing economic conditions. Monthly changes to revenue per employee also gives insight into total staffing requirements for any particular country in which we operate.

Stable Revenue

This is a metric which calculates services revenue as a percentage of total cost excluding cost of revenue for product sales. Stable revenue consists of all sources of revenue excluding product revenue. The basis for this measurement is that product revenue are seasonal and variable whereas service revenue are more consistent as they are based on contracted revenue streams such as ISP revenue, services projects and maintenance and support to customers. Stable revenue is an important measure in determining the amount of non-contract or non-recurring revenue that must be sold to achieve profitability.

PC and Server Revenue

This is a series of measurements which tracks the total amount of PC and server based sales for a particular period and as a total percentage of product sales. This metric is used to pinpoint overall trends in our product sales business from consumer purchases to business or government based purchases. Due to the increasing pressure on our operating margins from competition, this metric is useful in determining how resources will be allocated among our product sale vendors and our internal support staff.

Management also measures the performance of operations by analyzing our increase or decrease in the number of customers during any particular period.

We analyze this information periodically through operating reviews which include detailed discussions, proposed investments in new business opportunities or property and integration and cost reduction efforts. Measuring these key performance indicators is an important tool that our management uses to make operational decisions. These tools enable our management to make more informed, better and quicker decisions about the allocation of costs and resources which, we believe, can help us improve our performance.

Critical Accounting Policies and Estimates

Use of Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount of uncollectible accounts receivable, the amount to be paid for the settlement of liabilities of discontinued operations, the amount to be paid for tax liabilities, accrued expenses, the amount of costs capitalized in connection with the wireless licenses and the amount allocated to contract rights, customer lists and goodwill in connection with the acquisitions along with the estimated useful lives for amortizable intangibles and property and equipment. Actual results could differ from those estimates.

Making estimates about revenue recognition and cost estimates on our production contracts requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect on the financial statements of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results regarding estimates of our revenue and cost associated with long-term contracts could differ materially from our estimates.

Revenue Recognition

We generate our revenue by the sale of prepaid and postpaid phone cards for our wireless telephone services, providing information technology services and related products, and the sale of products at our retail stores located in Fiji and Papua New Guinea. Prepaid phone revenue represents phone cards which are paid up front by the subscriber and revenue is recognized as deferred until such time as the minutes are used by such subscriber. Revenue from postpaid phone cards is also recognized as the minutes are used, however, the customer is billed on a monthly basis. Software development and information technology support services are recognized ratably on a monthly basis over the term the contract. Software development and system integration under time and material contracts are recognized as services are rendered. All revenue is recognized net of discounts, returns and allowances.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our subscribers to make required payments and for paid subscriptions that are cancelled and refunded or charged back by the subscriber. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the current credit-worthiness of each customer. Although results of prior estimates have been in line with management’s expectations, should the financial condition of our subscribers deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets (three years for computer equipment, including capitalized software and development costs, and five years for furniture and fixtures). Leasehold improvements are amortized on a straight-line basis over the shorter of the respective lease term or the estimated useful life of the asset.

Goodwill and Other Intangible Assets

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires companies to stop amortizing goodwill and certain other intangible assets with indefinite useful lives. Instead, goodwill and other intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life).

Upon the adoption of SFAS No. 142 in the first quarter of 2002, we stopped the amortization of goodwill and certain other intangible assets with indefinite useful lives, and completed the required transitional fair value impairment test on goodwill and certain other intangible assets, the results of which had no impact on our financial statements. Based upon annual impairment tests as of December 31, 2006 and December 31, 2005 and the period from September 15, 2004 to December 31, 2004, no impairment was indicated for our goodwill and intangible assets with indefinite lives.

Business Concentrations and Credit Risk

Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable. We maintain all our cash and cash equivalents in five financial institutions. We perform periodic evaluations of the relative credit standing of these institutions. Our customers are primarily concentrated in the South Pacific. We perform ongoing credit evaluations, generally do not require collateral, and establish an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. To date, actual losses have been within management’s expectations.

Income Taxes

We account for our income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets or liabilities of a change in tax rates is recognized in the period that the tax change occurs. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized.

Results of Operations - The Samoas

Effective January 31, 2006, we acquired AST, a provider of wireless telephone services in American Samoa. The acquisition was accounted for as a common control merger (similar to pooling) for the majority membership interest owned by SVCH. The remaining 35% interest is accounted for using the purchase method of accounting. Accordingly, the consolidated financial statements included with this Annual Report and summarized below include the operations of AST from the beginning of each respective reporting period.

Prior to the acquisition of the remaining 35% minority interest in AST (January 31, 2006), we have recorded a minority interest in the net profits of AST in our statement of operations which is attributable to the minority membership interest.

During 2005, we experienced problems in the Samoas. During this period, total revenue increased, however, our operating income and net income decreased significantly. This resulted from a lack of emphasis on our service revenue which generate higher margins rather than product sales. In addition, the administrator of the “e-Rate” program, a program to provide discounted fiber connectivity and Internet services to 29 public schools and a library on the Island Tutuila, stopped making payments when an audit revealed several problems unrelated to our services. In light of the delays in receiving payments, we do not record revenue until actual payment is received. We also experienced a significant increase in general and administrative expenses, resulting from, among other things, the merger of AST.

In light of the issues experienced in 2005, in 2006 we undertook an evaluation of our business. We have taken steps to address these issues, including focusing on service revenue, terminating non-productive employees and reducing general and administrative expenses. We implemented an aggressive marketing and advertising campaign in an effort to increase subscribers. We also initiated the process to receive our ETC designation.

As a result of our efforts, in May 2006, we received our ETC designation required under the Universal Service Fund. This fund was created by the FCC to ensure that all Americans have access to high quality and affordable telecommunications, including low-income consumers, those living in rural areas that are costly to serve, and schools, libraries and rural health care providers. The Universal Service Fund is funded through contributions by interstate telecommunications carriers, which are generally passed through to their end-users. Since we have an ETC designation and because we provide service in rural areas, we are eligible to receive payments from the Universal Service Fund as of the date of our ETC designation. We received our initial payment in November 2006 and expect payments to continue on a monthly basis. In November and December 2006, we received an aggregate of $1,239,315 in respect of the period from May 23, 2006 through November 30, 2006. This rate of payment is adjusted quarterly. Also the payments are calculated based on the number of eligible subscribers in the corresponding month of the prior fiscal year. Based on an estimated 15,000 average number of eligible subscribers in American Samoa and the current rate of payments per subscriber of $13.13 per month (which rate is subject to adjustment quarterly), we should receive $2.35 million in payments during 2007 from the Universal Service Fund without incurring any substantial additional cost.

The following table sets forth, for the years indicated, consolidated statements of operations information and information from our consolidated statements of operations expressed as a percentage of revenue.

	Year Ended December 31,
	2006		2005		2004
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
Revenue	$9,872,911	100.0%	$7,841,770	100.0%	$7,393,836	100.0%
Cost of Revenue	4,580,196	46.4	3,466,160	44.2	2,829,416	38.3
Expenses	4,193,893	42.5	3,414,953	43.5	2,281,075	30.9
Amortization of Intangibles	392,381	4.0	—	—	—	—

Operating Income	706,441	7.2	960,657	12.3	2,283,345	30.9
Other Income (Expense)	(213,985)	(2.2)	(54,269)	(.7)	(2,396)	—

Net Income	$492,456	5.0%	$906,388	11.6%	$2,280,949	30.8%

Comparison of Year Ended December 31, 2006 to Year Ended December 31, 2005

Revenue. In the Samoas, we derive revenue from our wireless services, our data delivery services, equipment sales and service and long distance toll fees that we charge other telecommunications providers who need to access our networks.

	Year Ended December 31,		Change
	2006	2005	Amount	Percent
Revenue:
Wireless	$5,043,377	$5,774,890	$(731,513)	(12.7)%
Data delivery	868,147	327,570	540,577	165.0
Equipment sales and service	2,003,333	1,049,528	953,805	90.9
Long distance reverse toll fees	718,740	689,782	28,958	4.2
Universal Service Fund program	1,239,316	—	1,239,316	—

Total	$9,872,913	$7,841,770	$2,031,143	25.9%

We attribute the decrease in our wireless revenue to the reduction of our local and international long distance rates per minute. This was done in an effort to maintain a competitive pricing structure in the face of decreasing rates from our competitor. In addition, continued efforts to reduce our bad debt exposure by terminating certain clients and moving other clients from our postpaid services to our prepaid services resulted in the loss of customers who did not meet our modified credit criterion.

The increase in data delivery revenue results from our ability to provide better, faster service and, as result, attract new customers. In addition, in 2006, we had our first full year of revenue from our agreement with American Samoa Department of Education (“DOE”) to provide discounted or “e-Rate,” fiber connectivity and Internet services to 29 public schools and a library on the Island of Tutuila. We anticipate that this revenue will continue to increase for some time, although we believe that there is a limited market for these services in this geographic region.

We attribute the increase in our equipment sales revenue primarily to the growing customer base in our information technology products, software and services.

In April 2006, we discontinued services with one of our long distance carriers and commenced services with a new carrier which resulted, initially, in a decrease of reverse toll fees. However, since April 2006, our new carrier has continuously increased the traffic through our network. As a result, our reverse toll fees increased over April 2006 levels through the end of the year.

In November 2006, we also began receiving payments under the Universal Service Fund program as previously described.

Costs and Expenses

	Year Ended December 31,		Change
	2006	2005	Amount	Percent
Costs and Expenses:
Cost of revenue – wireless	$3,045,035	$2,655,775	$389,260	14.7%
Cost of revenue – equipment sales and service	1,535,161	810,385	724,776	89.4
Operating expenses	1,215,581	999,007	216,574	21.7
General and administrative	2,004,856	1,903,515	101,341	5.3
Depreciation	973,456	512,431	461,025	90.0
Amortization – intangible assets	392,381	—	392,381	N/A

Total	$9,166,470	$6,881,113	$2,285,357	33.2%

We attribute the increase in cost of revenue for wireless services primarily to the additional cell sites and switching circuits, channelized T1 lines and fiber that were added in 2005 to accommodate the “e-Rate” contract and to accommodate additional large data service contracts. Despite this increase, management decreased the local and international rates charged to customers in order to attract additional customers. As a result, the cost of revenue for our wireless services, which was 46.0% of our revenue for the year ended December 31, 2005, increased to 60.4% of wireless revenue for the year ended December 31, 2006.

We attribute the increase in cost of revenue for equipment sales and service to an increase in the number of customers subscribing to our wireless services and a significant increase in equipment sales. Despite the increase in cost of revenue in connection with equipment sales and service, the cost as a percentage of revenue decreased slightly from 77.2% for the year ended December 31, 2005, to 76.6% for the year ended December 31, 2006.

Operating expenses increased at a slightly slower rate than revenue. We anticipate that our operating expenses will continue to increase as we hire additional personnel to address our growing subscriber base and to handle the audit requirements, filing requirements and compliance issues related to being a public company.

General and administrative expenses decreased as a percentage of total revenue in 2006 as compared to 2005. The increase in general and administrative expenses was primarily due to increases in professional fees associated with registering as a public company.

Depreciation increased as a result of the completion of projects that were previously in construction. Amortization expense increased as a result of the amortization of intangibles purchased in our AST acquisition in February 2006.

Net Income. While revenue with respect to our operations in the Samoas increased, our net income declined. This resulted, in part, from the increased revenue for equipment sales from which we typically generate lower margins, and decreased revenue from prepaid and postpaid wireless, from which we generate higher margins. In addition, increases in amortization and depreciation contributed significantly to the decrease in our net income from this segment, offset by the Universal Service Fund revenue of $1,239,315 that commenced in November 2006 (following our designation as an ETC in May 2006).

Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004

Revenue

	Year Ended December 31,		Change
	2005	2004	Amount	Percent
Revenue:
Wireless	$5,774,890	$5,871,362	$(96,472)	(1.6)%
Data and data delivery	327,570	97,792	229,778	235.0
Equipment sales and service	1,049,528	839,665	209,863	25.0
Long distance reverse toll fees	689,782	585,017	104,765	17.9

Total	$7,841,770	$7,393,836	$447,934	6.1%

We attribute the decrease in our wireless revenue to the reduction of our international long distance and local rates per minute in an effort to maintain a competitive pricing structure in the face of decreasing rates from our competitor. In addition, continued efforts to reduce our bad debt exposure by terminating certain clients and moving other clients from our postpaid services to our prepaid services resulted in the loss of customers who did not meet our modified credit criterion.

Data delivery began to increase in 2005, in large part, as a result of our agreement with the DOE to provide discounted or “e-Rate,” fiber connectivity and Internet services to 29 public schools and a library on the Island of Tutuila. This contract commenced in August 2005 and data delivery revenue for the year ended December 31, 2005, increased as a result. We did not have this revenue source in the year ended December 31, 2004.

We attribute the increase in our equipment sales revenue primarily to the growing customer base in our information technology products, software and services.

Costs and Expenses

	Year Ended December 31,		Change
	2005	2004	Amount	Percent
Costs and Expenses:
Cost of revenue – wireless	$2,655,775	$2,160,227	$495,548	22.9%
Cost of revenue – equipment sales and service	810,385	669,189	141,196	21.1
Operating expenses	999,007	731,669	267,338	36.5
General and administrative	1,903,515	1,172,059	731,456	62.4
Depreciation	512,431	216,565	295,866	136.6

Total	$6,881,113	$4,949,709	$1,931,404	39.0%

We attribute the increase in cost of revenue for wireless services primarily to the addition of cell sites and switching circuits, the addition of channelized T1 lines and fiber to accommodate the “e-Rate” contract. As a result, the cost of revenue for our prepaid and postpaid wireless services, which was 36.8% of our wireless revenue for the year ended December 31, 2004, increased to 46.0% of wireless revenue for the year ended December 31, 2005.

We attribute the increase in cost of revenue for equipment sales and service to an increase in the number of customers subscribing to our wireless services and an increase in equipment sales. Despite the increase in cost of revenue in connection with equipment sales and service, the cost as a percentage of revenue decreased from 79.7% for the year ended December 31, 2004, to 77.2% for the year ended December 31, 2005.

We attribute the increases in operating expenses and general and administrative expenses primarily to significant increases in legal and professional fees, expenses due to hiring of new personnel and computer support agreements for our billings.

Depreciation increased as a result of the completion of projects that were previously in construction.

Net Income. While revenue with respect to our operations in the Samoas increased, our operating and net income declined. This resulted, in part, from the increased revenue for equipment sales, from which we typically generate lower margins, and decreased revenue from prepaid and postpaid wireless, from which we generate higher margins. In addition, an increase in depreciation contributed to a reduction in net income from this segment.

Performance Measures

In managing our operations and assessing our financial performance in The Samoas, management supplements the information provided by financial statement measures with several customer-focused performance metrics that are internally used to manage our business. The following table contains the key operating data.

	Year Ended December 31,
	2006	2005	2004
Average revenue per user (ARPU) per month	$27.30	$34.21	$47.84
Minutes of use	38,376,492	35,553,809	30,278,229
Churn	3.2%	2.5%	3.9%
Number of customers at end of period	18,162	15,780	12,354
Revenue per employee	$85,789	$124,473	$138,955

ARPU has declined over the last three years. These amounts do not include a full year of Universal Service Fund program payments ($13.13 per subscriber per month), the first receipt of which (for several months) began in November 2006. We attribute the decline in ARPU per month primarily to a reduction in local and long distance rates, which was done in an attempt to attract new customers and to promote customer loyalty and retention in the face of stiff competition.

For the year ended December 31, 2006, minutes of use increased by 7.9% as compared to the year ended December 31, 2005. We attribute this to an increase in the number of subscribers as well as the decrease in local rates, resulting in an increase in volume of calls and minutes. We do anticipate that, through effective local and international rate pricing, combined with attractive phone apparatus pricing, we will achieve increased usage from our customers.

Churn increased in 2006 as compared to 2005 despite a significant decrease from 2004 to 2005. We attribute the 2006 increase in churn to our continuing efforts to reduce our bad debt exposure by terminating services of certain past due customers. In addition, our competitor has increased its marketing and promotional efforts and improved its overall network coverage, which has contributed to increased migration. We are attempting to decrease our churn rate through efforts to improve our network coverage and aggressive marketing campaigns.

The number of customers has increased steadily over the last three years. We attribute this increase to our aggressive marketing promotions. This, coupled with an attractive local rate reduction, has incentivized new customers to activate service with us.

Management also reviews the measure of revenue per employee to evaluate the efficiency of our operations. Revenue per employee is calculated by dividing total revenue, less revenue from reverse toll fees, by the weighted average headcount. For the years ended December 31, 2006, 2005 and 2004, revenue per employee decreased in each calendar year. The decrease in revenue per employee suggests that we increased our headcount during 2005 too rapidly, especially in view of the pricing reductions that occurred during 2005. As a result, management is currently evaluating our staff and taking steps to improve efficiency. Management believes that revenue per employee will increase as we find the correct balance between our customer base and employees and begin to more efficiently manage our American Samoa operations.

Results of Operations—Papua New Guinea

The following table sets forth, for the years indicated, consolidated statements of operations information and information from our consolidated statements of operations expressed as a percentage of revenue.

	Year Ended December 31,
	2006		2005		2004
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
Revenue	$29,813,798	100.0%	$25,470,396	100.0%	$20,642,937	100.0%
Cost of Revenue	16,289,813	54.6	13,208,238	51.8	10,224,679	49.5
Expenses	10,789,881	36.2	9,655,147	37.9	8,935,934	43.3
Amortization of Intangibles	947,543	3.2	—	—	—	N/A

Operating Income	1,786,561	6.0	2,607,011	10.2	1,482,324	7.2
Other Income (Expense)	681,134	2.3	203,574.8		(162,582)	(.8)

Income Before Income Tax	2,467,695	8.3	2,810,585	11.0	1,319,742	6.4
Income Tax Expense	(909,474)	(3.1)	(997,793)	(3.9)	(529,487)	(2.6)
Minority Interest	(1,252,882)	(4.2)	(906,396)	(3.6)	(395,128)	(1.9)

Net Income	$305,339	1.0%	$906,396	3.6%	$395,127	1.9%

Comparison of Year Ended December 31, 2006 to Year Ended December 31, 2005

Revenue. In this operating segment, we derive revenue from product sales, IT solutions and data delivery. Product sales revenue refers to all computer hardware, communications hardware, consumables and commercial off-the-shelf software sold through our retail locations or by our direct sales force. IT solutions refers to support provided to our clients by our hardware engineers, software analysts, architects, developers and staff for new or existing software, hardware, systems, or applications. Data delivery refers to our ISP and data network infrastructure services to customers in Papua New Guinea.

	Year Ended December 31,		Change
	2006	2005	Amount	Percent
Revenue:
Product sales	$18,291,095	$15,153,613	$3,137,482	20.7%
IT solutions	5,735,624	5,531,290	204,334	3.7
Data delivery	5,787,079	4,785,493	1,001,586	20.9

Total	$29,813,798	$25,470,396	$4,343,402	17.1%

We attribute the increase in product sales revenue primarily to increased demand for battery backup power solutions, PCs, peripherals and consumable products such as printer toner and paper. We expect that the demand for PC related hardware and consumables will continue to increase; however, management intends to focus on increasing sales of IT solutions, which produce a higher margin for us.

We attribute the increase in data delivery revenue to an increase in the volume of data utilized by our ISP customers. Customers are charged on a data usage model and any increase in data volume correlates to an increase in revenue.

Costs and Expenses

	Year Ended December 31,		Change
	2006	2005	Amount	Percent
Costs and Expenses:
Cost of revenue –product sales	$14,791,309	$12,066,471	$2,724,838	22.6%
Cost of revenue- data delivery	1,498,504	1,141,767	356,737	31.2
Operating expenses	5,169,497	4,565,071	604,426	13.2
General and administrative	4,539,571	4,195,790	343,781	8.2
Depreciation and amortization	1,080,813	894,286	186,527	20.9
Amortization of intangibles	947,543	—	947,543	N/A

Total	$28,027,237	$22,863,385	$5,163,852	22.6%

Cost of revenue for product sales increased at a slightly higher rate than revenue for product sales. Cost of revenue for data delivery increased at a significantly higher rate than revenue for data delivery. This emphasizes our need to focus on increasing IT solutions revenue, for which we generate higher margins.

For the year ended December 31, 2006, operating expenses increased, however, at a slightly lower rate than revenue. As a result, for the year ended December 31, 2006, operating expenses represented 17.3% of total revenue, as compared to 17.9% of total revenue for the year ended December 31, 2005. General and administrative expenses also increased; however, at a lower rate than revenue. As result, these expenses represented 16.5% for the year ended December 31, 2005 and 15.2% for the year ended December 31, 2006 of total revenue. We expect that these expenses will continue to increase; however, we will continue our efforts to reduce them as a percentage of revenue.

Depreciation increased as a result of an increase in depreciation allocated to the leasehold improvements made to the Lae office. Amortization increased because of the intangibles purchased from Datec in February 2006.

Net Income. During the year ended December 31, 2006, our net income declined. The decline results in large part from the significant increase in amortization of intangibles.

Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004

Revenue

	Year Ended December 31,		Change
	2005	2004	Amount	Percent
Revenue:
Product sales	$15,153,613	$11,842,372	$3,311,241	28.0
IT solutions	5,531,290	4,902,798	628,492	12.8
Data delivery	4,785,493	3,897,767	887,726	22.8

Total	$25,470,396	$20,642,937	$4,827,459	23.4%

We attribute the increase in product sales revenue primarily to an increase in retail activity as a result of the upgrade of our retail facilities, a major mid-range server system upgrade for the largest bank in the country and a government contract to provide computer hardware.

We attribute the increase in IT solutions to growth in revenue from cabling projects and an increase in work under maintenance and support contracts for ATMs and mid-range servers.

We attribute the increase in data delivery revenue to a full-year of billing for one major outsourcing agreement, which commenced in mid-2004, organic growth within the ISP and an increase in the number of leased ATMs deployed.

Costs and Expenses

	Year Ended December 31,		Change
	2005	2004	Amount	Percent
Costs and Expenses:
Cost of revenue—product sales	$12,066,471	$9,305,387	$2,761,084	29.7%
Cost of revenue—data delivery	1,141,767	919,292	222,475	24.2
Operating expenses	4,565,071	3,979,408	585,663	14.7
General and administrative	4,195,790	4,075,041	120,749	3.0
Depreciation and amortization	894,286	881,485	12,801	1.5

Total	$22,863,385	$19,160,613	$3,702,772	19.3%

The increases in the cost of revenue correspond in large part to the increases in revenue. Cost of revenue for product sales continued to represent 79.6% of revenue and cost of revenue data delivery continued to represent 23.9% of data delivery revenue.

While operating expenses increased, they decreased as a percentage of revenue. In the year ended December 31, 2004, operating expenses were 19.3% of revenue, while for the year ended December 31, 2005, operating expenses decreased to 17.9% of revenue. Similarly, general and administrative expenses as a percentage of revenue decreased from 19.7% to 16.5% for the same periods.

During the year ended December 31, 2005, other income increased primarily due to gains from currency fluctuations in Papua New Guinea.

Net Income. Similarly, net income increased by approximately the same amount and for the same reasons.

Performance Measures

In managing our operations and assessing our financial performance in Papua New Guinea, management supplements the information provided by financial statement measures with several customer–focused performance metrics that are internally used to manage our business. The following table contains the key operating data:

	Year Ended December 31,
	2006	2005	2004
Revenue per employee	$127,409	$113,707	$100,208
Stable revenue	93%	91%	85%
Total PC revenue	$3,313,152	$2,454,158	$2,016,468
Total server revenue	$574,335	$1,497,544	$766,402
Total PC and server revenue as a percentage of total product revenue	21%	26%	24%

Revenue per employee has steadily increased in this segment. Management regularly evaluates our staff in order to continue to improve our efficiency and increase revenue per employee.

Total PC revenue increased as a result of a government contract signed in 2006; however, this contract is not a long-term contract and only created revenue for the year ended December 31, 2006. We will need to find additional sources of PC revenue in order for this trend to continue.

We attribute the significant decrease in total server revenue to the fact that there were several one-time sales of large servers which were sold to the Bank of South Pacific in 2005, and there was no comparable sale in 2006. Higher sales in servers and PCs generally result in more opportunities to sell service contracts and peripheral products. As a result, management continues to focus on PC and server sales.

Decreasing PC and server revenue as a percentage of total product revenue, with all other factors being constant, means that we are generating more IT solutions revenue. Since IT solutions revenue generates a higher profit margin, this is a positive development.

Results of Operations—Fiji and other Pacific Island Nations

Our operations in Fiji and the other Pacific Island Nations (particularly Fiji) have underperformed for the past two years, resulting in losses from operations. In part, this results from the fact that, in Fiji, we operate in an increasingly competitive, low-margin environment for peripheral equipment. In 2004 and 2005, we spent significant resources on several strategic initiatives, which were not successful. Moreover, in those periods, we were forced to incur an inventory write-down when certain inventory became obsolete. Finally, when several new competitors entered the market, management did not respond quickly by taking steps such as reducing our overall cost structure. Management is taking steps to address the issues that contributed to the significant losses in our operations (particularly Fiji). We expect that the results of these changes will not begin to be reflected in our financial results of operations until the first quarter of 2007.

The following table sets forth, for the years indicated, consolidated statements of operations information and information from our consolidated statements of operations expressed as a percentage of revenue.

	Year Ended December 31,
	2006		2005		2004
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
Revenue	$11,071,730	100.0%	$12,139,130	100.0%	$17,310,855	100.0%
Cost of Revenue	5,140,914	46.4	7,276,054	59.9	9,822,006	56.7
Expenses	7,470,388	67.5	7,441,400	61.3	7,910,971	45.7
Amortization of Intangibles	290,889	2.6	—	—	—	—

Operating Loss	(1,830,461)	(16.5)	(2,578,324)	(21.2)	(422,122)	(2.4)
Other Income (Expense)	(52,830)	(0.5)	15,013	0.1	(371,294)	(2.1)
Income Tax Expense	(221,272)	(2.0)	(633,636)	(5.2)	(243,168)	(1.4)
Minority Interest	—	N/A	(6,820)	(0.1)	120,175	(0.7)

Net Loss	$(2,104,563)	(19.0)%	$(3,203,767)	(26.4)%	$(916,409)	(5.3)%

Comparison of Year Ended December 31, 2006 to Year Ended December 31, 2005

Revenue. In this operating segment, we derive revenue from product sales and IT solutions. We do not currently provide ISP and data network infrastructure to customers in Fiji and other Pacific Island Nations.

	Year Ended December 31,		Change
	2006	2005	Amount	Percent
Revenue:
Product sales	$5,960,541	$7,718,316	$(1,757,775)	(22.8)%
IT solutions	5,111,189	4,420,814	690,375	15.6

Total	$11,071,730	$12,139,130	$(1,067,400)	(8.8)%

The decrease in product sales results from increased competition in the market and our failure to adjust rapidly enough by shifting our focus to higher margin products and IT solutions that also typically provide us with greater margins. The increase in IT solutions was a result of our expansion in the other Pacific Island Nations.

Costs and Expenses

	Year Ended December 31,		Change
	2006	2005	Amount	Percent
Costs and Expenses:
Cost of revenue – product sales	$4,698,521	$7,004,906	$(2,306,385)	(32.9)%
Cost of revenue – IT solutions	442,393	271,148	171,245	63.2
Operating expenses	3,421,435	2,545,768	875,667	34.4
General and administrative	3,687,573	4,121,887	(434,314)	(10.5)
Depreciation and amortization	361,380	773,745	(412,365)	(53.3)
Amortization of intangibles	290,889	—	290,889	N/A

Total	$12,902,191	$14,717,454	$(1,815,263)	(12.3)%

The significant decrease in cost of product sales resulted from a significant decrease in product sales. The margin on product sales increased from the year ended December 31, 2005 to the year ended December 31, 2006, as a result of a one time stock write down in the amount of approximately $450,000 in the third quarter of 2005.

During the year ended December 31, 2006, the cost of IT solutions increased as a result of a one time services contract awarded in Australia requiring contracted IT solutions staff. As a result, cost of IT solutions as a percentage of revenue increased from 6.1% for the year ended December 31, 2005 to 8.7% for the year ended December 31, 2006.

During the year ended December 31, 2006, general and administrative costs decreased despite increases in rent expenses due to increased temporary rental requirements in Australia and audit fees due to the increased frequency of audits. However, there were decreases in the majority of general and administration expenses attributable to our initial efforts to resolve the identified operational problems within this segment.

For the year ended December 31, 2006, costs and expenses in connection with our Fiji operations decreased by 12.3% while revenue decreased by 7.2%. These results reflect our initial efforts to resolve the identified operational problems.

Net Loss. During the year ended December 31, 2006, our net loss decreased $1,099,204 or 34.3%, compared to the year ended December 31, 2005. We attribute this decrease to the reduction of overall operating expenses and the one time stock write down in 2005.

Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004

Revenue

	Year Ended December 31,		Change
	2005	2004	Amount	Percent
Revenue:
Product sales	$7,718,316	$11,083,677	$(3,365,361)	(30.4)%
IT solutions	4,420,814	6,227,178	(1,806,364)	(29.0)

Total	$12,139,130	$17,310,855	$(5,171,725)	(29.9)%

The decrease in product sales results from increased competition from several new competitors who re-sold products in the market and our failure to adjust our focus to higher margin products and IT solutions which typically provide us with greater margins. The decrease in IT solutions results from the cessation of operations of a former New Zealand subsidiary.

Costs and Expenses

	Year Ended December 31,		Change
	2005	2004	Amount	Percent
Costs and Expenses:
Cost of revenue—product sales	$7,004,906	$9,198,255	$(2,193,349)	(23.8)%
Cost of revenue—IT solutions	271,148	623,751	(352,603)	(56.5)
Operating expenses	2,545,768	3,270,178	(724,410)	(22.2)
General and administrative	4,121,887	4,044,712	77,175	1.9
Depreciation and amortization	773,745	596,081	177,664	29.8

Total	$14,717,454	$17,732,977	$(3,015,523)	(17.0)%

The decrease in cost of revenue for product sales resulted from the significant decrease in product sales. The difference in the percentage decrease in product sales revenue and percentage decrease in cost of revenue represents the profit margin.

The decrease in cost of revenue for IT solutions resulted from a reduction in using third-party sources for training resources.

General and administrative costs increased due to one time provisions for bad debts and stock write-downs in Fiji.

Depreciation and amortization increased due to the accelerated depreciation of leased computer equipment.

For the year ended December 31, 2005, total costs and expenses in connection with our Fiji operations decreased by 17.0% while revenue decreased by 29.9%. The decrease in operating expense resulted from the closure of a former New Zealand operation and restructuring of the sales division in Fiji. We did not respond quickly to decreasing revenue by, among other things, decreasing costs and expenses.

Net Loss. During the year ended December 31, 2005, our net loss increased $2,287,358, or 249.6%, compared to the year ended December 31, 2004. We attribute this increase to the decrease in total revenue by 29.9%, which resulted primarily from the ceased operations of a former New Zealand subsidiary. Operating expenses also deceased as a result of ceased operations, however only by 17%. Additionally our net loss was affected by an increase in our income tax expense due to dividend and management fees received in Fiji.

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

	Year Ended December 31,
	2006	2005	2004
Revenue per employee	$63,631	$69,765	$74,420
Stable revenue	63%	58%	65%
Total PC revenue	$1,287,624	$1,225,328	$3,100,617
Total server revenue	$983,030	$987,016	$940,480
Total PC and server revenue as a percentage of total product revenue	38%	29%	36%

Revenue per employee has steadily declined over the last three years. We attribute the decline to steady declines in revenue and our failure to respond timely by, among other things, reducing staffing levels. Staffing levels through this period remained constant until the first quarter of 2007, at which time we made staffing reductions representing approximately 25% of the total staff expense.

For the year ended December 31, 2006, stable revenue increased to 63% from 58% in the same period in 2005. We attribute this to an increase in our IT solutions revenue due to contracted services in Australia and New Zealand and the decrease in total operating expenses excluding cost of revenue for product sales. The decrease in stable revenue for the year ended December 31, 2005 compared to the same period in 2004 was attributed to the closure of the New Zealand-based subsidiary that was predominantly a service based company and generated professional revenue.

PC revenue increased slightly (5%) for the year ended December 31, 2006, when compared to the same period for 2005. This increase is attributable to increased sales related to various projects in Vanuatu, Samoa and the Solomon Islands. These were one-time projects and will not result in recurring revenue. The effects of significantly increased competition for products, which began in 2005, continued in 2006. During 2005, a number of our distributors in Fiji ended their affiliation with us and became competitors. This caused a substantial decline in PC revenue from the level achieved in 2004.

Total server revenue has remained relatively flat since 2004, with a minimal increase between 2004 and 2005. The number of units sold in 2006 decreased by approximately 26% from 2005 levels, due in large part to an increase in the price of servers in 2006. In 2004, we sold a higher volume of servers; however, the average unit price was lower. Overall, the trend is to a decreasing number of servers being sold and lower prices per server as more competitors enter the market. Management must address this negative trend; however, there is only a limited number of servers that can be sold in this market. As a result, management is continuing its efforts to find other sources of revenue in this market.

PC and server revenue as a percentage of total product sales increased from 29% for the year ended December 31, 2005 to 38% for the same period in 2006. This trend confirms that the sales growth of other peripheral products is decreasing while PC sales and server revenue is becoming a larger percentage of total revenue. We believe that this is a negative trend, and we intend to address this issue by increasing sales of higher margin products and services as well as reducing expenses.

Results of Operations—North America, including The Caribbean

Through December 2006, our primary assets within this segment were two wireless telecommunication licenses. In January 2007, we sold our wireless telecommunications license for Bloomington, Illinois. The sales price was $2,750,000, which was paid to us in cash. We hold our FCC license in the U.S. Virgin Islands for sale. If this license is not sold, management intends to evaluate commercial opportunities in this market.

Comparison of Year Ended December 31, 2006 to Year Ended December 31, 2005

The following table sets forth certain financial data for the period indicated.

	Year Ended December 31,		Change
	2006	2005	Amount	Percent
Revenue	$—	$—	$—	—
Costs and Expenses	3,456,020	2,819,676	636,344	22.6%

Operating Loss	(3,456,020)	(2,819,676)	(636,344)	22.6
Other Expenses	(284,485)	(1,658,938)	1,374,453	(82.9)

Loss from Continuing Operations	(3,740,505)	(4,478,614)	(738,109)	(16.5)
Loss from Discontinued Operations	(8,188)	(6,884,217)	(6,876,029)	(99.9)

Net Loss	$(3,748,693)	$(11,362,831)	$(7,614,138)	(67.0)

Costs and Expenses. During the year ended December 31, 2006, costs and expenses represent corporate overhead and general and administrative expenses associated with the acquisitions of Datec and AST.

Other Expense. During the year ended December 31, 2006, other expenses decreased significantly. This was primarily as a result of the debt contributed to capital by an affiliate of our major stockholder.

Loss From Discontinued Operations. Our significant decrease in loss from discontinued operations results from our disposition of these assets in late 2005.

Net Loss. Our net loss for the year ended December 31, 2006, decreased significantly as compared to our net loss for the year ended December 31, 2005. This is attributable to our complete reorganization and change in business focus.

Comparison of Year Ended December 31, 2005 to Periods Ended December 31, 2004

	For the Year Ended December 31, 2005	From September 15, 2004 to December 31, 2004 (Successor Company)	From January 1, 2004 to September 14, 2004 (Predecessor Company)
Revenue	$—	$—	$—

General, selling and administrative expenses	2,819,676	1,125,072	—

Operating loss	(2,819,676)	(1,125,072)	—

Other (expense) income
Interest expense
(includes $1,645,207 of related party interest)	(1,658,938)	(145,101)	(341,668)
Reorganization items (including legal and trustee fees)	—	—	(596,250)
Gain on extinguishment of debt and other bankruptcy items	—	—	2,968,675
Loss on abandonment of equipment	—	—	(887,395)
Fresh-start accounting adjustments	—	—	4,631,022

Loss from continuing operations	(4,478,614)	(1,270,173)	5,774,384

Discontinued operations	(1,363,294)	(2,103,501)	(3,950,931)
Reorganization value impairment	(4,626,730)	—	—
Gain on sale of subsidiaries and settlement of debt	965,314	—	—
Loss on sale of machinery and equipment	(1,859,507)	—	—

Loss from discontinued operations	(6,884,217)	(2,103,501)	(3,950,931)

Net (loss) income	$(11,362,831)	$(3,373,674)	$1,823,453

General, Selling and Administrative Expenses. Included in general, selling and administrative expenses were salaries and wages received by management as well as legal, accounting and other professional services. Also included in general, selling and administrative expenses for year ended December 31, 2005 was $1,065,592 of non-cash stock compensation.

Interest Expense. During the year ended December 31, 2005, interest expense was $1,658,938. From September 15, 2004 to December 31, 2004 (Successor Company), interest expense was $145,101. For the period from January 1, 2004 to September 14, 2004 (Predecessor Company) interest expense was $341,668. The increase for the year ended December 31, 2005, as compared to prior periods, was due to the increased amount of debt incurred by us to fund our operations in 2005.

Other Income. Other income for the period from January 1, 2004 to September 19, 2004 (Predecessor Company) consisted of expenses and income adjustments relating to the bankruptcy.

Discontinued Operations. This increase in loss from discontinued operations for the year ended December 31, 2005 was due to management’s efforts to reduce overhead expenses as part of the plan to discontinue certain of our operations. Our future plans are to generate income from our recently completed mergers with Datec and AST and selling or otherwise utilizing our PC license in the U.S. Virgin Islands.

Reorganization Value Impairment. During the year ended December 31, 2005, we recorded a significant reorganization value impairment charge. As part of our decision to discontinue certain of our operations and sell all equipment associated with our discontinued operations, we determined that the value of the machinery and equipment listed on our financial statements had been permanently impaired. Upon emerging from bankruptcy during September 2004, we determined and attributed the reorganization value primarily to our construction equipment. The reorganization value was determined using various valuation methods including:

•	reviewing historical financial information;

•	comparing the company and our projected performance to the market values of comparable companies;

•	performing industry precedent transaction analysis; and

•	considering certain economic and industry information relevant to the operating business.

While the discounted cash flow approach was one of the three approaches used to determine reorganization value, it was not the sole method used in the determination. This use of multiple approaches is consistent with methods used to determine value in most purchase business combinations.

Loss on sale of machinery and equipment. During the year ended December 31, 2005, we entered into an agreement to sell all of our machinery and equipment previously used in our discontinued operations. In conjunction with this sale, we recorded a loss of $1,859,507.

Net Loss. During the year ended December 31, 2005, our net loss was as a result of discontinued operations.

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from operations and cash from external financing arrangements, including a revolving line of credit facility of up to $5 million from ANZ and a commitment to purchase up to $5 million of convertible notes from us by SIBL, our largest stockholder.

Operating Activities. Cash used in operating activities amounted to $3,068,980 during the year ended December 31, 2006, compared to cash provided by operating activities of $496,596 during the year ended December 31, 2005. The decrease can be attributed primarily to an increase in net loss from continuing operations and the repayment of accounts payable.

Investing Activities. During the year ended December 31, 2006, cash used in investing activities was $2,445,681, compared to cash used in investing activities of $1,229,251 during the year ended December 31, 2005. Approximately 40% of this increased expenditure in 2006 resulted from significant purchases of telecommunications equipment to increase our network capacity and data facilities in American Samoa.

Financing Activities. During the year ended December 31, 2006, cash provided by financing activities was $6,404,316, compared to $222,862 provided by financing activities in the year ended December 31, 2005. During the year ended December 31, 2006, we received proceeds of $3.3 million from a financing provided by SIBL, as well as our line of credit from ANZ. These funds were used to fund operations as well as retire long-term debt and capital lease obligations.

The following table illustrates the principal balance of our contractual obligations and commercial contingent commitments as of December 31, 2006, and includes the effects of the transactions and amendments discussed above that occurred during the year ended December 31, 2006.

	Payments Due by Period
	Total	Less Than 1 year	1-3 years	4-5 years	After 5 years
Contractual obligations:
Revolving loan	$4,050,000	$4,050,000	$—	$—	$—
Note payable – related party	3,300,000	3,300,000	—	—	—
Operating leases	4,569,551	1,190,398	2,306,477	320,086	752,590
Capital leases	173,151	133,813	39,337	—	—
Real estate mortgage	790,416	59,780	219,587	183,991	327,057

Total contractual cash obligations	$12,883,118	$8,733,991	$2,565,401	$504,077	$1,079,647

For the year ended December 31, 2006, we incurred a net loss of $5,120,195 and as of December 31, 2006, we had a working capital deficiency of $4,830,980.

On May 23, 2006, we received our ETC designation in connection with the FCC’s Universal Service Fund. Once we received this designation because we provide service in rural areas, we became entitled to receive payments from the Universal Service Fund. Based on an estimated 15,000 average number of eligible subscribers in American Samoa and the current rate of payments per subscriber of $13.13 per month (which rate is subject to adjustment quarterly), we should receive $2.35 million in payments during 2007 from the Universal Service Fund without incurring any substantial additional cost. We received our initial payment in November 2006 and expect payments to continue on a monthly basis. In November and December 2006, we received an aggregate of $1,239,315 in respect of the period from May 23, 2006 through November 30, 2006. The FCC is considering changes in the structure and distribution methodology of its Universal Service Fund programs, which could affect the amount of payments we receive in the future.

On October 30, 2006, AST (our wholly-owned subsidiary) entered into a Loan Agreement with ANZ, pursuant to which ANZ committed to provide up to $5.8 million in financing. Of this amount, $800,000 is in the form of a term loan and $5 million is in the form of a revolving loan. We, and certain of our domestic and South Pacific subsidiaries, are guarantors of the obligation. The loan is principally secured by substantially all of our assets and operations in American Samoa, Fiji, New Zealand, Samoa and the United States. The term loan bears interest at the rate of 1.25% above the prime rate. The revolving loan bears interest at the rate of 1.0% above the prime rate. Unborrowed amounts under the revolving loan incur a commitment fee equal to 0.50% per annum. Payments of principal and interest under the term loan are due on the first day of every month with final payment due on October 30, 2015. The revolving loan is due on October 30, 2007. Since the revolving loan becomes due on October 30, 2007, it is classified as a current liability. We expect that the revolving line will be renewed by ANZ at or prior to its maturity. At closing, the full amount available under the term loan and $3.4 million under the revolving loan was borrowed and the proceeds from the ANZ loan were used to repay the amounts due under AST’s previously outstanding line of credit with the Bank of Hawaii and for working capital. As of December 31, 2006, we had borrowed $4,050,000 of the $5 million available under the revolving loan. The balance of the revolving loan is available for general working capital purposes.

Effective February 16, 2007, we entered into a Convertible Note Purchase Agreement with SIBL pursuant to which SIBL purchased from us a convertible promissory note in the principal amount of $25.3 million and a warrant granting to SIBL, and its assigns, the right to purchase up to 1,518,000 shares of our common stock. The note has a four-year term, with all principal being due and payable at maturity, and bears interest at an annual rate of 10%, accruing from issuance and payable on the 24-month anniversary of the date of the note and then quarterly thereafter. The note will, at the option of SIBL, be convertible, in whole or in part, into shares of Series A Convertible Preferred Stock of Elandia at an initial conversion price of $5.00 per share, at such time as we amend our Certificate of Incorporation to authorize the issuance of preferred stock. We are required to use the proceeds solely for the purposes of providing the bridge loan (previously described) to Latin Node and acquiring a controlling interest in Latin Node; refinancing the then outstanding indebtedness to SIBL in the amount of $3.3 million; and general working capital purposes. The Note is secured by the pledge of all of the shares of capital stock of Latin Node held by us at any time. The warrant is exercisable by SIBL and its assigns for seven years and has an exercise price of $5.00 per share. We also agreed to register the re-sale of the shares of common stock issuable upon exercise of the warrant and conversion of the Note and preferred stock pursuant to the terms of a Registration Rights Agreement entered into simultaneously with the Convertible Note Purchase Agreement.

SIBL also agreed to provide, on certain conditions, an additional $5 million in convertible note financing. The use of proceeds under this facility is limited to funding for Latin Node (but only if Latin Node obtains at least $5 million in third-party debt financing before April 11, 2008), or repayment of the revolving loan portion of the ANZ facility maturing if it is not renewed, but only if there is no event of default under the Loan Agreement with ANZ.

Consummation of the Convertible Note Purchase Agreement with SIBL in February 2007 violated certain restrictions contained in the continuing guaranty we executed in connection with the ANZ Loan Agreement and gave rise to an event of default. We requested that ANZ consent to the transaction and waive the restrictions. On April 17 , 2007, we received ANZ’s consent to the transactions and waiver of the restrictions, along with a waiver of certain other events of default with respect to certain financial covenants.

We believe that the plans and actions put in place during 2006 to reduce expenses in Fiji and the other Pacific Island Nations, along with the anticipated full year effect of payments from the Universal Service Fund program associated with wireless telecommunications services in American Samoa, the anticipated cash flow from operations in Papua New Guinea, and proceeds of the sale of the Bloomington, Illinois wireless license, will result in consolidated positive cash flow during 2007. In addition, in early 2007, we obtained $30.3 million financing and commitments from a major stockholder. Of the $30.3 million, $20 million was used in making a bridge loan to Latin Node, $3.3 million was used to refinance short term notes payable to the related party, $2 million was used to pay commissions and $5.0 million is available for specified purposes in the future. Management believes that the cash flow from operations and the additional financing committed will be sufficient to meet our anticipated working capital requirements for more than the next twelve months. However, our ability to meet our debt and projected working capital obligations will depend, in large part, upon the future performance of our operating subsidiaries, which will be affected by many factors, some of which are beyond our control.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

All of our current revenue is derived from our sales and operations throughout the South Pacific region. The reporting currency for our consolidated financial statements is the U.S. dollar. The functional currency for each of our operating entities is the respective local currency. The majority of revenue and costs in our international operations are denominated in the Papua New Guinea Kina and the Fiji Dollar. The functional currency of American Samoa is the United States dollar. We have not undertaken foreign exchange hedging transactions and are completely exposed to foreign currency transaction risk for all of our operations outside American Samoa. In the future we expect that we will continue to derive a majority of our revenue outside of the United States. Changes in exchange rates could have a significant, and potentially adverse, effect on our results of operations. We are exposed to financial statement fluctuations as a result of translating the operating results and financial position of our operating subsidiaries in the South Pacific. For our statements of operations, all foreign currency transactions are converted to U.S. dollars at rates approximating those on the dates of the transactions. Changes in foreign exchange rates affect our reported profits and losses and cash flows and may distort comparisons from year to year.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	40

Consolidated Balance Sheets at December 31, 2006 and 2005	41

Consolidated Statements of Operations for the years ended December 31, 2006, 2005, from January 1, 2004 to September 14, 2004 (Predecessor Company) and from September 15, 2004 to December 31, 2004 (Successor Company)	43

Consolidated Statements of Stockholders’ (Deficiency) Equity for the years ended December 31, 2006, 2005, from January 1, 2004 to September 14, 2004 (Predecessor Company) and from September 15, 2004 to December 31, 2004 (Successor Company)	44

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, from January 1, 2004 to September 14, 2004 (Predecessor Company) and from September 15, 2004 to December 31, 2004 (Successor Company)	46

Notes to Consolidated Financial Statements	49

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders of Elandia, Inc.

We have audited the accompanying consolidated balance sheets of Elandia, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ (deficiency) equity and cash flows for the two years then ended and from January 1, 2004 to September 14, 2004 (Predecessor Company) and from September 15, 2004 to December 31, 2004 (Successor Company). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Elandia, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for the two years then ended and from January 1, 2004 to September 14, 2004 (Predecessor Company) and from September 15, 2004 to December 31, 2004 (Successor Company) in conformity with generally accepted accounting principles (United States).

Marcum & Kliegman LLP

Melville, NY

April 10, 2007, (except for Note 18i

as to which the date is April 11, 2007

and Note 18d as to which

the date is April 17, 2007)

ELANDIA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2006	December 31, 2005 (Note 3)
ASSETS

Current Assets
Cash and Cash Equivalents	$1,211,124	$322,024
Accounts Receivable, Net	5,794,073	271,973
Inventories	3,969,981	281,602
Assets from Discontinued Operations	—	452,131
Prepaid Expenses	1,164,691	—
Other Current Assets	253,915	252,680
Deferred Tax Asset – Current Portion	649,210	—

Total Current Assets	13,042,994	1,580,410

Property and Equipment, Net	8,966,083	5,784,190
Acquisition Costs – Datec	—	896,459
Deferred Tax Asset	159,699	—
Wireless Licenses	310,000	—
Wireless Licenses – Held for Sale	1,102,740	823,239
Customer Lists, Net	2,623,651	—
Contract Rights, Net	3,488,536	—
Goodwill	12,929,851	—
Other Assets	34,000	—

Total Assets	$42,657,554	$9,084,298

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY

Current Liabilities
Accounts Payable (including bank overdraft facility of $657,281 at December 31, 2006)	$6,195,229	$1,503,846
Accrued Expenses	4,231,453	1,014,872
Current Portion of Long-Term Debt and Capital Lease Obligations	4,246,019	1,497,367
Income Taxes Payable	839,653	—
Deferred Revenue	712,164	—
Deferred Gain on Sale Leaseback – Related Party	336,716	—
Liabilities from Discontinued Operations	1,312,740	1,370,428

Total Current Liabilities	17,873,974	5,386,513

Long-Term Liabilities
Long-Term Debt and Capital Lease Obligations (including $3,300,000 of Related Party debt)	4,067,547	760,120
Secured Revolver Note-Related Party	—	2,500,000
Promissory Note – Related Party	—	300,000
Revolver Facility – Related Party	—	8,500,000
Accrued Interest – Related Party	—	1,934,663
Deferred Tax Liability	45,321	—
Deferred Gain on Sale Leaseback, Net of Current Portion – Related Party	598,973	—
Other Liabilities	517,475	—

Total Long-Term Liabilities	5,229,316	13,994,783

Total Liabilities	23,103,290	19,381,296

Commitments and Contingencies

Minority Interest	1,335,920	1,038,591

	December 31, 2006	December 31, 2005 (Note 3)
Stockholders’ (Deficiency) Equity
Common Stock, $0.00001 par value; 50,000,000 shares authorized; 13,060,314 and 7,464,470 shares issued at December 31, 2006 and December 31, 2005, respectively, and 13,114,315 and 7,464,470 shares outstanding at December 31, 2006 and December 31, 2005, respectively	130	74
Additional Paid-In Capital	41,562,041	7,242,917
Accumulated Deficit	(23,698,775)	(18,578,580)
Accumulated Other Comprehensive Income	354,948	—

Total Stockholders’ Equity (Deficiency)	18,218,344	(11,335,589)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,657,554	$9,084,298

The accompanying notes are an integral part of these consolidated financial statements.

ELANDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,		From September 15, 2004 to December 31, 2004 (Successor Company) (Note 3)	From January 1, 2004 to September 14, 2004 (Predecessor Company)
	2006	2005 (Note 3)
Revenue (includes $28,137,339 and $0 for the year ended December 31, 2006 and 2005, respectively, from a consolidated subsidiary in which the Company owns a 50% interest) (See Note 3)	$48,034,599	$7,841,770	$2,060,419	$—
Costs and expenses				—
Cost of revenue	24,567,666	3,466,160	942,508	—
Operating expenses	9,229,143	999,007	316,399	—
General and administrative expenses	13,171,329	4,688,238	1,533,673	—
Depreciation and amortization	2,338,809	547,385	145,464	—
Amortization - intangible assets	1,630,813	—	—	—

Total costs and expenses	50,937,760	9,700,790	2,938,044	—

Operating loss	(2,903,161)	(1,859,020)	(877,625)	—
Other (expense) income
Interest expense	(742,937)	(1,713,206)	(145,101)	(341,668)
Other	46,292	—	—
Gain on sale – leaseback – Related Party	326,454	—	—
Foreign exchange transaction gain	442,579	—	—
Reorganization items (including legal and trustee fees)	—	—	—	(596,250)
Gain on extinguishment of debt and other bankruptcy items	—	—	—	2,968,675
Loss on abandonment of equipment	—	—	—	(887,395)
Fresh start accounting adjustments	—	—	—	4,631,022

Total other income (expense)	72,388	(1,713,206)	(145,101)	5,774,384

(Loss) income before income tax expense and minority interest in net profits	(2,830,773)	(3,572,226)	(1,022,726)	5,774,384
Income tax expense	(1,079,490)	—	—	—
Minority interest in net profit after tax	(1,201,744)	(317,236)	(86,606)	—

Loss from continuing operations	(5,112,007)	(3,889,462)	(1,109,332)	5,774,384
Loss from discontinued operations	(8,188)	(6,884,217)	(2,103,501)	(3,950,931)

Net (loss) income	$(5,120,195)	$(10,773,679)	$(3,212,833)	$1,823,453

Basic and diluted (loss) income from continuing operations per common share	$(0.41)	$(0.53)	$(0.15)	$2.69
Basic and diluted loss from discontinued operations per common share	(0.00)	(0.94)	(0.29)	(1.84)

Basic and diluted net loss per common share	$(0.41)	$(1.47)	$(0.44)	$0.85

Weighted average number of shares outstanding, basic and diluted	12,579,198	7,320,235	7,207,521	2,146,500
Other comprehensive (loss) income, net of tax
Net income	$(5,120,195)	$(10,773,679)	$(3,212,833)	$1,823,453
Foreign currency translation adjustment	354,948	—	—	—

Comprehensive (loss) income	$(4,765,247)	$(10,773,679)	$(3,212,833)	$1,823,453

The accompanying notes are an integral part of these consolidated financial statements.

ELANDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ (Deficiency) Equity
	Shares	Amount
BALANCE – January 1, 2004 (Predecessor Company)	8,177,606	$82	$15,394	$(1,767,848)	$—	$(1,752,372)
Net income from January 1, 2004 to September 14, 2004 (Predecessor Company)	—	—	—	1,823,453	—	1,823,453
Fresh-start adjustments	(8,177,606)	(82)	(15,394)	(55,605)	—	(71,081)

	—	—	—	—	—	—
BALANCE – September 14, 2004 – (Predecessor Company) Issuance of 108,000 shares of common stock to unsecured creditors in connection with reorganization plan	108,000	1	71,080	—	—	71,081
Debtor-in-Possession financing exchanged for 2,038,500 shares of common stock and 1,876,500 warrants issued to SVCH	2,038,500	20	2,576,662	—	—	2,576,682

BALANCE – September 15, 2004 (Successor Company)	2,146,500	21	$2,647,742	—	—	$2,647,763

Issuance of 1,876,500 shares of common stock to SVCH and certain of its principals in connection with exercise of warrants	1,876,500	19	—	—	(19)	—
Net loss from September 15, 2004 to December 31, 2004 (Successor Company)	—	—	—	(3,212,833)	—	(3,212,833)
Issuance of common stock in connection with common control merger on 12/31/2004	446,513	4	1,600,823	(3,842,075)	—	(2,241,248)

BALANCE – December 31, 2004 (Successor Company)	4,469,513	44	4,248,565	(7,054,908)	(19)	(2,806,318)

Net loss for the year ended December 31, 2005	—	—	—	(10,773,679)	—	(10,773,679)
Issuance of common stock for services	255,740	3	1,065,569	—	19	1,065,591

BALANCES—December 31, 2005	*4,725,462	47	5,314,134	(17,828,587)	—	(12,514,406)
Exchange of common stock with SVCH to effect common control merger of AST and for recapitalization of minority interest through January 31, 2006	2,739,008	27	1,928,783	(749,993)	—	1,178,817

Restated balances at December 31, 2005 reflecting common control merger	7,464,470	74	7,242,917	(18,578,580)	—	(11,335,589)
Contribution of debt to capital from SVCH	—	—	13,357,886	—	—	13,357,886
Issuance of common stock for acquisition of the minority interest in AST	1,486,718	15	5,541,593	—	—	5,541,608
Issuance of common stock for acquisition of Datec’s subsidiaries	4,085,126	41	15,320,210	—	—	15,320,251

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ (Deficiency) Equity
	Shares	Amount
Issuance of common stock to directors for services	24,000	—	100,000	—	—	100,000
Repurchases of common stock**	—	—	(565)	—	—	(565)
Foreign currency translation adjustment	—	—	—	—	354,948	354,948
Net loss for the year ended December 31, 2006	—	—	—	(5,120,195)	—	(5,120,195)

BALANCES-December 31, 2006	13,060,314	$130	$41,562,041	$(23,698,775)	$354,948	$18,218,344

*	Adjusted for rounding difference as a result of reverse stock split
**	Represents the repurchase of 303,750 shares of common stock at par value pursuant to a Stock Purchase Agreement entered into in 2004.

The accompanying notes are an integral part of these consolidated financial statements.

ELANDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,		From September 15, 2004 to December 31, 2004 (Successor Company) (Note 3)	From January 1, 2004 to September 14, 2004 (Predecessor Company)
	2006	2005 (Note 3)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(5,120,195)	$(10,773,679)	$(3,212,833)	$1,823,453
(Income) loss from discontinued operations	8,188	6,884,217	—	—

Loss from continuing operations	(5,112,007)	(3,889,462)	(3,212,833)	1,823,453
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,312,092	547,385	428,581	680,565
Amortization – intangible assets	1,630,813	—	—	—
Non-cash stock compensation	100,000	1,065,591
Minority interest in net income	1,201,744	317,236	86,606	—
Loss on machinery and equipment impairment	—	1,859,507	—	887,395
Reorganization value impairment charge	—	4,626,730	—	—
Bad debt expense (recovery)	42,819	(72,965)	756,643	404,000
Foreign currency exchange gain	(442,579)	—
Gain on sales leaseback	(326,454)	—	—	—
Gain on debt discharge	—	(965,314)	—	(2,968,675)
Fresh start adjustments	—	—	—	(4,631,022)
Changes in operating assets and liabilities:
Accounts receivable	1,851,979	4,813,938	(3,547,289)	(138,363)
Assets from discontinued operations	452,131	—	—	—
Liabilities from discontinued operations	(57,688)	—	—	—
Insurance receivable	—	(378,238)	2,322,766	1,057,730
Accounts payable	(7,854,682)	22,524	—	—
Accrued expenses	4,266,744	—	—	—
Income taxes payable	(912,725)	—	—	683,104
Inventories	(363,439)	(109,178)	89,617	—
Deferred revenue	185,595	(38,660)	—	—
Prepaid expenses	(266,242)	—	—	146,117
Other liabilities	—	(798,222)	(124,779)	—
Other current assets	231,107	379,941	—	—

TOTAL ADJUSTMENTS	2,051,215	11,270,275	12,145	(3,879,149)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(3,060,792)	7,380,813	—	—
NET CASH USED IN DISCONTINUED OPERATIONS	(8,188)	(6,884,217)	—	—

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(3,068,980)	496,596	(3,200,688)	(2,055,696)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in business combinations	252,153	—	—	—
Acquisition cost– Datec	(504,544)	(896,459)	—	—
Acquisition of wireless licenses	(165,000)	—	(311,917)	—
Proceeds from sale of equipment	—	1,640,855	—	—
Purchases of property and equipment	(2,028,290)	(1,973,647)	(760,397)	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(2,445,681)	(1,229,251)	(1,072,314)	—

	Year Ended December 31,		From September 15, 2004 to December 31, 2004 (Successor Company) (Note 3)	From January 1, 2004 to September 14, 2004 (Predecessor Company)
	2006	2005 (Note 3)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to minority interest holders	(692,644)	—	300,000	2,860,000
Member distributions/redemptions	—	(1,739,367)	(694,472)	—
Proceeds from revolver facility, related party	3,300,000	—	4,300,000	—
Proceeds from line of credit	4,705,743	2,640,667	—	—
Principal payments of long-term debt	(1,440,667)	(678,438)	(113,838)	(820,025)
Proceeds from other long-term debt	531,884	—	—	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	6,404,316	222,862	3,791,690	2,039,975

Effect of exchange rate changes on cash and cash equivalents	(555)	—	—	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	889,100	(509,793)	(481,312)	(15,721)
CASH AND CASH EQUIVALENTS – Beginning of year	322,024	831,817	1,313,129	126,885

CASH AND CASH EQUIVALENTS – End of year	$1,211,124	$322,024	$831,817	$111,164

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the periods for:
Interest	483,330	—	—	—
Taxes	338,961	—	—	—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITY
Debtor-in-possession financing exchanged for common stock	—	—	—	2,576,682
Issuance of common stock to creditors	—	—	—	71,081
ACQUISITION OF OPERATING SUBSIDIARIES OF DATEC (SEE NOTE 5 – PRINCIPLES OF CONSOLIDATION):
Cash acquired in business combination	$252,153	—	—	—
Accounts receivable	7,416,900	—	—	—
Prepaid expenses and other current assets	1,164,786	—	—	—
Inventory	3,324,940	—	—	—
Current liabilities	(12,061,233)	—	—	—
Taxes payable	(1,752,278)	—	—	—
Long-term liabilities	(1,645,411)	—	—	—
Minority interest	(805,937)	—	—	—
Goodwill recognized in business acquisition	9,461,311	—	—	—
Customer lists	2,061,000	—	—	—
Contract rights	3,505,000	—	—	—
Other assets	774,021	—	—	—
Property and equipment	3,624,999	—	—	—

Total non-cash consideration	$15,320,251	$—	$—	$—

	Year Ended December 31,		From September 15, 2004 to December 31, 2004 (Successor Company) (Note 3)	From January 1, 2004 to September 14, 2004 (Predecessor Company)
	2006	2005 (Note 3)
Acquisition of Minority Interest in AST:
Wireless licenses	$310,000	$—	$—	—
Customer rights	958,000	—	—	—
Contract rights	1,219,000	—	—	—
Goodwill recognized in business acquisition	2,012,952	—	—	—
Other assets	1,041,656	—	—	—

Total non-cash consideration	$5,541,608	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ELANDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

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

On August 1, 2003, Midwest became insolvent and filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the Western District of Arkansas. On January 8, 2004, Elandia also filed a voluntary petition for reorganization under the Bankruptcy Code in the Bankruptcy Court. From August 1, 2003 to September 13, 2004, Elandia operated its business and managed its assets in the ordinary course as debtor-in-possession, and obtained Bankruptcy Court approval for transactions outside the ordinary course of business. By order dated September 14, 2004 (the “Confirmation Date”), the Bankruptcy Court confirmed the Joint Plan of Reorganization of Elandia and Midwest (the “Plan”). Accordingly, on September 14, 2004, Elandia emerged from bankruptcy. Pursuant to the Plan, Elandia cancelled all then outstanding shares of its common stock, issued 108,000 new shares of common stock and paid $110,000 to its unsecured creditors. Also, under the Plan, Stanford Venture Capital Holdings, Inc., Elandia’s debtor-in-possession lender (“SVCH”), converted approximately $2,600,000 of its secured claims into 2,038,500 shares of common stock and warrants to purchase 1,876,500 shares of common stock. These warrants, exercisable at $0.0001 per share, were all exercised during 2004.

On January 31, 2006, Elandia acquired AST Telecom, LLC, a provider of wireless telephone services in American Samoa (“AST”). In connection with this acquisition, Elandia issued 2,739,008 shares of its common stock to SVCH (or its designee), for its 64.8% ownership interest in AST, and 1,486,718 shares of common stock to the other member of AST (or its designee), for its 35.2% ownership interest in AST. AST was organized on July 15, 2002 and was registered as a foreign entity with a permit to transact business in the Territory of American Samoa. AST’s primary business activity is the provision of wireless telephone and Internet services and sales of related equipment. AST’s headquarters are in Nuu’uli, American Samoa.

On February 1, 2006, Elandia completed an arrangement under the laws of New Brunswick, Canada, with Datec Group Ltd., a New Brunswick corporation (“Datec”), in which Elandia acquired the operating subsidiaries of Datec. In connection with the arrangement, Elandia issued 4,085,126 shares of common stock to the stockholders of Datec to acquire certain operating subsidiaries. Datec conducts operations in the South Pacific focusing on the marketing and distribution of information technology products, software and services. Datec principally operates through divisions as follows:

•	Distribution and sale of computer and telecommunications hardware and software;

•	Provision of technical solutions, including data hosting and technology integration services; and

•	Software application design and development.

Nature of Business

In connection with the acquisitions of AST and Datec, Elandia became a wireless telecommunications service provider and an IT solutions and software provider, offering a wide range of technology products, Internet access service, technology services and other solutions to certain islands in the South Pacific, and geographic locations which the Company believes are underserved. The products and services it offers in each of the geographic areas vary depending on the infrastructure, existing telecommunication systems and the needs of the region. Generally, however, the Company’s telecommunications operations include long-distance service, wireless coverage and Internet access. Our software solutions include Microsoft products, database applications, accounting applications and other system applications. We also offer peripheral products including fax machines, copiers, telephones and general office equipment. Our hardware offerings include PBX hardware, servers, routers and switching systems. In addition, we offer IT solutions to assist our customers in implementing customized solutions to meet their business needs. These services include application development, systems integration, training and maintenance and support.

Prior to January 2005, Elandia provided end-to-end infrastructure solutions to the wireless communication and cable television industries, which principally consisted of maintaining and constructing cellular communication towers, and underground horizontal directional boring construction services to telecommunication and cable television providers, water and sewer systems, and natural gas pipelines in the United States. The results of these activities are classified as discontinued operations in the consolidated financial statements.

NOTE 2 – Liquidity, Financial Condition and Management’s Plans

As of December 31, 2006, the Company had a working capital deficiency of $4,830,980, and for the years ended December 31, 2006 and 2005, the Company incurred a net loss of $5,120,195 and $10,773,679, respectively.

Management believes that the plans and actions put in place during 2006 to reduce expenses in Fiji and the other Pacific Island Nations, along with the anticipated full year effect of payments from the Universal Service Fund associated with wireless telecommunications services in American Samoa, the anticipated cash flow from operations in Papua New Guinea, and proceeds from the sale of the Bloomington, Illinois wireless license, will result in consolidated positive cash flow during 2007. In addition, in early 2007, the Company obtained $30.3 million in financing and commitments from a major stockholder. Of the $30.3 million raised, $20 million was used in conjunction with a bridge loan to Latin Node, $3.3 million was used to refinance short term notes payable to the major stockholder, $2 million was used to pay financing commissions and $5.0 million is available for specified purposes in the future. The Company also anticipates the sale of its U.S. Virgin Islands license in 2007. Management believes that the operational changes made during 2006, the additional financing committed and the potential proceeds from the sale of the U.S. Virgin Islands wireless license will be sufficient to meet the Company’s projected working capital requirements for the next twelve months. The Company’s ability to meet its debt and working capital obligations will depend, in large part, upon the future performance of the Company’s operating subsidiaries, which will be affected by many factors, some of which are beyond management’s control; thus, there can be no assurance that the Company will have sufficient capital to meet its projected working capital requirements.

NOTE 3 - Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated financial statements include the accounts of Elandia and its subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

The Company’s consolidated financial statements include the operating subsidiaries of Datec from February 1, 2006 since Datec’s acquisition was accounted for under the purchase method of accounting. AST effectively became under common control on September 14, 2004, at which time SVCH was a majority stockholder of Elandia and was a majority member of AST. The acquisition of AST was accounted for as a common control merger (similar to a pooling of interest). Accordingly, AST’s operations are included in its entirety for the two years ended December 31, 2006 and 2005 and from September 15, 2004 to December 31, 2004. Additionally, the balance sheet at December 31, 2005, includes Elandia and AST due to the common control merger.

In accordance with Financial Accounting Standard Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46R”), as revised, the Company consolidates variable entities when it has voting interest less than 51% but is considered to be the beneficiary of the variable interest entity. Under FIN 46R, the primary beneficiary is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, direct or implied.

The Company holds a 50% interest in Datec PNG Pty Limited (“Datec PNG”) for which it has management influence and guarantees a portion of its debt. Datec PNG provides technology products, Internet access services and IT solutions to large corporate organizations. Datec PNG has an overdraft facility account with a maximum borrowing limit of $1,707,000. This overdraft facility account is secured by the assets of Datec PNG. Accordingly, the Company is expected to absorb a majority of the expected losses and therefore it has been consolidated under the FIN 46R consolidation model.

The following is a summary of certain financial data for Datec PNG as of December 31, 2006, and from February 1, 2006 (effective date of acquisition) to December 31, 2006:

Revenue	$28,137,339
Net income (after tax and minority interest)	254,201
Total assets	16,925,979
Total liabilities	5,449,094

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount of uncollectible accounts receivable, the amount to be paid for the settlement of liabilities of discontinued operations, the amount to be paid for tax liabilities, accrued expenses, the amount of costs capitalized in connection with the wireless licenses and the amount allocated to contract rights, customer lists and goodwill in connection with the acquisitions along with the estimated useful lives for amortizable intangibles and property and equipment. Actual results could differ from those estimates.

Cash and Cash Equivalents

All highly liquid investments with a maturity of 90 days or less when purchased are considered to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.

Concentration of Credit Risk

Statement of Financial Accounting Standards (“SFAS”) No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk”, requires disclosure of significant concentration of credit risk regardless of the degree of risk. At December 31, 2006, financial instruments that potentially expose the Company to credit risk consist of cash. The Federal Deposit Insurance Corporation insures balances in bank accounts up to $100,000. At December 31, 2006, the uninsured balances in the bank accounts amounted to $1,557,843. Management believes the risk of loss to be minimal since it invests in or through major financial institutions.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable are stated at the outstanding principal balance, net of allowance for doubtful accounts. Allowances for doubtful accounts are estimated based on the current aging of accounts receivable, prior collection experience and future expectations of conditions that might impact recoverability. The allowance for doubtful accounts amounted to $1,174,754 at December 31, 2006, and $113,000 at December 31, 2005.

The change in allowance for doubtful accounts for the year ended December 31, 2006 is as follows:

Balance of allowance for doubtful accounts at January 1, 2006	$113,000
Addition to allowance for doubtful accounts in connection with acquisition of Datec and AST	1,693,144
Bad debt expense for the year ended December 31, 2006	(631,390)

Balance of allowance for doubtful accounts at December 31, 2006	$1,174,754

Inventory

Inventory consists of finished goods including technology products, cellular phones and related accessories. Inventory is carried at the lower of cost or net realizable value. Cost is based on a weighted average or first-in-first-out method. All expenditures incurred in acquiring inventory including transportation and custom duties are included in inventory.

Revenue Recognition

The Company generates its revenue by (i) the sale of prepaid and postpaid phone cards for its wireless telephone services (AST) and (ii) providing information technology services and related products to large corporate organizations such as financial institutions, government agencies, resorts and the like (Datec). The Company provides a substantial portion of its Datec services and products as an authorized re-seller of IBM, Canon, Hewlett-Packard and other major companies. The Company also generates revenue from its retail stores located in Fiji and Papua New Guinea. The Company’s principal revenue categories are as follows:

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

In accordance with the provisions of the American Institute of Certified Public Accountant’s Statement of Position (“SOP”) 97-2 “Software Revenue Recognition,” as amended by SOP 98-9 “Software Revenue Recognition with Respect to Certain Arrangements,” revenue from software license sales is recognized once delivery has occurred, evidence of an arrangement exists, the fee is fixed and determined and collection of the fee is probable, provided there are no significant vendor obligations remaining. For multiple element arrangements, where Vendor Specific Objective Evidence (“VSOE”) of fair value is available for all elements, the contract value is allocated to each element proportionately based upon relative VSOE of fair value and revenue is recognized separately for each element. Where VSOE of fair value is available for all undelivered elements, the residual method is used to value the delivered elements. Where VSOE of fair value is not available for all undeliverable elements all revenue for the arrangement is deferred until the earlier of the point at which VSOE does exist or all elements of the arrangement have been delivered.

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

Making estimates about revenue recognition and cost estimates on the Company’s production contracts requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect on the financial statements of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results regarding estimates of the Company’s revenue and cost associated with long-term contracts could differ materially from the Company’s estimates.

Data Services

The Company provides services as an Internet service provider (“ISP”). These services are classified as data services and are billed on a monthly basis based on the amount of bandwidth used by its corporate customers and on a fixed fee for individual customers.

All revenue is recognized net of discounts, returns and allowances.

Advertising Costs

Advertising costs are expensed as they are incurred and are included in general and administrative expenses. Advertising costs for the years ended December 31, 2006 and 2005 were approximately $395,478 and $212,171, respectively. Advertising costs amounted to $0 and $18,874 for the period from January 1, 2004 to September 14, 2004 (Predecessor Company) and September 15, 2004 to December 31, 2004 (Successor Company), respectively.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight line method over their estimated useful lives as follows:

Leasehold improvements (shorter of the useful life or the lease term)	3 to 7 years
Furniture and fixtures	5 to 7 years
Cellular equipment	7 years
Data handling equipment	7 years
Microwave equipment	7 years
Towers and antennas	7 years
Office equipment and software	3 to 5 years
Switch hardware and software and others	5 to 7 years
Vehicles	5 years

When property and equipment are retired, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and the resulting gain or loss is credited or charged to operations. Maintenance and repairs are expensed as incurred, while replacements and betterments that extend estimated useful lives are capitalized.

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company assesses the impairment of property and equipment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the Company determines that the carrying value of property and equipment may not be recoverable, it compares the carrying values of property and equipment to the undiscounted cash flows expected to be generated by the asset group. If the carrying value exceeds the undiscounted cash flows, an impairment charge may be recorded. An impairment charge is recognized to the extent that the carrying amount of property and equipment is in excess of their determined fair value.

Wireless Licenses

Wireless licenses consist of (i) the original costs to acquire the PCS wireless licenses during 2004 in Bloomington, Illinois, and the U.S. Virgin Islands, (ii) the wireless license acquired during January 2006 in connection with the AST acquisition, and (iii) the long-term maintenance costs necessary to maintain the licenses active. The costs to acquire the wireless licenses as well as the legal and other non-equipment related costs necessary to activate the wireless licenses are capitalized. The Company has determined that its PCS wireless licenses meet the definition of indefinite-lived intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets,” and, accordingly, the licenses will not be amortized to expense but, rather, reviewed for impairment on an annual basis. As of December 31, 2006, the Company has classified $1,102,740 representing the two licenses as held for sale. (See Note 18a.)

Fair Values

The Company has determined the estimated fair value amounts presented in these consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the consolidated financial statements are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The Company has based these fair value estimates on pertinent information available to it as of December 31, 2006. As of December 31, 2006, the carrying value of all financial instruments approximates fair value.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the “liability method” of accounting for income taxes. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and income tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is required if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. For United States income tax purposes, management concluded a full valuation allowance was appropriate at December 31, 2006 due to operating losses incurred. Current income taxes are based on the respective periods’ taxable income for federal and state income tax reporting purposes.

Stock-Based Compensation Plans

Prior to January 1, 2006, the Company applied the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, which amended SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provided alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, which was originally provided under SFAS No. 123. The Statement also improved the timeliness of disclosures by requiring the information be included in interim, as well as annual, financial statements. SFAS No. 123 encouraged, but did not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Accordingly, compensation cost for stock options was measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company did not grant any stock options as of December 31, 2006.

As of January 1, 2006, the Company adopted SFAS No. 123(R), “Share Based Payment: An Amendment of FASB Statements 123 and 95.” This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based upon estimated fair values. SFAS No. 123(R) supersedes the Company’s previous accounting under Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS No. 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123(R).

Upon the adoption of SFAS No. 123(R), the Company used the modified prospective transition method. The accompanying consolidated statement of operations for the year ended December 31, 2006 reflect no impact of the adoption of SFAS No. 123(R), since the Company did not have any unvested options at December 31, 2006, nor were there any grants during the year ended December 31, 2006.

Loss Per Share

The Company presents both basic and diluted loss from continuing and discontinued operations per share and net loss per share on the face of the statement of operations. As provided by SFAS 128, “Earnings per Share,” basic loss from continuing and discontinued operations and net loss per share is calculated as the loss attributable to common stockholders divided by the weighted average number of shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible preferred stock. As of December 31, 2006, there were no outstanding stock options, warrants or convertible preferred stock instruments to be included in the diluted loss per share computation. However, there were 54,001 shares of unvested common stock not included in either the common shares outstanding or the basic or diluted loss per share calculations since the result would be antidilutive.

Recently Issued Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 155 - Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments, SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 155 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued Statement of Financial Accounting Standard 156 – Accounting for Servicing of Financial Assets (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 156 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation of and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This interpretation shall be effective for fiscal years beginning after December 15, 2006. Earlier adoption is permitted as of the beginning of an enterprise’s fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company has not yet commenced the process of evaluating the expected effect of FIN 48 on its consolidated financial position, results of operations or cash flows and is not currently in a position to determine such effects.

In September 2006, the FASB issued SFAS No. 157 – Fair Value Measurements (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company will evaluate the potential impact, if any, the adoption of SFAS No. 157 will have on its consolidated financial position, results of operations and cash flows.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 108, Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires registrants to quantify errors using both the income statement method (i.e., iron curtain method) and the rollover method and requires adjustment if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to the prior year results that are not material to those years would not require a restatement process where prior financials would be amended. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not anticipate that SAB 108 will have a material effect on its consolidated financial position, results of operations or cash flows.

In December 2006, the FASB issued FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”). FSP EITF 00-19-2 addresses an issuer’s accounting for registration payment arrangements. This pronouncement specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument, should be separately recognized and accounted for as a contingency in accordance with SFAS 5 “Accounting for Contingencies.” FSP EITF 00-19-2 amending previous standards relating to rights agreements became effective on December 21, 2006 with respect to arrangements entered into or modified beginning on such date and for the first fiscal year beginning after December 15, 2006 with respect to those arrangements entered into prior to December 21, 2006. The Company is in the process of evaluating the impact of the adoption of this statement on its consolidated results of operations and consolidated financial condition.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact of the adoption of this statement on its consolidated results of operations and consolidated financial condition.

In November 2006, the EITF reached a final consensus in EITF Issue 06-6 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (“EITF 06-6”). EITF 06-6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” The consensus should be applied to modifications or exchanges of debt instruments occurring in interim or annual periods beginning after November 29, 2006. The Company does not expect the adoption of EITF 06-6 to have a material impact on its consolidated financial position, results of operations or cash flows.

In November 2006, the FASB ratified EITF Issue No. 06-7, “Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities” (“EITF 06-7”). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under FAS 133, based on the application of EITF 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of Issue 00-19 to be classified in stockholders’ equity. Under EITF 06-7, when an embedded conversion option previously accounted for as a derivative under FAS 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under FAS 133 and the amount of the liability for the conversion option reclassified to stockholders’ equity. EITF 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in FAS 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF 06-7. Earlier application of EITF 06-7 is permitted in periods for which financial statements have not yet been issued. The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations or cash flows

Goodwill

Goodwill, which represents the excess of acquisition cost over the fair value of net assets of acquired companies, has not been amortized since the Company adopted SFAS 142, “Goodwill and Other Intangible Assets” on January 1, 2002. The goodwill balance of each reporting unit, as defined by SFAS 142 is evaluated for potential impairment at the end of the year or when events occur or circumstances change that could cause the balance to be impaired. Reporting units for purposes of this test are identical to our operating segments (grouped by geographical region), which are further discussed in Note 16. The evaluation of impairment involves comparing the current fair value of the reporting unit to the recorded value, including goodwill. In step one, if the carrying value amount of the reporting unit exceeds its fair value, the step two analysis is prepared to compare the implied value of goodwill to its carrying value. We utilize earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples to determine the fair value of the business. Based on the evaluation performed for the year ended December 31, 2006, it was determined that the goodwill recorded had not been impaired.

Foreign Currency Translation

The financial statements of the Company’s foreign operations are stated in foreign currencies, referred to as the functional currency. Under SFAS No. 52, “Foreign Currency Translation” functional currency assets and liabilities are translated into the reporting currency, U.S. dollars, using period end rates of exchange and the related translation adjustments are recorded as a separate component of accumulated other comprehensive income. Functional statement of operations amounts expressed in functional currencies are translated using average exchange rates. Gains and losses resulting from foreign currency transactions are recorded in foreign exchange gains (losses) in the consolidated statement of operations.

The following exchange rates were used in the preparation of the financial statements:

	For the Eleven Months Ended December 31, 2006 Average Rate	December 31, 2006 End of Period
New Zealand Dollar	.6532	.7143
Australian Dollar	.7449	.7933
Fiji Dollar	.5823	.6094
Papua New Guinea Kina	.3378	.3463
Vanuatu Vatu	.0092	.0092
Samoa Tala	.3706	.3622
Tonga Panga	.4999	.5035
Solomon Island Dollar	.1264	.1264

Minority Interest

The minority interest in the Company’s consolidated financial statements represents the allocable portion of the entities which are not 100% owned by Elandia. The change in minority interest is primarily due to the proportionate share of the net income from Datec PNG, less dividends paid.

Minority interest balance at January 1, 2006	$—
Minority interest acquired in connection with Datec acquisition	805,937
Plus: Allocable portion of income from February 1, 2006 to December 31, 2006	1,201,744
Minus: Dividends paid	(695,478)
Plus: Foreign currency translation adjustment	23,717

Minority interest balance at December 31, 2006	$1,335,920

NOTE 4 - Discontinued Operations

During January 2005, the Company committed to discontinue its business primarily related to infrastucture construction services, including underground boring for cable and telephone companies all in the United States. Accordingly, all such activities have been presented as discontinued operations in accordance with SFAS 144.

The following is a summary of assets and liabilities from discontinued operations as of December 31, 2006 and December 31, 2005.

Assets From Discontinued Operations:

	As of December 31
	2006	2005
Accounts receivable, net	$—	$63,549
Receivable from sale of machinery and equipment	—	13,750
Insurance receivable	—	374,832

Assets from discontinued operations	$—	$452,131

The current liabilities from discontinued operations are as follows:

	As of December 31
	2006	2005
Payroll taxes payable	$760,341	$754,539
Accounts payable and accrued expenses	542,399	600,889
Notes payable – equipment	10,000	15,000

Total liabilities from discontinued operations	$1,312,740	$1,370,428

The results of discontinued operations were composed of the following for the year ended December 31, 2006 and 2005:

	Year Ended December 31,
	2006	2005
Revenue	$—	$2,714,758
Cost of revenue	—	(3,106,160)
General, selling and administrative	(8,188)	(971,892)
Reorganization value impairment charge	—	(4,626,730)
Loss on sale of machinery and equipment	—	(1,859,507)
Gain on sale of subsidiaries and debt discharge	—	965,314

Income (loss) from discontinued operations	$(8,188)	$(6,884,217)

NOTE 5 – Acquisitions

AST Telecom LLC

On July 22, 2005, Elandia entered into an agreement to purchase 100% of the membership interests of AST. AST is a provider of wireless telephone services in American Samoa via its wireless network, operating under the brand name of Blue Sky Communications. AST was majority owned (approximately 65%) by SVCH. On the effective date of the acquisition, January 31, 2006, Elandia issued a total of 4,225,726 shares of its common stock, of which 2,739,008 shares were issued to SVCH and 1,486,718 shares were issued to AST’s minority interest owners. The acquisition of AST is accounted for as a common control merger (similar to pooling) for the majority membership interest owned by SVCH. Accordingly, the consolidated financial statements include the operations of AST from September 15, 2004, the date SVCH became a majority stockholder of the Company as a result of the Company emerging from bankruptcy. The 35% minority interest is recorded at fair value. The total cost of the AST acquisition amounted to $7,470,418. In accordance with SFAS No. 141, the Company obtained an independent appraisal to value the consideration paid and the minority interest purchase price allocation. The following tables reflect the computation of the cost of acquisition based on that appraisal.

Fair value of 4,225,726 shares issued		$15,833,164
Portion attributable to minority interest		35%

		5,541,608

Historical cost basis of net assets acquired	$2,967,401
Portion attributable to SVCH	65%

		1,928,810

Total cost of acquisition		$7,470,418

The allocation of the purchase price amounting to $7,470,418, which has been allocated based on an independent valuation, is summarized as follows:

Total current assets	$1,074,890
Property and equipment	5,594,548
Wireless licenses	310,000
Customer lists	958,000
Contract rights	1,219,000
Goodwill	2,012,952
Current liabilities	(2,924,300)
Long-term liabilities	(774,672)

Total	$7,470,418

Datec Group, Ltd.

On July 22, 2005, Elandia executed an arrangement agreement with the operating subsidiaries of Datec, a New Brunswick, Canada corporation. Datec is a publicly-traded company on the Toronto Stock Exchange. At the time of entering into the arrangement agreements, Datec was, through its operating subsidiaries, a provider of information technology and services in Australia, the Cook Islands, Fiji, New Zealand, Papua New Guinea, Samoa, the Solomon Islands, Tonga, and Vanuatu. In connection with the acquisition of the operating subsidiaries of Datec, the Company issued 4,085,126 shares of common stock, with an estimated fair value of $15,320,251. The Company retained an independent appraiser to complete a valuation of the consideration paid and a purchase price allocation in accordance with SFAS No. 141.

The acquisition of the Datec subsidiaries was accounted for using the purchase method of accounting. Accordingly, the consolidated financial statements include the operating subsidiaries of Datec from February 1, 2006, the effective date of the acquisition, through December 31, 2006. The allocation of the purchase price includes $1,455,588 for acquisition costs paid in cash. The allocation of the purchase price amounting to $16,775,839 is summarized as follows:

Purchase Price
Total current assets	$12,158,779
Property and equipment	3,624,999
Customer lists	2,061,000
Contract rights	3,505,000
Goodwill	10,916,899
Other	774,121
Current liabilities	(12,061,233)
Taxes payable	(1,752,378)
Long-term liabilities	(1,645,411)
Minority interest	(805,937)

Total	$16,775,839

The net assets acquired from Datec, before giving effect to the allocation of the excess of purchase price to the fair values of assets acquired and liabilities assumed, amounted to a negative book value of $224,907. Such net assets include $3,119,716 relating to Datec PNG, a 50% owned variable interest entity whose financial statements are consolidated with those of the Company under FIN 46(R).

Pro-Forma Financial Statements

The following is the unaudited pro-forma consolidated statement of operations giving effect to the Datec acquisition as though the transaction had occurred at the beginning of each respective reporting period.

The pro-forma results are not necessarily indicative of the results that would have occurred had the acquisitions been completed at the beginning of each respective period, or results which may occur in the future.

	Year Ended December 31,
	2006	2005
Revenue	$50,758,440	$45,451,296
Cost of sales	23,856,051	25,250,083
Operating, selling, general and administrative	25,613,544	25,543,901
Other expenses	2,252,915	4,039,265
Depreciation and amortization	4,230,579	2,694,854

Loss from continuing operations	$(5,194,649)	$(12,076,807)

Loss from continuing operations per share	(0.40)	(0.94)

Average weighted shares outstanding	13,052,424	12,892,079

NOTE 6 – Goodwill

Goodwill movement during the period:
Balance at January 1, 2006	$—
Goodwill resulting from acquisition of Datec and the minority interest of AST	12,929,851
Goodwill impairment	—

Balance at December 31, 2006	$12,929,851

NOTE 7 – Intangible Assets

Intangible assets by major classifications and their related amortization applicable to operations are shown as follows:

	Customer Lists	Contract Rights	Total
Balance as of January 1, 2006	$—	$—	$—
Additions from AST acquisition	958,000	1,219,000	2,177,000
Additions from Datec acquisition	2,061,000	3,505,000	5,566,000
Amortization	(395,349)	(1,235,464)	(1,630,813)

Net balance at December 31, 2006	$2,623,651	$3,488,536	$6,112,187

For the year ended December 31, 2006, amortization expense amounted to $1,630,813. The useful life of customer lists is seven years, whereas the useful life of contract rights ranges between two to five years.

The amortization of intangible assets will result in the following additional expense as follows:

For the Years Ending December 31,	Amount
2007	$1,779,069
2008	2,281,708
2009	615,208
2010	533,173
2011	141,374
Thereafter	761,655

Total	$6,112,187

NOTE 8 - Property and Equipment

Property and equipment consists of the following at December 31, 2006 and December 31, 2005:

	As of December 31,
	2006	2005
Leasehold improvements	$610,686	$422,066
Building	1,019,289	1,004,507
Furniture and fixtures	1,459,830	339,213
Cellular equipment	959,996	942,168
Data handling equipment	1,088,542	988,214
Microwave equipment	63,206	63,206
Towers and antennas	250,915	250,915
Office equipment and software	6,623,650	83,014
Switch hardware and software	2,636,797	2,112,332
Vehicles	1,519,732	161,467
Construction in progress	456,942	249,682

Total property and equipment	16,689,585	6,616,784
Less: Accumulated depreciation and amortization	(7,723,502)	(832,594)

	$8,966,083	$5,784,190

Depreciation and amortization expense for the year ended December 31, 2006 and 2005 were $2,338,809 and $547,385, respectively. Depreciation expense from September 15, 2004 to December 31, 2004 amounted to $145,464.

Equipment at December 31, 2006 includes assets (with a cost of $2,537,272 and accumulated depreciation of $1,781,563) which are leased to a third-party. Additionally, as of December 31, 2006, $129,375 consists of the net book value of assets under capital lease obligations.

NOTE 9 - Sale of Wireless License

On October 20, 2006, the Company entered into a Purchase and Sale Agreement with Chickasaw Wireless, Inc. for the sale of one of its wireless telecommunications licenses (Bloomington, Illinois). The transaction was consummated on January 8, 2007. The sales price was $2,750,000 and was paid in cash at closing.

NOTE 10 - Indebtedness

Notes Payable and Capital Lease Obligations

The Company had the following debt obligations outstanding at December 31, 2006 and December 31, 2005:

	December 31, 2006	December 31, 2005
Network Services Limited is obligated under a capital lease obligation in monthly installments including interest of $390 at a rate of 10% due by June 2007.	$1,895	—
Datec Samoa Limited is obligated under various capital lease agreements with monthly installments of $1,868 including interest at 14.50% per annum. The final payments are due on various dates through October 2008.	34,127	—
Datec Fiji Limited is obligated under various capital lease agreements with monthly installments of $9,973 including interest ranging from 8% to 10% per annum. The final payments are due on various dates through February 2010.	137,128	—
Pursuant to a Note Purchase Agreement, the Company secured a loan from an affiliate of its majority stockholder in the amount of $2,300,000 (increased to $3,300,000 on July 24, 2006). Interest payments are due and payable on a quarterly basis commencing on April 1, 2006. The loan bears interest at a rate of 8% and is payable on December 31, 2007 or upon the occurrence of an equity or debt financing in excess of $8,000,000. Such note was refinanced subsequent to year end (see Note 18d)	3,300,000	--

AST was obligated under a Promissory Note payable to Bank of Hawaii for $850,000 dated during 2004, but not funded until 2005. Payable in monthly installments of interest only for nine months and then monthly payments of $4,725 plus interest at .50% above the banks base rate, which is 8.75% at December 31, 2006 and 7.25% at December 31, 2005. Pursuant to a credit facility, AST was obligated to the Bank of Hawaii for $1,440,667. The credit facility was secured by AST’s assets and accrued interest at a variable interest rate at 0.50% over the bank’s base interest rate (7.25% at December 31, 2005). On November 1, 2006, this amount was paid in full.

	—	2,257,487

AST is obligated under a Loan Agreement with ANZ Finance American Samoa, Inc. and ANZ America Samoa Bank (collectively, “ANZ”), for $5,800,000. Of this amount, $800,000 is in the form of a term loan and $5,000,000 is in the form of a revolving loan. The term loan bears interest at the rate of 1.25% above the Prime Rate, or the base rate on corporate loans posted by at least 75% of the United States’ 30 largest banks, commonly known as the U.S. Prime Rate of Interest as published from time to time in the Wall Street Journal. The revolving loan bears interest at the rate of 1.0% above the Prime Rate and is subject to certain financial covenants. As of December 31, 2006 the Company was not in compliance with such covenants, however, a waiver was granted by the Borrower. (See Note 18d). Payments of principal and interest under the term loan in the amount of $10,940 are due on the first day of each month. The revolving loan is due on October 30, 2007 and the term loan is due on October 30, 2015. AST has pledged all of its assets to secure this obligation. The proceeds from the ANZ loan were used to repay the amounts due under AST’s previously outstanding line of credit with the Bank of Hawaii and for working capital.

	4,840,416	—

Total notes payable and capital lease obligations	8,313,566	2,257,487

Less: current portion of long-term debt and capital lease obligations	4,246,019	1,497,367

Long-Term Debt and Capital Lease Obligations, net of current portion (includes $3,300,000 of note payable due to a related party).	$4,067,547	$760,120

Maturities of notes payable and capital lease obligations are as follows as of December 31, 2006:

For the Years Ending December 31,	Unrelated Party	Related Party
2007	$4,246,019	—
2008	93,006	—
2009	83,168	—
2010	82,750	—
2011	87,760	3,300,000
Thereafter	420,863	—

Total	$5,013,566	$3,300,000

The capital lease obligations are collateralized by underlying vehicles and equipment.

Secured Revolver Note - Related Party

Pursuant to a Debtor-in-Possession Financing Agreement (“DIP Financing”) executed on September 15, 2003, SVCH loaned the Company $2,000,000 in the form of a secured, super priority line of credit with interest at 8% per annum and was due on April 16, 2004. On October 25, 2004, SVCH loaned an additional $2,500,000 to the Company under a supplemental super priority line of credit. On September 14, 2004, $2,000,000 of obligations relating to the initial DIP Financing along with other secured claims and accrued interest amounting to $576,682 were converted into common stock as part of the Plan. On October 25, 2004, $2,500,000 of the obligation relating to the Company’s supplemental DIP Financing was converted to a secured revolver note with SVCH (“Secured Revolver Note”). The Secured Revolver Note was due on October 24, 2005 with interest at the rate of 8% per annum. Substantially all of the assets of the Company and its subsidiaries were pledged as collateral under the secured revolver note agreement. During May 2005, the Company received a modification and extension letter stipulating that SVCH would contribute the debt and related accrued interest into equity in connection with the acquisitions discussed in Note 5. As of January 31, 2006, accrued interest amounted to $321,596, whereas, interest expense from January 1, 2006 to January 31, 2006, amounted to $16,438. Preceding the acquisitions of Datec and AST, the debt and accrued interest of $2,821,596 were contributed into equity on January 31, 2006.

Promissory Note - Related Party

On September 1, 2004, our wholly-owned subsidiary Elandia Technologies, Inc. (“Technologies”) had issued a promissory note (“Promissory Note”) to Stanford Financial Group (“SFG”), an affiliate of SVCH, in the amount of $300,000 for the acquisition of PCS wireless licenses in the United States Virgin Islands and Bloomington, Illinois. The Promissory Note was assumed by the Company as part of its merger with Technologies on December 31, 2004. The Promissory Note accrued interest at the rate of 8% per annum, required quarterly interest payments and was to mature on August 31, 2007. The Company had not made any of the required quarterly interest payments as of January 31, 2006. During May 2005, Technologies received a modification and extension letter stipulating that SFG would contribute such debt and accrued interest into equity in connection with the acquisitions discussed in Note 5. As of January 31, 2006, the Company had accrued $50,893 as interest expense. Interest expense from January 1, 2006 to January 31, 2006, amounted to $2,959. The Promissory Note and related accrued interest amounting to $350,893 were contributed into equity on January 31, 2006, preceding the acquisitions of Datec and AST.

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

The L&S Agreement, which had a balance of $3,000,000 on September 15, 2005, was assumed by the Company as part of its merger with Technologies. On November 24, 2004, the L&S Agreement was amended by increasing the amount available from $5,000,000 to $8,500,000. All other terms and conditions remained the same. At January 31, 2006, the outstanding borrowings under the L&S Agreement amounted to $8,500,000 whereas accrued interest amounted to $1,685,387. During May 2005, the Company received a modification and extension letter stipulating that SVCH would contribute the debt and related accrued interest into equity in connection with the acquisitions discussed in Note 5. The revolver facility and related accrued interest amounting to $10,185,397 was contributed into equity on January 31, 2006 preceding the acquisition of Datec and AST.

NOTE 11- Commitments and Contingencies

Foreign Currency

Prior to January 1, 2006, the Company entered into a limited number of forward exchange contracts and currency options to hedge purchases of inventory in foreign currencies. The Company’s exchange rate commitments are intended to minimize the exposure to exchange rate movement risk on the cost of the Company’s products and on the price it is able to sell those products to its customers. The Company does not use foreign exchange instruments for trading or any other purpose.

The Company did not enter into any forward exchange contracts during the year ended December 31, 2006.

Bank Overdraft Facilities

As of December 31, 2006, the Company had amounts overdrawn with various banks in the amount of $657,281. The amount is included in accounts payable on the consolidated balance sheet. All overdraft facilities with the exception of the overdraft facility at Datec PNG were repaid and cancelled during the first quarter of 2007. The remaining bank overdraft incurs interest at rates ranging from 6.70% to 14.75%. It is a revolving facility with no fixed repayment date and is secured by the assets of Datec PNG.

The total overdraft available to the Company, as of December 31, 2006, was $2,186,955.

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

For the year ended December 31, 2006, the Company derived approximately 14% of its revenue from products and services supplied by one company for which the Company is deemed to be a preferred vendor.

Operating Lease Agreements

The Company leases certain cell towers, satellite and networking sites, office and warehouse space as well as machinery, vehicles, data processing and other equipment under lease agreements that expire at various dates through March 2019. Certain leases have renewal options at reduced rates and provisions requiring the Company to pay maintenance, property taxes and insurance. Generally, all rental payments are fixed. The Company is leasing office and retail facilities under lease agreements that expire at various dates through March 31, 2010. For the year ended December 31, 2006 and 2005, the rent expense for all operating leases was $1,233,783 and $300,547, respectively. For the period from September 15, 2004 to December 31, 2004 (Successor Company) and the period from January 1, 2004 to September 14, 2004 (Predecessor Company), the rent expense for all operating leases was $126,173 and $102,368, respectively. Future minimum commitments on the above agreements are as follows:

For the Years Ending December 31,	Related Party	Unrelated Party	Total
2007	$731,599	$458,799	$1,190,398
2008	663,618	328,086	991,704
2009	683,864	249,629	933,493
2010	174,192	207,088	381,280
2011	—	176,526	176,526
Thereafter	—	896,150	896,150

Total	$2,253,273	$2,316,278	$4,569,551

Employment Agreements

a.	The Company was a party to separate executive employment agreements with its former Chief Executive Officer and its Chief Operating Officer. The agreements with its Chief Executive Officer and Chief Operating Officer each had an effective date of April 1, 2004, were for five years with two successive renewal options of two years each. The agreements covered various performance and other employment matters and included an annual base salary of $250,000 each. The Company terminated its agreement with its Chief Operating Officer on December 31, 2005. On February 8, 2006, the Company’s Chief Executive Officer employed since April 1, 2004, resigned from the Company. Pursuant to his employment agreement, the Company incurred an expense of $250,000 related to one-year’s severance incurred as a result of canceling his employment contract. The Company is recognizing the expense ratably over a period of time commencing February 8, 2006 through February 7, 2007 since such individual is providing services during the severance period.

b.	The Company’s employment agreement with its Chief Financial Officer has an effective date of July 1, 2005 (further amended by the Board on February 17, 2006) for five years with two successive renewal options of two years each. The agreement covers various performance and other employment matters and includes an annual base salary of $200,000. In connection with the employment, the Company entered into a stock subscription agreement dated July 29, 2005 with its Chief Financial Officer for the purchase of 54,001 shares of the Company’s common stock for an aggregate purchase price of $100. Accordingly, in connection with the issuance of such shares, the Company recorded compensation expense amounting to $225,005 for the year ended December 31, 2005. In addition, on November 14, 2005, pursuant to the stock subscription agreement, the Chief Financial Officer was also granted an additional 54,001 shares of the Company’s common stock. The additional 54,001 shares of common stock are subject to repurchase rights by the Company terminating on June 30, 2007 and are not deemed to be outstanding until such time as they are earned. The Company has not recorded any expense in connection with these shares during the year ended December 31, 2006, since they remain subject to a right of repurchase until June 30, 2007. As of December 31, 2006, the Company has estimated that it is not probable that the shares will vest. As of December 31, 2006, 108,002 shares are deemed to be issued, but only 54,001 are deemed outstanding. This agreement has a change in control clause. If a change in control occurs, the executive has the right to terminate his agreements and receive severance in an amount equal to his annual base salary for twelve months. In addition, the Company will waive any lapse provisions of stock options or restricted stock grants made by the Company that have vested.

c.	On February 1, 2006, the Company entered into an employment agreement in which the former Chief Executive Officer of Datec became the Acting Chief Executive Officer of the Company. (The Executive’s title was subsequently changed to President of Business Development when the Chief Executive Officer was retained.) The employment agreement had an initial term that expired five years from the effective date but would automatically be extended for successive two-year terms unless either party gave written notice no less than 120 days prior to the end of the term to the other party of the desire not to renew the employment agreement. The employment agreement provided that the Acting Chief Executive Officer would receive a base salary of $210,000 and may also receive an annual performance bonus at the discretion of, and in accordance with criteria set by our Board of Directors, or pursuant to one or more written plans adopted by our Board of Directors. The Employment Agreement provided for severance payments and the acceleration of options under certain circumstances. This Employment Agreement was subsequently replaced by a new Employment Agreement entered into effective January 1, 2007. (See Note 18b).

d.	During January 2006, AST entered into an employment agreement with its President. The agreement is for a three year term beginning on February 1, 2006. The President’s annual salary will be $175,000 per annum with a 2.5% increase on each anniversary date of the agreement.

e.

As discussed in Note 13, effective January 31, 2006, the Company entered into an Amended and Restated Management Agreement (the “Restated Management Agreement”) with Level Best, Inc., an American Samoa corporation and related party through common management of AST (“LBI”), pursuant to which LBI agreed to provide the Chief Technology Officer of AST until January 31, 2009, and Chief Operating Officer of AST until January 31, 2007. The Restated

Management Agreement is for a term of three years commencing January 31, 2006 and ending on January 31, 2009. In consideration for the services of the said officers, the Company will pay LBI $328,750 per annum for the initial term and subject to annual increase. Under the terms of the Restated Management Agreement, the Company is required to provide for each of these professionals an automobile allowance, health insurance and reimbursement for reasonable out of pocket expenses, housing and transportation and other fringe benefits.

f.	Effective August 1, 2006, the Company entered into an employment agreement with the Chief Operating Officer of the Datec PNG. The employment agreement had an initial term that expired five years from the effective date but would automatically be extended for successive two year terms unless either party gave written notice no less than one hundred twenty days prior to the end of the term. The Chief Operating Officer would receive a base salary of $210,000 and an annual performance bonus in accordance with criteria set by the Company’s Board of Directors. The Employment Agreement provided for severance payments and the acceleration of options under certain circumstances. The Employment Agreement was subsequently replaced by a new Employment Agreement entered into effective February 7, 2007. (See Note 18a).

g.	On August 25, 2006, the Company entered into an employment agreement with its Chief Executive Officer, with an effective date of August 28, 2006. The employment agreement has an initial term that expires four years from the effective date but will automatically be extended for successive one year terms unless either party gives written notice no less than thirty days prior to the end of the term. The Chief Executive Officer’s base salary is $300,000 and may also receive an annual performance bonus in accordance with criteria set by the Company’s Board of Directors. In connection with the employment agreement, the Chief Executive Officer is also entitled to options to purchase up to 636,200 shares of the Company’s common stock at a price of $4.l7 per share, following the adoption by the Company and stockholder approval of a stock option plan. Such options will vest over a period of four years. In the event that a change in control of the Company shall occur at any time during the term of the employment agreement, and within 12 months of the occurrence of such change in control event, the Company terminates the Chief Executive Officer without cause or the Chief Executive Officer shall terminate his employment under this employment agreement, then, in any such event such termination shall be deemed to be a termination by the Company other than for cause and the Chief Executive Officer shall be entitled to payment equal to a twelve months of his base salary.

Current Political Situation in Fiji

Over the past 20 years, Fiji has been the subject of considerable political tension between ethnic Fijians who make up approximately one-half of the population and ethnic Indians who make up somewhat less than one-half. In December 2006, Fiji’s military commander seized control of the country, marking the fourth coup in two decades. The military takeover adds to concerns about political instability in Fiji and other Pacific Island Nations. These concerns may affect travel in Fiji and other Pacific Island Nations, currency exchange rates and the overall economic climate. These political events and any subseqent developments may have a negative impact on the Company’s business.

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

Pending Legal Matters

On February 6, 2006, an action against the Company was commenced in the Sixth Judicial Circuit Court in Pasco County, Florida by Cornerstone Businesses, Inc. In a complaint related to a subcontractor agreement between Cornerstone Businesses, Inc. and Midwest Cable Communications of Arkansas, Inc. Cornerstone Businesses, Inc. seeks relief based upon claims of breach of contract, tortious interference with a contractual right, tortious interference with a business relationship and fraud and negligent misrepresentation. The complaint seeks unspecified monetary damages, including pre-judgment costs and expenses. It is not possible at this time to predict the outcome of the legal matter and what effects, if any, it would have on the Company’s financial statement. Therefore, the Company has not recorded any amounts in its financial statements related to the possible outcome of this matter.

From time to time, the Company is involved in various other legal matters. At December 31, 2006, management does not believe that any pending matters (except as disclosed above) are material to the financial statements.

NOTE 12 - Stockholders’ Equity (Deficiency)

On September 14, 2004, in accordance with the Plan, all former outstanding shares of the Company’s common stock were cancelled with new shares to be issued in accordance with the Plan to SVCH and to some of its former unsecured creditors. Accordingly, on September 15, 2004, the Company issued 2,038,500 shares of its common stock and 1,876,500 warrants to SVCH and 108,000 shares of its common stock to holders of allowed pre-petition claims. All of the warrants were subsequently exercised.

On December 31, 2004, the Company issued 446,513 shares of common stock to the stockholders of Elandia Technologies, Inc. (“Technologies”) in exchange for all of the shares outstanding in connection with the common control merger effected on December 31, 2004.

On September 14, 2005, the Company’s Board of Directors approved a 9 for 10 reverse stock split of the outstanding shares of common stock. During February 2006, the Company’s Board of Directors approved a 3 for 5 reverse stock split for the outstanding shares of common stock. All share and per share information in these consolidated financial statements have been adjusted retroactively to reflect the reverse stock splits.

During the year ended December 31, 2005, the Company issued 255,740 shares (including the 54,001 issued to its Chief Financial Officer, Note 11) of its common stock to its officers and other consultants in exchange for services. The shares were valued at their estimated fair value resulting in a non-cash compensation expense to the Company of $1,065,591.

On July 22, 2005, the Company entered into an agreement to purchase 100% of the membership interests of AST, which was a majority owned (approximately 65%) by SVCH (See Note 5). On the effective date of the acquisition, January 31, 2006, Elandia issued a total of 4,225,726 shares of its common stock of which 2,739,008 shares were issued to SVCH, AST’s majority interest owner and 1,486,718 shares to AST’s minority interest owners. Such acquisition has been valued at $7,470,418.

On July 22, 2005, the Company entered into an arrangement agreement with the operating subsidiaries of Datec, a New Brunswick, Canada, corporation. Datec is a publicly-traded company on the Toronto Stock Exchange. Datec’s operating subsidiaries provide information technology and services in Australia, Fiji, New Zealand, Papua New Guinea, Samoa, the Solomon Islands, Tonga, and Vanuatu. In connection with the acquisition of the operating subsidiaries of Datec, the Company issued 4,085,126 shares of common stock, with a value of $15,320,251.

During May 2006, the Company issued 24,000 shares of common stock pursuant to a Director compensation policy approved by the Board of Directors during December 2005. Such shares were issued in 2006 to the four non-management board members in consideration for their services on the Board and its committees. The Company recorded a compensation expense based on the fair market value at the time the shares are earned. The shares were valued at their estimated fair value resulting in a non-cash compensation expense to the Company of $100,000.

During June 2006, the Company re-purchased 303,750 of issued but not outstanding shares of its common stock for $565 pursuant to a stock purchase agreement entered into during 2004 with its former Chief Executive Officer.

NOTE 13 – Income Taxes

The American Samoa Government, effective January 1, 2004, approved a ten year tax exemption for the members of AST for all income taxes and, for AST, all excise taxes incurred within the Territory of American Samoa. The exemption is for the purpose of promoting economic activity and employment within the Territory of American Samoa. AST must meet certain investment requirements for the exemption to continue.

Because the Company’s Datec entities operate in different countries, consolidated tax returns are not filed. Accordingly, the net operating losses of certain entities cannot offset profits in other jurisdictions. Having global operations, the Company is required to calculate and provide for separate income taxes in each of the numerous jurisdictions where it operates. This involves making judgments regarding the recoverability of deferred tax assets which can affect the overall effective tax rate. In addition, changes in the geographic mix or estimated level of pre-tax income can affect the overall effective tax rate.

At December 31, 2006, the Company had net operating loss carryforwards for United States income tax purposes of approximately $10,600,000 which expire through 2025 and foreign net operating loss carryforwards of approximately $6,400,000 which expire through 2012. In addition, the Company had U.S. and foreign temporary differences of $808,909. A portion of the U.S. losses may be subject to the separate return loss year limitation rules under Internal Revenue Code Section 1503. Both the U.S. and foreign losses may be subject to limitation rules based on a change of control. All loss carryforwards are fully offset by valuation allowances.

The following is a summary of the Company’s deferred income tax assets and liabilities at December 31, 2006 and December 31, 2005, computed by applying 34% effective tax rate to the total net operating losses and timing differences:

	As of December 31,
	2006	2005
Net operating loss carryforwards	$5,802,382	$7,400,000
Accrued expenses and other	808,909	733,000
Less: valuation allowance	(5,802,382)	(8,133,000)
Net deferred income tax asset	808,909	—

Property and equipment due to differences in depreciation	$45,321	$—

The domestic and foreign components of income (loss) before income taxes, minority interests and equity (loss) income from continuing operations are listed below:

	As of December 31,
	2006	2005
Domestic	$9,725,660	$(5,391,270)
Foreign	2,348,660	—

Income (loss) before incomes taxes, minority interests and equity (loss) income	$12,074,320	$(5,391,270)

Income from domestic operations in 2006 includes $13.3 million of debt forgiveness income for income tax purposes in conjunction with the purchase of AST and Datec.

The components of the tax provision from continuing operations are as follows:

	As of December 31,
	2006	2005
Currently payable
U.S. Federal	$—	$—
Foreign	1,079,490	—
State	—	—
Deferred
Domestic	—	—
Foreign	—	—

(Benefit) provision for income taxes	$1,079,490	$—

The components of the net deferred tax assets (liabilities) as of December 31, 2006 and 2005 are as follows:

	As of December 31,
	2006	2005
Depreciation	$(45,321)	$—

Gross deferred tax liabilities	$(45,321)	$—

Inventory	233,020	—
Accounts receivable	214,248	—
Accrued expenses	201,945	733,000
Loss carryforwards	5,802,382	7,400,000
Other	159,699	—

Gross deferred tax assets	6,611,291	—
Valuation allowance	(5,802,382)	(8,133,000)

Net deferred tax assets	$808,909	$0

The reconciliation of the U.S. statutory income tax rate to the effective rate from continuing operations is:

	As of December 31,
	2006	2005
U.S. Statutory Tax Rate	34%	34%
Permanent Difference	-90%
Utilization of Net Operating Loss	90%
Tax of Foreign Earnings	-9%
Other	-5%

	20%	34%
Valuation Allowance	-20%	-34%

Effective Tax Rate	0%	0%

NOTE 14 – Related Party Transactions

During March 2005, one of the Datec operating subsidiaries that the Company subsequently acquired, sold its building in Fiji for approximately $1,560,000 to Kelton Investments Ltd., an entity with which an officer and a director of the Company are affiliated (“Kelton”). Michael J. Ah Koy, the Company’s former acting Chief Executive Officer and current President of Business Development, is affiliated with Kelton. Moreover, Sir James M. Ah Koy, a director of the Company, is also affiliated with Kelton. Simultaneously with the sale of the building to Kelton, the Company entered into a lease agreement with Kelton to rent such building for a period of three years with certain renewal options. (See Note 15).

During March 2005, one of the subsidiaries that the Company subsequently acquired, sold a building in Papua New Guinea for approximately $3,470,000 to Pacific Rumana (“Rumana”) which is collectively owned by Kelton and Steamships, Inc., a 50% minority interest holder for Datec PNG (“Steamships”). On September 25, 2005, Datec PNG entered into a lease agreement with Rumana to rent such building for a period of one year from April 2005 to March 2006. Since then, the Company continues to rent the building pursuant to an oral agreement. The Company intends to rent the building for an additional four years commencing April 1, 2006 and terminating on March 31, 2010. (See Note 15).

On February 14, 2003, AST had entered into a management agreement with LBI. Under the terms of the agreement, LBI was to provide day to day management services to AST for a period of three years. Effective January 31, 2006, AST amended its management agreement with LBI. Under the terms of the new agreement, LBI supplied the Company with its Chief Operating Officer until January 31, 2007 and is to supply the Company with its Chief Technology Officer until January 31, 2009. For the year ended December 31, 2006 and 2005, management fees charged under this agreement amounted to $335,845 and $346,002, respectively. From September 15, 2004 to December 31, 2004, management fee expense under this agreement amounted to $98,656.

During February 2003, AST entered into a consulting agreement with SVCH. The agreement was for a three year term beginning April 1, 2003. Under the terms of the agreement, SVCH is to provide the Company with general business consulting services including strategic planning, expansion opportunities and financing matters. Consulting fees payable under this agreement were $40,000 per annum. This agreement was terminated during February 2006. For the year ended December 31, 2006 and 2005, such consulting fees amounted to $6,600 and $40,000, respectively.

During the year ended December 31, 2006, Kelton Investments Limited, a stockholder of the Company, advanced to the Company’s operating subsidiary, Date Fiji Limited, a total of $130,464. Pursuant to an oral agreement between Kelton and the Company, the balance due accrued interest at the rate of 13% per annum. The amount was payable upon demand, and the Company had the right to prepay, in whole or in part, without penalty. This amount was paid in full in December 2006.

For the year ended December 31, 2006 and 2005, AST paid $91,077 and $339,384, respectively, for lease payments, management fees and legal fees to related parties. From September 15, 2004 to December 31, 2004, AST paid $48,662 for lease payments, management fees and legal fees to related parties.

NOTE 15 - Sale/Leaseback of Buildings – Related Party

a.	Datec- Fiji

During April 2005, one of the Datec entities acquired by the Company on February 1, 2006, sold its building located in Fiji to Kelton, a related party, resulting in a gain of $261,687, and simultaneously therewith, it entered into an agreement to leaseback the facility. The gain recognized on the sale was deferred and is being amortized into income over the three year lease term (representing the lease term for the building). Accordingly, as of December 31, 2006, $99,148 has been deferred, and the Company amortized $90,507 as gain in the statement of operations for the year ended December 31, 2006.

b.	Datec – Papua New Guinea

During April 2005, one of the subsidiaries (subsequently acquired by the Company on February 1, 2006), sold its building located in Papua New Guinea to Pacific Rumana, a related party, resulting in a gain of $1,286,985. Simultaneously therewith, it entered into an agreement to leaseback the facility. The gain recognized on the sale was deferred and is being amortized into income effectively over a five year term based on a verbal agreement the Company has with Pacific Rumana. Accordingly, as of December 31, 2006, $836,541 has been deferred, and the Company amortized $235,947 as gain in the statement of operations for the year ended December 31, 2006.

NOTE 16 - Segment Information

The Company operates and is managed geographically in the following segments:

•	The Samoas;

•	Papua New Guinea;

•	Fiji and other Pacific Island nations; and

•	North America, including the Caribbean.

Below is a summary of the results by segment for the year ended December 31, 2006:

	*Papua New Guinea	*Fiji and Other Pacific Island Nations	Samoas	North America	Total
Revenue	$28,137,339	10,024,348	9,872,912	—	$48,034,599
Minority interest in net income of subsidiaries	$1,201,744	—	—	—	$1,201,744
Net income (loss)	$254,200	(2,118,158)	492,456	(3,748,693)	$(5,120,195)
Depreciation and amortization	$996,912	332,580	973,456	35,861	$2,338,809
Amortization of intangibles	$947,543	290,889	392,381	—	$1,630,813
Net interest income (expense)	$1,729	(223,706)	(236,165)	(284,795)	$(742,937)
Identifiable assets	$16,925,979	12,425,652	12,039,068	1,266,855	$(42,657,554)

*	Results of operations for Papua New Guinea and Fiji and other Pacific Island Nations are for the eleven month period from February 1, 2006 through December 31, 2006.

Below is a summary of the results by segment for the year ended December 31, 2005:

	†Papua New Guinea	†Fiji and Other Pacific Island Nations	Samoas	North America	Total
Revenue	$—	—	7,841,770	—	$7,841,770
Minority interest in net income of subsidiaries	$—	—	317,236	—	$317,236
Net income (loss)	$—	—	589,152	(11,362,831)	$(10,773,679)
Depreciation and amortization	$—	—	512,431	34,954	$547,385
Net interest expense	$—	—	54,268	1,658,938	$1,713,206

†	Results of operations do not include the operations of Papua New Guinea and Fiji and other Pacific Island Nations since they were not acquired until February 1, 2006.

NOTE 17 - Summary of Quarterly Results (unaudited)

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter		Total
	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005
Revenue	$8,104,208	$1,861,733	$12,230,620	$2,005,723	$13,008,220	$1,961,255	$14,691,551	$2,013,059	$48,034,599	$7,841,770
Cost of Revenue	4,067,533	725,111	6,477,551	748,414	7,162,831	871,612	6,859,751	1,121,023	24,567,666	3,466,160
Operating Expenses	1,559,056	277,003	2,323,179	244,461	2,462,049	258,890	2,884,859	218,653	9,229,143	999,007
General and Administrative Expenses	2,433,626	847,407	3,243,327	1,835,165	3,118,076	1,045,866	4,376,300	959,800	13,171,329	4,688,238
Depreciation and amortization	472,883	147,211	607,674	144,408	643,565	61,293	614,687	194,473	2,338,809	547,385
Amortization of intangibles	413,161	—	619,743	—	619,742	—	(21,833)*	—	1,630,813	—

Operating Loss	(842,051)	(134,999)	(1,040,854)	(966,725)	(998,043)	(276,406)	(22,213)**	(480,890)	(2,903,161)	(1,859,020)
Other Income (Expense)	195	(225,230)	102,549	(235,022)	12,147	(860,758)	(42,503)	(392,196)	72,388	(1,713,206)

Net Loss Before Income Tax	(841,856)	(360,229)	(938,305)	(1,201,747)	(985,896)	(1,137,164)	(64,716)	(873,086)	(2,830,773)	(3,572,226)
Income Tax Expense	(170,243)	—	(400,614)	—	(232,900)	—	(275,733)	—	(1,079,490)	—
Minority Interest	(223,801)	(79,309)	(328,407)	(79,309)	(291,505)	(79,309)	(358,031)	(79,309)	(1,201,744)	(317,236)

Loss from Continuing Operations	(1,235,900)	(439,538)	(1,667,326)	(1,281,056)	(1,510,301)	(1,216,473)	(698,480)	(952,395)	(5,112,007)	(3,889,462)
Income (Loss) from Discontinued Operations	(22,396)	(7,527,142)	15,550	(97,615)	(133)	104,857	(1,209)	635,683	(8,188)	(6,884,217)

Net Income (Loss)	$(1,258,296)	$(7,966,680)	$(1,651,776)	$(1,378,671)	$(1,510,434)	$(1,111,616)	$(699,689)	(316,712)	$(5,120,195)	$(10,773,679)

Basic and Diluted Loss per Share:
Continuing Operations	$(0.11)	$(0.06)	$(0.13)	$(0.17)	$(0.12)	$(0.16)	$(0.05)	(.14)	(.41)	(.53)
Discontinued Operations	—	(1.01)	—	(0.01)	—	(0.01)	—	.05	—	(.94)

Net Loss	$(0.11)	$(1.07)	$(0.13)	$(0.18)	$(0.12)	$(0.17)	$(0.05)	$(.09)	$(.41)	$(1.47)

*	Amortization of the intangible assets acquired in connection with the AST and Datec acquisitions in the first three quarters of 2006 was based upon a preliminary allocation based on the Company’s best estimate. The final independent valuation report in connection with the purchase price allocation for AST and Datec as required by FAS 141 re-aligned the value assigned to amortizable versus non-amortizable intangible assets. Accordingly, an adjustment was made in the fourth quarter, reducing amortization expense in the amount of approximately $640,000 to properly reflect the amortization expense for the entire reporting period. The Company anticipates quarterly amortization will be approximately $450,000.
**	Operating loss for the fourth quarter of 2006 was reduced substantially as a result of the fourth quarter adjustment of amortization of intangibles described above and the recognition of revenue during November and December 2006 relating to the payments from the Universal Service Fund of $1,239,315 for the period from May 23, 2006 to November 30, 2006. We anticipate that any payments from the Universal Service Fund that we receive during each of the fiscal quarters of 2007 will be less than the Universal Service Fund payments we received during the fourth quarter of 2006; however, the Company cannot give any assurances as to the exact amount of Universal Service Fund payments for any future quarters.

NOTE 18 – Subsequent Events

a.	On October 20, 2006, the Company entered into a Purchase and Sale Agreement with Chickasaw Wireless, Inc. for the sale of one of its wireless telecommunications licenses (Bloomington, Illinois). The transaction was consummated on January 3, 2007. The sales price was $2,750,000 and was paid to the Company in cash at closing.

b.	Effective January 1, 2007, the Company entered into an Employment Agreement with its President of Business Development and Vice President. The employment agreement has an initial term of five years but will automatically be extended for successive two year terms unless either party gives written notice no less than one hundred twenty days prior to the end of the term. The President of Business Development’s initial base salary is $210,000 with the potential for an annual performance bonus in accordance with criteria set by the Company’s Board of Directors. In the event of a change in control, the President of Business Development shall have the right to terminate his employment under the employment agreement by giving 30 days written notice at any time within one year of the change in control. In the event of such a termination, the President of Business Development shall be entitled to severance in an amount equal to his annual base salary for twelve months. In addition, the Company will waive any lapse provisions of stock options or restricted stock grants made by the Company that have vested.

c.	Effective February 7, 2007, the Company entered into an Employment Agreement with its Chief Operating Officer – Pacific Operations and Vice President. The employment agreement has an initial term of five years but will automatically be extended for successive two year terms unless either party gives written notice no less than one hundred twenty days prior to the end of the term. The Chief Operating Officer’s initial base salary is $210,000 with the potential for an annual performance bonus in accordance with criteria set by the Company’s Board of Directors. In the event of a change in control, the Chief Operating Officer’s shall have the right to terminate his employment under the employment agreement by giving 30 days written notice at any time within one year of the change in control. In the event of such a termination, the Chief Operating Officer’s shall be entitled to severance in an amount equal to his annual base salary for twelve months. In addition, the Company will waive any lapse provisions of stock options or restricted stock grants made by the Company that have vested.

d.	Effective February 16, 2007, the Company entered into a Convertible Note Purchase Agreement (the “Purchase Agreement”) with SIBL, pursuant to which SIBL purchased from the Company a Convertible Promissory Note in the amount of $25,300,000 (the “Note”); and a warrant granting SIBL, and its assigns, the right to purchase up to 1,518,000 shares of common stock. The Note has a four year term, with all principal being due and payable at maturity, and bears interest at an annual rate of 10%, accruing from issuance and payable on the 24-month anniversary of the date of the Note and then quarterly thereafter. The Note will, at the option of SIBL, be convertible, in whole or in part, into shares of Series A Convertible Preferred Stock at an initial conversion price of $5.00 per share, at such time as the Company’s amends its Certificate of Incorporation to authorize the issuance of preferred stock. The Company is required to use the proceeds solely for the purposes of (i) providing the bridge loan to Latin Node, Inc., a Florida corporation (“Latin Node”), and acquiring a controlling interest in Latin Node; (ii) refinancing the then outstanding indebtedness to SIBL in the amount of $3,300,000; and (iii) general working capital purposes. The Note is secured by the pledge of all of the shares of capital stock of Latin Node held by the Company at any time. The warrant is exercisable by SIBL and its assigns for seven years and has an exercise price of $5.00 per share. SIBL also agreed to provide an additional $5 million in convertible note financing within 12 months on certain circumstances. (See Note 18h).

Consummation of the Convertible Note Purchase Agreement with SIBL in February 2007 violated certain restrictions contained in the continuing guaranty we executed in connection with the ANZ Loan Agreement and gave rise to an event of default. We requested that ANZ consent to the transaction and waive the restrictions. On April 17, 2007, we received ANZ’s consent to the transactions and waiver of the restrictions, along with a certain other events of default with respect to certain financial covenants.

e.	Effective February 16, 2007, the Company also entered into a Credit Agreement (the “Credit Agreement”) with Latin Node and its subsidiaries, pursuant to which the Company agreed to loan to them the principal sum of $20,000,000. The borrowers executed a Secured Promissory Note (the “Latin Node Note”) in the Company’s favor for the principal sum of $20,000,000 with interest at an annual rate of 10% maturing on or before the earlier of the fourth anniversary of the execution date of the Latin Node Note, or demand by the Company following refusal by the FCC to approve the transaction described in the Stock Purchase Agreement (described below). The Latin Node Note requires that, prior to the maturity date, the borrowers pay to the Company the proceeds received pursuant to the terms of the Stock Purchase Agreement, less reasonable and customary closing costs approved by the Company, and all cash flow generated by the borrowers in excess of the borrowers’ reasonable and customary operating expenses. The Credit Agreement requires that, by June 16, 2007, the borrowers must pay down the principal due under the Latin Node Note to no more than $100,000. The Latin Node Note is secured by a security interest in certain of the assets of the borrowers and a pledge and security interest in all stock and securities issued to Latin Node by various of its subsidiaries.

f.

As of February 16, 2007, the Company, Latin Node, Retail Americas VoIP, LLC, a Delaware limited liability company, and Jorge Granados executed a Preferred Stock Purchase Agreement (the “Stock Purchase Agreement”), pursuant to which the Company agreed to purchase shares of Series A 10% Cumulative Convertible Preferred Stock of Latin Node (the “Series A Preferred Stock”) for an aggregate price of $20,000,000. The purchase price will be applied to the retirement of the Latin Node Note described above. The Series A Preferred Stock shall be convertible, in whole or in part, and at a conversion price of $2.50 per share, into shares of common stock of Latin Node representing 80% of the issued and outstanding shares of common stock of Latin Node. As holders of Series A Preferred Stock, the Company shall be entitled to elect two out of three directors of Latin Node. The closing of the Stock Purchase Agreement is subject to, among other things, obtaining the consent of the FCC to the change in control of Latin Node as contemplated by the Stock Purchase Agreement. The Stock Purchase Agreement further provides that the Company will lend an additional $5 million (less fees and expenses) to Latin Node on certain conditions. The further funding commitment is subject to Latin Node obtaining at last $5 million senior debt financing from a reputable financing institution, as well as the Company’s entry into a satisfactory intercreditor agreement with the senior lender.

g.	In consideration for its services in connection with the investment by SIBL into the Company and the investment by the Company into Latin Node, as described above, the Company paid Stanford Group Company, an affiliate of SIBL (“SGC”), a fee of $2,000,000 as well as granting to SGC, or its assignees, warrants to purchase up to 200,000 shares of the Company’s common stock. The warrants are exercisable at a price of $5.00 per share and for a term of seven years.

h.	Effective April 11, 2007, the Company entered into a First Amendment to the Convertible Note Purchase Agreement referred to above (the “First Amendment”). Pursuant to the First Amendment, SIBL agreed to expand the circumstances under which the additional $5 million in convertible note financing under the Convertible Notes Purchase Agreement would be made available to us as well as the permitted uses of such funds to include the repayment of certain amounts due under our line of credit with ANZ. The use of proceeds to be made available under SIBL’s commitment is limited to funding for Latin Node (so long as Latin Node has obtained at least $5 million in third-party debt financing), or repayment of the revolving loan portion of the ANZ facility maturing and not renewed (so long as there is no event of default under the loan agreement with ANZ).

i.	During February 2007, the Company issued 27,000 shares of common stock pursuant to a Director compensation policy adopted by the Board of Directors during December 2005. Such shares were issued in 2007 to the six non-management Board members in consideration for their services as members of the Board and its committees. The Company will record a compensation expense based on the fair market value at the time the shares are earned.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, we concluded that as of December 31, 2006, our disclosure controls and procedures are not effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures.

As a result of the acquisitions consummated on January 31, 2006 and February 1, 2006, we are continuing to integrate processes and systems and implement disclosure controls and procedures in these subsidiary operations, consistent with U.S. GAAP. Management identified control deficiencies in financial reporting departments that could result in errors in our financial reports and affect our ability to issue efficient and effective financial reports. These material weaknesses are primarily attributable to the geographic distances between our operating locations, limited staffing levels and our staff’s limited familiarity with reporting requirements under U.S. GAAP and SEC regulations. Management is taking remedial steps to correct these weaknesses.

During the last quarter of the fiscal year ended December 31, 2006, no changes in our internal control over financial reporting occurred. In February 2007, we appointed an internal auditor who is based in the South Pacific; however, we continue to lack staff with public accounting experience and, as a result, rely significantly on Harley L. Rollins, our Chief Financial Officer. In the second quarter of 2007, we will initiate training of our current personnel and will increase staff with public accounting experience to mitigate the current dependence of Mr. Rollins. We expect that the remaining material weaknesses will be remediated by the second half of 2007. Due to the fact that these remedial steps have not been completed, we have performed additional analyses and other post-closing procedures to ensure the consolidated financial statements contained in this Annual Report were prepared in accordance with U.S. GAAP and SEC regulations.

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for similarly situated public companies.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our executive officers and directors and their ages as of the date of this Annual Report are as follows.

Name	Age	Position
Harry G. Hobbs	53	President and Chief Executive Officer and Director
Michael J. Ah Koy	44	President of Business Development and Vice President
Harley L. Rollins	35	Chief Financial Officer, Secretary and Treasurer
Barry I. Rose	54	President of Operations, American Samoa and Samoa
Michael D. McCutcheon	47	Chief Operating Officer – Pacific Operations and Vice President
Sir James M. Ah Koy	70	Director
Osmo A. Hautanen	52	Director
Winston Thompson	66	Director
David L. Levine	59	Director and Chairman of the Board
Charles “Carlos” J. Fernandez	69	Director
Jai Bhagat	60	Director

Harry G. Hobbs became our Chief Executive Officer and a Director effective September 1, 2006. Prior to that, Mr. Hobbs has been a private investor since January 2004. From October 2002 through January 2004, Mr. Hobbs served as a member of the Board of Directors of FLAG Telecom Group Limited, a provider of international wholesale network transport and communications services. From August 1997 to May 2002, he held several senior executive positions for PSINet, Inc. Mr. Hobbs led PSINet through its Chapter 11 bankruptcy proceedings which commenced in June 2001. From 2001 to 2002, he served as PSINet, Inc.’s President and Chief Executive Officer. From 2000 to 2001, he served as President and Chief Operating Officer of PSINet, Inc. and PSINet International, Inc. From 1998 to 2000, he served as President and Chief Operating Officer of PSINet Europe, Inc. From 1997 to 1998, he served as Vice President of Customer Administration of PSINet. Prior to joining PSINet, from 1995 to 1997, Mr. Hobbs served as Vice President of Customer Care for American Personal Communications, LP.

Michael J. Ah Koy has been serving as our President of Business Development since August 2006. Prior to that, Mr. Ah Koy was serving as Acting Chief Executive Officer and Chief Operating Officer from February 2006 to August 2006. Prior to joining us, from January 2002 to February 2006, Mr. Ah Koy was Chief Executive Officer of Datec Group Ltd. Mr. Ah Koy was a founding Director of Datec Fiji Ltd., formed in 1985. From 1985 to 1996, Mr. Ah Koy served in various capacities within Datec Group Ltd., including Marketing Director of Datec Fiji and General Manager of Datec PNG New Guinea (PNG) Pty Ltd. He currently serves as Chairman of Amalgamated Telikem Holdings PNG Pty Ltd., a joint venture between the Datec Group Ltd. and Steamships Trading Company Pty Ltd., a subsidiary of the Swire Group. Mr. Ah Koy has extensive commercial experience in Fiji and the South Pacific region. Mr. Ah Koy holds a Bachelor of Commerce from Auckland University. Mr. Ah Koy is the son of Sir James M. Ah Koy, a member of our Board of Directors.

Harley L. Rollins has served as our Chief Financial Officer, Secretary and Treasurer since September 2004. From January 2002 until September 2004, Mr. Rollins was President, Chief Executive Officer and Chairman of the Board of Directors of TVC Telecom, Inc., an international long distance carrier serving primarily the Caribbean and Latin America. From May 1997 to March 2001, Mr. Rollins served as Chief Financial Officer of Technology Control Services, Inc. (TCS), a telecommunications software provider. During his tenure at TCS, Mr. Rollins also served as Managing Director of Interglobe Telecommunications, Ltd., a London-based telecommunications provider. From August 1996 to May 1997, Mr. Rollins was the Director of Finance, Treasury and External Reporting for US One Communications Corporation, a competitive local exchange carrier. From 1995 to 1996, Mr. Rollins served as Director of Finance and SEC Reporting at TresCom International, Inc., a publicly-traded international telecommunications company. From 1993 to 1995, Mr. Rollins was an auditor and tax associate for Deloitte and Touche LLP. Mr. Rollins holds a Bachelor of Arts in Business Administration and a Masters in Accountancy from the University of Georgia.

Barry I. Rose has served as President of Operations, American Samoa and Samoa since February 2006. Mr. Rose has served as President of the Board of Managers of AST Telecom since February 2004 and is responsible for our operations and development in both American Samoa and Samoa. Mr. Rose was Founder and Managing Partner of Rose Joneson Vargas, the commercial law firm in American Samoa and a member of the Pacific Legal Network, an association of commercial law firms in the South Pacific. Mr. Rose holds a Juris Doctorate from Howard University Law School in Washington D.C. He is licensed to practice law in Virginia, Hawaii and American Samoa.

Michael D. McCutcheon became Chief Operating Officer for Pacific Operations effective August 1, 2006. Prior to this, beginning in 2002, Mr. McCutcheon served as General Manager of Datec (PNG) Ltd. From 2000 to 2002, Mr. McCutcheon served as General Manager for the Southern Region of CSI Limited, the largest IBM system integration company in New Zealand. From 1993 to 2000, Mr. McCutcheon was engaged by Datec (PNG) Ltd in a number of capacities including National Operations Manager and General Manager for Banklink, a Datec PNG Ltd and Westpac Bank joint venture company that introduced EFTPOS into Papua New Guinea. Mr. McCutcheon initially entered the technology industry in 1978 and has 28 years experience in the field in roles ranging from computer programming, computer operations, project management and company management.

Sir James M. Ah Koy has served as a member of our Board of Directors since December 2005. Sir James is the founder and Executive Chairman of Kelton Investment Ltd. and the Kelton Group of companies now comprising 10 active companies. Sir James presently serves as Senator for Kadavu Province in Fiji in the Upper House of Parliament of the Senate of Fiji. He was first elected to serve in the House of Representatives in 1982 to 1987 and was re-elected in May 1987 for five years, re-elected in February 1994 for five years and re-elected again in May 1999 for five years. In 1987 and 2000, two coups intervened his stint in the House of Representatives. During the period from 1994 to 1999 of the Rabuka Fiji Government, he served in three cabinet positions, including Minister for Commerce Industries and Public Enterprises, Minister for Youth Employment Opportunities and Sports and Minister for Finance. As Minister for Finance of the Fiji Government, he was Governor and Representative for Fiji on the IMF/World Bank and the Asian Development Bank. On December 30, 1978, Sir James was awarded an OBE (Order of the British Empire) by her Majesty Queen Elizabeth II of England and the United Kingdom and was presented the Honours personally by her Majesty the Queen at Buckingham Palace. The award was for services to Industry and Commerce in Fiji. In May 1985, he was appointed Honorary Consul of Israel but resigned his appointment upon accepting a cabinet position in the Rabuka Government of Fiji. He served as Chairman and member of more than 20 Government and Statutory Boards of various successive Fiji Governments. He is presently a Fellow of the Institute of Directors (UK) and a Fellow of the Chartered Institute of Marketing (UK). Sir James is the father of Michael J. Ah Koy, our President of Business Development and Vice President.

Osmo A. Hautanen has been a member of our Board of Directors since December 2005. Mr. Hautanen is currently the Chief Executive Officer and member of the Board of Directors of Magnolia Broadband, Inc., a semiconductor company and innovator of radio frequency solutions for the cellular communications industry, and has been involved with Magnolia since April 2004. From May 2000 to May 2001 he has served as the Chief Executive Officer of Fenix LLC, a holding company for Union Pacific Corporation’s extensive portfolio of technology assets. From 1998 to 2000, Mr. Hautanen has served as Chief Executive Office of Formus Communications, Inc., a broadband access provider of voice, video, data communications and information technology services in European markets. From 1996 to 1998, Mr. Hautenen has held various senior management positions with Phillips Electronics. Mr. Hautanen holds a Master of Business Administration in International Business from Georgia State University and a Bachelor of Science in Control Engineering from Technical College of Varkaus in Finland. Mr. Hautanen serves on the Board of Directors of Forefront Holdings, Inc. (OTC: FOFH), a golf products manufacturer; and Axesstel Inc. (AMEX: AFT), a company that designs, develops, markets and manufactures fixed wireless voice and broadband data products for the worldwide telecommunications market.

Winston Thompson has been a member of our Board of Directors since December 2005. From February 1995 to March 2005, Mr. Thompson served as Chief Executive Officer of Telecom Fiji Ltd, Fiji’s sole domestic carrier. From February 1995 to March 1999, Mr. Thompson was Managing Director of Telecom Fiji Ltd’s predecessor company and is credited with its restructuring and modernization. Mr. Thompson has an extensive background with the Government of Fiji and has served as permanent secretary in a number of ministries and as Fiji’s Ambassador to the United Nations. Mr. Thompson serves as a director of Fiji Television Limited, Fiji Directories Limited and many other companies and also serves on various Audit, Governance, Compensation and Nominating Committees.

David L. Levine joined our Board in September 2006 and serves as its Chairman. Mr. Levine brings with him more than 30 years of experience in hotel and resort management as well as experience with acquisitions, consolidation and integration. He has been a private investor since October 2002. From May 1998 through October 2002, Mr. Levine served in various capacities with ResortQuest International, Inc., a New York Stock Exchange listed company until it was acquired by Gaylord Entertainment Company. From May 2000 to April 2002, he served as Chairman, President and Chief Executive Officer of ResortQuest. He served as President and Chief Executive Officer of ResortQuest from December 1999 to May 2000 and as President and Chief Operating Officer from May 1998 until December 1999. From June 1994 to April 1998, Mr. Levine was President and Chief Operating Officer of Equity Inns, Inc., a real estate investment trust that specializes in hotel acquisitions and that is also listed on the New York Stock Exchange. From June 1994 until November 1996, Mr. Levine was also President and Chief Operations Officer of Trust Management Inc., which operated Equity Inns’ properties. Since October 2002, Mr. Levine has devoted his time to development opportunities and serving on the Board of Directors of various corporate and charitable organizations.

Charles “Carlos” J. Fernandez became a Director, Chair of our Audit Committee and member of our Governance and Nominating Committee and Capital Committee on January 23, 2007. Since June 2004, Mr. Fernandez has been an independent financial consultant on financial, operational and administrative matters, including mergers and acquisitions, strategic planning, governance, compensation programs, and general financial matters. Mr. Fernandez is also currently a member of the Board of Directors and Chairman of the Audit Committee of The International Bank of Miami, N.A., a domestic commercial bank. From 1971 through 1991, Mr. Fernandez was an audit partner with KPMG, an international accounting firm. Mr. Fernandez elected early retirement in 1991 but returned to the firm in May 1994 until his retirement in June 2004. During this period, Mr. Fernandez was a Managing Director involved in mergers and acquisitions, forensic accounting, litigation support and other advisory services. Mr. Fernandez has significant experience with transborder transactions and in a broad spectrum of industries, including telecommunications and technology consulting services. Mr. Fernandez received a Bachelor of Science in Business Administration from the University of Florida in 1963 and became a Certified Public Accountant in 1965. Mr. Fernandez is currently a member of the Florida and American Institute of CPAs, a former Board member of the Florida International Bankers Association and a former member of the Board of Trustees and the Executive Committee of Florida International University. He is a founding member and former Treasurer and Executive Committee member of the Spain/U.S. Chamber of Commerce.

Jai Bhagat joined our Board of Directors effective November 2006 and became a member of our Governance and Nominating Committee and the Chair of our Capital Committee in January 2007. Since August 2003, Jai Bhagat has been a Director and Vice Chairman of Axesstel, Inc. (AMEX: AFT), a developer of fixed-wireless voice and data products for the worldwide telecommunications market. From March 2005 to October 2005, Mr. Bhagat served as Executive Chairman of US Wireless Online, Inc. (OTCBB: UWRL). US Wireless Online owns and operates one of the nation’s largest wireless Internet broadband networks operating in seven states and providing broadband services and solutions. From February 2000 and until December 2004, Mr. Bhagat also served as a Director of MeshNetworks, a wireless technology company. In 2000, Mr. Bhagat founded Air2lan and merged the company with US Wireless Online in March 2005. Previously, he was a co-founder of SkyTel Communications, Inc., where he served as Vice Chairman and Chief Executive Officer prior to SkyTel’s merger with MCI. Mr. Bhagat also served as Chairman of the License Exempt sector of the Wireless Communications Association International (WCA) trade association, which represents the broadband wireless industry. He has served as Chairman and a board member of both the Personal Communications Industry Association (PCIA) and American Mobile Satellite Corporate (now Motient), and has served on the boards of several wireless communications based companies such as Smart Synch, Inc as Chairman of the board, MeshNetworks, Inc, and J P Mobile, Inc. In March 2002, he was included on Rutberg & Company’s Wireless Influencers: 2002 list. Mr. Bhagat was inducted into the RCR Wireless Hall of Fame for his significant contributions to the wireless industry, and he is a fellow member of the Radio Club of America. Past industry awards include the PCIA Chairman’s Award, the Radio Club Sarnoff Citation, and RCR’s Personality of the Year. He also received Mobile Insights, Inc.’s Mobility Award for outstanding personal achievement, and the Mobility Award for the development of the SkyTel 2-Way Network. Mr. Bhagat received his B.S. in electrical engineering from Birla Institute of Technology & Science, Pilani, India, MS degree in electrical engineering from Howard University, Washington, DC, and completed the Executive Management program at Stanford University. Mr. Bhagat was appointed by the Governor of Mississippi to serve on the Board of Momentum Mississippi, an organization created to help formulate a long- range economic development plan for the state.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers to file, with the SEC, reports of their holdings and transactions in our common stock through the date on which our common stock was deregistered and delisted. Based on our records and other information, we believe that certain of our directors, executive officers and beneficial owners of more than 10% of our common stock failed to file, on a timely basis, the reports required by Section 16(a) during fiscal 2006. The following directors, executive officers and beneficial owners failed to file on a timely basis a Form 3 reporting their initial beneficial ownership: Sir James M. Ah Koy, Osmo A. Hautanen, Winston Thompson, David L. Levine, Harry G. Hobbs, Harley L. Rollins, Michael J. Ah Koy, Jai Bhagat, Barry I. Rose, SIBL and Kelton Investments Limited. Based on our records and other information, we believe that each such person has now filed the required reports.

Code of Ethics

Effective April 15, 2007, our Board of Directors adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors (the “Code”). The Code is filed as Exhibit 14.1 to this Annual Report and will be publicly available in the near future on our website at www.elandiainc.com. We will provide any person, without charge, upon request, a copy of the Code. Please address such requests to us, in writing. Any substantive amendments to the Code and any grant of waiver from a provision of the Code requiring disclosure under applicable SEC or Nasdaq rules will be disclosed in a Current Report on Form 8-K.

Corporate Governance

Board Structure

In connection with our acquisition of the operating subsidiaries of Datec Group Ltd., SIBL and Kelton Investments Limited (“Kelton”), entities which in the aggregate own approximately 69.8% of our common stock, entered into a voting agreement for the purpose of selecting our Board of Directors. Pursuant to the voting agreement, SIBL and Kelton have agreed that for so long as each shall hold no less than 3% of our outstanding common stock, each shall vote and support a nominee from each side for our Board of Directors. Jai Bhagat is currently serving as SIBL’s appointee to the Board of Directors and Sir James M. Ah Koy is currently serving as Kelton appointee to the Board of Directors.

Our Board met nine times and acted four times by unanimous written consent during 2006. Each of our current directors attended 75% or more of the aggregate of the total number of meetings of the Board held while he was a director and of each committee on which he or she served during the period in which the director served as a member of that committee. Although we do not have a formal policy regarding attendance by directors at annual stockholders’ meetings, such attendance is encouraged. We did not have an annual meeting of our stockholders in 2006.

Board Committees

Our Board of Directors has established standing committees in connection with the discharge of its responsibilities. These committees include an Audit Committee, a Governance and Nominating Committee, a Compensation Committee and a Capital Committee. Our Board of Directors has approved charters for each of these committees. The Board of Directors may also establish such other committees as it deems appropriate, in accordance with applicable law and regulations, our certificate of incorporation and bylaws.

Audit Committee. The primary responsibilities of the Audit Committee are to:

•	oversee the integrity of our financial statements and compliance with legal and regulatory requirements;

•	oversee qualifications, independence and performance of the independent auditors; and

•	prepare the report required to be prepared by the Committee and included in our annual proxy statement pursuant to the rules of the SEC.

The members of our Audit Committee currently are Messrs. Fernandez, Hautanen and Thompson, each of whom are independent. Mr. Fernandez serves as the Chairperson of the Committee and our financial expert. Our Board of Directors has determined that Mr. Fernandez qualifies as an audit committee financial expert within the meaning of the rules adopted by the SEC. During 2006, the Committee met five times and took no action by unanimous written consent.

Governance and Nominating Committee. The primary responsibilities of the Governance and Nominating Committee are to:

•	recommend to the Board of Directors and review annually Corporate Governance Guidelines to the Board of Directors;

•	review and recommend director candidates to the Board of Directors; and

•	annually evaluate and report to the Board on the performance and effectiveness of the Board.

The members of our Governance and Nominating Committee are Messrs. Levine, Bhagat and Fernandez, each of whom is independent. Mr. Levine serves as chairperson of the Governance and Nominating Committee. During 2006, the Committee did not meet and took no action by unanimous written consent.

Compensation Committee. The primary responsibilities of the Compensation Committee are to:

•	establish the compensation of the Chief Executive Officer, including goals and objective relevant to compensation, and evaluate performance relative to compensation;

•	make recommendations to the Board regarding compensation of executive officers and directors;

•	administer our equity compensation plans; and

•	prepare a report on executive compensation for inclusion in the company’s annual proxy or information statement.

The members of our Compensation Committee currently are Messrs. Hautanen, Levine and Thompson, each of whom is independent. Mr. Hautanen serves as the Chairperson of the Committee. During 2006, the Committee met three times and took no action by unanimous written consent.

Capital Committee. The primary responsibilities of the Capital Committee are to:

•	review with management, and make recommendations to the Board regarding, our financial plans, including present and future operating and capital needs;

•	review with management, and make recommendations to the Board regarding, potential mergers, acquisitions and divestitures; and

•

review with management, and make recommendations to the Board regarding, our policies regarding investor relations, advisability regarding stock splits, reverse splits and similar transactions and borrowings.

The members of our Capital Committee currently are Messrs. Bhagat, Hautanen and Fernandez, each of whom is independent. The Capital Committee was established in November 2006 and did not meet nor take any action by unanimous written consent during 2006.

Report of the Audit Committee

The Audit Committee oversees our accounting and financial reporting process on behalf of our Board of Directors. Management has the primary responsibility for the preparation of our financial statements and the disclosure and financial reporting process, including establishing a system of internal controls. In fulfilling its oversight responsibilities, the Committee reviewed and discussed with management and Marcum & Kliegman LLP, our independent registered public accounting firm, the audited financial statements as of and for the year ended December 31, 2006. Marcum & Kliegman LLP is responsible for expressing an opinion on the conformity of these audited financial statements with U.S. GAAP.

The Audit Committee has discussed and reviewed with Marcum & Kliegman LLP, with and without management present, the matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committee, as amended), which includes, among other things, matters related to the conduct of the audit of our financial statements. These discussions covered the overall scope and plans for their audit, the results of the examination, and the overall quality of our financial reporting. The Audit Committee has also received from Marcum & Kliegman LLP the written disclosures describing the relationships between Marcum & Kliegman LLP and us that might bear on the independence of Marcum & Kliegman LLP consistent with and as required by the Independent Standards Board Standard No. 1 (Independence Discussions with Audit Committee) and has discussed with Marcum & Kliegman LLP its independence.

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to our Board of Directors that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2006 for filing with the SEC.

The Audit Committee is currently comprised of Charles J. Fernandez, Osmo A. Hautanen and Winston Thompson. Our Board of Directors has determined that all of the directors meet the independence requirements under the Exchange Act and the rules and regulations of the SEC. The Audit Committee operates under a written charter that was adopted by our Board of Directors.

By the Audit Committee of the Board of Directors

Charles J. Fernandez
Osmo A. Hautanen
Winston Thompson

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Our Compensation Committee was established in November 2006. Under the supervision of our Compensation Committee, we have begun to develop and implement executive compensation policies, plans and programs that seek to attract and retain qualified and talented executives, and enhance our profitability while, at the same time, passing the scrutiny of our key constituencies – our stockholders, employees, customers, suppliers and the public. The Committee seeks to provide a balanced mix of cash and equity-based compensation to align our executives’ interests with stockholders’ short-term and long-term goals.

Compensation Objectives

The following principles influence and guide our executive compensation practices:

•

Compensation levels should be sufficiently competitive to attract and retain talented executives. Our overall compensation levels are targeted to attract and retain the superior talent we need to achieve and maintain our business goals.

•

Compensation should reflect each of our executive’s position and responsibility. Total compensation generally increases with position and responsibility. We also believe a greater percentage of total compensation should be at risk as position and responsibility increase. Thus, executives with greater roles in, and responsibility for, achieving our performance goals should bear a greater proportion of the risk that those goals are not achieved and should receive a greater proportion of the reward if goals are met or surpassed. Elements of compensation that may be at risk include, for example, annual bonuses and stock options.

•

Compensation should relate to and reward corporate and individual performance. Several elements of executive compensation are tied to corporate or individual performance. First, in setting salaries we believe in paying for performance, meaning that higher performing executives receive higher salaries compared to executives in similarly-situated positions at companies in our peer group. Second, annual bonuses for management employees, including executives, are linked directly to various components of our performance, as a whole as well as to individual levels of performance. Our financial and business performance is measured relative to pre-established performance targets. If our performance is above targeted levels, executives may receive higher bonuses. Likewise, corporate performance below targeted levels may result in a lower bonus or no bonus. Actual bonus payments for each executive are tied in part to individual performance. Third, equity-based compensation, consisting of stock options and restricted stock, is by its nature tied to our longer-term financial performance.

•

Compensation should be balanced between cash and equity-based compensation and balanced between forms of equity-based compensation. Equity ownership encourages executives to behave like owners and provides a clear link between the interests of executives and those of stockholders. In addition, as level of responsibility increases, executives generally have greater influence over our long-term stock performance. As such, we believe that a portion of executives’ total compensation should be paid in the form of equity and that the ratio of equity-based compensation to cash compensation should increase as position and level of responsibility increase. Both options and restricted stock increase in value as the value of our stock increases. However, stock options provide a benefit to the executive only if the value of our stock increases, while restricted stock has inherent value even if the value of our stock remains stable.

•

Compensation should, preferably, provide a mix of current, annual and long-term compensation. We strive to hire and retain executives who are focused upon the long-term success of our company. We achieve this goal by providing a mix of current, annual and long-term compensation. Current compensation is designed to provide an immediate financial incentive to our executives. Annual and long-term compensation are designed to focus executives on our longer-term achievements. Participation in annual and long-term compensation increases at the higher levels of responsibility where executives have the greatest influence on our lasting success and profitability. Current compensation includes, for example, salary and perquisites; annual compensation includes annual performance-based bonuses; and long-term compensation includes equity-based compensation (such as stock options and restricted stock) and retirement, pension, severance and change-in-control benefits.

Elements of Compensation

Our compensation structure for executives consists of the following key elements, each of which is described in more detail below:

•	total annual cash compensation, consisting of salary and bonus;

•	equity-based compensation, consisting of stock options and restricted stock; and

•	perquisites and other benefits.

You can find more information about the value of the various elements of 2006 compensation for our executives below under the heading “Summary Compensation Table.”

Total Annual Cash Compensation

Total annual cash compensation consists of market-competitive salaries and performance-based bonuses. Executive salaries are determined by the Compensation Committee and are designed to be competitive compared with prevailing market rates for equivalent positions. This involves setting salaries at levels that meet our total annual cash compensation targets discussed above. An executive’s actual salary is based on a variety of additional factors, including level of responsibility, scope and impact of decision-making, experience and future potential. We may also increase an executive’s salary based on performance. The Compensation Committee reviews executive salaries annually and at the time of a promotion or other change in responsibilities.

Bonus

Bonus targets are established upon retention and increase with position and responsibility. The Compensation Committee reviews the bonus targets for our executives on an annual basis. Bonus targets are structured to meet the total annual cash compensation targets discussed above. Increases may be market- or performance-driven. The Committee established bonus targets for 2007. These are based and conditioned upon the achievement of certain milestones, some based on individual performances goals and others based on corporate performance.

Corporate performance is determined by using a combination of metrics, which may include revenue, net income, cash flow, and business unit performance depending on the department in which the executive works. The Compensation Committee periodically reviews with management the appropriateness of the performance measures and their relative importance. In general, the Compensation Committee and management believe that these metrics, and their relative importance, provide an accurate appraisal of our overall annual performance that is consistent with how our performance is viewed both internally and externally. The Compensation Committee will approve performance targets for each of these measures at the beginning of the year.

After year-end, the Compensation Committee reviews management’s assessment of actual performance as compared to the pre-established performance targets. Assessing actual performance is subjective, and significant consideration is given to management’s recommendations in this regard. The Compensation Committee may adjust actual performance for unusual and non-recurring items that were not contemplated by the targets. Based on this review, the Compensation Committee determines whether the targets were attained and consequently whether we should pay bonuses under the plan.

Equity-Based Compensation

In November 2006, our Board of Directors approved our 2007 Stock Option and Incentive Plan that allows for the granting of stock options, restricted stock and other awards to our employees (including executives), directors and other key persons. We are in the process of obtaining stockholder approval of the plan. Under our Plan, holders of restricted stock have all voting, dividend, liquidation and other rights available to stockholders generally. We believe it is appropriate to provide these rights to holders of unvested restricted stock because it more closely aligns the holders’ interests with the interests of our stockholders generally. As of December 31, 2006, we have not granted any stock options.

Severance and Change in Control Benefits

We provide severance and change in control benefits to employees at the vice president level or above, including our executives. We have standard severance agreements for employees at the vice president level and a standard severance agreement for employees at the executive vice president level, and change in control benefits, which are included in their employment agreements. Severance and change in control benefits are intended to preserve executive productivity and encourage retention in an actual or potential change in control of the company. We believe the importance of these benefits increases with position and level of responsibility.

Perquisites and Other Benefits

Executives are entitled to various benefits that are available to employees generally, including:

•	medical, dental and vision insurance;

•	basic life insurance and disability coverage;

•	an allowance for certain costs relating to short-term disability insurance;

•	paid holidays and other time off with pay; and

•	relocation and moving expenses under certain circumstances.

Certain of our senior executives receive perquisites and other benefits. However, these are generally awarded on a very limited and case-by-case. These benefits may include a reasonable allowance, tuition reimbursement, travel expenses for a spouse or companion to Board meetings, etc. The Compensation Committee believes the perquisites and other benefits provided to executives are generally competitive with the benefit packages offered by companies in our peer group. From time to time, we obtain market data to confirm that these benefit programs remain competitive.

Policies Relating to Equity Ownership

While we do not have a formal policy relating to executives’ stock retention, executives are encouraged to own our stock, whether obtained through option and restricted stock grants or otherwise. In this regard, our executives are subject to various trading restrictions and requirements under our insider trading policy. Among other things, executives may not engage in short sales of our stock, may not sell or buy options on stock and may not sell or buy our stock through puts, calls or similar instruments. Executives are not prohibited from pledging our stock (as collateral for a loan or otherwise) but must comply with any trading restrictions applicable generally to transactions in our securities.

Summary Compensation Table

The following table sets forth information concerning the total compensation that we paid to our Chief Executive Officer, our Chief Financial Officer, our former Chief Executive Officers and Chief Operating Officers, and our most highly compensated executive officers for the year ended December 31, 2006 (“Named Executive Officers”), except where the aggregate salary and bonus of such executive officer did not exceed $100,000. Aspects of this compensation are dealt with in the following table.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)			Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation(1) ($)		Total ($)
Harry G. Hobbs (2) President and Chief Executive Officer	2006 2005 2004	100,000 — —	$75,000 — —		— — —		— — —	— — —	— — —	$10,000 — —		185,000 — —

Harley L. Rollins Chief Financial Officer	2006 2005 2004	197,917 175,000 58,333	18,667 — —	$	— 225,005 —	(3)	— — —	— — —	— — —	— — —		216,584 400,005 58,333
Michael J. Ah Koy (4) President of Business Development and former Chief Executive Officer and Chief Operating Officer	2006 2005 2004	192,500 — —	23,333 — —		— — —		— — —	— — —	— — —	— — —		215,333 — —

Michael D. McCutcheon (5) Chief Operating Officer – Pacific Operations	2006 2005 2004	198,640 — —	55,683 — —		— — —		— — —	— — —	— — —	33,035 — —	(6)	287,358 — —
Sydney D. Camper III (7) Former Chief Executive Officer	2006 2005 2004	26,042 250,000 250,000	— — —		— — —		— — —	— — —	— — —	267,545 — —		293,587 250,000 250,000

Eddie Crowston (8) Former Chief Operating Officer	2006 2005 2004	— 125,000 250,000	— — —		— — —		— — —	— — —	— — —	250,000 64,800 —		250,000 189,800 250,000

(1)

SEC rules require disclosure of the perquisites and other personal benefits for Named Executive Officers, unless the amount of that type of compensation is less than $10,000 in the aggregate. Except as specifically noted, none of our Named Executive Officers received perquisites or personal benefits of $10,000 or more in any given year.

(2)	Mr. Hobbs commenced his term of employment effective August 28, 2006. All other compensation represents $10,000 in reimbursement of travel expenses.
(3)

Pursuant to a Stock Purchase Agreement, effective July 29, 2005, Mr. Rollins purchased 54,001 shares of common stock. The shares are subject to repurchase by us under certain circumstances, and at our election. Our common stock is currently not trading; however, management estimates the value of the shares at $4.21 per share.

(4)

Mr. Ah Koy was recently employed by us in connection with our arrangement with Datec Group Ltd., consummated on February 1, 2006. This salary amount represents compensation paid to Mr. Ah Koy by Datec Group Ltd. during the year ended December 31, 2005 and 2004.

(5)

Mr. McCutcheon was recently employed by us in connection with our arrangement with Datec Group Ltd., consummated on February 1, 2006. This salary amount represents compensation paid to Mr. McCutcheon by Datec Group Ltd. during the year ended December 31, 2005 and 2004.

(6)	All other compensation represents payment for accrued but previously unpaid and unused vacation and leave entitlement.
(7)

Mr. Camper served as our President and Chief Executive Officer until February 2006. All other compensation represents a $250,000 severance payment, $17,545 accrued but unpaid vacation and car allowance during the time of his employment.

(8)

As of June 30, 2005, due to the discontinuation of our construction operations, we entered into an agreement with Mr. Crowston to terminate his services. All other compensation represents $250,000 in severance payments and car allowance.

Stock Option Grants

We did not grant options to purchase common stock to the Named Executive Officers in the year ended December 31, 2006. Moreover, as of December 31, 2006, we did not have any unexecuted options, stock that had not vested or equity incentive plan awards.

Option Exercises and Stock Vested

There were no stock options exercised or outstanding by Named Executive Officers during the year ended December 31, 2006.

Pension Benefits

We do not currently have any plans that provide for payments or other benefits at, following, or in connection with retirement.

Non-Qualified Deferred Compensation

We do not currently have any other defined contribution or other plan that provides for deferred compensation on a basis that is not tax-qualified.

Payments Upon Termination or Change of Control

The employment agreements with our Named Executive Officers provide for payments and benefits to the executive officer upon termination of employment without (as defined in their individual employment agreements) following a “change of control” (also as defined in their individual employment agreements).

Harry G. Hobbs

In the event of a termination under his employment agreement, by us without “cause,” Mr. Hobbs is entitled to severance in an amount equal to his annual base salary for twelve months and payment of health insurance premiums for COBRA continuation coverage for up to twelve months. In the event of a “change in control” (as defined below), Mr. Hobbs has the right to terminate his employment by giving 30-days written notice at any time within one year following the change in control.

For purposes of Mr. Hobbs’ agreement, “cause” means any of the following:

•	commission or participation by him in an injurious act of personal dishonesty, fraud, gross neglect, misrepresentation or embezzlement against us or any affiliates;

•	his conviction of, or plea of nolo contendere to, a felony;

•	the commission or participation by him in any other injurious act or omission against us in a wanton, reckless or grossly negligent manner; or

•	continued willful violations by him of his obligations to us.

We are required to give Mr. Hobbs a notice of termination stating that he committed one of the types of conduct set forth above and specifying the details thereof and he then has a 15-day period to cure such conduct (if possible).

For purposes of Mr. Hobb’s agreement, a “change in control” means any of the following:

•	a sale of all or substantially all of our assets;

•

the acquisition of more than 50% of our common stock (with all classes or series thereof treated as a single class) by any person or group of persons, but the acquisition of 50% or more of our common stock by SIBL or any of its affiliates is not to be deemed a change in control;

•

our reorganization whereby the holders of our common stock receive stock in another company (other than our subsidiary), our merger with another company whereby there is a 50% or greater change in the ownership of our common stock as a result of such merger, or any other transaction in which we (other than as the parent corporation) are consolidated for federal income tax purposes or is eligible to be consolidated for federal income tax purposes with another corporation; or

•

in the event that our common stock is traded on an established securities market, a public announcement that any person (other than SIBL) has acquired or has the right to acquire beneficial ownership of more than 50% of the then-outstanding common stock; for purposes hereof the terms “person” and “beneficial ownership” shall have the meanings provided in Section 13(d) of the Exchange Act, or related rules promulgated by the SEC, or the commencement of or public announcement of an intention to make a tender offer or exchange offer for more than 50% of the then outstanding shares of common stock; provided, however, that a change of control shall expressly not include any consolidation or merger effected exclusively to change our domicile, or any transaction or series of transactions principally for bona fide equity financing purposes.

Michael J. Ah Koy

In the event of a change in control, Mr. Ah Koy has the right to terminate his employment under the Employment Agreement by giving 30 days’ written notice at any time within one year of a change in control which term has the same definition as that contained in Mr. Hobbs’s employment agreement described above. In the event of such a termination by us without “cause” (as defined in the employment agreement) Mr. Ah Koy shall be entitled to severance in an amount equal to his annual base salary for twelve months and a waiver of any lapse provisions of stock options or restricted stock grants, made by us, that have vested. “Cause” means a determination in good faith by our Board of Directors that he has:

•	committed or participated in an injurious act of fraud, gross neglect, misrepresentation or embezzlement against us; or

•	committed or participated in any other injurious act or omission wantonly, willfully, recklessly. or in a manner which was grossly negligent, against us.

Harley L. Rollins

In the event of a termination by us without “cause,” Mr. Rollins shall be entitled to severance in an amount equal to his annual base salary for 12 months and a waiver of any lapse provisions of stock options or restricted stock grants, made by us, that have vested. For purposes of Mr. Rollins’ employment agreement, “cause” has the same definition as that contained in Mr. Ah Koy’s employment agreement (described above). In the event of a change in control, Mr. Rollins shall have the right to terminate his employment under the employment agreement by giving 30 days written notice at any time within one year of a “change in control” which, for purposes of Mr. Rollins’ employment agreement, means:

•	a change in control as set forth in Section 280G of the Internal Revenue Code; or

•	involving a transaction that would be required to be reported under Item 1 (now Item 1.01) on a Current Report on Form 8-K as was in effect on the date of the employment agreement (July 1, 2005).

Michael D. McCutcheon

In the event of a termination of employment by us without “cause” (as defined in the employment agreement), Mr. McCutcheon is entitled to severance in an amount equal to his annual base salary for 12 months and a waiver of any lapse provisions of stock options or restricted stock grants, made by us, that have vested. For purposes of Mr. McCutcheon’s agreement, “cause” has the same definition as that contained in Messrs. Ah Koy’s and Rollins’ employment agreements, as described above. In the event of a “change in control,” Mr. McCutcheon shall have the right to terminate his employment under his employment agreement by giving 30 days written notice at any time within one year of the change in control, which term has the same definition as that contained in Mr. Ah Koy’s employment agreement described above.

Summary of Potential Payments and Benefits

The following table sets forth information regarding potential payments and benefits that each Named Executive Officer would receive upon termination of employment following a change of control for termination without Cause, assuming that the triggering event in question occurred on December 31, 2006, the last business day of the fiscal year.

	Cash Payments(1)	Value of Benefits(2)	Value of Options with Accelerated Vesting(3)	Value of Stock with Accelerated Vesting(3)
Harry G. Hobbs	$300,000	$12,000	—	—
Michael J. Ah Koy	$210,000	—	—	—
Harley L. Rollins	$210,000	—	—	$225,005
Michael D. McCutcheon	$210,000	—	—	—

(1)	The amount in this column reflects a lump sum payment equal to annual basic salary in effect on December 31, 2006.
(2)	The amount in this column reflects 12 monthly payments in the amount of 100% of the monthly COBRA premiums for continued health coverage for the Executive.
(3)

As to Messrs. Ah Koy, Rollins and McCutcheon, in the event of a termination by us for any reason other than Cause (as defined in their respective employment agreements) or termination by the CEO within 12 months of a Change of Control (as defined in their respective employment agreements), we are required to waive any lapse provisions of stock options or restated stock grants. With the exception of Mr. Rollins, as of December 31, 2006, the Named Executive Officers do not have stock options or restricted stock grants.

Director Compensation

In December 2005, the Board adopted a Director compensation policy. In accordance with that policy, our non-employee directors each earn cash compensation of $25,000 per annum for services rendered in their capacity as Directors. In addition, the chairperson of the Audit Committee receives an additional $15,000 per year and the chairperson of each of the other committees receive an additional $5,000 per year. Each other member of the Audit Committee receives an additional $3,750 per year and each other member of the remaining committees receives an additional $1,250 per year. Finally, each non-employee director receives $25,000 of our common stock in their initial year of Board service and is entitled to receive an additional $12,500 of our common stock each year thereafter. At our discretion, the non-employee directors may receive cash in lieu of the shares of common stock.

The following table sets forth information for the fiscal year ended December 31, 2006 regarding compensation of our Directors who are not also Named Executive Officers:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)
Sir James M. Ah Koy	25,000	25,000	—	—	—	—	$50,000
Osmo A. Hautanen	33,752	25,000	—	—	—	—	58,752
Winston Thompson	30,000	25,000	—	—	—	—	55,000
David L. Levine	21,535	—	—	—	—	—	21,535
Charles J. Fernandez(3)	—	—	—	—	—	—	—
Jai Bhagat	4,167	—	—	—	—	—	4,167
Richard Gozia	43,438	25,000	—	—	—	—	68,438

(1)	Based on $4.17 per share which represents the aggregate market value of our common stock based upon the price at which our common stock was last sold.
(2)

SEC rules require disclosure of perquisites and other personal benefits for Directors unless the amount of that type of compensation is less than $10,000 in the aggregate. None of our directors received perquisites of $10,000 or more in any given year.

(3)	Mr. Fernandez became a director effective January 23, 2007.

Employment Agreements

Harry G. Hobbs Employment Agreement

We have entered into an Employment Agreement with Harry Hobbs as President and Chief Executive Officer, dated August 25, 2006, effective September 1, 2006. The Employment Agreement has an initial term that expires four years from the effective date but will automatically be extended for successive one-year terms unless either party gives written notice no less than 30 days prior to the end of the term to the other party of the desire not to renew the Employment Agreement. Mr. Hobbs will receive a base salary of $300,000 and may also receive an annual performance bonus in accordance with criteria set by our Board of Directors or pursuant to one or more written plans adopted by our Board of Directors. The amount of such bonus, assuming the achievement of applicable milestones established by the Board, shall be based primarily on the company’s overall performance.

We also agreed to reimburse Mr. Hobbs for his living expenses within Broward County, Florida, for a transitional period ending December 31, 2006. During the period of employment, Mr. Hobbs will also be entitled to additional benefits, including reimbursement of business expenses, paid vacation, an automobile allowance, a telephone allowance and participation in other company benefit plans or programs that may be available to other executives or employees of our company. Mr. Hobbs is also entitled to options to purchase up to 636,200 shares of our common stock, following the adoption by our Board of Directors and stockholder approval of a stock option plan. Such options will vest over a period of four years.

Michael J. Ah Koy Employment Agreement

On January 1, 2007, we entered into an employment agreement with Michael J. Ah Koy, our President of Business Development and Vice President of the Company. His employment agreement has an initial term of five years but will automatically be extended for successive two-year terms unless either party gives written notice no less than 120 days prior to the end of the term to the other party of the desire not to renew the employment agreement. His employment agreement provides for an initial base salary of $210,000 and an annual performance bonus at the discretion of and in accordance with criteria set by our Board of Directors or pursuant to one or more written plans adopted by our Board of Directors. During the period of employment, Mr. Ah Koy will also be entitled to additional benefits, including reimbursement of business expenses, paid vacation, a telephone allowance and participation in other company benefit plans or programs that may be available to other executives or employees of our company.

Harley L. Rollins Employment Agreement

On July 1, 2005, we entered into an employment agreement with Mr. Rollins, our Chief Financial Officer. His employment agreement has an initial term of five years from the effective date but will automatically be extended for successive two-year terms unless either party gives written notice no less than 120 days prior to the end of the term of the desire not to renew the employment agreement. Mr. Rollins currently receives a base salary of $210,000 and may also receive an annual performance bonus at the discretion of and in accordance with criteria set by our Board of Directors, or pursuant to one or more written plans adopted by our Board of Directors. During the period of employment, Mr. Rollins will also be entitled to additional benefits, including reimbursement of business expenses, paid vacation, an automobile allowance, a telephone allowance and participation in other company benefit plans or programs that may be available to other executives or employees of our company.

Effective July 29, 2005, and in connection with Mr. Rollins’ offer of employment, we entered into a stock subscription agreement with Mr. Rollins for the purchase of 54,001 shares of our restricted common stock. In accordance with this stock subscription agreement, we issued to Mr. Rollins 54,001 shares of our common stock. In addition, pursuant to a separate stock purchase agreement with Mr. Rollins, also dated July 29, 2005, we issued to Mr. Rollins an additional 54,001, shares for an aggregate total of 108,002 shares at an aggregate purchase price of $200.00. The 54,001 shares issued pursuant to the stock purchase agreement are subject to repurchase by us under certain circumstances, and at our election. As a result, these 54,001 shares may not be sold until after June 30, 2007. Notwithstanding the repurchase rights held by us, Mr. Rollins has the right to vote and receive dividends with respect to the shares.

Michael D. McCutcheon Employment Agreement

Effective February 7, 2007, we entered into an employment agreement with Michael D. McCutcheon, our Chief Operating Officer - Pacific Operations and Vice President. The employment agreement has an initial term of five years but will automatically be extended for successive two-year terms unless either party gives written notice no less than 120 days prior to the end of the term of the desire not to renew the employment agreement. His employment agreement provides for an initial base salary of $210,000 and an annual performance bonus in accordance with criteria set by our Board of Directors, or pursuant to one or more written plans adopted by our Board. During the period of employment, Mr. McCutcheon will also be entitled to additional benefits, including reimbursement of business expenses, paid vacation, an automobile allowance, a telephone allowance and participation in other benefit plans or programs that may be available to other executives or employees of our company.

Barry I. Rose Employment Agreement

Effective January 31, 2006, our subsidiary AST entered into an employment agreement with Barry I. Rose, President of Operations for American Samoa and Samoa. The employment agreement is for an initial term of three years beginning February 1, 2006 and ending January 31, 2009. The agreement provides for an initial base salary of $175,000, with an increase of 2.5% on each annual anniversary date of the Agreement. Mr. Rose may also receive an annual performance bonus in accordance with bonus or compensation programs of the senior management. During the period of employment, Mr. Rose will also be entitled to additional benefits, including reimbursement of business expenses, paid vacation, an automobile allowance, insurance and participation in other company benefit plans or programs that may be available to other executives or employees of our company.

Management Agreement

Effective January 31, 2006, our subsidiary AST entered into an amended and restated management agreement with Level Best, Inc., an American Samoa corporation affiliated with Barry Rose, our President of Operations for American Samoa and Samoa (“LBI”). Pursuant to this management agreement, LBI provides the senior business executives to perform management functions for us in American Samoa and Samoa. This management agreement is for a three-year term commencing February 1, 2006. In consideration for the services provided under the terms of the agreement, we are required to provide, for each of the executives provided under the management agreement, a salary, an automobile allowance, health insurance and reimbursement for reasonable out of pocket expenses, housing and transportation and other fringe benefits.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee as of December 31, 2006, were Messrs. Hautanen, Thompson and Levine. No member of the Compensation Committee was at any time during the fiscal year ended December 31, 2006, or formerly, an officer or employee of the company, nor has any member of the Compensation Committee had any relationship with us during the fiscal year ended December 31, 2006, requiring disclosure under Item 404 of Regulation S-K under the Exchange Act.

None of our executive officers has served as a member of the compensation committee (or other committee serving an equivalent function) of any other entity, with respect to which any executive officer served as a director or member of our Compensation Committee.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on this review and discussion, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2006.

By the Compensation Committee of the Board of Directors

Osmo Hautanen
Winston Thompson
David Levine

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 31, 2007, information with respect to beneficial ownership of our common stock by (i) each person known to us to beneficially own more than 5% of our common stock, (ii) each named executive officer, (iii) each of our Directors and nominee officers and Directors and (iv) all of such Directors and officers as a group.

	Beneficial Ownership
Name and Address(1)	Number of Shares	Percent of Total
Directors and Named Executive Officers
Michael J. Ah Koy(2)	1,276,557	9.8%
Harley L. Rollins (3)	108,002	*
Sir James M. Ah Koy (4)	1,212,918	9.3%
Osmo A. Hautanen	9,000	*
Winston Thompson	9,000	*
Harry G. Hobbs	0	0
Michael D. McCutcheon	0	0
David L. Levine	6,000	*
Charles “Carlos” J. Fernandez	6,000	*
Jai Bhagat	6,000	*
All current executive officers and directors as a group (11 persons)	2,835,020	21.55%

Beneficial Owners of More than 5%
Stanford International Bank Ltd. (5)	11,445,508	60.6%
Kelton Investments Limited (6)	1,195,175	9.2%
W&R South Pacific, L.P.(7)	1,396,718	10.7%
Krishna Sami(8)	828,105	6.3%
Sami Holdings Ltd(9)	814,307	6.2%

*	Indicates beneficial ownership of less than one percent of our total outstanding common stock.
(1)	Except as otherwise noted, address is c/o Elandia, Inc., 1500 Cordova Road, Suite 312, Fort Lauderdale, FL 33316.
(2)	Includes 81,382 shares held by Michael J. Ah Koy and 1,195,175 shares held by Kelton Investments Limited.
(3)	Represents 108,002 shares currently held by Mr. Rollins, of which 54,001 shares are subject to certain repurchase rights set forth in the Stock Purchase Agreement dated November 14, 2005.
(4)	Includes 14,743 shares held by Sir James M. Ah Koy and 1,195,175 shares held by Kelton Investments Limited.
(5)

The beneficial stockholder of Stanford International Bank Ltd. is R. Allen Stanford and the address of the beneficial owner is 5050 Westheimer Road, Houston, Texas 77056. Includes (i) 5,626,508 shares of common stock owned, (ii) 5,060,000 shares of common stock issuable upon conversion of Series A Convertible Preferred Stock issuable upon conversion of a Convertible Promissory Note, and (iii) 759,000 shares of common stock issuable upon exercise of a currently-exercisable warrant.

(6)

Kelton Investments Limited is a corporation existing under the laws of Fiji, of which the JMA Family Trust holds a 62% ownership interest. Sir James M. Ah Koy is the trustee of the Trust and the Managing Member of Kelton and exercises voting and investment power over the shares held by Kelton. In addition, Michael Ah Koy has a 9.5% direct beneficial interest in the JMA Family Trust.

(7)

W&R South Pacific, L.P., a Washington limited partnership is owned and controlled by W&R, Inc., an American Samoa corporation, which is wholly-owned by Mr. Rose and his wife. Mr. Rose and his wife are the managing partners of W&R South Pacific. They exercise shared voting and investment power over the shares held by W&R South Pacific, L.P.

(8)	Includes 13,798 shares held by Krishna Sami and 814,307 shares held by Sami Holdings Ltd, a private company controlled by Krishna Sami.
(9)	Sami Holdings Ltd is a private company controlled by Krishna Sami.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Since January 1, 2005, we have not been a party to, and we have no plans to be a party to, any transaction or series of similar transactions in which the amount involved exceeded or will exceed $60,000 and in which any current director, executive officer, holder of more than 5% of our capital stock, or entities affiliated with them, had or will have a material interest other than in the transactions described below. The descriptions set forth below are qualified in their entirety by reference to the applicable agreements, copies of which are filed as exhibits to this Annual Report.

Agreements with Stanford International Bank Ltd.

We have entered into certain agreements with Stanford International Bank Ltd., our principal stockholder (“SIBL”), and its affiliates.

Consulting Agreement. During February 2003, AST entered into a consulting agreement with Stanford Venture Capital Holdings, an affiliate of our principal stockholder (“SVCH”). The agreement is for a three year term beginning April 1, 2003. Under the terms of the agreement, SVCH is to provide us with general business consulting services including strategic planning, expansion opportunities and financing matters. Consulting fees payable under this agreement were $40,000 per annum. This agreement was terminated during February 2006. For the years ended December 31, 2006 and 2005, such consulting fees amounted to approximately $6,600 and $40,000, respectively.

Release and Satisfaction. As of January 30, 2006, SIBL, our principal stockholder and owner and holder of various promissory notes and security agreements acknowledged the full release and satisfaction of certain of our outstanding indebtedness as set forth in certain loan instruments or their respective amendments including:

•

Loan and Security Agreement, dated May 20, 2004, as amended by the First Amendment to Loan and Security Agreement dated November 24, 2004, and Renewal Revolver Promissory Note, dated November 24, 2004, all evidencing a loan in the maximum principal amount of $8.5 million,

•	a Promissory Note dated September 1, 2004, in the original principal amount of $300,000, and

•	Secured Revolver Note, dated October 25, 2004, evidencing a loan in the original amount of $2.5 million.

No separate consideration was paid to SIBL for this release and satisfaction. As a result, in the quarter ended March 31, 2006, SIBL contributed the accrued interest and the principal aggregating $10,185,397 into equity.

Note Purchase Agreement. As of February 10, 2006, we issued a promissory note to and entered into a Note Purchase Agreement with SIBL in the principal amount of $2.3 million for general working capital purposes. On July 24, 2006, we entered into a First Amendment to the Note Purchase Agreement increasing the principal amount to $3.3 million. As of October 2, 2006, we had drawn the entire amount available of $3.3 million. The promissory note accrues interest at a rate of 8% per annum and is due on December 31, 2007. The principal amount of the note, together with any unpaid interest, is due in a single payment on December 31, 2007 or upon the occurrence of an equity or debt financing in excess of $8 million. Interest payments under this note commenced on April 1, 2006 and are payable on a quarterly basis. We have not made any of the required interest only payments which constitutes an event of default under the Note Purchase Agreement. However, by letter dated October 30, 2006, the lender granted a waiver of default for the period April 1, 2006 to December 31, 2006. In February 2007, this obligation was refinanced (see below).

Agreement With Stanford Group Company. Effective January 4, 2007, we entered into an agreement with Stanford Group Company, an affiliate of SIBL (“SGC”). Pursuant to this agreement, SGC will serve as (i) our exclusive financial advisor in connection with possible merger, acquisition or other form of entity combination involving Elandia, and (ii) our exclusive placement agent in the proposed placement of our securities. The agreement is for a term of six months, although either party may terminated the agreement at any time upon ten days prior written notice. As compensation for services to be provided, we agreed to pay SGC a non-refundable monthly retainer of $15,000 for the term of the engagement, as well as a reimburse SGC for all reasonable out of pocket expenses. In addition, we agreed to pay SGC a placement fee equal to 7% of the gross proceeds of any equity placement and 4% of the gross proceeds of any debt placement (in either case, a “Placement Fee”), as well as warrants to purchase shares representing a percentage of the securities sold in connection with the placement, 5% in connection with an equity placement and 2.5% in connection with a debt placement. The warrants will be for a term of five years, will be exercisable at the exercise price or conversion price of the securities sold and will contain standard provisions regarding cashless exercise, anti-dilution and other customary terms. In connection with a business combination, we agreed to pay SGC an advisory fee equal to 3% of the consideration paid or received in connection with the business combination. (The monthly retainer will be credited towards any of the fees that may become payable to SGC as part of any Placement Fee or Advisory Fee.)

Convertible Note Purchase Agreement. Effective February 16, 2007, we entered into a Convertible Note Purchase Agreement with SIBL, pursuant to which SIBL purchased from us a convertible promissory note in the amount of $25.3 million (the “Note”); and a warrant granting to SIBL, and its assigns, the right to purchase up to 1,518,000 shares of our common stock. The Note has a four-year term, with all principal being due and payable at maturity, and bears interest at an annual rate of 10%, accruing and payable on the 24-month anniversary of the date of the Note and then quarterly thereafter. The Note will, at the option of SIBL, be convertible, in whole or in part, into shares of Series A Convertible Preferred Stock of Elandia at an initial conversion price of $5.00 per share, at such time as we amend our Certificate of Incorporation to provide for preferred stock. We are required to use the proceeds solely for the purposes of

•	acquiring a controlling interest in Latin Node,

•	refinancing of pre-existing indebtedness to SIBL in the amount of $3.3 million;

•	general working capital purposes.

The Note is secured by the pledge of all of the shares of common stock of Latin Node currently held by us. The warrant is exercisable by SIBL and its assigns for seven years and has an exercise price of $5.00 per share. We also agreed to register the re-sale of the shares of common stock issuable upon exercise of the warrant and conversion of the Note and preferred stock pursuant to the terms of a Registration Rights Agreement entered into simultaneously with the Convertible Note Purchase Agreement. SIBL also agreed to provide an additional $5 million in convertible note financing within the next 12 months on certain conditions.

Board Approval of Certain Agreements with SIBL/SGC. In connection with the transactions described above, our Board of Directors obtained a “fairness” opinion from vFinance Investments, Inc. as to the fairness from a financial point of view of:

•	the compensation to be received by SGC for its services in connection with these transactions,

•	the conversion price of the Note and the exercise price of the warrants, and

•	the number of warrants to be issued to SIBL.

The Board of Directors considered, among other things, this fairness opinion when it approved these transactions, which were approved by a majority of our independent directors, upon the recommendation of our Capital Committee following several meetings to review the transactions.

Agreements with Kelton Investments Ltd.

Real Property Sales and Leaseback. During April 2005, Datec Fiji Ltd. sold to Kelton Investments Ltd. (“Kelton”) certain real estate property located in Fiji for a purchase price of approximately $1,560,000. Management believes the purchase price paid by Kelton was fair market value. The appraised value was $1,680,000. The purchase price was $120,000, or 7.1%, less than the appraised value of the property. However, we received no other offers on the property, we were not required to pay any commissions or realtor costs in connection with the sale and management had previously determined it was in our best interest to sell the property. The property is being leased to us and utilized for our operations in Fiji. Sir James M. Ah Koy, our director and the father of Michael Ah Koy, our President of Business Development, is the Chairman of Kelton and exercises voting and investment power over the shares held by Kelton. In addition, Michael J. Ah Koy is a trustee and beneficiary of the Sir James Michael Ah Koy Trust which holds a 61.6% ownership interest in Kelton.

During March 2005, one of our subsidiaries sold its building located in Papua New Guinea for approximately $3,470,000 to Pacific Rumana, an entity which is collectively owned by Kelton and Steamships, Inc., a 50% minority interest holder for Datec PNG (“Steamships”). On September 25, 2005, Datec PNG entered into a lease agreement with Rumana to rent such building for a period of one year from April 2005 to March 2006. Since then, we continue to rent the building pursuant to an oral agreement. We intend to rent the building for an additional four years commencing April 1, 2006 and terminating on March 31, 2010. Management believes the purchase price paid by Pacific Rumana was fair market value. The property is being leased back to us and utilized for our operations in Papua New Guinea.

Advances. During the year ended December 31, 2006, Kelton advanced to our operating subsidiaries, Datec Fiji Investments and Datec Fiji Limited, a total of $130,464. Pursuant to an oral agreement between Kelton and us, the balance due accrues interest at the rate of 13% per annum. The amount is payable upon demand, although we have the right to prepay, in whole or in part, without penalty.

Agreement with Sir James M. Ah Koy

Sir James M. Ah Koy serves as a director to various of our subsidiaries in order to satisfy local laws in those jurisdictions. In addition, in light of Sir James’ extensive business experience and professional relationships in Fiji and other Pacific Island Nations, we have in the past and may again in the future engage Sir James on a consulting basis to assist with special projects. We intend to pay Sir James a fee for this service. A total of $90,000 was paid to Sir James for services rendered in 2006 and the first quarter of 2007.

Management Agreement

On February 14, 2003, AST entered into a management agreement with Level Best, Inc., a company affiliated with Barry Rose (“LBI”). Under the terms of the agreement, LBI provided day-to-day management services to AST. Effective January 31, 2006, AST amended its management agreement with LBI. Under the terms of our initial agreement, LBI supplied us with our Chief Operating Officer until January 31, 2007 and will supply us our Chief Technology Officer until January 31, 2009. Management fees charged under this agreement amounted to $335,845 and $346,002 for the year ended December 31, 2006 and 2005, respectively.

Director Independence

As of the date of this Annual Report, our securities are currently not listed on a national securities exchange or in an inter-dealer quotation system. As such, there is no requirement that a majority of the members of our Board of Directors be independent. Nonetheless, our Board of Directors, in the exercise of reasonable business judgment, has determined that a majority of our directors qualify as independent directors pursuant to SEC rules and regulations and the independence standards of the listing requirements of The Nasdaq Stock Market. Under these standards, a director is not considered independent if he has certain specified relationships with the company or any other relationships that, in the opinion of the Board, would interfere with his exercise of independent judgment as a director. Our independent directors are: Osmo A. Hautanen, Winston Thompson, David L. Levine, Charles J. Fernandez and Jai Bhagat.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the aggregate fees billed and expected to be billed to us by Marcum & Kliegman LLP for fiscal years ended December 31, 2006, 2005, and 2004:

Principal Accountant Fees and Services

	2006	2005	2004
Audit Fees (1)	$768,000	$350,000	$262,350
Audit-Related Fees (2)	120,000	134,500	—
Tax Fees (3)	—	35,000	35,000
All Other Fees (4)	—	—	—

Total	$888,000	$519,500	$297,350

(1)

Includes the aggregate fees billed by our auditors for professional services rendered for the audit of our annual financial statements included in our Form 10-K and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during those fiscal years.

(2)

Includes the aggregate of fees billed for services related to our assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and for review of the financial statements included in our Registration Statement on Form 10, as amended.

(3)	Includes the aggregate fees billed by our auditors for taxation compliance, tax advice and tax planning.
(4)	Includes the aggregate fees billed by our auditors for products and services provided by our principal accountant, other than the services covered above.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent auditors. All audit and non-audit services must be approved in advance by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Exhibits.

Exhibit No.	Description of Document
2.1	Order Confirming Joint Plan of Reorganization and Granting Debtors’ Motion to Substantively Consolidate Bankruptcy Cases, In the United States Bankruptcy Court for the Western District of Arkansas Fayetteville Division, dated as of September 14, 2004.(1)

2.2	Amended and Restated Agreement and Plan of Merger among eLandia Solutions, Inc., Elandia AST Acquisition, Inc., W&R South Pacific L.P., Stanford International Bank Ltd.(“SIBL”), AST Telecom L.L.C., dated as of August 15, 2005.(1)

2.3	Amended and Restated Arrangement Agreement between eLandia Solutions, Inc., eLandia South Pacific Holdings, Inc., Elandia Datec Acquisition Ltd., Datec Group Ltd., Datec Pacific Holdings, Ltd., Stanford International Bank Ltd., Michael J. Ah Koy, James M. Ah Koy, Krishna Sami, Kelton Investments Limited, Sami Holdings Ltd., Sydney Donald(Trip) Camper III, Eddie Crowston and Harley L. Rollins, dated as of August 8, 2005.(1)

2.4	Agreement and Plan of Merger by and among Centra Industries, Inc., Centra Acquisition, Inc., eLandia Solutions Incorporated, Stanford Venture Capital Holdings, Inc., and the stockholders of eLandia Solutions Incorporated, dated as of May 20, 2004.(2)

3.1	Certificate of Incorporation of the Company.(1)

3.2	Bylaws of the Company.(1)

3.3	Amended and Restated Bylaws Adopted January 16, 2007.(3)

4.1	Co-Sale and First Refusal Agreement by and between SIBL and W&R South Pacific, L.P., dated January 31, 2006.(1)

4.2	Security Agreement by and among the Company (formerly known as Centra Industries Inc.), Midwest Cable Communications of Arkansas, Inc., and Stanford Venture Capital Holdings, Inc., dated as of October 25, 2004.(1)

4.3	Satisfaction and Release of Promissory Notes and Security Interests by SIBL, dated as of January 30, 2006.(1)

4.4	Form of Warrant issued by Elandia in favor of Stanford dated February 16, 2007.(4)

4.5	Registration Rights Agreement dated February 16, 2007, by and among Elandia and Stanford.(4)

9.1	Memorandum of Agreement between SIBL and Kelton Investments, Ltd., dated December 8, 2005.(2)

10.1	Form of Indemnification Agreement(1)

10.2	Form of Lock-Up Agreement(1)

10.3	Employment Agreement between the Company and Harley L. Rollins, dated as of July 1, 2005.(1)

10.4	Stock Subscription Agreement between the Company and Sydney D. Camper, dated as of July 29, 2005.(1)

10.5	Stock Purchase Agreement between the Company and Harley L. Rollins, dated as of July 29, 2005.(1)

Exhibit No.	Description of Document
10.6	Stock Subscription Agreement between the Company and Harley L. Rollins, dated as of July 29, 2005.(1)

10.7	IBM Business Partner Agreement between IBM New Zealand Limited and Datec (Fiji) Ltd., dated as of September 12, 2002.(1)

10.8	Lease Agreement by and between the Company and Southern Centers Associates I, LLP, dated January 30, 2004 (relating to property at 1500 Cordova Road in Ft. Lauderdale, FL), and First Addendum to Lease dated, May 27, 2006.(2)

10.9	Lease Agreement by and between Kelton Investments Limited and Datec Fiji Ltd., dated April 1, 2005 (relating to property at 68 Gordon Street in Suva, Fiji)(1)

10.10	Lease Agreement by and between Kelton Investments Limited and Network Services Ltd. dated April 1, 2005 (relating to property at 63 Albert Street in Auckland, New Zealand)(1)

10.11	Lease Agreement by and between Jewel Properties Limited, Datec Investments Ltd. and Datec Group Ltd., dated October 13, 2004 (relating to property at 63 Albert Street in Auckland, New Zealand)(1)

10.12	Lease Agreement by and between Monier PNG Limited and the Independent State of Papua New Guinea, dated September 10, 2003 (relating to property at Allotment 32 Section 38 in Hohola, N.C.D. in Papua New Guinea).(1)

10.13	Lease Agreement by and between Centrepoint Limited and Datec Solomon Islands Limited, dated December 1, 2004 (relating to property at 611 Mendana Avenue in Honiara, Solomon Islands).(1)

10.14	Lease Agreement by and between Datec Samoa Limited and Justin Parker Trading as J Parker Investment, dated March 22, 2004 (relating to property at in the Parker Building in Apia, Samoa).(1)

10.15	Constitution of Datec (PNG) Limited (relating to the Datec PNG Pty Joint Venture)(1)

10.16	Stockholders’ Agreement for Datec PNG Pty Limited between Steamships Pty Limited and Kelton Investments Limited (relating to the Datec PNG Pty Joint Venture).(1)

10.17	License Agreement between Tower Top Investments, Inc. and the Company, dated April 1, 2006.(2)

10.18	License Agreement between Tower Top Investments, Inc. and the Company, dated April 1, 2006.(2)

10.19	License Agreement between Tower Top Investments, Inc. and the Company, dated April 1, 2006.(2)

10.20	License Agreement between Tower Top Investments, Inc. and the Company, dated April 1, 2006.(2)

10.21	Executive Employment Agreement between the Company and Michael J. Ah Koy, dated February 1, 2006.(2)

10.22	Note Purchase Agreement between the Company and SIBL, dated February 10, 2006.(2)

10.23	First Amendment to Note Purchase Agreement between the Company and SIBL, dated July 24, 2006.(2)

10.24	Executive Employment Agreement between the Company and Michael D. McCutcheon, dated August 1, 2006.(2)

Exhibit No.	Description of Document
10.25	Executive Employment Agreement between the Company and Harry G. Hobbs, effective August 28, 2006.(2)(5)

10.26	Employment Agreement between the Company and Barry I. Rose, dated January 31, 2006.(2)

10.27	Amended and Restated Management Agreement between the Company and Level Best, Inc., effective as of January 31, 2006.(2)

10.28	Distributor Agreement between Canon Australia Pty Limited and Datec(PNG) Limited, dated June 14, 2006.(5)

10.29	Authorized Alliance Support Organization Agency Agreement, dated September 19, 2003, between Datec Australia Pty Ltd. and Hewlett-Packard Australia Pty Ltd.(3)

10.30	Purchase Agreement between Elandia Technologies, Inc. and Chickasaw Wireless, Inc., dated as of October 20, 2006.(3)

10.31	Loan Agreement among AST Telecom, LLC, as Borrower, ANZ Finance American Samoa, Inc. and ANZ Amerika Samoa Bank, as Lenders, and ANZ Finance American Samoa, as Agent, dated October 30, 2006.(3)

10.32	Security Agreement among Elandia, Inc., Elandia South Pacific Holdings, Inc., and Elandia Datec Acquisition Ltd., in favor of ANZ Finance American Samoa, Inc., dated October 30, 2006.(3)

10.33	Indemnity, Subrogation and Contribution Agreement among AST Telecom, LLC, as Borrower, and Elandia, Inc., Elandia South Pacific Holdings, Inc., Elandia Datec Acquisitions, Inc., Generic Technology Limited, Datec(Fiji) Limited and Network Services Limited, et al, dated October 30, 2006.(5)

10.34	Continuing Guaranty among Elandia, Inc., Elandia South Pacific Holdings, Inc., Elandia Datec Acquisition Ltd., as Guarantors, ANZ Finance American Samoa, Inc. and ANZ Amerika Samoa Bank, as Lenders, and ANZ Finance American Samoa, as Agent, dated October 30, 2006.(3)

10.35	Convertible Note Purchase Agreement dated February 16, 2007, by and among Elandia and Stanford.(4)

10.36	Convertible Promissory Note dated February 16, 2007 issued by Elandia in favor of Stanford.(4)

10.37	Stock Pledge Agreement dated February 16, 2007 by and among Elandia and Stanford.(4)

10.38	Credit Agreement dated February 16, 2007, by and among Elandia and Latin Node; Latin Node, LLC, a Florida limited liability company; Latinode Communications Corporation, a Florida corporation; NSite Software, LLC, a Florida limited liability company; Tropical Star Communications, Inc., a Florida corporation; TS Telecommunications, Inc., a Florida corporation; and Total Solutions Telecom, Inc., a Florida corporation (collectively, the “Latin Node Entities”).(4)

10.39	Secured Promissory Note dated February 16, 2007 issued by the Latin Node Entities and its subsidiaries in favor of Elandia.(4)

10.40	Security Agreement dated February 16, 2007 by and among Elandia and the Latin Node Entities.(4)

10.41	Stock Pledge Agreement dated February 16, 2007 by and among Elandia and the Latin Node Entities.(4)

10.42	Preferred Stock Purchase Agreement dated February 16, 2007 by and among Elandia, Latin Node, RAV, and Jorge Granado.(4)

Exhibit No.	Description of Document
10.43	Executive Employment Agreement between the Company and Michael J. Ah Koy dated January 1, 2007.

10.44	Executive Employment Agreement between the Company and Michael D. McCutcheon dated February 7, 2007.

10.45	First Amendment to Convertible Note Purchase Agreement dated April 11, 2007 by and between Elandia and SIBL.

10.46	Letter from Amerika Samoa Bank dated April 17, 2007.

14.1	Code of Business Conduct and Ethics.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company’s Form 10 filed on February 13, 2006.
(2)	Previously filed as an exhibit to the Company’s Form 10/A filed on August 25, 2006.
(3)	Previously filed as an exhibit to the Company’s Form 10/A-2 filed on February 20, 2007.
(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated February 16, 2007.
(5)	Previously filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2006, filed on January 22, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 17, 2007	ELANDIA, INC.

	By:	/s/ Harry G. Hobbs
Harry G. Hobbs, Chief Executive Officer (Principal Executive Officer)

Date: April 17, 2007	By:	/s/ Harley L. Rollins
Harley L. Rollins, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 17, 2007.

/s/ David L. Levine	Chairman of the Board of Directors
David L. Levine

/s/ Harry G. Hobbs	President and Chief Executive Officer and Director (Principal Executive Officer)
Harry G. Hobbs

/s/ Harley L. Rollins	Chief Financial Officer (Principal Financial and Accounting Officer)
Harley L. Rollins

/s/ Sir James M. Ah Koy	Director
Sir James M. Ah Koy

/s/ Jai Bhagat	Director
Jai Bhagat

/s/ Charles J. Fernandez	Director
Charles J. Fernandez

/s/ Osmo A. Hautanen	Director
Osmo A. Hautanen

/s/ Winston Thompson	Director
Winston Thompson

Exhibit Index

Exhibit No.	Description of Document
10.43	Executive Employment Agreement between the Company and Michael J. Ah Koy dated January 1, 2007.

10.44	Executive Employment Agreement between the Company and Michael D. McCutcheon dated February 7, 2007.

10.45	First Amendment to Convertible Note Purchase Agreement dated April 11, 2007 by and between Elandia and SIBL.

10.46	Letter from Amerika Samoa Bank dated April 17, 2007.

14.1	Code of Business Conduct and Ethics.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.