Form 10-Q
period 2007-03-31
ELANDIA, INC.
filed 2007-05-21
CIK 1352819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant has filed all documents and reports to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of April 30, 2007, the registrant had 13,087,314 shares of common stock, $0.00001 par value per share, outstanding.

ELANDIA, INC. AND SUBSIDIARIES

i

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ELANDIA, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$2,665,036	$1,211,124
Accounts Receivable (net of $1,392,859 and $1,174,754 allowance for doubtful accounts at March 31, 2007 and December 31, 2006, respectively)	5,431,084	5,794,073
Inventories	3,613,794	3,969,981
Prepaid Expenses	1,090,326	1,164,691
Other Current Assets	661,216	253,915
Deferred Tax Asset – Current Portion	803,579	649,210

Total Current Assets	14,265,035	13,042,994

Cash reserved for Latin Node Acquisition (Held in Trust Account) (Note 6)	5,574,794	—
Property and Equipment, Net	9,074,355	8,966,083
Deferred Acquisition Costs – Latin Node	600,000	—
Deferred Tax Asset	21,577	159,699
Notes Receivable – Latin Node	14,425,206	—
Wireless Licenses	344,000	344,000
Wireless Licenses – Held for Sale	445,743	1,102,740
Customer Lists (net of $503,170 and $395,349 accumulated amortization at March 31, 2007 and December 31, 2006, respectively)	2,515,833	2,623,651
Contract Rights (net of $1,572,410 and $1,235,464 accumulated amortization at March 31, 2007 and December 31, 2006, respectively)	3,151,585	3,488,536
Deferred Financing Costs (net of $61,210 accumulated amortization at March 31, 2007)	1,897,518	—
Goodwill	12,930,426	12,929,851
Other Assets	22,151	—

Total Assets	$65,268,223	$42,657,554

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable (including bank overdraft facility of $2,378,633 and $657,281 at March 31, 2007 and December 31, 2006, respectively)	$5,928,769	$6,195,229
Accrued Expenses	4,710,293	4,748,928
Current Portion of Long-Term Debt and Capital Lease Obligations	4,027,915	4,246,019
Income Taxes Payable	773,290	839,653
Deferred Revenue	1,195,031	712,164
Deferred Gain on Sale Leaseback – Related Party	336,716	336,716
Liabilities from Discontinued Operations	1,287,072	1,312,740

Total Current Liabilities	18,259,086	18,391,449

Long-Term Liabilities
Long-Term Debt and Capital Lease Obligations	760,421	767,547
Long-Term Debt – Convertible, Net of Discount of $3,518,463 – Related Party	21,781,537	3,300,000
Deferred Tax Liability	—	45,321
Deferred Gain on Sale Leaseback, Net of Current Portion – Related Party	514,794	598,973
Other Liabilities	366,976	—

Total Long-Term Liabilities	23,423,728	4,711,841

Total Liabilities	41,682,814	23,103,290

Commitments and Contingencies

Minority Interest	777,440	1,335,920

Stockholders’ Equity
Common Stock, $0.00001 par value; 50,000,000 shares authorized; 13,087,314 and 13,060,314 shares issued at March 31, 2007 and December 31, 2006, respectively, and 13,141,315 and 13,114,315 shares outstanding at March 31, 2007 and December 31, 2006, respectively	130	130
Additional Paid-In Capital	45,865,321	41,562,041
Accumulated Deficit	(23,434,877)	(23,698,775)
Accumulated Other Comprehensive Income	377,395	354,948

Total Stockholders’ Equity	22,807,969	18,218,344

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$65,268,223	$42,657,554

The accompanying notes are an integral part of these consolidated condensed financial statements (unaudited).

ELANDIA, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
REVENUE (includes $7,980,893 and $4,523,757 for the three months ended March 31, 2007 and 2006, respectively, from a consolidated subsidiary in which the Company owns a 50% interest) (Note 4)	$13,601,664	$8,104,208
COSTS AND EXPENSES
Cost of Revenue	6,957,750	4,067,533
Operating Expenses	2,503,735	1,559,056
General and Administrative Expenses	3,699,161	2,433,626
Depreciation and Amortization	653,249	472,883
Amortization	444,767	413,161

Total Costs and Expenses	14,258,662	8,946,259

OPERATING LOSS	(656,998)	(842,051)
OTHER (EXPENSE) INCOME
Interest Expense and Other Financing Costs	(749,549)	(220,885)
Interest Income	122,963	—
Other	(2,222)	6,595
Gain on Sales Leaseback – Related Party	84,178	56,119
Gain on Sale of Wireless License	1,842,875	—
Foreign Exchange Gain	53,573	158,366

Total Other Income	1,351,818	195

NET INCOME (LOSS) BEFORE INCOME TAX	694,820	(841,856)
Income Tax Expense	(227,411)	(170,243)
Minority Interest in Net Profit After Tax	(214,188)	(223,801)

INCOME (LOSS) FROM CONTINUING OPERATIONS	253,221	(1,235,900)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	10,677	(22,396)

NET INCOME (LOSS)	$263,898	$(1,258,296)

Basic and Diluted Net Income (Loss) per Share
Income (Loss) from Continuing Operations	$0.02	$(0.11)
Income (Loss) from Discontinued Operations	0.00	(0.00)

Net Income (Loss)	$0.02	$(0.11)

Weighted Average Basic and Diluted Shares Outstanding	13,080,114	11,117,123
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Net Income (Loss)	$263,898	$(1,258,296)
Foreign Currency Translation Adjustment	22,447	204,220

Comprehensive Income (Loss)	$286,345	$(1,054,076)

The accompanying notes are an integral part of these consolidated condensed financial statements (unaudited).

ELANDIA, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 1, 2007 TO MARCH 31, 2007

(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balances - December 31, 2006	13,060,314	$130	$41,562,041	$(23,698,775)	$354,948	$18,218,344
Issuance of common stock to Directors for services	27,000	—	112,590	—	—	112,590
Fair value of warrants granted to majority stockholder in connection with convertible promissory note	—	—	4,190,690	—	—	4,190,690
Foreign currency translation adjustment	—	—	—	—	22,447	22,447
Net income for the three months ended March 31, 2007	—	—	—	263,898	—	263,898

Balances - March 31, 2007	13,087,314	$130	$45,865,321	$(23,434,877)	$377,395	$22,807,969

The accompanying notes are an integral part of these consolidated condensed financial statements (unaudited).

ELANDIA, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$263,898	$(1,258,296)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	653,249	472,883
Amortization – Intangible Assets	444,767	413,162
Amortization of Deferred Financing Costs and Interest Expense	174,709	—
Non-cash Stock Compensation	112,590	—
Minority Interest in Net Income	214,188	223,801
Gain on Sale of Wireless License	(1,842,875)	—
Bad Debt Expense (Recovery)	218,105	(113,000)
Foreign Currency Exchange Gain	(53,573)	(158,366)
Gain on Sale Leaseback – Related Party	(84,178)	(56,119)
Changes in Operating Assets and Liabilities:
Accounts Receivable	144,884	1,601,001
Assets from Discontinued Operations	—	448,725
Liabilities from Discontinued Operations	(25,668)	(23,566)
Accounts Payable	(266,460)	(7,036,383)
Accrued Expenses	(38,635)	4,011,260
Income Taxes Payable	(66,363)	179,631
Inventories	356,187	(155,576)
Other Current Assets	(407,301)	172,549
Other Liabilities	366,976	—
Prepaid Expenses	74,365	36,873
Other Assets	(22,151)	—
Deferred Revenue	482,867	202,477

TOTAL ADJUSTMENTS	435,683	219,352

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	699,581	(1,038,944)

CASH FLOWS INVESTING ACTIVITIES
Cash Acquired in Business Acquisition	—	252,153
Deferred Acquisition Costs Incurred	(600,000)	(504,544)
Cash reserved for Latin Node Acquisition	(5,574,794)	—
Proceeds from Sale of Wireless License, Net of Selling Expenses	2,630,272	—
Purchases of Property and Equipment	(838,366)	(247,070)

CASH USED IN INVESTING ACTIVITIES	(4,382,888)	(499,461)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from Related Parties	—	125,047
Notes Receivable – Latin Node	(14,425,206)	—
Proceeds from Convertible Promissory Note - Related Party	22,000,000	1,500,000
Financing Costs - Convertible Promissory Note	(1,400,000)	—
Proceeds from Line of Credit	—	200,000
Proceeds from Long-Term Debt	—	227,595
Principal Payments of Long-Term Debt and Capital Lease Obligations	(225,230)	(45,175)
Dividends Paid to Minority Interest Holders	(761,839)	—

CASH PROVIDED BY FINANCING ACTIVITIES	5,187,725	2,007,467

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(50,506)	5,968

NET INCREASE IN CASH	1,453,912	475,030
CASH – Beginning	1,211,124	322,024

CASH – Ending	$2,665,036	$797,054

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid During the Periods For:
Interest	$172,267	$77,717
Taxes	63,228	810

Acquisition of Operating Subsidiaries:
Cash Acquired in Acquisition	—	252,153
Accounts Receivable	—	7,416,900
Prepaid Expenses and Other Current Assets	—	1,164,786
Inventory	—	3,324,940
Current Liabilities	—	(14,380,965)
Long-Term Liabilities	—	(1,645,411)
Minority Interest	—	(805,937)
Goodwill Recognized in Business Acquisition	—	7,357,814
Intangible Assets Recognized with Business Acquisition	—	8,187,344
Other Assets	—	823,628
Property, Plant and Equipment	—	3,624,999

Total Non-Cash Consideration	$—	$15,320,251

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of Equipment with Issuance of Note Payable	$28,401	—
Fair Market Value of Warrants Granted in Connection with Deferred Financing Costs	$558,728	—
Fair Market Value of Warrants Granted in Connection with Convertible Promissory Note—Related Party	$3,631,962	—
Accrued Interest Income on Note Receivable—Latin Note	$122,963	—
Accrued Interest Expense on Convertible Promissory Note—Related Party	$234,341	—

The accompanying notes are an integral part of these consolidated condensed financial statements (unaudited).

ELANDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2007

(UNAUDITED)

NOTE 1 – Nature of Business

Elandia, Inc. (“Elandia” or “Company”), through its subsidiaries, is a telecommunications service provider and an information solutions and services provider, offering a wide range of technology products, Internet access service, professional services and other solutions to certain islands in the South Pacific. The products and services we offer in each of the geographic areas we serve varies depending on the infrastructure, existing telecommunication systems and the needs of the region. Generally, however, our telecommunications operations include long-distance service, wireless coverage and Internet access. Our software solutions include Microsoft products, database applications, accounting applications and other system applications. We also offer peripheral products including fax machines, copiers, telephones and general office equipment. Our hardware offerings include PBX hardware, servers, routers and switching systems. In addition, we offer professional services to assist our customers in implementing customized solutions to meet their business needs. These services include application development, systems integration, training and maintenance and support.

NOTE 2 – Basis of Presentation

Our unaudited interim consolidated condensed financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and reflect all adjustments that are necessary for a fair presentation of the results for interim periods. All adjustments made were of a normal recurring nature. Certain information and footnote disclosures normally included in interim financial statements prepared according to accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. As a result, you should read these interim unaudited consolidated condensed financial statements along with the audited consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on April 18, 2007. Operating results for the interim period should not be viewed as representative of results that may be expected for the year ending December 31, 2007.

Certain reclassifications have been made to the December 31, 2006 balance sheet to conform to the March 31, 2007 presentation.

NOTE 3 – Liquidity, Financial Condition and Management Plans

As of March 31, 2007, we had a working capital deficiency of $3,994,051 and for the three months ended March 31, 2007, we generated net income of $263,898, after giving effect to a gain amounting to $1,842,875 from the sale of one of our wireless licenses. Our operating loss for the three months ended March 31, 2007 was $656,998.

During February of 2007, we obtained $30.3 million in financing and commitments from our major stockholder. Of the $30.3 million committed, $20 million was used in conjunction with a bridge loan to Latin Node, Inc. and subsidiaries (“Latin Node”), $3.3 million was used to refinance an existing short term note we had outstanding to our major stockholder, $2 million was used to pay financing costs to our major stockholder, and the remaining $5 million is available for additional funding of Latin Node or the repayment of the ANZ revolving loan as discussed in Note 7.

Management believes that the plans and actions put in place during 2006 to reduce expenses in Fiji and the other Pacific Island Nations, along with the anticipated full-year of payments from the Universal Service Fund associated with our wireless telecommunications services in American Samoa, the anticipated cash flow from operations in Papua New Guinea, and the proceeds from the potential sale of the U.S. Virgin Islands wireless license we hold, should result in consolidated positive cash flow during 2007. There is no assurance that the above factors will generate positive cash flows during 2007.

Our ability to meet our debt obligations, maintain our working capital and generate operating profits in the future will depend, in large part, upon the realization of the items listed above as well as the future performance of our operating subsidiaries, which will be affected by many factors, some of which are beyond management’s control; thus, there can be no assurance that we will maintain sufficient capital and become profitable.

NOTE 4 - Significant Accounting Policies

Principles of Consolidation

The consolidated condensed financial statements include the accounts of Elandia and our subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Our consolidated condensed financial statements include the acquired operating subsidiaries from Datec Group, Ltd. (“Datec”) from February 1, 2006 since Datec’s acquisition was accounted for under the purchase method of accounting. AST Telecom, LLC (“AST”), which conducts operations in American Samoa, effectively came under common control on September 14, 2004, at which time Stanford Venture Capital Holdings (“SVCH”) was a majority stockholder of Elandia and was a majority member of AST. The acquisition of the remaining minority interest in AST was acquired on February 1, 2006 and was accounted for as a common control merger (similar to a pooling of interest). Accordingly, AST’s operations are included in its entirety for the periods presented.

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46R”), as revised, the Company consolidates variable entities when it has voting interest less than 51% but is considered to be the beneficiary of the variable interest entity. Under FIN 46R, the primary beneficiary is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, direct or implied.

Based on the operating agreement that conveys the ability to appoint management, we include in our consolidated condensed financial statements, the results of operations and financial position of Datec PNG Pty Limited (“Datec PNG”), in which we hold a 50% interest. Datec PNG provides technology products, Internet access services and information technology solutions to large corporate organizations. Datec PNG has an overdraft facility account with a maximum borrowing limit of approximately $2,390,000. This overdraft facility account is secured by the assets of Datec PNG.

The following is a summary of certain financial data for Datec PNG as of March 31, 2007, and for the three months ended March 31, 2007:

Revenue	$7,980,893
Net (loss) after tax and minority interest	$(44,232)
Total assets	$23,228,582
Total liabilities	$7,760,767

Income (Loss) Per Share

We present both basic and diluted income (loss) from continuing and discontinued operations per share and net income (loss) per share on the face of the consolidated condensed statement of operations. As provided by the Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share,” basic income (loss) from continuing and discontinued operations and net income (loss) per share is calculated as the income (loss) attributable to common stockholders divided by the weighted average number of shares outstanding during the periods. Diluted income (loss) per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible preferred stock. As of March 31, 2007, we had 1,718,000 of warrants excluded from the diluted computation since their effect would be antidilutive and excludes 54,001 shares of unvested common stock since the issuance of such shares are contingent upon the occurrence of future events.

Foreign Currency Translation

The financial statements of our foreign operations are stated in foreign currencies, referred to as the functional currency. Under SFAS No. 52, “Foreign Currency Translation” functional currency assets and liabilities are translated into the reporting currency, U.S. dollars, using period end rates of exchange and the related translation adjustments are recorded as a separate component of accumulated other comprehensive income. Functional statement of operations amounts expressed in functional currencies are translated using average exchange rates. Gains and losses resulting from foreign currency transactions are recorded in foreign exchange gains (losses) in the consolidated condensed statement of operations.

The following exchange rates were used in the preparation of the interim financial statements:

	For the Three Months Ended March 31, 2007 Average Rate	For the Three Months Ended March 31, 2006 Average Rate	As of March 31, 2007	As of December 31, 2006
New Zealand Dollar	0.7092	0.6685	0.7209	0.7143
Australian Dollar	0.7925	0.7368	0.8083	0.7933
Fiji Dollar	0.6056	0.5804	0.6163	0.6094
Papua New Guinea Kina	0.3396	0.3343	0.3386	0.3463
Vanuatu Vatu	0.0093	0.0091	0.0093	0.0092
Samoa Tala	0.3647	0.3729	0.3664	0.3622
Tonga Panga	0.4867	0.4978	0.4900	0.5035
Solomon Island Dollar	0.1316	0.1255	0.1255	0.1264

Inventory

Inventory consists of finished goods including technology products, cellular phones and related accessories. Inventory is carried at the lower of cost or net realizable value. Cost is based on a weighted average or first-in-first-out method. All expenditures incurred in acquiring inventory including transportation and custom duties are included in inventory.

Use of Estimates

The preparation of consolidated condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated condensed financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount of uncollectible accounts receivable, the amount to be paid for the settlement of liabilities of discontinued operations, the amount to be paid for tax liabilities, accrued expenses, the amount of costs capitalized in connection with the wireless licenses, the amount allocated to contract rights, customer lists and goodwill in connection with the acquisitions along with the estimated useful lives for amortizable intangibles and property and equipment, and the value assigned to the warrants granted in connection with the financing via the Convertible Promissory Note discussed in Note 8. Actual results could differ from those estimates.

Making estimates about revenue recognition and cost estimates on our production contracts requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect on the financial statements of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results regarding estimates of our revenue and cost associated with long-term contracts could differ from our estimates.

Fair Values

We have determined the estimated fair value amounts presented in these consolidated condensed financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the consolidated condensed financial statements are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. We have based these fair value estimates on pertinent information available to it as of March 31, 2007. As of March 31, 2007, the carrying value of all financial instruments approximates fair value.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 – Fair Value Measurements (“SFAS No. 157”). SFAS 157 establishes a framework for measuring fair value under U.S. GAAP and will be applied to existing accounting and disclosure requirements in U.S. GAAP that are based on fair value. SFAS 157 does not require any new fair value measurements. SFAS 157 emphasizes a “market-based” as opposed to an “entity-specific” measurement perspective, establishes a hierarchy of fair value measurement methods and expands disclosure requirements about fair value measurements including methods and assumptions and the impact on earnings. We don’t expect that the adoption of SFAS 157, which is to be adopted effective January 1, 2008 and applied prospectively, will have a material impact on our financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides an option to report certain financial assets and liabilities at fair value primarily to reduce the complexity and level of volatility in the accounting for financial instruments resulting from measuring related financial assets and liabilities differently under existing U.S. GAAP. SFAS 159 is effective January 1, 2008. At this time, we do not anticipate SFAS 159 having a material impact on our financial statements.

In January 2007, we adopted the Financial Accounting Standards Board Staff Position EITF 00-19-2 (“FSP EITF 00-19-2”) which provides that the contingent obligation to make future payments under a registration payment arrangement should be accounted for as a separate agreement in accordance with FASB Statement No. 5, Accounting for Contingencies. The adoption of FSP EITF 00-19-2 did not have a material effect on our consolidated financial position, results of operations or cash flows.

NOTE 5 – Acquisitions

AST Telecom LLC.

On July 22, 2005, we entered into an agreement to purchase 100% of the membership interests of AST. AST is a provider of wireless telephone services in American Samoa via its wireless network, operating under the brand name of Blue Sky Communications. AST was majority owned (approximately 65%) by SVCH. On the effective date of the acquisition, January 31, 2006, we issued a total of 4,225,726 shares of our common stock, of which 2,739,008 shares were issued to SVCH and 1,486,718 shares were issued to AST’s minority interest owners. The acquisition of AST was accounted for as a common control merger (similar to pooling) for the majority membership interest owned by SVCH. Accordingly, the consolidated condensed financial statements include the operations of AST from September 15, 2004, the date SVCH became a majority stockholder of the Company as a result of the Company emerging from bankruptcy. The 35% minority interest was recorded at fair value. The total cost of the AST acquisition amounted to $7,470,418. In accordance with SFAS No. 141, we obtained an independent appraisal to value the consideration paid and the minority interest purchase price allocation. The following table reflects the computation of the cost of acquisition based on that appraisal.

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

Datec Group, Ltd.

On July 22, 2005, we executed an arrangement agreement to acquire the operating subsidiaries of Datec, a New Brunswick, Canada corporation. Datec was a publicly-traded company on the Toronto Stock Exchange. At the time of entering into the arrangement agreements, Datec was, through its operating subsidiaries, a provider of information technology and services in Australia, the Cook Islands, Fiji, New Zealand, Papua New Guinea, Samoa, the Solomon Islands, Tonga, and Vanuatu. In connection with the acquisition of the operating subsidiaries of Datec, we issued 4,085,126 shares of common stock, with an estimated fair value of $15,320,251. We retained an independent appraiser to complete a valuation of the consideration paid and a purchase price allocation in accordance with SFAS No. 141.

The acquisition of the Datec subsidiaries was accounted for using the purchase method of accounting. Accordingly, the consolidated condensed financial statements include the operating subsidiaries of Datec from February 1, 2006, the effective date of the acquisition, through March 31, 2006 and for the full three months ended March 31, 2007. The allocation of the purchase price includes $1,455,588 for acquisition costs paid in cash. The allocation of the purchase price amounting to $16,775,839 is summarized as follows:

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

Pro-Forma Financial Statements

The following is the pro forma consolidated condensed statement of operations giving effect to the Datec acquisition as though the transaction had occurred on January 1, 2006.

The proforma results for the three months ended March 31, 2006 are not necessarily indicative of the results that would have occurred had the acquisition been completed on January 1, 2006.

Pro Forma Results of Operations for the Three Months Ended March 31, 2006
Revenue	$10,824,075
Cost of revenue	5,505,382
Operating expenses	2,119,085
General and administrative	2,935,582
Depreciation and amortization	1,205,286

Loss from continuing operations	(941,260)
Other expenses	(421,388)

Net loss from continuing operations	$(1,362,648)

Loss from continuing operations per share	$(0.11)

Weighted average shares outstanding	13,036,314

NOTE 6 – Note Receivable – Latin Node

In February 2007, we decided to acquire control of Latin Node; however any such change in control requires Federal Communication Commission (“FCC”) approval. Given the routine delays which are encountered in the regulatory approval process and other delays typically encountered in acquiring a company with operations in foreign countries, pursuant to the credit agreement further discussed below, we made available to Latin Node $20,000,000.

On February 16, 2007, we entered into a Credit Agreement with Latin Node and its subsidiaries, pursuant to which we agreed to loan the principal sum of $20,000,000. Latin Node executed a secured promissory note (the “Latin Node Note”) in our favor for the principal sum of $20,000,000 with interest at an annual rate of 10% maturing on or before the earlier of the fourth anniversary of the execution date of the Latin Node Note, or demand by us following certain conditions as described in the Preferred Stock Purchase Agreement (“Stock Purchase Agreement”) (described below). The Latin Node Note requires that, prior to the maturity date, Latin Node pay us the proceeds received pursuant to the terms of the Stock Purchase Agreement, less reasonable and customary closing costs approved by us, and all cash flow generated by Latin Node in excess of Latin Node’s reasonable and customary operating expenses. The Credit Agreement requires that, by June 16, 2007, Latin Node must pay down the principal due under the Latin Node Note to no more than $100,000. We received FCC approval on April 26, 2007 and, although we anticipate consummation of the Stock Purchase Agreement and conversion of the Latin Node Note before June 16, 2007, there can be no assurance that the transaction will be completed successfully. In anticipation of the conversion of the Latin Node Note, we have classified the Latin Node Note as a non-current asset on our consolidated condensed balance sheet at March 31, 2007. The Latin Node Note is secured by a security interest in certain of the assets of Latin Node and a pledge and security interest in all the common stock of Latin Node and its subsidiaries. As of March 31, 2007 $5,574,794 had not been disbursed to Latin Node and was held in a trust account.

On February 16, 2007, we entered into the Stock Purchase Agreement with Latin Node, its majority-owned subsidiary Retail Americas VoIP, LLC, a Delaware limited liability company, and its principal stockholder, pursuant to which we agreed to purchase shares of Series A 10% Cumulative Convertible Preferred Stock of Latin Node (the “Series A Preferred Stock”) for an aggregate price of $20 million. The purchase price will be applied to the retirement of the Latin Node Note described above. The Series A Preferred Stock shall be convertible, in whole or in part, and at a conversion price of $2.50 per share, into shares of common stock of Latin Node representing 80% of the issued and outstanding shares of common stock of Latin Node. As holders of Series A Preferred Stock, we shall be entitled to elect two out of three directors of Latin Node. The closing of the Stock Purchase Agreement is subject to, among other things, obtaining the consent of the FCC to the change in control of Latin Node as contemplated by the Stock Purchase Agreement. We received FCC approval on April 26, 2007 and, although we anticipate consummation of the Stock Purchase Agreement and conversion of the Latin Node Note before June 16, 2007, there can be no assurance that the transaction will be completed successfully. The Stock Purchase Agreement further requires that we lend an additional $5 million (less fees and expenses) to Latin Node on certain conditions. This further funding commitment is subject to Latin Node obtaining at least $5 million in senior debt financing from a reputable financial institution, as well as our entry into a satisfactory inter-creditor agreement with the senior lender. As of March 31, 2007, we have loaned $14,425,206 of the committed $20,000,000 to Latin Node. Additionally, we have accrued $122,963 of interest income from Latin Node which is included in Other Assets on our consolidated condensed balance sheet at March 31, 2007.

NOTE 7 – Indebtedness

Notes Payable and Capital Lease Obligations

We had the following debt obligations outstanding at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
Network Services Limited is obligated under a capital lease obligation in monthly installments including interest of $390 at a rate of 10% due by June 2007.	$153	$1,895

Datec Samoa Limited is obligated under various capital lease agreements with monthly installments of $1,868 including interest at 14.50% per annum. The final payments are due on various dates through October 2008.	23,849	34,127

Datec Fiji Limited is obligated under various capital lease agreements with monthly installments of $9,973 including interest ranging from 8% to 10% per annum. The final payments are due on various dates through February 2010.	111,143	137,128

Datec Vanuatu is obligated under a loan agreement with monthly installments of $967 including interest at 13.50% per annum. The final payments are due during the first quarter of 2010	27,432	—

Pursuant to a Note Purchase Agreement, we secured a loan from an affiliate of its majority stockholder in the amount of $2,300,000 (increased to $3,300,000 on July 24, 2006). Interest payments are due and payable on a quarterly basis commencing on April 1, 2006. The loan bears interest at a rate of 8% and is payable on December 31, 2007 or upon the occurrence of an equity or debt financing in excess of $8,000,000. Such note was refinanced pursuant to the convertible promissory note discussed below	—	3,300,000

	March 31, 2007	December 31, 2006
AST is obligated under a Loan Agreement with ANZ Finance American Samoa, Inc. and ANZ America Samoa Bank (collectively, “ANZ”), for $5,800,000. Of this amount, $800,000 is in the form of a term loan and $5,000,000 is in the form of a revolving loan. The term loan bears interest at the rate of 1.25% above the Prime Rate, or the base rate on corporate loans posted by at least 75% of the United States’ 30 largest banks, commonly known as the U.S. Prime Rate of Interest as published from time to time in the Wall Street Journal. The revolving loan bears interest at the rate of 1.0% above the Prime Rate and is subject to certain financial covenants. As of December 31, 2006, we were not in compliance with such covenants, however, a waiver was granted by ANZ on April 17, 2007 (Note 13). Payments of principal and interest under the term loan in the amount of $10,940 are due on the first day of each month. The revolving loan is due on October 30, 2007 and the term loan is due on October 30, 2015. AST has pledged all of its assets to secure this obligation. The proceeds from the ANZ loan were used to repay the amounts due under AST’s previously outstanding line of credit with the Bank of Hawaii and for working capital	4,625,759	4,840,416

Pursuant to a Convertible Note Purchase Agreement, on February 16, 2007 we issued a convertible promissory note with a face value of $25.3 million to an affiliate of our majority stockholder. The note has a 4 year term with all principal being due and payable at maturity. Interest accrues at an annual rate of 10% and is payable on the 24 month anniversary of the note and then quarterly thereafter (Note 8)	21,781,537	—

Total notes payable and capital lease obligations	26,569,873	8,313,566
Less: current portion of long-term debt and capital lease obligations	4,027,915	4,246,019

Long-Term Debt and Capital Lease Obligations	$22,541,958	$4,067,547

Maturities of notes payable and capital lease obligations are as follows as of March 31, 2007:

For the Years Ending December 31,	Unrelated Party	Related Party
2007	$4,006,517	$—
2008	104,021	—
2009	84,879	—
2010	82,796	—
2011	87,760	21,781,537
Thereafter	400,965	—

Total	$4,788,336	$21,781,537

The capital lease obligations are collateralized by underlying vehicles and equipment.

NOTE 8 – Convertible Promissory Note – Related Party

On February 16, 2007, we entered into a Convertible Note Purchase Agreement (the “Purchase Agreement”) with Stanford International Bank Limited (“SIBL”), an affiliate of SVCH, pursuant to which we issued a Convertible Promissory Note in the amount of $25.3 million (the “Note”) and a warrant granting SIBL, and its assigns, the right to purchase up to 1,518,000 shares of common stock at $5.00 per share. The Note has a four year term, with all principal being due and payable at maturity, and bears interest at an annual rate of 10%, accruing from issuance and payable on the 24-month anniversary of the date of the Note and then quarterly thereafter. The Note will, at the option of SIBL, be convertible, in whole or in part, into shares of Series A Convertible Preferred Stock at an initial conversion price of $5.00 per share, at such time as we amend our Certificate of Incorporation to authorize the issuance of preferred stock. We are required to use the proceeds solely for the purposes of (i) providing the bridge financing to Latin Node (Note 6), and acquiring a controlling interest in Latin Node; (ii) refinancing the then outstanding indebtedness to SIBL in the amount of $3,300,000; and (iii) general working capital purposes. The Note is secured by the pledge of all of the shares of capital stock of Latin Node held by the Company at any time.

We valued the warrant issued to SIBL using the Black-Scholes pricing model thereby allocating a portion of the proceeds from the note to the warrant using the relative fair value of the debt and warrant to the actual proceeds from the Note. The relative fair value of the warrant was $3,631,962 which we recorded as a discount to the note. This amount will be accreted to interest expense over the life of the Note. From February 16, 2007 to March 31, 2007, $113,499 of the discount was accreted into interest expense. As of March 31, 2007, the carrying value of the Note with a face value of $25,300,000 is $21,781,537. As of March 31, 2007, we have accrued $428,692 of interest expense, which includes interest previously accrued on the $3,300,000 loan.

In connection with facilitating the transaction, Stanford Group Company (“SGC”), an affiliate of SIBL, was granted 200,000 warrants exercisable within 7 years with an exercise price of $5.00 per share. We have valued these warrants at $558,728 using the Black-Scholes pricing model. This amount has been recorded as deferred financing costs and is amortized into interest expense and other financing costs over the life of the debt of four years. From February 16, 2007 to March 31, 2007, we have amortized $17,460 into interest expense and other financing costs.

The warrants were valued using the Black-Scholes pricing model at $2.79 each utilizing the following factors:

Warrant lives	7 years
Volatility	70%
Risk-free interest rate	4.684%
Exercise price	$5.00
Market price	$4.16

In addition to the warrants, we paid SGC a $2,000,000 fee, of which $1,400,000 was for facilitating the transaction. This amount has been recorded as deferred financing costs and is amortized into interest expense and other financing costs over the life of the debt of four years. From February 16, 2007 to March 31, 2007, we amortized $43,750 into interest expense and other financing costs. The remaining $600,000 was recorded as deferred acquisition costs for the potential Latin Node transaction.

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

We also agreed to register the sale of the shares of common stock issuable upon exercise of the warrant and conversion of the Note and preferred stock pursuant to the terms of a Registration Rights Agreement entered into simultaneously with the Convertible Note Purchase Agreement. In the event that (i) the registration statement is not filed by us in a timely manner; or (ii) such registration statement is not maintained as effective for the period set forth in the Registration Rights Agreement, then we will issue to each of the holders as of the first day of such registration default and for every consecutive quarter in which such registration default is occurring, as liquidated damages, and not as a penalty, seven (7) year warrants exercisable at a price per share equal to the then applicable exercise price under the warrants to purchase an aggregate amount of shares of common stock (“Default Warrants”) equal to 10% of the amount of warrants initially issued to each holder until such corresponding registration default no longer exists; provided however, that the issuance of such Default Warrants shall not relieve us from our obligations to register the registrable securities.

NOTE 9 - Commitments and Contingencies

Bank Overdraft Facilities

As of March 31, 2007 and December 31, 2006, we had amounts overdrawn with various banks in the amount of $2,378,633 and $657,281, respectively. These amounts are included in accounts payable on the consolidated condensed balance sheets. All overdraft facilities with the exception of the overdraft facility at Datec PNG were repaid and cancelled during the first quarter of 2007. The remaining bank overdraft facility with a maximum borrowing availability of approximately $2,390,000 incurs interest at a rate of 6.70%. Datec PNG’s overdraft facility is a revolving facility with no fixed repayment date and is secured by the assets of Datec PNG.

The total overdrafts as of March 31, 2007 was $11,367.

Concentration of Credit Risk

In the normal course of business, we incurred credit risk from accounts receivable and transactions with financial institutions. We have has a credit policy which is used to manage the risk. As part of this policy, limits on exposure with counterparties have been set and are monitored on a regular basis. Anticipated bad debt losses have been provided for in the allowance for doubtful accounts.

For the three months ended March 31, 2007 and 2006, we derived approximately 7% and 18% of our revenue, respectively, from products and services supplied by one company for which we are deemed to be a preferred vendor.

Foreign Currency

We did not enter into any forward exchange contracts during the three months ended March 31, 2007.

Operating Lease Agreements

We lease certain cell towers, satellite and networking sites, office and warehouse space as well as machinery, vehicles, data processing and other equipment under lease agreements that expire at various dates through March 2019. Certain leases have renewal options at reduced rates and provisions requiring us to pay maintenance, property taxes and insurance. Generally, all rental payments are fixed. We are leasing office and retail facilities under lease agreements that expire at various dates through March 31, 2010. For the three months ended March 31, 2007 and 2006, the rent expense for all operating leases was $402,905 and $316,670, respectively. Future minimum commitments on the above agreements are as follows:

For the Years Ending December 31,	Related Party	Unrelated Party	Total
2007	$531,337	$349,425	$880,762
2008	653,245	330,353	983,598
2009	680,119	251,411	931,530
2010	173,238	207,929	381,167
2011	—	178,026	178,026
Thereafter	—	914,116	914,116

Total	$2,037,939	$2,231,260	$4,269,199

Employment Agreements

a.

Effective January 1, 2007, we entered into an Employment Agreement with our President of Business Development and Vice President. The employment agreement has an initial term of five years but will automatically be extended for successive two-year terms unless either party gives written notice no less than one hundred twenty days prior to the end of the term. The President of Business Development’s initial base salary is $210,000 with the potential for an annual performance bonus in accordance with criteria set by our Board of Directors. In the event of a change in control, the President of Business Development shall have the right to terminate his employment under the employment agreement by giving 30 days written notice at any time within one year of the change in control. In the event of such a termination, the President of Business Development shall be entitled to severance in an amount equal to his annual base salary for twelve months. In addition, we will waive any lapse provisions of stock options or restricted stock grants made by us that have vested.

b.	Effective February 7, 2007, we entered into an Employment Agreement with our Chief Operating Officer – Pacific Operations and Vice President. The employment agreement has an initial term of five years but will automatically be extended for successive two-year terms unless either party gives written notice no less than one hundred twenty days prior to the end of the term. The Chief Operating Officer’s initial base salary is $210,000 with the potential for an annual performance bonus in accordance with criteria set by our Board of Directors. In the event of a change in control, the Chief Operating Officer’s shall have the right to terminate his employment under the employment agreement by giving 30 days written notice at any time within one year of the change in control. In the event of such a termination, the Chief Operating Officer’s shall be entitled to severance in an amount equal to his annual base salary for twelve months. In addition, we will waive any lapse provisions of stock options or restricted stock grants made by us that have vested.

In addition to the employment agreements entered into above, we have employment agreements with several other key executives. The following table summarizes the employment agreements currently in effect:

Position	Effective Date	Term	Base Annual Salary
Chief Financial Officer	July 1, 2005	5 years	$200,000
Chief Technology Officer (AST) (to be provided by Level Best, Inc., a related party)	January 31, 2006	3 years	$175,000
President (AST)	February 1, 2006	3 years	$175,000
Chief Executive Officer	August 28, 2006	4 years	$300,000
President of Business Development	January 1, 2007	5 years	$210,000
Chief Operating Officer - Pacific Operations	February 7, 2007	5 years	$210,000

Current Political Situation in Fiji

Over the past 20 years, Fiji has been the subject of considerable political tension between ethnic Fijians who make up approximately one-half of the population and ethnic Indians who make up somewhat less than one-half. In December 2006, Fiji’s military commander seized control of the country, marking the fourth coup in two decades. The military takeover adds to concerns about political instability in Fiji and other Pacific Island Nations. These concerns may affect travel in Fiji and other Pacific Island Nations, currency exchange rates and the overall economic climate. These political events and any subsequent developments may have a negative impact on our business.

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

It is not possible at this time to predict the outcome of the legal matter and what effects, if any, it would have on our financial statements. Therefore, we have not recorded any amounts in its financial statements related to the possible outcome of this matter.

From time to time, we are involved in various other legal matters. At March 31, 2007, management does not believe that any pending matters (except as disclosed above) are material to the consolidated condensed financial statements.

NOTE 10 – Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB 109 (“FIN 48”), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our consolidated condensed financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. We adopted FIN 48 on January 1, 2007. The impact of our reassessment of our tax positions in accordance with the requirements of FIN 48 did not have a material impact our consolidated condensed financial statements.

We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes on our consolidated condensed statements of operations. Our classification of interest and penalties did not change as a result of adopting FIN 48.

There have not been any material changes in our liability for unrecognized tax benefits, including interest and penalties, during the three months ended March 31, 2007. We do not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

NOTE 11 – Related Party Transactions

On February 14, 2003, AST had entered into a management agreement with Level Best, Inc. (“LBI”). Under the terms of the agreement, LBI was to provide day to day management services to AST for a period of three years. Effective January 31, 2006, AST amended its management agreement with LBI. Under the terms of the new agreement, LBI supplied us with our Chief Operating Officer until January 31, 2007 and is to supply us with our Chief Technology Officer until January 31, 2009. For the three months ended March 31, 2007 and 2006, management fees charged under this agreement amounted to $67,085 and $83,684, respectively.

During February 2003, AST entered into a consulting agreement with SVCH. The agreement was for a three-year term beginning April 1, 2003. Under the terms of the agreement, SVCH is to provide us with general business consulting services including strategic planning, expansion opportunities and financing matters. Consulting fees payable under this agreement were $40,000 per annum. This agreement was terminated during February 2006. For the three months ended March 31, 2006, such consulting fees amounted to approximately $6,600.

For the three months ended March 31, 2007 and 2006, AST paid $61,079 and $30,039, respectively, for lease payments and legal fees to related parties.

During February 2007, we issued 27,000 shares of common stock pursuant to a director compensation plan adopted by the Board of Directors during December 2005. Such shares were issued in 2007 to the six non-management Board members in consideration for their services as members of the Board and its committees. We recorded a charge for non-cash compensation expense amounting to $112,590 based on the fair market value at the date of issuance.

Effective January 4, 2007, we entered into an agreement with SGC whereby SGC will serve as (i) our exclusive financial advisor in connection with possible merger, acquisition or other form of entity combination involving Elandia, and (ii) our exclusive placement agent in the proposed placement of our securities. As compensation for services to be provided, we agreed to pay SGC a non-refundable monthly retainer of $15,000 for the term of the engagement, as well as a reimburse SGC for all reasonable out of pocket expenses. In addition, we agreed to pay SGC a placement fee equal to 7% of the gross proceeds of any equity placement and 4% of the gross proceeds of any debt placement (in either case, a “Placement Fee”), as well as warrants to purchase shares representing a percentage of the securities sold in connection with the placement, 5% in connection with an equity placement and 2.5% in connection with a debt placement. The warrants will be for a term of five years, will be exercisable at the exercise price or conversion price of the securities sold and will contain standard provisions regarding cashless exercise, anti-dilution and other customary terms. In connection with a business combination, we agreed to pay SGC an advisory fee equal to 3% of the consideration paid or received in connection with the business combination. The amount paid to SGC for the quarter ended March 31, 2007 amounted to $2 million.

NOTE 12 - Segment Information

We operate and are managed geographically in the following segments:

•	The Samoas;

•	Papua New Guinea;

•	Fiji and other Pacific Island nations; and

•	North America, including the Caribbean.

Below is a summary of the results by segment for the three months ended March 31, 2007:

	Papua New Guinea	Fiji and Other Pacific Island Nations	Samoas	North America		Total
Revenues	$7,980,893	$2,677,089	$2,943,682	$—		$13,601,664
Minority interest in net income of subsidiaries	(214,188)	—	—	—		(214,188)
Net income (loss)	(44,232)	(35,427)	388,482	(44,925	)*	263,898
Depreciation	295,327	86,218	265,128	6,576		653,249
Amortization	258,420	79,333	107,014	—		444,767
Net interest expense	(1,583)	(82,972)	(80,283)	(461,748)		(626,586)
Identifiable assets	23,228,582	6,741,019	11,927,556	23,371,066		65,268,223

*	Includes the gain on sale of a wireless license held for sale of $1,842,875.

Below is a summary of the results by segment for the three months ended March 31, 2006:

	**Papua New Guinea	**Fiji and Other Pacific Island Nations	Samoas	North America	Total
Revenues	$4,523,738	1,635,016	1,945,454	—	$8,104,208
Minority interest in net income of subsidiaries	$223,801	—	—	—	$223,801
Net income (loss)	$25,288	(355,158)	(42,282)	(886,144)	$(1,258,296)
Depreciation	$170,510	55,597	237,266	9,510	$472,883
Amortization	$198,514	144,365	70,283	—	$413,162
Net interest expense	$(343)	(31,194)	(47,854)	(141,494)	$(220,885)
Identifiable assets	$18,919,234	11,496,040	10,957,453	2,582,739	$43,955,466

**	Represents results of operations from February 1, 2006 to March 31, 2006.

NOTE 13 – Subsequent Events

On April 11, 2007, we entered into a First Amendment to the Convertible Note Purchase Agreement referred to in Note 7 (the “First Amendment”). Pursuant to the First Amendment, SIBL agreed to expand the circumstances under which the additional $5 million in convertible note financing under the Convertible Notes Purchase Agreement would be made available to us as well as the permitted uses of such funds to include the repayment of certain amounts due under our line of credit with ANZ. The use of proceeds to be made available under SIBL’s commitment is limited to funding for Latin Node (so long as Latin Node has obtained at least $5 million in third-party debt financing), or repayment of the revolving loan portion of the ANZ facility maturing and not renewed (so long as there is no event of default under the loan agreement with ANZ).

Consummation of the Convertible Note Purchase Agreement with SIBL in February 2007 violated certain restrictions contained in the continuing guaranty we executed in connection with the ANZ Loan Agreement and gave rise to an event of default. We requested that ANZ consent to the transaction and waive the restrictions. On April 17, 2007, we received ANZ’s consent to the transactions, and waiver of the restrictions, along with a waiver of certain other events of default with respect to certain financial covenants.

On April 26, 2007, we received approval for the change in control of Latin Node from the FCC.

During April 2007, we paid $90,000 to a director for services to be rendered during 2007 for his extensive business experience and professional relationships in Fiji and other Pacific Island Nations. We have in the past and may again in the future engage this director on a consulting basis to assist with special projects.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note About Forward Looking Statements

This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which are based on management’s exercise of business judgment, as well as assumptions made by and information currently available to management. When used in this document, the words “may”, “will”, “anticipate”, “believe”, “estimate”, “expect”, “intend” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as described in Elandia’s Annual Report on Form 10-K filed with the SEC on April 18, 2007. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. We undertake no obligation, and do not intend, to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrence of any unanticipated events. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

Introduction

The information contained herein gives effect to the following two acquisition transactions. On January 31, 2006, we consummated a merger with AST Telecom, LLC (“AST”), pursuant to which we acquired AST, a provider of wireless telephone services in American Samoa via its wireless network, operating under the brand name Blue Sky Communications. This acquisition was accounted for as a common control merger (similar to a pooling) for the majority membership interested owned by Stanford Venture Capital Holdings, (“SVCH”), our major stockholder. The remaining 35% interest, acquired on January 31, 2006, is accounted for using the purchase method of accounting. Accordingly, the financial information contained within this report and the discussion below both include the operations of AST from the beginning of each respective reporting period.

On February 1, 2006, we consummated a plan of arrangement under the laws of New Brunswick, Canada, whereby we acquired the operating subsidiaries of Datec Group, Ltd (“Datec”). This acquisition has been accounted for as a purchase business combination. As a result, our unaudited consolidated condensed financial statements included elsewhere within this report include the operations of Datec for the three months ended March 31, 2007 and for the period from February 1, 2006, the effective date of the acquisition, through March 31, 2006. However, for purposes of comparison, the discussion below includes the financial information of Datec (on a pro-forma basis) as if the acquisition had been completed on January 1, 2006. The information which has been presented on a combined basis is not necessarily indicative of the financial position of our company had the acquisition of the Datec operating subsidiaries occurred at the beginning of each period or the financial results of our company as they may be in the future.

Overview

We are a holding company that acts, through our operating subsidiaries, as a provider of telecommunications services and information technology (“IT”) solutions. We offer a range of telecommunications services and IT solutions in locations which we believe represent underserved geographic markets. The products and services we offer in each of these markets vary depending on the infrastructure, existing telecommunication systems and the needs of the local economy.

We generate revenue from the sale of wireless and data delivery services as well as technology products (both software and peripheral products). We also generate revenue from fees providing services to assist our customers in implementing customized business solutions. To a lesser extent, we generate reverse toll fees by providing other wireless service providers with the ability to use our network to facilitate calls into the regions we serve that the other wireless service providers do not otherwise serve.

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

Segment results presented in this item are not necessarily indicative of the results of operations these segments would have achieved had they operated as stand-alone entities during the periods presented.

Our analysis presented below is organized to provide the information we believe will be useful for understanding the relevant trends going forward; however, this discussion should be read in conjunction with our Annual Report on Form 10-K.

Performance Measures

In managing our operations and assessing our financial performance, management supplements the information provided by financial statement measures with several customer–focused performance metrics, including:

Average Revenue Per User, or ARPU

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

Churn

This is a telecommunications industry metric that measures customer turnover. It is calculated as the number of customers that disconnect from our services divided by the weighted average number of customers divided by the number of months during the period being measured. Management uses churn to measure customer turnover and customer retention over time and to help evaluate how changes in our business affect customer retention. In addition, churn provides management with a useful measure to compare our customer turnover activity to that of other wireless communications providers. We believe investors use churn primarily as a tool to track changes in our customer retention over time and to compare our customer retention to that of other wireless communications providers.

Revenue Per Employee

This is a metric that takes the total revenue for a period divided by the total number of employees in the business. Management uses revenue per employee as an efficiency and growth gauge across diverse geographic areas with differing economic conditions. Monthly changes to revenue per employee can also provide insight into total staffing requirements for any particular country in which we operate.

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

Personal Computer (PC) and Server Revenue

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

Critical Accounting Policies and Estimates

Use of Estimates

Except as discussed above regarding the acquisition of Datec, our discussion and analysis of financial condition and results of operations are based upon our unaudited consolidated condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of unaudited consolidated condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated condensed financial statements and accompanying notes. Such estimates and assumptions impact, among other things: the amount of uncollectible accounts receivable, the amount to be paid for the settlement of liabilities of discontinued operations, the amount to be paid for tax liabilities, accrued expenses, the amount of costs capitalized in connection with the wireless licenses, the amount allocated to contract rights, customer lists and goodwill in connection with the acquisitions along with the estimated useful lives for amortizable intangibles and property and equipment and the value assigned to the warrants granted in connection with the financing via the convertible promissory note from SIBL, an affiliate of our major stockholder. Due to the inherent uncertainty involved in making those estimates, actual results could differ from those estimates.

Making estimates about revenue recognition and cost estimates on our production contracts requires management to make significant judgement. It is at least reasonably possible that the estimate of the effect on the financial statement of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results regarding estimates of our revenue and cost associated with long-term contracts could differ materially from our estimates.

Accounting Policies

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB 109 (“FIN 48”), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our consolidated condensed financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. We adopted FIN 48 on January 1, 2007. For transition purposes, we adopted FIN 48 as a change in accounting principle through a cumulative-effect adjustment to retained earnings. The impact of our reassessment of our tax positions in accordance with the requirements of FIN 48 was immaterial to our consolidated condensed financial statements.

Other than FIN 48 described above, during quarter ended March 31, 2007, there were no material changes in Critical Accounting Policies and Estimates from those reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2006.

Results of Operations - The Samoas

On January 31, 2006, we consummated a merger with AST, pursuant to which we acquired AST, a provider of wireless telephone services in American Samoa via its wireless network, operating under the brand name Blue Sky Communications. This acquisition was accounted for as a common control merger (similar to a pooling) for the majority membership interested owned by SVCH. The remaining 35% interest is accounted for using the purchase method of accounting. Accordingly, the financial information contained within this report and the discussion below both include the operations of AST from the beginning of each respective reporting period.

Prior to the acquisition of the remaining 35% minority interest in AST (January 31, 2006), we have recorded a minority interest in the net profits of AST in our statement of operations which is attributable to the minority membership interest.

Included in our results is revenue recorded as part of the “e-Rate” program, a program to provide discounted fiber connectivity and Internet services to 29 public schools and a library on the Island Tutuila. In 2006, the administrator of the program stopped making payments when an audit revealed several problems unrelated to our services. In light of the delays in receiving payments, we do not record revenue until actual payment is received.

In 2006 we undertook an evaluation of our business. We have taken steps to address performance issues, including focusing on service revenue, terminating non-productive employees and reducing general and administrative expenses. We implemented an aggressive marketing and advertising campaign in an effort to increase subscribers. We also initiated the process to receive our designation as an eligible telecommunications carrier (“ETC”).

As a result of our efforts, in May 2006, we received our ETC designation required under the Universal Service Fund. This fund was created by the FCC to ensure that all Americans have access to high quality and affordable telecommunications, including low-income consumers, those living in rural areas that are costly to serve, and schools, libraries and rural health care providers. The Universal Service Fund is funded through contributions by interstate telecommunications carriers, which are generally passed through to their end-users. Since we have an ETC designation and because we provide service in rural areas, we are eligible to receive payments from the Universal Service Fund as of the date of our ETC designation. We received our initial payment in November 2006 and expect payments to continue on a monthly basis. The payments are calculated based on the number of eligible subscribers in the corresponding month of the prior fiscal year. Based on an estimated 15,000 average number of eligible subscribers in American Samoa and the current rate of payments per subscriber of up to $13.13 per month (which rate is subject to adjustment quarterly), we received $552,592 in payments from the Universal Service Fund during the three months ended March 31, 2007.

The following table sets forth, for the periods indicated, consolidated statements of operations information and information from our consolidated statements of operations expressed as a percentage of revenue.

	Three Months Ended March 31,
	2007		2006
	Dollars	% of Revenue	Dollars	% of Revenue
Revenue	$2,943,682	100.0%	$1,945,454	100.0%
Cost of Revenue	1,268,526	43.1	884,458	45.5
Expenses	856,188	29.1	747,875	38.4
Depreciation	265,128	9.0	237,266	12.2
Amortization	107,014	3.6	70,283	3.6

Operating Income	446,826	15.2	5,572	0.3
Other Income (Expense)	(58,344)	(2.0)	(47,854)	(2.5)

Net Income	$388,482	13.2%	$(42,282)	(2.2)%

Comparison of Three Months Ended March 31, 2007 to Three Months Ended March 31, 2006

Revenue. In the Samoas, we derive revenue from our wireless services, our data delivery services, equipment sales and service and long distance toll fees that we charge other telecommunications providers who need to access our networks. In addition, since November 2006, w have been receiving payments from the Universal Service Fund.

	Three Months Ended March 31,
	2007	2006	Change $	Change %
Revenue:
Wireless	$1,312,238	$1,376,454	$(64,216)	(4.7)%
Data delivery	207,830	144,663	63,167	43.7
Equipment sales and service	654,440	266,206	388,234	145.8
Long distance reverse toll fees	216,582	158,131	58,451	37.0
Universal Service Fund program	552,592	—	552,592	N/A

Total	$2,943,682	$1,945,454	$998,228	51.3%

We attribute the decrease in our wireless revenue to the reduction of our international long distance and local rates per minute in an effort to maintain a competitive pricing structure in the face of decreasing rates from our competitor. We expect that these revenues will stabilize throughout the rest of the year and then begin to increase based on the implementation of a new package plan for our post-paid service, which we expect will result in an increase in subscribers.

We attribute the increase in our data and data delivery revenue primarily to the addition of new large broadband capacity customers including the National Park Service, the U.S. Department of Agriculture, the local community college, the local public utility, a local television station and other companies and residents in American Samoa.

We attribute the increase in our equipment sales revenue primarily to the growth in the number of customers for our wireless services between the two periods, but especially to the growing customer base in our IT products, software and services through Datec American Samoa, a subsidiary of AST.

The increase in long distance reverse toll fees is primarily due to the increase in traffic sent across our network from other carriers in the month of January 2007. Since that period, terminating traffic to our network has stabilized. We expect a continued increase in this revenue stream throughout the year.

Of the 51.3% increase in total revenue, more than half is attributable to the receipt of Universal Service Funds, which we began receiving during the fourth quarter of 2006.

Costs and Expenses

	Three Months Ended March 31,		Change
	2007	2006	Amount	Percent
Costs and Expenses:
Cost of revenue – wireless	$796,052	$720,878	$75,174	10.4%
Cost of revenue – equipment sales and service	472,474	163,580	308,894	188.8
Operating expenses	311,192	273,588	37,604	13.7
General and administrative	544,996	474,287	70,709	14.9
Depreciation	265,128	237,266	27,862	11.7
Amortization – intangible assets	107,014	70,283	36,731	52.3

Total	$2,496,856	$1,939,882	$556,974	28.7%

Cost of revenue for wireless services increased due to a variety of factors. The majority of the increase was attributable to the higher cost of long distance services due to higher Carrier Access Billing System costs to the local exchange carrier for calls originating from our network and terminating on their network. In addition, we incurred higher expenses for benefits, rent and professional fees during the three months ended March 31, 2007 over the three months ended March 31, 2006, which are classified as costs of revenue. Partially offsetting all of these increases, were lower license and maintenance fees, resulting from a reduction in support costs for our network and switch system.

During the three months ended March 31, 2007, management decreased the local on-net and international rates charged to customers in an effort to attract additional customers. As a result, the cost of revenue for our wireless services which was 52.4% of our wireless revenue for the three months ended March 31, 2006, increased to 60.7% of wireless revenue for the three months ended March 31, 2007.

The increase in cost of revenue for equipment sales and service is primarily attributable to the corresponding increase in revenue for the same period. Although the total margin for the three months ended March 31, 2007 of $181,966 is $79,340 higher than the margin for the same period last year, the cost as a percentage of revenue increased to 72.2% for the three months ended March 31, 2007 from 61.5% for the three months ended March 31, 2006 due to a higher percentage of low margin products sold during the first three months of 2007 compared to the same period last year. While operating expenses increased for the three months ended March 31, 2007 over the same period in 2006, as a percentage of revenue operating expenses decreased to 10.6% for the three months ended March 31, 2007 from 14.1% during the same period in 2006.

General and administrative expenses increased over the same period in 2006 due to costs associated with computer support agreements for our billing and financial accounting systems, legal fees associated with projects to expand our geographic reach, travel costs for training and business initiatives, and recruiting expenses for a chief operating officer.

Depreciation increased as a result of the completion of projects during the latter part of 2006 that were previously in construction.

Net income increased to $388,482 for the three months ended March 31, 2007 from a loss of $42,282 for the three months ended March 31, 2006 predominantly as a result of our receipt of Universal Service Funds, which we began receiving during the fourth quarter of 2006.

Performance Measures

In managing our operations and assessing our financial performance in The Samoas, management supplements the information provided by financial statement measures with several customer-focused performance metrics that are internally used to manage our business. The following table contains the key operating data.

	Three Months Ended March 31,
	2007	2006
Average revenue per user (ARPU)	$27.39	$29.86
Minutes of use (MOU)	10,291,215	9,996,187
Churn	3.6%	2.5%
Number of customers at end of period	18,345	16,662
Revenue per employee	$43,634	$34,477

For the three months ended March 31, 2007 APRU decreased by $2.47 or 8.3%, from the three months ended March 31, 2006. This decline occurred as a result of our efforts to attract new customers and promote customer loyalty by decreasing rates charged for long distance and local on-net rates and by introducing inexpensive, entry-level handsets. The resulting increase in customers effectively offset the decline in average revenue per user.

MOU’s increased from the three months ended March 31, 2006 to the three months ended March 31, 2007 by 295,028 minutes or 3.0%. We attribute this to an increase in the number of subscribers as well as the decrease in local rates, resulting in an increase in volume of calls and minutes. We anticipate that through effective local and international rate pricing, we will continue to achieve increased usage from our customers.

Churn increased to 3.6% during the three months ended March 31, 2007 from 2.5% for the same period in 2006. We attribute this increase in churn to our continuing efforts to reduce our bad debt exposure by terminating services to certain past due customers. In addition, our competitor in The Samoas has increased its marketing and promotional efforts and improved its overall network coverage, which has contributed to increased migration. However, through our efforts in improving our network coverage and aggressive marketing campaigns, we expect increased customer retention, resulting in a decrease in our churn rate.

The number of customers for the three months ended March 31, 2007 increased 1,683 or 10.1% from the three months ended March 31, 2006. We attribute this increase to our aggressive marketing promotions and the expansion of our offerings to include inexpensive, entry-level handsets. This, coupled with an attractive local on-net rate reduction, has resulted in an increase in the number of new customers activating service with us.

Management also reviews the measure of revenue per employee to evaluate the efficiency of our operations. Revenue per employee is calculated by dividing total revenue, less revenue from reverse toll fees, by the weighted average headcount. Revenue per employee for the three months ended March 31, 2007 increased by $9,157 or 26.6% from the three months ended March 31, 2006. The increase in the revenue per employee performance measure is largely attributed to the revenue from the Universal Service Fund program and the significant revenue growth from equipment sales and service.

Results of Operations - Papua New Guinea

The following table sets forth, for the periods indicated, consolidated statements of operations information and information from our consolidated statements of operations expressed as a percentage of revenue.

	Three Months Ended March 31,
	2007		2006
	Dollars	% of Revenue	Dollars	% of Revenue
Revenue	$7,980,893	100.0%	$6,197,916	100.0%
Cost of Revenue	4,779,701	59.9	3,268,027	52.7
Expenses	2,749,802	34.5	2,388,969	38.5
Amortization of Intangibles	258,420	3.2	198,573	3.2

Operating Income	192,970	2.4	342,347	5.5
Other Income	132,997	1.7	212,177	3.4

Income Before Income Tax	325,967	4.1	554,524	8.9
Income Tax Expense	(156,011)	(2.0)	(206,607)	(3.3)
Minority Interest	(214,188)	(2.7)	(273,216)	(4.4)

Net Income (Loss)	$(44,232)	(0.6)%	$74,701	1.2%

Comparison of Three Months Ended March 31, 2007 to Three Months Ended March 31, 2006

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

	Three Months Ended March 31,
	2007	2006	Change $	Change %
Revenue:
Product sales	$4,950,553	$3,718,091	$1,232,462	33.1%
IT solutions	1,347,433	1,150,423	197,010	17.1
Data delivery	1,682,907	1,329,402	353,505	26.6

Total	$7,980,893	$6,197,916	$1,782,977	28.8%

We attribute the increase in product sales revenue primarily to increased sales of low-end servers, PCs, peripherals and consumable products both in the retail and corporate sectors. We anticipate continued strong sales in low-end servers, PCs and related hardware. While we have experienced an increase in the product sales revenue, we have also seen an erosion in the margin achieved on these sales. This has been predominantly a result of aggressive pricing strategies adopted by our main competition in an effort to gain market share by targeting a number of our key customers. Management has been successful in countering this strategy and has managed to maintain, if not improve, our market share; however, this has been done at the expense of product sales margins. It is management’s view that the opposition’s strategy is not sustainable in the mid- or long-term. As such, we will continue to seek ways to improve our margins and will continue to review both purchasing and exchange rate policies to ensure that margins are maximized.

We attribute the increase in revenue from IT solutions to a significant increase in the level of sales generated by our software analysis and development division coupled with an improvement in the revenue derived from maintenance agreements in the office automation division.

We attribute the increase in data delivery revenue to an increase in the volume of data utilized by our ISP customers. Customers are charged on a data usage model and any increase in data volume correlates to an increase in revenue. We anticipate that we will continue to achieve growth in the revenue derived forn the ISP operation.

Costs and Expenses

	Three Months Ended March 31,		Change
	2007	2006	Amount	Percent
Costs and Expenses:
Cost of revenue –product sales	$4,249,801	$2,962,500	$1,287,301	43.5%
Cost of revenue- data delivery	529,900	305,527	224,373	73.4
Operating expenses	1,342,730	1,135,562	207,168	18.2
General and administrative	1,111,745	999,087	112,658	11.3
Depreciation	295,327	254,380	40,947	16.1
Amortization	258,420	198,573	59,847	30.1

Total	$7,787,923	$5,855,629	$1,932,294	33.0%

Cost of revenue for product sales increased in conjunction with the increase in sales; however, as a percentage of revenue, the cost increased at a faster rate due to the competitive price pressure for product in the current marketplace. This trend is expected to continue as additional competitors enter the market and existing competitors lower their prices in an attempt to gain market share.

Cost of revenue for data delivery increased at a significantly faster rate than the associated revenue growth due to investments in fixed minimum commitment contracts that provide lower per megabit rates. Currently, our usage volume is lower than our minimum commitment level, effectively creating a higher per megabit cost. As our customer base for these services continues to grow and our usage volume reaches, and then surpasses, the minimum commitment level, our effective per megabit cost will decrease resulting in higher per unit margins, which will result in higher overall profitability.

Operating expenses increased $207,168, although as a percentage of revenue, operating expenses were 16.8% for the three months ended March 31, 2007, which is down from 18.3% for the same period last year. The increase in expenses can be primarily attributed to an increase in our number of employees. There was also an increase in the advertising costs as a result of a more aggressive advertising and corporate sponsorship strategy. We anticipate an improvement of performance in the coming quarters. Management will also continue to review the provisioning policies to ensure that they remain a genuine reflection of operating conditions.

Depreciation increased as a result of an increase in leasehold improvements made to the Port Moresby office and additional deployment of network facilities for a major customer. Amortization increased due to a full quarter expense pertaining to the intangibles purchased from Datec in February 2006.

A reduction in the gains from currency fluctuations in Papua New Guinea, reduced margins on product sales and higher amortization costs resulted in a net loss of $44,232 for the three months ended March 31, 2007 compared to net income of $74,701 for the same period last year.

Performance Measures

In managing our operations and assessing our financial performance in Papua New Guinea, management supplements the information provided by financial statement measures with several customer–focused performance metrics that are internally used to manage our business. The following table contains the key operating data:

	Three Months Ended March 31,
	2007	2006
Revenue per employee	$32,575	$27,065
Stable revenue	92%	92%
Total PC revenue	$1,066,725	$610,643
Total server revenue	$68,591	$231,866
Total PC and server revenue as a percentage of total product revenue	22.9%	22.7%

We continue to see improvement in the revenue per employee figures. Management will continue to evaluate staff and take the necessary steps to maintain this positive trend in our efficiency and revenue per employee.

Total PC revenue increased 74.7% for the three months ended March 31, 2007 over the same period last year. Average total sales value increased due to successful strategies in advertising and targeting corporate clients; however, margins on these products remain under pressure. In an attempt to compensate for the lower margins, we use the sales of PCs to generate opportunities to sell service contracts and peripheral products.

We attribute the significant decrease in server revenue to the fact that there were several midrange servers sold during the three months ended March 31, 2006. There have been no comparable large sales during the three months ended March 31, 2007. There were limited high value systems sold in 2007 and an increase in low-end servers sold due to the increasing functionality and performance and declining prices of servers in general. We believe that this decrease in average cost is an ongoing trend.

Results of Operations - Fiji and other Pacific Island Nations

The following table sets forth, for the periods indicated, consolidated statements of operations information and information from our consolidated statements of operations expressed as a percentage of revenue.

	Three Months Ended March 31,
	2007		2006
	Dollars	% of Revenue	Dollars	% of Revenue
Revenue	$2,677,089	100.0%	$2,680,705	100.0%
Cost of Revenue	909,523	34.0	1,352,897	50.5
Expenses	1,663,667	62.1	1,543,787	57.6
Amortization of Intangibles	79,333	3.0	144,365	5.4

Operating Income (loss)	24,566	0.9	(360,344)	(13.4)
Other (Expense) Income	(77,051)	(2.9)	30,036	1.1

(Loss) Before Income Tax	(52,485)	(2.0)	(330,308)	(12.3)
Income Tax Benefit	17,058	0.6	5,570	0.2

Net Loss	$(35,427)	(1.3)%	$(324,738)	(12.1)%

Comparison of Three Months Ended March 31, 2007 to Three Months Ended March 31, 2006

Revenue. In this operating segment, we derive revenue from product sales and IT solutions. We do not currently provide ISP and data network infrastructure to customers in Fiji and other Pacific Island Nations.

	Three Months Ended March 31,
	2007	2006	Change $	Change %
Product sales	$1,071,253	$1,534,155	$(462,902)	(30.2%)
IT solutions	1,605,836	1,146,550	459,286	40.1%

Total	$2,677,089	$2,680,705	$(3,616)	(0.1%)

The decrease in product sales results from a strategic shift by us from product sales to solutions which provide us with greater margins.

The increase in IT solutions was a result of ongoing revenue derived from a major software upgrade project being provided by our Queensland operation.

Costs and Expenses

	Three Months Ended March 31,		Change
	2007	2006	Amount	Percent
Costs and Expenses:
Cost of revenue – product sales	$806,808	$1,128,244	$(321,436)	(28.5)%
Cost of revenue - IT solutions	102,715	224,653	(121,938)	(54.3)
Operating expenses	849,814	709,935	139,879	19.7
General and administrative	727,635	749,464	(21,829)	(2.9)
Depreciation	86,218	84,388	1,830	2.2
Amortization	79,333	144,365	(65,032)	45.1

Total	$2,652,523	$3,041,049	$(388,526)	(12.8%)

The cost of product sales decrease resulted from the corresponding decrease in product sales revenue. This resulted from our strategic adjustment to focus on IT solutions which provide us with greater margins. The margin on product sales remained relatively consistent to the same period last year.

The cost of providing IT solutions decreased during the three months ended March 31, 2007 compared to the same period last year as a result of the elimination of certain contracted professional services staff in Australia.

Net loss decreased $289,311, to $35,427 during the three months ended March 31, 2007 compared to $324,738 during the three months ended March 31, 2006. Higher operating expenses incurred in connection with the strategic shift to the provision of IT solutions were offset by higher overall gross margins and the reduction or elimination of certain minor general and administrative expenses. As a result of an independent valuation completed in the fourth quarter of 2006 of the acquisition transaction, amortization expense decreased for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

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

	Three Months Ended March 31,
	2007	2006
Revenue per employee	$17,052	$14,976
Stable revenue	91%	65%
Total PC revenue	$304,006	$497,775
Total server revenue	$145,040	$115,830
Total PC & server revenue as a percentage of total product revenue	42%	40%

For the three months ended March 31, 2007 revenue per employee increased 13.9% compared to the same period in 2006. We attribute this increase to a decrease in the staff levels connected to the shift in focus toward IT solutions.

Stable revenue for the three months ended March 31, 2007 increased to 91% from 65% compared to the same period in 2006. We attribute this to the increase in service revenue due to contracted services in Queensland and a reduction in staff numbers in connection with the shift toward IT solutions.

PC revenue decreased 39% for the three months ended March 31, 2007 compared to the same period in 2006. We attribute this decrease in revenue to reduced sales in Vanuatu and the Solomon Islands as a result of increased competition in the market and continued PC pricing pressures throughout all of our markets.

Server revenue for the three months ended March 31, 2007 increased 25% for the three months ended March 31, 2007 compared to the same period in 2006. This increase can be attributed to an increase in the volume of server sales achieved in Samoa.

Results of Operations - North America, including The Caribbean

Through December 2006, our primary assets within this segment were two wireless telecommunication licenses. In January 2007, we sold our wireless telecommunications license for Bloomington, Illinois. The sales price was $2,750,000. We are currently attempting to sell our FCC license in the U.S. Virgin Islands. If this license is not sold, management intends to evaluate commercial opportunities in this market.

Comparison of Three Months Ended March 31, 2007 to Three Months Ended March 31, 2006

The following table sets forth certain financial data for the period indicated.

	Three Months Ended March 31,
	2007	2006
Revenue	$—	$—
Costs and Expenses	1,321,360	722,254

Operating Loss	(1,321,360)	(722,254)
Gain on Sale of Wireless License	1,842,875	—
Interest Income	122,963	—
Interest, Financing Costs and Other Expenses	(611,622)	(141,494)

Income (Loss) from Continuing Operations	32,856	(863,748)
Income Tax Expense	(88,458)	—
Income (Loss) from Discontinued Operations	10,677	(22,396)

Net Income (Loss)	$(44,925)	$(886,144)

During the three months ended March 31, 2007 and 2006, costs and expenses represent corporate overhead and general and administrative expenses in addition to costs associated with the acquisitions of Datec and AST. Included in the costs of $1,321,360 was approximately $950,000 of normal recurring items. The remaining expenses were for professional fees, legal fees and certain valuation costs and were of a non-recurring nature. Hence, they are not representative of the costs going forward.

In January 2007, we closed on the sale of our wireless telecommunications license in Bloomington, Illinois. Proceeds from the sale amounted to $2.75 million and were received in cash at closing. The one-time gain represents the excess of the proceeds over the costs of acquiring and selling the license.

Interest, financing costs and other expenses increased significantly in 2007 as a result of accrued interest and amortization of deferred financing costs associated with the $25.3 million promissory note from a major stockholder.

Net loss decreased $841,219 to $44,925 during the three months ended March 31, 2007, compared to $886,144 during the three months ended March 31, 2006. The primary reason for the decrease in the net loss is the gain recognized on the sale of the wireless license in January 2007 as well as interest income associated with the Latin Node Note, offset by higher interest expense and financing costs associated with the loan from SIBL.

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from operations and cash from external financing arrangements, including a revolving line of credit facility of up to $5 million from ANZ and a commitment to purchase up to $5 million of convertible notes from us by SIBL, our largest stockholder.

Cash provided by operating activities amounted to $699,581 during the three months ended March 31, 2007 and cash used in operating activities amounted to $1,038,944 during the three months ended March 31, 2006. The increase can be attributed primarily to the higher net income generated during the three months ended March 31, 2007 and an improved working capital position in 2007 compared to 2006.

Cash used in investing activities amounted to $4,382,888 during the three months ended March 31, 2007 and cash used in investing activities amounted to $499,461 during the three months ended March 31, 2006. A one-time gain from the sale of a wireless license offset by $5,574,794 reserved for the Latin Node acquisition were the main factors contributing to the net increase in 2007.

Cash provided by financing activities amounted to $5,187,725 and $2,007,467, during the three months ended March 31, 2007 and 2006, respectively. During February of 2007, we obtained $30.3 million in financing commitments from our major stockholder. Of the $30.3 million committed, approximately $14.4 million of the committed $20 million was used in conjunction with a bridge loan to Latin Node, $3.3 million was used to refinance an existing short term note payable to the major stockholder, $1.4 million was used to pay financing costs to our major stockholder, and the remaining un-borrowed $5 million is available for additional funding of Latin Node or the repayment of the ANZ revolving loan as discussed in Note 13 of the consolidated condensed financial statements.

The following table illustrates the principal balance of our contractual obligations and commercial contingent commitments as of March 31, 2007, and includes the effects of the transactions and amendments discussed above.

	Payments Due by Period
	Total	Less Than 1 year	1-3 years	4-5 years	After 5 years
Contractual obligations:
Revolving loan	$3,850,000	$3,850,000	$—	$—	$—
Note payable – related party	21,781,537	—	—	21,781,537	—
Capital leases	938,335	156,517	271,696	87,760	422,362
Loans – real estate mortgage	775,760	59,780	179,340	119,560	417,080
Operating leases	4,269,200	880,762	2,296,296	339,552	752,590

Total contractual cash obligations	$31,614,832	$4,947,059	$2,747,332	$22,328,409	$1,592,032

As of March 31, 2007, we had a working capital deficiency of $3,994,051, and for the three months ended March 31, 2007, we generated net income of $263,898 after giving effect to a gain amounting to $1,842,875 from the sale of one of our wireless licenses. Our operating loss for the three months ended March 31, 2007 was $656,998.

Universal Service Fund

As a result of our provision of services in rural areas, in May 2006, we received an ETC designation from the FCC. This designation entitles us to receive payments from the Universal Service Fund as of the date of our ETC designation. This fund was created by the FCC to ensure that all Americans have access to high quality and affordable telecommunications, including low-income consumers, those living in rural areas that are costly to serve, and schools, libraries and rural health care providers. The Universal Service Fund is funded through contributions by interstate telecommunications carriers, which are generally passed through to their end-users. We received our initial payment in November 2006 and expect payments to continue on a monthly basis. Payments are calculated based on the number of eligible subscribers in the corresponding month of the prior fiscal year. The rate of payment per subscriber is subject to adjustment on a quarterly basis. In the first quarter of 2007, we received $552,592 from the Universal Service Fund. The FCC is considering changes in the structure and distribution methodology of its Universal Service Fund programs, which could affect the amount of payments we receive in the future.

Latin Node Transaction

In February 2007, we decided to acquire control of Latin Node; however any such change in control requires FCC approval. Given the routine delays which are encountered in the regulatory approval process and other delays typically encountered in acquiring a company with operations in foreign countries, pursuant to the credit agreement further discussed below, we made available to Latin Node $20,000,000. As of March 31, 2007, we have advanced $14,425,206 of the committed $20,000,000 to Latin Node. The remaining balance of $5,574,794 is recorded as cash reserved for Latin Node in our escrow account.

In connection with loaning $20,000,000 to Latin Node, on February 16, 2007, we entered into a Credit Agreement with Latin Node and its subsidiaries, pursuant to which we agreed to loan the principal sum of $20,000,000. Latin Node executed a secured promissory note (the “Latin Node Note”) in our favor for the principal sum of $20,000,000 with interest at an annual rate of 10% maturing on or before the earlier of the fourth anniversary of the execution date of the Latin Node Note, or demand by us following certain conditions as described in the Preferred Stock Purchase Agreement (“Stock Purchase Agreement”) (described below). The Latin Node Note requires that, prior to the maturity date, Latin Node pay us the proceeds received pursuant to the terms of the Stock Purchase Agreement, less reasonable and customary closing costs approved by us, and all cash flow generated by Latin Node in excess of Latin Node’s reasonable and customary operating expenses. In the absence of FCC approval which would result in consummation of the Stock Purchase Agreement and conversion of the Latin Node Note, the Credit Agreement requires that, by June 16, 2007, Latin Node must pay down the principal due under the Latin Node Note to no more than $100,000. We received FCC approval on April 26, 2007 and, although we anticipate consummation of the Stock Purchase Agreement and conversion of the Latin Node Note by June 16, 2007, there can be no assurance that the transaction will be completed successfully. In anticipation of the conversion of the Latin Node Note, we have classified the Latin Node Note as a non-current asset on our consolidated condensed balance sheet at March 31, 2007. The Latin Node Note is secured by a security interest in certain of the assets of Latin Node and a pledge and security interest in all the common stock of Latin Node and its subsidiaries. As of March 31, 2007 $5,574,794 had not been disbursed to Latin Node and was held in a trust account.

On February 16, 2007, we entered into the Stock Purchase Agreement with Latin Node, its majority-owned subsidiary Retail Americas VoIP, LLC, a Delaware limited liability company, and its principal stockholder, pursuant to which we agreed to purchase shares of Series A 10% Cumulative Convertible Preferred Stock of Latin Node (the “Series A Preferred Stock”) for an aggregate price of $20 million. The purchase price will be applied to the retirement of the Latin Node Note described above. The Series A Preferred Stock shall be convertible, in whole or in part, and at a conversion price of $2.50 per share, into shares of common stock of Latin Node representing 80% of the issued and outstanding shares of common stock of Latin Node. As holders of Series A Preferred Stock, we shall be entitled to elect two out of three directors of Latin Node. The closing of the Stock Purchase Agreement is subject to, among other things, obtaining the consent of the FCC to the change in control of Latin Node as contemplated by the Stock Purchase Agreement. We received FCC approval on April 26, 2007 and, although we anticipate consummation of the Stock Purchase Agreement and conversion of the Latin Node Note by June 16, 2007, there can be no assurance that the transaction will be completed successfully. The Stock Purchase Agreement further requires that we lend an additional $5 million (less fees and expenses) to Latin Node on certain conditions. This further funding commitment is subject to Latin Node obtaining at least $5 million in senior debt financing from a reputable financial institution, as well as our entry into a satisfactory inter-creditor agreement with the senior lender.

On February 16, 2007, we entered into a Convertible Note Purchase Agreement (the “Purchase Agreement”) with Stanford International Bank Limited (“SIBL”), an affiliate of SVCH, pursuant to which we issued a Convertible Promissory Note in the amount of $25.3 million (the “Note”) and a warrant granting SIBL, and its assigns, the right to purchase up to 1,518,000 shares of common stock at $5.00 per share. The Note has a four year term, with all principal being due and payable at maturity, and bears interest at an annual rate of 10%, accruing from issuance and payable on the 24-month anniversary of the date of the Note and then quarterly thereafter. The Note will, at the option of SIBL, be convertible, in whole or in part, into shares of Series A Convertible Preferred Stock at an initial conversion price of $5.00 per share, at such time as we amend our Certificate of Incorporation to authorize the issuance of preferred stock. We are required to use the proceeds solely for the purposes of (i) providing the bridge financing to Latin Node (Note 6), and acquiring a controlling interest in Latin Node; (ii) refinancing the then outstanding indebtedness to SIBL in the amount of $3,300,000; and (iii) general working capital purposes. The Note is secured by the pledge of all of the shares of capital stock of Latin Node held by the Company at any time.

We valued the warrant issued to SIBL using the Black-Scholes pricing model thereby allocating a portion of the proceeds from the note to the warrant using the relative fair value of the debt and warrant to the actual proceeds from the Note. The relative fair value of the warrant was $3,631,962, which we recorded as a discount to the note. This amount will be accreted to interest expense over the life of the Note. From February 16, 2007 to March 31, 2007, $113,499 of the discount was accreted into interest expense. As of March 31, 2007, the carrying value of the Note with a face value of $25,300,000 is $21,781,537.

In connection with facilitating the transaction, Stanford Group Company (“SGC”), an affiliate of SIBL, was granted 200,000 warrants exercisable within 7 years with an exercise price of $5.00 per share. We have valued these warrants at $558,728 using the Black-Scholes pricing model. This amount has been recorded as deferred financing costs and is amortized into interest expense and other financing costs over the life of the debt of four years. From February 16, 2007 to March 31, 2007, we have amortized $17,460 into interest expense and other financing costs.

The warrants were valued using the Black-Scholes pricing model at $2.79 each utilizing the following factors:

Warrant lives	7 years
Volatility	70%
Risk-free interest rate	4.684%
Exercise price	$5.00
Market price	$4.16

In addition to the warrants, we paid SGC a $2,000,000 fee, of which $1,400,000 was for facilitating the transaction. This amount has been recorded as deferred financing costs and is amortized into interest expense and other financing costs over the life of the debt of four years. From February 16, 2007 to March 31, 2007, we amortized $43,750 into interest expense and other financing costs. The remaining $600,000 was recorded as deferred acquisition costs for the potential Latin Node transaction.

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

We also agreed to register the sale of the shares of common stock issuable upon exercise of the warrant and conversion of the Note and preferred stock pursuant to the terms of a Registration Rights Agreement entered into simultaneously with the Convertible Note Purchase Agreement. In the event that (i) the registration statement is not filed by us in a timely manner; or (ii) such registration statement is not maintained as effective for the period set forth in the Registration Rights Agreement, then we will issue to each of the holders as of the first day of such registration default and for every consecutive quarter in which such registration default is occurring, as liquidated damages, and not as a penalty, seven (7) year warrants exercisable at a price per share equal to the then applicable exercise price under the warrants to purchase an aggregate amount of shares of common stock (“Default Warrants”) equal to 10% of the amount of warrants initially issued to each holder until such corresponding registration default no longer exists; provided however, that the issuance of such Default Warrants shall not relieve us from our obligations to register the registrable securities.

Wireless Licenses

In January 2007, we closed on the sale of our wireless telecommunications license in Bloomington, Illinois. Proceeds from the sale amounted to $2.75 million and were received in cash at closing. In addition, we anticipate closing on the sale of our wireless telecommunications license in the U.S. Virgin Islands during 2007.

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

Disclosure Controls and Procedures

As of March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, we concluded that as of March 31, 2007, our disclosure controls and procedures are not effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures.

As a result of the acquisitions consummated on January 31, 2006 and February 1, 2006, management identified control deficiencies in financial reporting departments that could result in errors in our financial reports and affect our ability to issue efficient, timely and effective financial reports. These material weaknesses are primarily attributable to the geographic distances between our operating locations, limited staffing levels and our staff’s limited familiarity with reporting requirements under U.S. GAAP and SEC regulations. Management is taking remedial steps to correct these weaknesses. We are continuing to integrate processes and systems and implement disclosure controls and procedures in these subsidiary operations, consistent with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

As of March 31, 2007, we have initiated the development of a plan to improve the effectiveness of the design and operation of our disclosure controls and procedures to ensure that the information requirements described above are met and the control deficiencies in financial reporting departments described above are corrected. Historically, we have lacked staff with public accounting experience and consequently, have relied heavily on Harley L. Rollins, our Chief Financial Officer. As a part of our implementation plan and to mitigate the reliance on Mr. Rollins, in February 2007, we appointed an internal auditor who is based in the South Pacific, and in April 2007, we hired a Vice President of Finance who is based in Ft. Lauderdale, both of whom are familiar with the requirements of U.S. GAAP and SEC regulations. In addition, we have initiated training of our current personnel on the controls and reporting requirements of U.S. GAAP and SEC regulations. Due to the fact that these remedial steps have not been completed, we have performed additional analyses and other post-closing procedures to ensure the consolidated financial statements contained in this Report were prepared in accordance with U.S. GAAP and SEC regulations.

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

From time to time, we are involved in various other legal matters. At March 31, 2007, management does not believe that any pending matters (except as disclosed above) are material.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2005, the Board of Directors adopted a Director compensation policy. Among other things, the policy provides that each independent director will receive a number of shares of common stock equal in value to $25,000 in their initial year of service and is entitled to receive additional shares of common stock equal in value to $12,500 each year thereafter. As a result, for services in 2007, we issued 27,000 shares of common stock to the members of the Board of Directors. The shares were issued in consideration for services rendered to us. These shares were exempt from registration under the Securities Act in reliance on Section 4(2) of that Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Consummation of the Convertible Note Purchase Agreement with SIBL in February 2007 violated certain restrictions contained in the continuing guaranty we executed in connection with the ANZ Loan Agreement and gave rise to an event of default. We requested that ANZ consent to the transaction and waive the restrictions. An evaluation of the ANZ Loan Agreement by ANZ identified certain financial covenants included in the Loan Agreement with which we were no longer in compliance. On April 17, 2007, we received ANZ’s consent to the transactions, and waiver of the restrictions, along with a waiver of certain other events of default with respect to certain financial covenants.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELANDIA, INC.

Date: May 21, 2007	By:	/s/ Harry G. Hobbs
Harry G. Hobbs
Chief Executive Officer

Date: May 21, 2007	By:	/s/ Harley L. Rollins
Harley L. Rollins
Chief Financial Officer

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.