Form 10-Q
period 2007-06-30
ELANDIA, INC.
filed 2007-08-20
CIK 1352819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of July 31, 2007, the registrant had 13,516,315 shares of common stock, $0.00001 par value per share, outstanding.

ELANDIA, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ELANDIA, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$5,901,310	$1,211,124
Accounts Receivable (net of $2,552,365 and $1,174,754 allowance for doubtful accounts at June 30, 2007 and December 31, 2006, respectively)	13,160,887	5,794,073
Inventories	3,764,507	3,969,981
Prepaid Expenses	3,722,580	1,164,691
Other Current Assets	1,675,523	253,915
Deferred Tax Asset — Current Portion	1,081,431	649,210

Total Current Assets	29,306,238	13,042,994

Restricted Cash	397,574	—
Property and Equipment, Net	12,917,602	8,966,083
Deferred Tax Asset	—	159,699
Due From Affiliates	139,052	—
Security Deposits	605,299	—
Telecommunications Licenses	2,344,000	344,000
Telecommunications Licenses — Held for Sale	445,743	1,102,740
Customer Lists (net of $610,992 and $395,349 accumulated amortization at June 30, 2007 and December 31, 2006, respectively)	2,408,008	2,623,651
Contract Rights (net of $1,909,356 and $1,235,464 accumulated amortization at June 30, 2007 and December 31, 2006, respectively)	2,814,644	3,488,536
Deferred Financing Costs (net of $197,520 and $0 of accumulated amortization at June 30, 2007 and December 31, 2006, respectively)	3,656,255	—
Goodwill	35,431,661	12,929,851
Investment in Unconsolidated Subsidiaries	348,014	—

Total Assets	$90,814,090	$42,657,554

ELANDIA, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable (including bank overdraft facility of $1,874,830 and $657,281 at June 30, 2007 and December 31, 2006, respectively)	$12,201,896	$6,195,229
Accrued Expenses	8,824,989	4,748,928
Current Portion of Long-Term Debt and Capital Lease Obligations	6,495,072	4,246,019
Income Taxes Payable	465,514	839,653
Customer Advances	1,755,211	—
Deferred Revenue	1,287,215	712,164
Deferred Gain on Sale Leaseback — Related Party	316,886	336,716
Liabilities from Discontinued Operations	1,287,097	1,312,740

Total Current Liabilities	32,633,880	18,391,449

Long-Term Liabilities
Long-Term Debt and Capital Lease Obligations	819,050	767,547
Long-Term Debt — Convertible — Related Party, Net of Discount of $3,994,291 and $0 at June 30, 2007 and December 31, 2006, respectively	26,305,709	3,300,000
Accrued Interest — Related Party	997,742	—
Notes Payable, Net of Discount of $1,070,900 and $0 at June 30, 2007 and December 31, 2006, respectively	4,429,100	—
Deferred Tax Liability	36,323	45,321
Deferred Gain on Sale Leaseback, Net of Current Portion — Related Party	450,445	598,973
Warrant Liability	1,072,887	—
Minority Interest Purchase Price Obligation — Latin Node	4,003,824	—

Total Long-Term Liabilities	38,115,080	4,711,841

Total Liabilities	70,748,960	23,103,290

Commitments and Contingencies

Minority Interest	1,127,216	1,335,920

Stockholders’ Equity
Common Stock, $0.00001 par value; 50,000,000 shares authorized; 13,516,315 and 13,060,314 shares issued at June 30, 2007 and December 31, 2006, respectively, and 13,516,315 and 13,114,315 shares outstanding at June 30, 2007 and December 31, 2006, respectively	135	130
Additional Paid-In Capital	44,057,113	41,562,041
Accumulated Deficit	(25,378,936)	(23,698,775)
Accumulated Other Comprehensive Income	259,602	354,948

Total Stockholders’ Equity	18,937,914	18,218,344

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$90,814,090	$42,657,554

The accompanying notes are an integral part of these consolidated condensed financial statements (unaudited).

ELANDIA, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
REVENUE (includes $9,230,490 and $7,840,331 for the three months ended June 30, 2007 and 2006, respectively, and $17,211,383 and $12,364,088 for the six months ended June 30, 2007 and 2006, respectively, from a consolidated subsidiary in which the Company owns a 50% interest) (Note 4)	$15,240,632	$12,230,620	$28,842,297	$20,334,828
COSTS AND EXPENSES
Cost of Revenue	8,314,323	6,477,551	15,272,073	10,545,084
Operating Expenses	2,472,379	2,323,179	4,976,115	3,882,235
General and Administrative Expenses (including stock-based compensation expense of $225,185 for the three months ended June 30, 2007 and $337,774 for the six months ended June 30, 2007)	4,083,681	3,243,327	7,782,841	5,676,953
Depreciation and Amortization	707,058	607,674	1,360,307	1,080,557
Amortization of Intangible Assets	444,767	619,743	889,534	1,032,904

Total Costs and Expenses	16,022,208	13,271,474	30,280,870	22,217,733

OPERATING LOSS	(781,576)	(1,040,854)	(1,438,573)	(1,882,905)
OTHER (EXPENSE) INCOME
Interest Expense and Other Financing Costs	(1,140,845)	(150,442)	(1,890,395)	(371,327)
Interest Income	483,248	—	606,211	—
Other	(43,222)	(4,015)	(45,444)	2,580
Gain on Sales Leaseback — Related Party	84,181	84,178	168,359	140,297
Gain on Sale of Telecommunications License	—	—	1,842,875	—
Foreign Exchange Gain	86,729	172,828	140,301	331,194

Total Other (Expense) Income	(529,909)	102,549	821,907	102,744

NET LOSS BEFORE INCOME TAX	(1,311,485)	(938,305)	(616,666)	(1,780,161)
Income Tax Expense	(343,981)	(400,614)	(571,392)	(570,857)
Minority Interest in Net Profit After Tax	(300,706)	(328,407)	(514,895)	(552,208)

LOSS FROM CONTINUING OPERATIONS	(1,956,172)	(1,667,326)	(1,702,953)	(2,903,226)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	12,116	15,550	22,792	(6,846)

NET LOSS	$(1,944,056)	$(1,651,776)	$(1,680,161)	$(2,910,072)

Basic and Diluted Net Loss per Share
Loss from Continuing Operations	$(0.15)	$(0.13)	$(0.13)	$(0.24)
Loss from Discontinued Operations	—	0.00	—	—

Net Loss	$(0.15)	$(0.13)	$(0.13)	$(0.24)

Weighted Average Basic and Diluted Shares Outstanding	13,093,149	13,052,401	13,090,248	12,090,108
OTHER COMPREHENSIVE LOSS, NET OF TAX
Net Loss	$(1,944,056)	$(1,651,776)	$(1,680,161)	$(2,910,072)
Foreign Currency Translation Adjustment	(117,795)	(54,007)	(95,346)	150,213

Comprehensive Loss	$(2,061,851)	$(1,705,783)	$(1,775,507)	$(2,759,859)

The accompanying notes are an integral part of these consolidated condensed financial statements (unaudited).

ELANDIA, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2007

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balances — January 1, 2007	13,060,314	$130	$41,562,041	$(23,698,775)	$354,948	$18,218,344
Issuance of common stock to Directors for services	27,000	—	112,590	—	—	112,590
Issuance of common stock to Officer for services	54,001	1	225,184	—	—	225,185
Fair value of warrants granted to majority stockholder in connection with $25.3 million convertible promissory note	—	—	4,190,690	—	—	4,190,690
Fair value of warrants granted to majority stockholder in connection with $5.0 million convertible promissory note	—	—	857,461	—	—	857,461
Issuance of common stock in connection with acquisition of Latin Node	375,000	4	1,563,746	—	—	1,563,750
Fair value of warrants granted to majority stockholder in connection with $13.0 million debt financing	—	—	83,809	—	—	83,809
To record the effective acquisition of Latin Node’s minority interest in connection with the put and call options	—	—	(4,538,408)	—	—	(4,538,408)
Foreign currency translation adjustment	—	—	—	—	(95,346)	(95,346)
Net loss for the six months ended June 30, 2007	—	—	—	(1,680,161)	—	(1,680,161)

Balances — June 30, 2007	13,516,315	$135	$44,057,113	$(25,378,936)	$259,602	$18,937,914

The accompanying notes are an integral part of these consolidated condensed financial statements (unaudited).

ELANDIA, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,680,161)	$(2,910,072)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	1,360,307	1,080,557
Amortization — Intangible Assets	889,534	1,032,904
Amortization of Deferred Financing Costs and Interest Expense	557,678	—
Non-cash Stock Compensation	337,775	100,000
Minority Interest in Net Income	514,895	552,208
Gain on Sale of Telecommunications License	(1,842,875)	—
Bad Debt Expense (Recovery)	146,104	(113,000)
Foreign Currency Exchange Gain	(140,301)	(331,194)
Gain on Sale Leaseback — Related Party	(168,359)	(140,297)
Changes in Operating Assets and Liabilities:
Accounts Receivable	1,022,850	2,017,128
Assets from Discontinued Operations	—	452,131
Liabilities from Discontinued Operations	(25,643)	(47,305)
Accounts Payable	(1,150,664)	(7,846,892)
Accrued Interest on Long-term debt — related party	997,742	4,471,735
Accrued Expenses	(456,799)	—
Income Taxes Payable	(376,325)	410,285
Inventories	232,916	(950,211)
Other Current Assets	(1,808,647)	28,032
Other Liabilities	—	450,730
Prepaid Expenses	529,130	292,955
Deferred Revenue	575,051	195,293

TOTAL ADJUSTMENTS	1,194,369	1,655,059

CASH USED IN OPERATING ACTIVITIES	(485,792)	(1,255,013)

CASH FLOWS FROM INVESTING ACTIVITIES
Other Long-Term Assets	(20,610)	—
Cash Acquired in Latin Node Acquisition	391,964	252,153
Acquisition Cost Incurred — Latin Node	(716,677)	(504,544)
Cash Advanced to Latin Node — Pre-Acquisition	(5,175,000)	—
Notes Receivable — Latin Node	(20,000,000)	—
Acquisiton of Telecommunications License	—	(165,000)
Proceeds from Sale of Telecommunications License, Net of Selling Expenses	2,630,272	—
Purchases of Property and Equipment	(1,248,210)	(839,762)

CASH USED IN INVESTING ACTIVITIES	(24,138,261)	(1,257,153)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from Related Parties	—	255,039
Proceeds from Convertible Promissory Note — Related Party	27,000,000	2,200,000
Financing Costs Paid — Convertible Promissory Note	(3,071,556)	—
Proceeds from Line of Credit	950,000	484,333
Proceeds from Long-Term Debt	5,500,000	397,210
Principal Payments of Long-Term Debt and Capital Lease Obligations	(75,831)	(89,055)
Dividends Paid to Minority Interest Holders	(761,839)	(681,920)

CASH PROVIDED BY FINANCING ACTIVITIES	29,540,774	2,565,607

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(226,535)	743

NET INCREASE IN CASH	4,690,186	54,184
CASH — Beginning	1,211,124	322,024

CASH — Ending	$5,901,310	$376,208

ELANDIA, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2007	2006
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid During the Periods For:
Interest	$306,956	$186,686
Taxes	$190,423	$4,448
Acquisition of Operating Subsidiaries: Datec Group, Ltd.:
Cash Acquired in Acquisition	$—	$252,153
Accounts Receivable	—	7,416,900
Prepaid Expenses and Other Current Assets	—	1,164,786
Inventory	—	3,324,940
Current Liabilities	—	(12,628,687)
Taxes Payable	—	(1,752,278)
Long-Term Liabilities	—	(1,645,411)
Minority Interest	—	(805,937)
Goodwill Recognized in Business Acquisition	—	7,357,814
Intangible Assets Recognized with Business Acquisition	—	8,187,344
Other Assets	—	823,628
Property, Plant and Equipment	—	3,624,999

Total Non-Cash Consideration	$—	$15,320,251

Acquisition of Minority Interest in AST Telecom, LLC:
Wireless licenses	$—	$600,000
Customer lists	—	1,176,875
Contract rights	—	1,081,850
Goodwill	—	1,641,227
Other assets	—	1,041,656

Total non-cash consideration	$—	$5,541,608

Acquisition of Latin Node, Inc.:
Cash Acquired in Acquisition	$391,964	$—
Restricted Cash	397,574	—
Accounts Receivable	8,535,769	—
Prepaid Expenses and Other Current Assets	3,334,885	—
Accounts Payable	(7,157,330)	—
Accrued Expenses	(4,528,154)	—
Advances from Customers	(1,755,211)	—
Current Portion of Long-Term Debt	(652,529)	—
Long-Term Liabilities	(773,858)	—
Goodwill Recognized in Business Acquisition	21,257,451	—
Intangible Assets Recognized with Business Acquisition	2,000,000	—
Due from Affiliates	139,052	—
Investments in Unconsolidated Subsidiaries	348,014	—
Security Deposits	584,689	—
Property, Plant and Equipment, net	4,161,935	—
Minority Interest Purchase Price Obligation	(4,003,824)	—
Non-Cash Consideration — Common Stock	(1,563,750)	—

Cash Paid for Acquisition	$20,716,677	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of Equipment with Issuance of Note Payable	$28,401	$—
Fair Market Value of Warrants Granted in Connection with Convertible Promissory Notes and Long-Term Debt	$5,131,960	$—
Accrued Interest Income on Note Receivable — Latin Node	$607,462	$—
Accrued Interest Expense on Convertible Promissory Note — Related Party	$1,031,737	$—
Conversion of Note Receivable to Investment in Latin Node	$20,000,000	$—

The accompanying notes are an integral part of these consolidated condensed financial statements (unaudited).

ELANDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2007

(UNAUDITED)

NOTE 1—Nature of Business

Elandia, Inc. (“Elandia,” “Company,” “we,” “us,” and/or “our”), through its subsidiaries, is a telecommunications service provider and an information solutions and services provider, offering a wide range of technology products, Internet access service, professional services and other solutions to American Samoa, Papua New Guinea, Fiji and Other Pacific Island Nations, and Central and South America regions. The products and services we offer in each of the geographic areas we serve varies depending on the infrastructure, existing telecommunication systems and the needs of the region. Generally, however, our telecommunications operations include wholesale and retail long-distance service (including the use of Voice over Internet Protocol (“VoIP”) technology), wireless coverage and Internet access. Our software solutions include Microsoft products, database applications, accounting applications and other system applications. We also offer peripheral products including fax machines, copiers, telephones and general office equipment. Our hardware offerings include PBX hardware, servers, routers and switching systems. In addition, we offer professional services to assist our customers in implementing customized solutions to meet their business needs. These services include application development, systems integration, training and maintenance and support.

NOTE 2—Basis of Presentation

Our unaudited interim consolidated condensed financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and reflect all adjustments that are necessary for a fair presentation of the results for interim periods. All adjustments made were of a normal recurring nature. Certain information and footnote disclosures normally included in interim financial statements prepared according to accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. As a result, you should read these unaudited interim consolidated condensed financial statements along with the audited consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on April 18, 2007. Operating results for the interim period should not be viewed as representative of results that may be expected for the year ending December 31, 2007.

Certain reclassifications have been made to the December 31, 2006 balance sheet to conform to the June 30, 2007 presentation.

NOTE 3—Liquidity, Financial Condition and Management Plans

As of June 30, 2007, we had a working capital deficiency of $3,327,642 and for the six months ended June 30, 2007, we incurred a net loss of $1,680,181.

In February 2007, we obtained a $30.3 million financing commitment from our major stockholder. Of the $30.3 million committed, $20 million was used in conjunction with a loan to Latin Node, Inc. and Subsidiaries (“Latin Node”) (which was ultimately converted into preferred stock of Latin Node on June 28, 2007), $3.3 million was used to refinance an existing short term note we had outstanding to our major stockholder, $2 million was used to pay financing costs to our major stockholder, and the remaining $5 million was used as an additional loan to Latin Node during June of 2007.

Effective June 28, 2007, we acquired 8 million shares of Series A 10% Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”), of Latin Node. The Series A Preferred Stock is convertible, in whole or in part and at a conversion price of $2.50 per share, into shares of common stock of Latin Node representing 80% of the issued and then outstanding shares of common stock of Latin Node. The purchase price for the Series A Preferred Stock was $22,280,427 which was paid as follows: i) $20 million was satisfied by converting a $20 million note receivable from Latin Node at closing, ii) $1,563,750 in consideration was paid by issuing 375,000 shares of our common stock at a value of $4.17 per share, and iii) $716,677 of capitalized acquisition costs were paid in cash.

On June 29, 2007, Latin Node, our 80% owned subsidiary, closed on a $13.0 million debt financing transaction with Laurus Master Fund, Ltd. (“Laurus”). Laurus extended financing to Latin Node in the form of a $7.5 million Secured Non-Convertible Revolving Note (the “Facility”) based on accounts receivable. The Facility has a three year term and accrues interest at a rate equal to the Wall Street Journal Prime rate plus 2.5% per annum, subject to a floor of 10.0%. As of June 30, 2007, the Wall Street Journal prime rate was 8.25%. As of June 30, 2007, we have not borrowed any of the $7.5 million available under the Facility. In addition, Laurus extended financing to Latin Node in the form of a $5.5 million Secured Convertible Term Note (the “Secured Note”) secured by a first lien on all assets of Latin Node. The Secured Note has a three year term and accrues interest at a rate equal to the Wall Street Journal Prime rate plus 3.5% per annum, subject to a floor of 11.0%. Interest payments are due monthly over the term of the loan, commencing immediately, while principal payments are due in 24 equal monthly installments beginning July 1, 2008. As of June 30, 2007, the amount outstanding under such Secured Note amounted to $5.5 million.

Management believes that the plans and actions put in place during 2006 to reduce expenses in Fiji and the other Pacific Island Nations, the payments from the Universal Service Fund associated with our wireless telecommunications services in American Samoa, the anticipated cash flow from operations in Papua New Guinea, the additional funds available under the Facility and Secured Note to Latin Node and the proceeds from the sale of the U.S. Virgin Islands wireless license we held, will provide sufficient cash for our operations during the second half of 2007. There is no assurance, however, that we will generate positive cash flows during 2007 and beyond.

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

NOTE 4—Significant Accounting Policies

Principles of Consolidation

The unaudited interim consolidated condensed financial statements include the accounts of Elandia and our subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Our unaudited interim consolidated condensed financial statements include the acquired operating subsidiaries from:

a)	Datec Group, Ltd. (“Datec”) from February 1, 2006 since Datec’s acquisition was accounted for under the purchase method of accounting.

b)	AST Telecom, LLC (“AST”), which conducts operations in American Samoa, effectively came under common control on September 14, 2004, at which time Stanford Venture Capital Holdings (“SVCH”) was a majority stockholder of Elandia and was a majority member of AST. The acquisition of the remaining minority interest in AST was acquired on February 1, 2006 and was accounted for as a common control merger (similar to a pooling of interest). Accordingly, AST’s operations are included in its entirety for the periods presented.

c)	Effective June 28, 2007, we acquired an 80% interest in Latin Node and accounted for the transaction using the purchase method of accounting. As such, the results of operations and cash flows of Latin Node are included in the unaudited interim consolidated condensed financial statements from June 29, 2007 through June 30, 2007. In addition, the assets and liabilities acquired are included in the unaudited interim consolidated condensed balance sheet at June 30, 2007.

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

Based on the operating agreement that conveys the ability to appoint management, we include in our unaudited interim consolidated condensed financial statements, the results of operations and financial position of Datec PNG Pty Limited (“Datec PNG”), in which we hold a 50% interest. Datec PNG has an overdraft facility account with a maximum borrowing limit of approximately $2,390,000. This overdraft facility account is secured by the assets of Datec PNG.

The following is a summary of certain financial data for Datec PNG as of and for the three and six months ended June 30, 2007:

	For the Three Months Ended June 30, 2007	For the Six Months Ended June 30, 2007
Revenue	$9,230,490	$17,211,383
Net income after tax and minority interest	$168,178	$123,946

	As of June 30, 2007
Total assets	$13,618,257
Total liabilities	$7,858,823

Loss Per Share

We present both basic and diluted loss from continuing and discontinued operations per share and net loss per share on the face of the unaudited interim consolidated condensed statement of operations. As provided by the Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share,” basic loss from continuing and discontinued operations and net loss per share is calculated as the loss attributable to common stockholders divided by the weighted average number of shares outstanding during the periods. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible preferred stock. As of June 30, 2007, we had 2,098,000 warrants excluded from the diluted computation since their effect would be antidilutive. In addition, our majority stockholder and Laurus have the option to convert their notes payable totaling $35.8 million into 7,160,000 common shares ($5.00 per share). These common share equivalents are excluded from the diluted computation since their effect would be antidilutive.

Foreign Currency Translation

The financial statements of our foreign operations are stated in foreign currencies, referred to as the functional currency. Under SFAS No. 52, “Foreign Currency Translation” functional currency assets and liabilities are translated into the reporting currency, U.S. dollars, using period end rates of exchange and the related translation adjustments are recorded as a separate component of accumulated other comprehensive income. Functional statement of operations amounts expressed in functional currencies are translated using average exchange rates. Gains resulting from foreign currency transactions are recorded as foreign exchange gains in the unaudited interim consolidated condensed statement of operations.

The following exchange rates were used in the preparation of the unaudited interim consolidated condensed financial statements:

	For the Six Months Ended June 30, 2007 Average Rate	For the Six Months Ended June 30, 2006 Average Rate	For the Three Months Ended June 30, 2007 Average Rate	For the Three Months Ended June 30, 2006 Average Rate	As of June 30, 2007	As of December 31, 2006
New Zealand Dollar	0.7315	0.6581	0.7537	0.6512	0.7753	0.7143
Australian Dollar	0.8135	0.7412	0.8346	0.7393	0.8477	0.7933
Fiji Dollar	0.6170	0.5804	0.6284	0.5803	0.6349	0.6094
Papua New Guinea Kina	0.3409	0.3352	0.3423	0.3358	0.3446	0.3463
Vanuatu Vatu	0.0093	0.0091	0.0094	0.0092	0.0096	0.0092
Samoa Tala	0.3725	0.3715	0.3803	0.3706	0.3841	0.3622
Tonga Panga	0.4907	0.5007	0.4946	0.5026	0.5037	0.5035
Solomon Island Dollar	0.1325	0.1260	0.1335	0.1264	0.1347	0.1264

In addition, Latin Node transacts business using the Euro and the Guatemalan Quetzal. At June 30, 2007, the exchange rate for the Euro was $1.3767 and the exchange rate for the Quetzal was $0.3239. Results of operations and cash flows relating to Latin Node in these unaudited interim consolidated condensed financial statements were not significant.

Use of Estimates

The preparation of unaudited interim consolidated condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited interim consolidated condensed financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount of uncollectible accounts receivable, the amount to be paid for the settlement of liabilities of discontinued operations, accrued expenses, the amount of costs capitalized in connection with the wireless licenses, the amount allocated to contract rights, customer lists and goodwill in connection with the acquisitions along with the estimated useful lives for amortizable intangibles and property and equipment, and the value assigned to the warrants granted in connection with the various financing arrangements. Actual results could differ from those estimates.

Making estimates about revenue recognition and cost estimates on our production contracts requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect on the financial statements of a condition, situation or set of circumstances that existed at the date of the unaudited interim consolidated condensed financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results regarding estimates of our revenue and cost associated with long-term contracts could differ from our estimates.

Fair Values

We have determined the estimated fair value amounts presented in these unaudited interim consolidated condensed financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the unaudited interim consolidated condensed financial statements are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. We have based these fair value estimates on pertinent information available to us as of June 30, 2007. As of June 30, 2007, the carrying value of all financial instruments approximates fair value.

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

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides an option to report certain financial assets and liabilities at fair value primarily to reduce the complexity and level of volatility in the accounting for financial instruments resulting from measuring related financial assets and liabilities differently under existing U.S. GAAP. SFAS 159 is effective January 1, 2008. At this time, we do not anticipate SFAS 159 having a material impact on our financial statements.

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

Minority Interest

The minority interest in the Company’s unaudited interim consolidated condensed financial statements represents the allocable portion of the entities which are not 100% owned by Elandia. The following table shows the changes in minority interest for the six months ended June 30, 2007:

Minority Interest
Minority interest at January 1, 2007	$1,335,920
Allocable portion of year to date net income	514,895
Minority interest portion of sale/leaseback	64,350
Dividends paid	(761,839)
Foreign currency translation adjustment	(26,110)

Minority interest at June 30, 2007	$1,127,216

NOTE 5—Acquisitions

Latin Node, Inc. and Subsidiaries

Latin Node is a provider of advanced telecommunications services to customers located in or communicating with Central and South America using voice over Internet protocol, or VoIP, technology. On February 16, 2007, we entered into a Preferred Stock Purchase Agreement with Latin Node, a wholly-owned subsidiary of Retail Americas VoIP, LLC (“Retail”), a Delaware limited liability company, pursuant to which we agreed to purchase 8,000,000 shares of Series A Preferred Stock of Latin Node for an aggregate price of $22,280,427 (includes $716,677 of capitalized acquisition costs). The acquisition was subject to certain regulatory approvals, specifically approval from the Federal Communications Commission (“FCC”). The Series A Preferred Stock shall be convertible into Latin Node common shares, in whole or in part, at a conversion price of $2.50 per share which will ultimately represent 80% of the issued and outstanding shares of common stock of Latin Node. As holders of Series A Preferred Stock, we are entitled to elect two out of three directors of Latin Node.

Effective June 28, 2007, we consummated the transaction and acquired 8,000,000 shares of Series A Preferred Stock. The purchase price for the Series A Preferred Stock was $22,280,427 which was paid as follows: i) $20 million was satisfied by converting a $20 million note receivable from Latin Node at closing, ii) $1,563,750 in consideration was paid by issuing 375,000 shares of our common stock at a value of $4.17 per share, and iii) $716,677 of capitalized acquisition costs were paid in cash.

Pursuant to the terms of a Shareholders’ Agreement, Retail has the right to obligate Elandia to issue certain shares of common stock of Elandia to Retail in exchange for all (but not less than all) of the 2,000,000 shares of common stock of Latin Node held by Retail. If Retail exercises this right, Laurus may, but is not required to, require that Elandia issue shares of common stock of Elandia in exchange for those shares of common stock of Latin Node underlying Laurus’ warrant. The number of Elandia common shares to be issued to Retail and Laurus upon the exercise of the put right described above will be determined based on an independent appraisal of the value of Latin Node. In addition to the put right, Elandia has the right to obligate Retail to exchange all of the 2,000,000 shares of common stock of Latin Node held by Retail for shares of Elandia common stock. If Elandia exercises this call right, Laurus may, but is not required to, require that Elandia issue shares of common stock of Elandia in exchange for those shares of common stock of Latin Node underlying the warrant. As a result of these put and call rights and obligations the Company has consolidated 100% of Latin Node and has not recorded any minority interest due to the put and call feature contained within the Shareholder’s Agreement. We have recorded a long-term minority interest purchase obligation in the amount of $4,003,824 on our unaudited interim consolidated condensed balance sheet at June 30, 2007. This liability represents the present value of our estimated future cost of acquiring the remaining 20% of the issued and outstanding shares of common stock of Latin Node in June of 2009.

The acquisition of Latin Node was accounted for using the purchase method of accounting. Accordingly, the unaudited interim consolidated condensed financial statements include the results of operations of Latin Node for the two day period from June 29, 2007 through June 30, 2007. The allocation of the purchase price amounting to $22,280,427 includes $716,677 in acquisition related costs paid in cash by the Company. The Company intends to retain an independent appraiser to complete a valuation of the assets and liabilities acquired and a purchase price allocation in accordance with SFAS No. 141. In the interim, the Company has made a good faith estimate to allocate the purchase price of Latin Node. The Company has 12 months from the closing of the acquisition to finalize the formal valuations. As these valuations are finalized, they may impact the preliminary values assigned to the assets acquired and liabilities assumed, which may be material. Adjustments to the preliminary valuation will be recorded in the period finalized, which is expected to occur in the fourth quarter of 2007. The Company’s good faith purchase price allocation follows:

Total current assets	$12,262,618
Property and equipment	4,161,935
Telecommunications licenses	2,000,000
Goodwill	21,257,451
Other	1,469,329
Current liabilities	(14,093,224)
Long-term liabilities	(773,858)
Minority interest purchase price obligation	(4,003,824)

Total	$22,280,427

The following is the pro-forma unaudited consolidated condensed statement of operations giving effect to the Latin Node and Datec acquisitions as though the transactions had occurred on the first day of the respective periods. The pro-forma results for the three and six months ended June 30, 2007 and 2006 are not necessarily indicative of the results that would have occurred had the acquisitions been completed on the first day of the respective periods.

	Pro-Forma Results of Operations for the
	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Revenue	$49,158,641	$50,276,852	$94,324,277	$101,265,357
Cost of revenue	40,754,188	42,699,820	78,589,872	84,010,352
Operating expenses	2,654,285	2,910,437	5,684,230	5,868,777
General and administrative	7,464,618	4,455,891	13,646,058	9,331,435
Depreciation and amortization	1,198,403	1,779,770	2,619,137	3,368,145

Loss from continuing operations	(2,912,853)	(1,569,066)	(6,215,020)	(1,313,352)
Other expenses	(1,404,173)	(1,092,968)	(1,083,496)	(2,482,064)

Net loss from continuing operations	$(4,317,026)	$(2,662,034)	$(7,298,516)	$(3,795,416)

Loss from continuing operations per share	$(0.20)	$(0.12)	$(0.34)	$(0.18)

Weighted average shares outstanding	21,459,907	21,427,401	21,461,104	21,419,402

NOTE 6—Indebtedness

Laurus Master Fund, Ltd. Financing

On June 29, 2007, our 80% owned subsidiary, Latin Node consummated a $13.0 million debt financing transaction with Laurus. Pursuant to the terms of a Security Agreement and a Guaranty (the “Security Agreement”) executed in connection with this financing, Elandia provided an unsecured guarantee of all present and future obligations and liabilities of Latin Node to Laurus.

Laurus extended financing to Latin Node in the form of a $7.5 million Facility at an advance rate of up to 90% of Latin Node’s eligible accounts receivable. The Facility has a three year term and accrues interest at a rate equal to the Wall Street Journal Prime rate plus 2.5% per annum, subject to a floor of 10.0%. As of June 30, 2007, Latin Node had not borrowed any of the $7.5 million available.

In addition, Laurus extended financing to Latin Node in the form of a $5.5 million Secured Note secured by a first lien on all assets of Latin Node. The Secured Note has a three year term and accrues interest at a rate equal to the Wall Street Journal Prime rate plus 3.5% per annum, subject to a floor of 11.0%. As of June 30, 2007, the Wall Street Journal prime rate was 8.25%. Interest payments are due monthly over the term of the loan commencing immediately, while principal payments are due in 24 equal monthly installments beginning July 1, 2008. The terms of the Secured Note allow for optional redemption by paying 130% of the principal amount together with any accrued but unpaid interest. The Secured Note is convertible into common stock of Elandia at a price of $5.00 per share if converted within one year or convertible at a price of $5.75 per share if converted after one year. The Security Agreement is subject to a servicing fee amounting to 3.5% of the total investment amount of $13.0 million, which was paid to Laurus in advance.

In connection with the Security Agreement, Laurus was granted 533,158 warrants to purchase shares of common stock of Latin Node in an amount equal to 5.0% of Latin Node’s outstanding stock on a fully diluted basis. The warrants have a nominal exercise price. We valued the warrants issued to Laurus using the Black-Scholes pricing model thereby allocating a portion of the proceeds from the Secured Note to the warrants using the relative fair value of the debt and warrants to the actual proceeds from the Secured Note. The relative fair value of the warrant was $1,072,887 which we recorded as a discount to the Secured Note and a corresponding long-term warrant payable liability. This amount will be accreted to interest expense over the life of the Secured Note. During the three months ended June 30, 2007, $1,987 of the discount was accreted into interest expense. As of June 30, 2007, the carrying value of the Secured Note with a face value of $5,500,000 was $4,429,100.

The warrants were valued using the Black-Scholes pricing model at $2.49 each utilizing the following factors:

Warrant lives	10 years
Volatility	108%
Risk-free interest rate	5.029%
Exercise price	$0.01
Market price	$2.50

Latin Node’s financial advisory firm, CIMA Capital Partners, LLC (“CIMA”), was paid a fee of $231,250 by Latin Node from the proceeds of the Facility. Total costs incurred to secure and close the loan, including the fee to CIMA, amounted to $951,556. This amount has been recorded as deferred financing costs and is amortized into interest expense and other financing costs over the life of the debt of three years. During the three months ended June 30, 2007, we amortized $2,720 into interest expense and other financing costs.

Pursuant to a registration rights agreement entered into with Laurus, we agreed to register the sale of the shares of Elandia common stock issuable to Laurus upon conversion of the Secured Note. We agreed to file the registration statement within 90 days of written demand by Laurus, which demand cannot be made prior to December 30, 2007. In addition, Latin Node enter into a registration rights agreement with Laurus pursuant to which it agreed to register the sale of the shares of Latin Node common stock issuable to Laurus upon exercise of the warrant. Latin Node agreed to file its registration statement within 30 days of the date Latin Node files and/or is required to file reports with the SEC.

In addition, in consideration for facilitating the Security Agreement with Laurus, Stanford Group Company (“SGC”), an affiliate of the Company’s majority stockholder, was paid a fee of $220,000 by Elandia and granted warrants to purchase 30,000 shares of the Company’s common stock at $5.75 per share. The $220,000 fee, along with the value of the warrant, which amounted to $83,809, has been recorded as a deferred financing cost and is amortized into interest expense and other financing costs over the life of the debt of three years. During the three months ended June 30, 2007, we amortized $562 of the fee paid and the value of the warrant granted into interest expense and other financing costs. We have valued the warrants using the Black-Scholes pricing model.

The warrants were valued using the Black-Scholes pricing model at $2.79 each utilizing the following factors:

Warrant lives	7 years
Volatility	70%
Risk-free interest rate	4.684%
Exercise price	$5.00
Market price	$4.16

Pursuant to the terms of a Shareholders’ Agreement between Elandia, Latin Node and Retail, Retail has the right to obligate Elandia to issue certain shares of common stock of Elandia to Retail in exchange for all (but not less than all) of the 2,000,000 shares of common stock of Latin Node held by Retail. If Retail exercises this right, Laurus may, but is not required to, require that Elandia issue shares of common stock of Elandia in exchange for those shares of common stock of Latin Node underlying Laurus’ warrant. The number of Elandia common shares to be issued to Retail and Laurus upon the exercise of the put right described above will be determined based on an independent appraisal of the value of Latin Node. In addition to the put right, Elandia has the right to obligate Retail to exchange all of the 2,000,000 shares of common stock of Latin Node held by Retail for shares of Elandia common stock. If Elandia exercises this call right, Laurus may, but is not required to, require that Elandia issue shares of common stock of Elandia in exchange for those shares of common stock of Latin Node underlying the warrant. As a result of the put right and the call right, we have recorded additional goodwill and a long-term minority interest purchase price obligation in the amount of $4,003,824 on our unaudited interim consolidated condensed balance sheet at June 30, 2007. This amount represents the present value of our estimated future cost of acquiring the remaining 20% of the issued and outstanding shares of common stock of Latin Node in June of 2009.

The consummation of the Laurus funding and, in particular, the unsecured guaranty by Elandia of the Latin Node obligations, violates certain restrictions contained in the Continuing Guaranty Elandia executed in connection with the loan from ANZ Finance American Samoa, Inc. (“ANZ”) and gave rise to an event of default under the Loan Agreement with ANZ. Upon an occurrence of an event of default, ANZ may terminate the Loan Agreement and accelerate the loan. As of June 30, 2007, the amount outstanding to ANZ was $5,760,762. ANZ has verbally consented to the Laurus transaction and waived any event of default under the Loan Agreement. Management of Elandia is currently in the process of obtaining written confirmation of this consent and waiver. Since a formal written waiver of this event of default has not been received, $700,982 due to ANZ at June 30, 2007 has been reclassified as a current liability on our unaudited interim consolidated condensed balance sheet.

$25.3 Million Agreement—Related Party

On February 16, 2007, we entered into a Convertible Note Purchase Agreement (the “Purchase Agreement”) with Stanford International Bank Limited (“SIBL”), an affiliate of SVCH, pursuant to which we issued a Convertible Promissory Note in the amount of $25.3 million (the “Note”) and a warrant granting SIBL, and its assigns, the right to purchase up to 1,518,000 shares of common stock at $5.00 per share. The Note has a four year term, with all principal being due and payable at maturity, and bears interest at an annual rate of 10%, accruing from issuance and payable on the 24-month anniversary of the date of the Note and then quarterly thereafter. The Note will, at the option of SIBL, be convertible, in whole or in part, into shares of Series A Convertible Preferred Stock at an initial conversion price of $5.00 per share, at such time as we amend our Certificate of Incorporation to authorize the issuance of preferred stock. We are required to use the proceeds solely for the purposes of (i) providing bridge financing to Latin Node, and acquiring a controlling interest in Latin Node; (ii) refinancing the then outstanding indebtedness to SIBL in the amount of $3,300,000; and (iii) general working capital purposes. The Note is secured by the pledge of all of the shares of capital stock of Latin Node held by the Company at any time.

We valued the warrant issued to SIBL using the Black-Scholes pricing model thereby allocating a portion of the proceeds from the Note to the warrant using the relative fair value of the debt and warrant to the actual proceeds from the Note. The relative fair value of the warrant was $3,631,962 which we recorded as a discount to the Note. This amount will be accreted to interest expense over the life of the Note. From February 16, 2007 to June 30, 2007, $340,496 of the discount was accreted into interest expense, of which $226,998 was recorded during the three months ended June 30, 2007. As of June 30, 2007, the carrying value of the Note, with a face value of $25,300,000, was $22,008,534. As of June 30, 2007, we have accrued $1,040,773 of interest expense related to this Note, which includes interest previously accrued on the $3,300,000 loan.

In connection with facilitating the transaction, SGC, an affiliate of SIBL, was granted 200,000 warrants exercisable within 7 years with an exercise price of $5.00 per share. We have valued these warrants at $558,728 using the Black-Scholes pricing model. This amount has been recorded as deferred financing costs and is amortized into interest expense and other financing costs over the life of the debt of four years. From February 16, 2007 to June 30, 2007, we have amortized $52,381 into interest expense and other financing costs, of which $34,921 was recorded during the three months ended June 30, 2007.

The warrants were valued using the Black-Scholes pricing model at $2.79 each utilizing the following factors:

Warrant lives	7 years
Volatility	70%
Risk-free interest rate	4.684%
Exercise price	$5.00
Market price	$4.16

In addition to the warrants, we paid SGC a $2,000,000 fee, of which $1,400,000 was for facilitating the transaction. This amount has been recorded as deferred financing costs and is amortized into interest expense and other financing costs over the life of the debt of four years. From February 16, 2007 to June 30, 2007, we amortized $131,250 into interest expense and other financing costs, of which $87,500 was recorded during the three months ended June 30, 2007. The remaining $600,000 was recorded as a deferred acquisition cost in connection with the Latin Node acquisition.

We agreed to register the sale of the shares of common stock issuable upon exercise of the warrant and conversion of the Note and preferred stock pursuant to the terms of a Registration Rights Agreement entered into simultaneously with the Convertible Note Purchase Agreement. In the event that (i) the registration statement is not filed by us in a timely manner; or (ii) such registration statement is not maintained as effective for the period set forth in the Registration Rights Agreement, then we will issue to each of the holders as of the first day of such registration default and for every consecutive quarter in which such registration default is occurring, as liquidated damages, and not as a penalty, seven (7) year warrants exercisable at a price per share equal to the then applicable exercise price under the warrants to purchase an aggregate amount of shares of common stock (“Default Warrants”) equal to 10% of the amount of warrants initially issued to each holder until such corresponding registration default no longer exists; provided however, that the issuance of such Default Warrants shall not relieve us from our obligations to register the registrable securities.

$5.0 Million Agreement—Related Party

On June 25, 2007, we closed on a second Convertible Note Purchase Agreement (the “Second Purchase Agreement”) with SIBL, pursuant to which we issued a Convertible Promissory Note in the amount of $5.0 million (the “Second Note”) and a warrant granting SIBL, and its assigns, the right to purchase up to 300,000 shares of common stock at $5.00 per share. The Second Note has a four year term, with all principal being due and payable at maturity, and bears interest at an annual rate of 10%, accruing from issuance and payable on the 24-month anniversary of the date of the Second Note and then quarterly thereafter. The Second Note will, at the option of SIBL, be convertible, in whole or in part, into shares of Series A Convertible Preferred Stock at an initial conversion price of $5.00 per share, at such time as we amend our Certificate of Incorporation to authorize the issuance of preferred stock. We are required to use the proceeds solely for the funding of Latin Node. The Second Note is secured by the pledge of all of the shares of capital stock of Latin Node held by the Company at any time.

We valued the warrant issued to SIBL using the Black-Scholes pricing model thereby allocating a portion of the proceeds from the Second Note to the warrant using the relative fair value of the debt and warrant to the actual proceeds from the Second Note. The relative fair value of the warrant was $717,779 which we recorded as a discount to the Second Note. This amount will be accreted to interest expense over the life of the Second Note. During the three months ended June 30, 2007, $14,954 of the discount was accreted into interest expense. As of June 30, 2007, the carrying value of the Second Note with a face value of $5,000,000 was $4,297,175. As of June 30, 2007, we have accrued $14,954 of interest expense related to this note.

In connection with facilitating the transaction, SGC was granted 50,000 warrants exercisable within 7 years with an exercise price of $5.00 per share. We have valued these warrants at $139,682 using the Black-Scholes pricing model. This amount has been recorded as deferred financing costs and is amortized into interest expense and other financing costs over the life of the debt of four years. During the three months ended June 30, 2007, we have amortized $2,910 into interest expense and other financing costs.

The warrants were valued using the Black-Scholes pricing model at $2.79 each utilizing the following factors:

Warrant lives	7 years
Volatility	70%
Risk-free interest rate	4.684%
Exercise price	$5.00
Market price	$4.16

In addition to the warrants, we paid SGC a $500,000 fee for facilitating the transaction. This amount has been recorded as deferred financing costs and is amortized into interest expense and other financing costs over the life of the debt of four years. During the three months ended June 30, 2007, we amortized $10,417 into interest expense and other financing costs.

We agreed to register the sale of the shares of common stock issuable upon exercise of the warrant and conversion of the Second Note and preferred stock pursuant to the terms of a Registration Rights Agreement entered into simultaneously with the Convertible Note Purchase Agreement. In the event that (i) the registration statement is not filed by us in a timely manner; or (ii) such registration statement is not maintained as effective for the period set forth in the Registration Rights Agreement, then we will issue to each of the holders as of the first day of such registration default and for every consecutive quarter in which such registration default is occurring, as liquidated damages, and not as a penalty, seven (7) year warrants exercisable at a price per share equal to the then applicable exercise price under the warrants to purchase an aggregate amount of shares of common stock equal to 10% of the amount of warrants initially issued to each holder until such corresponding registration default no longer exists; provided however, that the issuance of such Default Warrants shall not relieve us from our obligations to register the registrable securities.

Summary of Outstanding Debt Obligations

The following table summarizes all of our outstanding debt obligations at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Network Services Limited is obligated under a capital lease obligation with monthly installments including interest of $390 at a rate of 10% which was paid in June 2007	$—	$1,895

Datec Samoa Limited is obligated under various capital lease agreements with monthly installments of $1,868 including interest at 14.50% per annum. The final payments are due on various dates through October 2008	18,969	34,127

Datec Fiji Limited is obligated under various capital lease agreements with monthly installments of $9,973 including interest ranging from 8% to 10% per annum. The final payments are due on various dates through February 2010	81,906	137,128

Datec Vanuatu is obligated under a loan agreement with monthly installments of $967 including interest at 13.50% per annum. The final payments are due during the first quarter of 2010	26,098	—

Pursuant to a Note Purchase Agreement, we secured a loan from an affiliate of our majority stockholder in the amount of $2,300,000 (increased to $3,300,000 on July 24, 2006). Interest payments are due and payable on a quarterly basis commencing on April 1, 2006. The loan bears interest at a rate of 8% and is payable on December 31, 2007 or upon the occurrence of an equity or debt financing in excess of $8,000,000. Such note was refinanced pursuant to the $25,300,000 Convertible Promissory Note discussed below	—	3,300,000

	June 30, 2007	December 31, 2006
AST is obligated under a Loan Agreement with ANZ Finance American Samoa, Inc. and ANZ America Samoa Bank (collectively, “ANZ”), for $5,800,000. Of this amount, $800,000 is in the form of a term loan and $5,000,000 is in the form of a revolving loan. The term loan bears interest at the rate of 1.25% above the Prime Rate, or the base rate on corporate loans posted by at least 75% of the United States’ 30 largest banks, commonly known as the U.S. Prime Rate of Interest as published from time to time in the Wall Street Journal. The revolving loan bears interest at the rate of 1.0% above the Prime Rate and is subject to certain financial covenants. Payments of principal and interest under the term loan in the amount of $10,940 are due on the first day of each month. The revolving loan is due on October 30, 2007 and the term loan is due on October 30, 2015. AST has pledged all of its assets to secure this obligation. The proceeds from the ANZ loan were used to repay the amounts due under AST’s previously outstanding line of credit with the Bank of Hawaii and for working capital. As of December 31, 2006, we were not in compliance with such covenants, however, a waiver was granted by ANZ on April 17, 2007. The consummation of the Laurus funding and, in particular, the guaranty by Elandia of the Latin Node obligations gave rise to an event of default with ANZ as of June 30, 2007. ANZ has verbally consented to the Laurus transaction and has waived any event of default under the Loan Agreement. Management is currently in the process of obtaining written confirmation of this consent and waiver. Since a formal written waiver of this event of default has not been received, $700,892 due to ANZ at June 30, 2007 has been reclassified as a current liability on our unaudited interim consolidated condensed balance sheet	5,760,762	4,840,416

Pursuant to a Convertible Note Purchase Agreement, on February 16, 2007 we issued a convertible promissory note with a face value of $25.3 million to an affiliate of our majority stockholder. The note has a 4 year term with all principal being due and payable at maturity. Interest accrues at an annual rate of 10% and is payable on the 24 month anniversary of the note and then quarterly thereafter	25,300,000	—

Pursuant to a Convertible Note Purchase Agreement, on June 25, 2007 we issued a convertible promissory note with a face value of $5.0 million to an affiliate of our majority stockholder. The note has a 4 year term with all principal being due and payable at maturity. Interest accrues at an annual rate of 10% and is payable on the 24 month anniversary of the note and then quarterly thereafter	5,000,000	—

	June 30, 2007	December 31, 2006
On June 29, 2007, our 80% owned subsidiary, Latin Node consumated a $13.0 million debt financing transaction with Laurus. Laurus extended financing to Latin Node in the form of a $7.5 million Facility based on accounts receivable. The Facility has a three year term and accrues interest at a rate equal to the Wall Street Journal Prime rate plus 2.5% per annum, subject to a floor of 10.0%. Latin Node has not borrowed any of the $7.5 million available under the Facility as of June 30, 2007. In addition, Laurus extended financing to Latin Node in the form of a $5.5 million Secured Note secured by a first lien on all assets of Latin Node. The Secured Note has a three year term and accrues interest at a rate equal to the Wall Street Journal Prime rate plus 3.5% per annum, subject to a floor of 11.0%. Principal payments of $229,167 are due in 24 equal monthly installments beginning June 29, 2008 and continuing through July 29, 2010	5,500,000	—

Latin Node is obligated under various capital lease agreements with monthly installments of up to $12,091 ($53,105 in the aggregate) including interest at rates ranging from 5.169% to 16.695% per annum. The final payments are due on various dates through June 2010	1,348,707	—

Latin Node is obligated under a note payable to Dimension Data, collateralized by equipment, payable in monthly installments of $1,746, including 12% interest. The note matures on September 15, 2008	27,680	—

Latin Node is obligated under a note payable to Cisco Systems Capital Corporation, collaterallized by equipment, payable in monthly installments of $25,000 plus interest at the prime rate plus 2%. The note matures on July 17, 2007 and is personally guaranteed by the President of Latin Node	50,000	—

Sub-Total	43,114,122	8,313,566
Unamortized discounts on notes payable	5,065,191	—

Total notes payable and capital lease obligations, net of unamortized discounts	38,048,931	8,313,566
Less: current portion of long-term debt and capital lease obligations	6,495,072	4,246,019

Long-Term Debt and Capital Lease Obligations	$31,553,859	$4,067,547

Maturities of notes payable and capital lease obligations are as follows:

For the Years Ending December 31,	Unrelated Party	Related Party	Total
2007	$6,256,682	$—	$6,256,682
2008	1,978,802	—	1,978,802
2009	3,097,505	—	3,097,505
2010	1,481,133	—	1,481,133
2011		30,300,000	30,300,000
Thereafter	—	—	—

Total	$12,814,122	$30,300,000	$43,114,122

The capital lease obligations are collateralized by underlying vehicles and equipment.

NOTE 7—Commitments and Contingencies

Bank Overdraft Facilities

As of June 30, 2007 and December 31, 2006, we had amounts overdrawn with various banks in the amount of $1,874,830 and $657,281, respectively. These amounts are included in accounts payable on the unaudited interim consolidated condensed balance sheets. All overdraft facilities with the exception of the overdraft facility at Datec PNG were repaid and cancelled during the first quarter of 2007. The remaining bank overdraft facility with a maximum borrowing availability of approximately $2,390,000 incurs interest at a rate of 6.70%. Datec PNG’s overdraft facility is a revolving facility with no fixed repayment date and is secured by the assets of Datec PNG.

Concentration of Credit Risk

In the normal course of business, we incurred credit risk from accounts receivable and transactions with financial institutions. We have a credit policy which is used to manage the risk. As part of this policy, limits on exposure with counterparties have been set and are monitored on a regular basis. Anticipated bad debt losses have been provided for in the allowance for doubtful accounts.

During the three and six months ended June 30, 2007 approximately 22% and 20%, respectively, of our cost of sales were purchased from one company. During the three and six months ended June 30, 2006 approximately 13% and 17%, respectively, of our cost of sales were purchased from one company.

Operating Lease Agreements

We lease certain cell towers, satellite and networking sites, office and warehouse space as well as machinery, vehicles, data processing and other equipment under lease agreements that expire at various dates through March 2019. Certain leases have renewal options at reduced rates and provisions requiring us to pay maintenance, property taxes and insurance. Generally, all rental payments are fixed. We are leasing office and retail facilities under lease agreements that expire at various dates through March 31, 2010. For the three and six months ended June 30, 2007 and 2006, the rent expense for all operating leases was $340,768 and $620,528, and $743,673 and $611,072, respectively. Future minimum commitments on the above agreements are as follows:

For the Years Ending December 31,	Related Party	Unrelated Party	Total
2007	$356,579	$489,836	$846,415
2008	648,242	417,847	1,066,089
2009	682,860	296,540	979,400
2010	173,936	211,850	385,786
2011	—	179,226	179,226
Thereafter	—	916,518	916,518

Total	$1,861,617	$2,511,817	$4,373,434

Employment Agreements

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

Effective February 7, 2007, we entered into an Employment Agreement with our Chief Operating Officer—Pacific Operations and Vice President. The employment agreement has an initial term of five years but will automatically be extended for successive two-year terms unless either party gives written notice no less than one hundred twenty days prior to the end of the term. The Chief Operating Officer’s initial base salary is $210,000 with the potential for an annual performance bonus in accordance with criteria set by our Board of Directors. In the event of a change in control, the Chief Operating Officer shall have the right to terminate his employment under the employment agreement by giving 30 days written notice at any time within one year of the change in control. In the event of such a termination, the Chief Operating Officer shall be entitled to severance in an amount equal to his annual base salary for twelve months. In addition, we will waive any lapse provisions of stock options or restricted stock grants made by us that have vested.

Effective April 23, 2007, we entered into an Employment Agreement with our General Counsel and Senior Vice President (“General Counsel”). The employment agreement has an initial term of one year and is renewable upon mutual agreement for subsequent one-year terms. The General Counsel’s initial base salary is $250,000 with the potential for an annual performance bonus in accordance with criteria set by our Board of Directors. In the event that a change in control of the Company shall occur at any time during the term of the employment agreement, under certain circumstances, the General Counsel shall be entitled to payment of salary for the remainder of term currently in effect.

The following table summarizes the employment agreements currently in effect with our key executives:

Position	Effective Date	Term	Base Annual Salary
Chief Financial Officer	July 1, 2005	5 years	$210,000
Chief Technology Officer (AST) (to be provided by Level Best, Inc., a related party)	January 31, 2006	3 years	$179,375
President (AST)	February 1, 2006	3 years	$179,375
Chief Executive Officer	August 28, 2006	4 years	$300,000
President of Business Development	January 1, 2007	5 years	$210,000
Chief Operating Officer — Pacific Operations	February 7, 2007	5 years	$210,000
General Counsel and Senior Vice President	April 23, 2007	1 year	$250,000

Foreign Operations

Our operations in various geographic regions expose us to risks inherent in doing business in each of the countries in which we transact business. Operations in countries other than the United States are subject to various risks peculiar to each country. With respect to any particular country, these risks may include:

•	Expropriation and nationalization of our assets or our customers in that country

•	Political and economic instability

•	Civil unrest, acts of terrorism, force majeure, war or other armed conflict

•	Natural disasters including those related to earthquakes, hurricanes, tsunamis and flooding

•	Inflation

•	Currency fluctuations, devaluations, conversion and expropriation restrictions

•	Confiscatory taxation or other adverse tax policies

•	Governmental activities that limit or disrupt markets, payments, or limit the movement of funds

•	Governmental activities that may result in the deprivation of contract rights

•	Trade restrictions and economic embargoes imposed by the United States and other countries

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

Foreign Currency

We did not enter into any forward exchange contracts during the six months ended June 30, 2007.

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

During 2003, Latin Node, our recently acquired 80% owned subsidiary, disputed certain billing transactions from a Colombian telecommunications provider. In September 2003, Latin Node filed a lawsuit against Citibank NA (“Citibank”) regarding a letter of credit (“LC”) in the amount of $350,000 held by Citibank in favor of the Colombian telecommunications provider. In addition, Latin Node filed a motion to prevent the payment of the LC and requested the release of the Certificate of Deposit held by Citibank. Latin Node has been attempting to negotiate a settlement with the Colombian telecommunications provider. As of June 30, 2007, the funds are still being held by Citibank. The Company has a reserve for this potential liability amounting to $350,000 on the unaudited interim consolidated condensed balance sheet. In addition, the Company has a Certificate of Deposit in the amount of $350,000 at Citibank as security for the LC. This amount is included in restricted cash on the unaudited interim consolidated condensed balance sheet. The final outcome may differ from this amount.

From time to time, we are involved in various other legal matters. At June 30, 2007, management does not believe that any pending matters (except as disclosed above) are material to the unaudited interim consolidated condensed financial statements.

NOTE 8—Uncertain Tax Positions

In July 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB 109 (“FIN 48”), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our unaudited interim consolidated condensed financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. We adopted FIN 48 on January 1, 2007. The impact of our reassessment of our tax positions in accordance with the requirements of FIN 48 did not have a material impact on our unaudited interim consolidated condensed financial statements.

We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes on our consolidated condensed statements of operations. Our classification of interest and penalties did not change as a result of adopting FIN 48.

There have not been any material changes in our liability for unrecognized tax benefits, including interest and penalties, during the six months ended June 30, 2007. We do not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

NOTE 9—Related Party Transactions

Latin Node, our 80% owned subsidiary, has a 50% interest in DSR Comunicaciones, S.A. (“DSR”), a telecommunications company located in Argentina. Such investment amounted to $348,014, at June 30, 2007. In addition, we have a $139,052 receivable from DSR at June 30, 2007, which is classified as Due from Affiliates on our unaudited interim consolidated condensed balance sheet.

On February 14, 2003, AST had entered into a management agreement with Level Best, Inc. (“LBI”). Under the terms of the agreement, LBI was to provide day to day management services to AST for a period of three years. Effective January 31, 2006, AST amended and restated its management agreement with LBI. Under the terms of the new agreement, LBI supplied us with our Chief Operating Officer until January 31, 2007 and is to supply us with our Chief Technology Officer until January 31, 2009. For the three and six months ended June 30, 2007 and 2006, management fees charged under this agreement amounted to $47,244 and $109,123, and $82,987 and $166,671, respectively.

During February 2003, AST entered into a consulting agreement with SVCH for a three-year term beginning April 1, 2003. Under the terms of the agreement, SVCH provided us with general business consulting services including strategic planning, expansion opportunities and financing matters. Consulting fees payable under this agreement were $40,000 per annum. This agreement was terminated during February 2006. For the six months ended June 30, 2006, such consulting fees amounted to approximately $6,600.

For the three and six months ended June 30, 2007 and 2006, AST paid $46,724 and $107,803, and $11,981 and $42,020 respectively, for lease payments and legal fees to related parties.

Effective January 4, 2007, we entered into an agreement with SGC, an affiliate of our majority stockholder, whereby SGC will serve as (i) our exclusive financial advisor in connection with possible merger, acquisition or other form of entity combination involving Elandia, and (ii) our exclusive placement agent in the proposed placement of our securities. As compensation for services to be provided, we agreed to pay SGC a non-refundable monthly retainer of $15,000 for the term of the engagement, as well as reimburse SGC for all reasonable out of pocket expenses. In addition, we agreed to pay SGC a placement fee equal to 7% of the gross proceeds of any equity placement and 4% of the gross proceeds of any debt placement (in either case, a “Placement Fee”), as well as warrants to purchase shares representing a percentage of the securities sold in connection with the placement: 5% in connection with an equity placement and 2.5% in connection with a debt placement. The warrants will range from five to seven years, will be exercisable at the exercise price or conversion price of the securities sold and will contain standard provisions regarding cashless exercise, anti-dilution and other customary terms. In connection with a business combination, we agreed to pay SGC an advisory fee equal to 3% of the consideration paid or received in connection with the business combination. During the six months ended June 30, 2007, in connection with the Laurus financing and the funding of the Latin Node acquisition, we paid SGC $2.72 million in cash, issued 250,000 warrants to purchase Elandia common stock at $5.00 per share, and issued 30,000 warrants to purchase Elandia common stock at $5.75 per share. We have valued these warrants using the Black-Scholes pricing model. This amount has been recorded as deferred financing costs and is amortized into interest expense and other financing costs over the life of the debt of four years.

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

On February 16, 2007, we entered into a Convertible Note Purchase Agreement with SIBL pursuant to which we issued a Convertible Note Promissory Note in the amount of $25.3 million and a warrant to purchase shares of our common stock. Purchase Agreement. On June 25, 2007, we closed on a second Convertible Note Purchase Agreement with SIBL pursuant to which we issued a Convertible Note Promissory Note in the amount of $5.0 million and a warrant to purchase shares of our common stock.

During the three months ended June 30, 2007, we paid $90,000 to a director for services rendered for his extensive business experience and professional relationships in Fiji and other Pacific Island Nations. We have in the past and may again in the future engage this director on a consulting basis to assist with special projects.

During June 2007, we issued 54,001 shares of common stock pursuant to a stock purchase agreement between us and the Chief Financial Officer dated July 29, 2005. Accordingly, we recorded a charge for non-cash compensation expense amounting to $225,185 based on the fair market value at the date of issuance.

NOTE 10—Segment Information

We operate and manage our operations based on the following segments:

•	Papua New Guinea;
•	Fiji and other Pacific Island nations;
•	The Samoas;
•	Central and South America; and
•	North America, including the Caribbean.

Below is a summary of the results by segment for the three months ended June 30, 2007:

	Papua New Guinea	Fiji and Other Pacific Island Nations	Samoas	Central and South America**	North America	Total
Revenues	$9,230,490	$2,616,251	$2,663,842	$730,049	$—	$15,240,632
Minority interest in net income of subsidiaries	(300,707)	—	—	—	—	(298,520)
Net income (loss)	168,176	(383,512)	238,842	(8,746)	(1,958,815)	(1,944,056)
Depreciation and amortization	335,869	97,207	270,510	1,099	2,373	707,058
Amortization of intangible assets	258,420	79,333	107,014	—	—	444,767
Net interest expense	(54,320)	(57,995)	(66,641)	(3,246)	(475,395)	(657,597)
Identifiable assets	22,884,404	7,071,731	11,185,870	43,982,094	5,689,991	90,814,090

Below is a summary of the results by segment for the six months ended June 30, 2007:

	Papua New Guinea	Fiji and Other Pacific Island Nations	Samoas	Central and South America**	North America		Total
Revenues	$17,211,383	$5,293,341	$5,607,524	$730,049	$—		$28,842,297
Minority interest in net income of subsidiaries	(514,895)	—	—	—	—		(512,709)
Net income (loss)	123,946	(418,939)	627,324	(8,746)	(2,003,746	)*	(1,680,161)
Depreciation and amortization	631,196	183,425	535,638	1,099	8,949		1,360,307
Amortization of intangible assets	516,840	158,666	214,028	—	—		889,534
Net interest expense	(55,903)	(140,967)	(146,924)	(3,246)	(937,144)		(1,284,184)
Identifiable assets	22,884,404	7,071,731	11,185,870	43,982,094	5,689,991		90,814,090

*	Includes the gain on sale of a telecommunications license held for sale of $1,842,875.
**	Represents results of operations for the two days from June 29, 2007 to June 30, 2007.

Below is a summary of the results by segment for the three months ended June 30, 2006:

	Papua New Guinea	Fiji and Other Pacific Island Nations	Samoas	North America	Total
Revenues	$7,840,350	$2,453,056	$1,937,214	$—	$12,230,620
Minority interest in net income of subsidiaries	328,407	—	—	—	328,407
Net income (loss)	32,426	(423,865)	(319,648)	(940,689)	(1,651,776)
Depreciation and amortization	268,784	86,544	240,666	11,780	607,674
Amortization of intangible assets	297,769	216,548	105,426	—	619,743
Net interest expense	1,712	(52,730)	(60,649)	(38,775)	(150,442)
Identifiable assets	18,291,992	11,412,052	10,943,517	2,610,177	43,257,738

Below is a summary of the results by segment for the six months ended June 30, 2006:

	***Papua New Guinea	***Fiji and Other Pacific Island Nations	Samoas	North America	Total
Revenues	$12,364,088	$4,088,072	$3,882,668	$—	$20,334,828
Minority interest in net income of subsidiaries	552,208	—	—	—	552,208
Net income (loss)	56,057	(777,363)	(361,930)	(1,826,836)	(2,910,072)
Depreciation and amortization	439,294	142,142	477,932	21,189	1,080,557
Amortization of intangible assets	496,283	360,913	175,708	—	1,032,904
Net interest expense	1,369	(83,924)	(108,503)	(180,269)	(371,327)
Identifiable assets	18,291,992	11,412,052	10,943,517	2,610,177	43,257,738

***	Represents results of operations from February 1, 2006 to June 30, 2006.

NOTE 11—Subsequent Events

In July 2007, the Company entered into a Purchase Agreement with Digicel, Inc. for the sale of its wireless telecommunications license for the U.S. Virgin Islands. The negotiated sales price is $1,300,000 and is payable in cash upon closing. Closing of the transaction is subject to, among other things, approval of the FCC. If FCC approval is obtained and all other conditions to closing are satisfied, management anticipates that this transaction would be consummated in the fourth quarter of 2007.

In July 2007, the Board of Directors authorized the creation of 35 million shares of Preferred Stock, of which a portion will be designated Series A Convertible Preferred Stock, pursuant to our agreement with SIBL. The effectiveness of this action is currently pending stockholder approval.

In July 2007, the Board of Directors authorized the creation of the 2007 Stock Option and Incentive Plan, which authorizes the issuance of equity grants of up to 2,606,700 shares to certain key employees. The effectiveness of this action is currently pending stockholder approval.

In August 2007, the Chief Executive Officer of Latin Node was granted an option to purchase 130,000 shares of Latin Node common stock at an exercise price of $2.00 per share. The options are exercisable for a period of 4 years.

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

On February 1, 2006, we consummated a plan of arrangement under the laws of New Brunswick, Canada, whereby we acquired the operating subsidiaries of Datec Group, Ltd. (“Datec”). This acquisition has been accounted for as a purchase business combination. As a result, our unaudited interim consolidated condensed financial statements included elsewhere within this report include the operations of Datec for the three and six months ended June 30, 2007 and for the period from February 1, 2006, the effective date of the acquisition, through June 30, 2006. However, for purposes of comparison, the discussion below includes the financial information of Datec (on a pro-forma basis) as if the acquisition had been completed on January 1, 2006. The information which has been presented on a consolidated basis is not necessarily indicative of the financial position of our company had the acquisition of the Datec operating subsidiaries occurred at the beginning of each period or the financial results of our company as they may be in the future.

Effective June 28, 2007, we consummated a Preferred Stock Purchase Agreement whereby we acquired securities representing 80% of the issued and outstanding securities of Latin Node. This acquisition has been accounted for as a purchase. As a result, our unaudited interim consolidated condensed financial statements included elsewhere within this report include the operations of Latin Node effective June 28, 2007 and June 30, 2007. Latin Node is a provider of advanced telecommunications services to customers located in or communicating with Central and South America using voice over Internet protocol, or VoIP, technology.

Effective June 28, 2007, we consummated the transaction and acquired 8,000,000 shares of Series A Preferred Stock. The purchase price for the Series A Preferred Stock was $22,280,427 which was paid as follows: i) $20 million was satisfied by converting a $20 million note receivable from Latin Node at closing, ii) $1,563,750 in consideration was paid by issuing 375,000 shares of our common stock at a value of $4.17 per share, and iii) $716,677 of capitalized acquisition costs were paid in cash.

Overview

Through our subsidiaries, we provide telecommunications services and information technology (“IT”) solutions and services. We offer a wide range of telecommunications services, technology products, Internet access services, professional services and other solutions in locations which we believe represent underserved geographic markets including American Samoa, Papua New Guinea, Fiji and Other Pacific Island Nations, and Central and South America regions. The products and services we offer in each of the geographic areas we serve varies depending on the infrastructure, existing telecommunication systems and the local economy and other needs of the region.

We generate revenue from the sale of telecommunications services including advanced telecommunication services, such as wholesale and retail long-distance services (including the use of VoIP, wireless coverage and internet access and data delivery services. To a lesser extent, we generate reverse toll fees by providing other wireless service providers with the ability to use our network to terminate calls into the regions we serve that the other wireless service providers do not otherwise serve. We also generate revenue from the sale of technology products, such as various hardware and related peripheral products, and software solutions including Microsoft products, database applications, accounting applications and other system applications. In addition, we provide professional services to assist our customers with implementation of customized business solutions and ongoing support and maintenance.

We conduct business operations through operating subsidiaries in five geographic segments, as follows:

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

•

Latin Node, based in Miami, Florida, along with its subsidiaries based in Colombia, Guatemala, Honduras, Nicaragua, France and Germany, conducts business throughout South and Central America and in selected portions of Europe; and

•	Our parent company, Elandia, and another of its wholly-owned subsidiaries, Elandia Technologies, Inc., perform administrative functions, but do not presently conduct revenue generating operations.

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

Critical Accounting Policies and Estimates

Use of Estimates

Except as discussed above regarding the acquisition of Datec, our discussion and analysis of financial condition and results of operations are based upon our unaudited interim consolidated condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of unaudited interim consolidated condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited interim consolidated condensed financial statements and accompanying notes. Such estimates and assumptions impact, among other things: the amount of uncollectible accounts receivable, the amount to be paid for the settlement of liabilities of discontinued operations, the amount to be paid for tax liabilities, accrued expenses, the amount of costs capitalized in connection with the wireless licenses, the amount allocated to contract rights, customer lists and goodwill in connection with the acquisitions along with the estimated useful lives for amortizable intangibles and property and equipment, and the value assigned to the warrants granted in connection with the financing via the convertible promissory note from SIBL, an affiliate of our major stockholder. Due to the inherent uncertainty involved in making those estimates, actual results could differ from those estimates.

Making estimates about revenue recognition and cost estimates on our production contracts requires management to make significant judgement. It is at least reasonably possible that the estimate of the effect on the financial statement of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results regarding estimates of our revenue and cost associated with long-term contracts could differ materially from our estimates.

Accounting Policies

In July 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB 109 (“FIN 48”), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our consolidated condensed financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. We adopted FIN 48 on January 1, 2007. For transition purposes, we adopted FIN 48 as a change in accounting principle through a cumulative-effect adjustment to retained earnings. The impact of our reassessment of our tax positions in accordance with the requirements of FIN 48 was immaterial to our unaudited interim consolidated condensed financial statements.

Other than FIN 48 described above, during six months ended June 30, 2007, there were no material changes in Critical Accounting Policies and Estimates from those reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2006.

Results of Operations, Papua New Guinea

Comparison of Three Months Ended June 30, 2007 to Three Months Ended June 30, 2006

The following table sets forth, for the periods indicated, unaudited interim consolidated condensed statements of operations information and information from our unaudited interim consolidated condensed statements of operations expressed as a percentage of revenue.

	Three Months Ended June 30,
	2007		2006
	Dollars	% of Revenue	Dollars	% of Revenue
Revenue	$9,230,490	100.0%	$7,840,350	100.0%
Cost of Revenue	5,199,487	56.3	4,500,500	57.4
Expenses	3,049,008	33.0	2,626,509	33.5
Amortization of Intangibles	258,420	2.8	297,710	3.8

Operating Income	723,575	7.8	415,631	5.3
Other Income	85,794	0.9	199,171	2.5

Income Before Income Tax	809,369	8.8	614,802	7.8
Income Tax Expense	(340,484)	(3.7)	(253,969)	(3.2)
Minority Interest	(300,707)	(3.3)	(328,407)	(4.2)

Net Income	$168,178	1.8%	$32,426	0.4%

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

	Three Months Ended June 30,
	2007	2006	Change $	Change %
Revenue:
Product sales	$5,660,266	$5,194,052	$466,214	9.0%
IT solutions	1,750,402	1,286,056	464,346	36.1
Data delivery	1,819,822	1,360,242	459,580	33.8

Total	$9,230,490	$7,840,350	$1,390,140	17.7%

We attribute the increase in product sales revenue primarily to increased sales of low-end servers, PCs, peripherals and consumable products both in the retail and corporate sectors, coupled with a major sale of a large Bank server solution in June 2007. We anticipate continued strong sales in low-end servers, PCs and related hardware. In the second quarter of 2007 we have seen an improvement in the margin derived from product sales as compared to the first quarter of 2007 results. This has been predominantly a result of closer management of exchange rate movements and successful marketing and product positioning against the competition.

We attribute the increase in revenue from IT solutions to a significant increase in the level of activity in our software analysis and development division, coupled with an improvement in the revenue derived from maintenance agreements in the office automation division.

We attribute the increase in data delivery revenue to a continued increase in the volume of data utilized by our ISP customers. Customers are charged on a data usage model and any increase in data volume correlates to an increase in revenue. We anticipate that we will continue to achieve growth in the revenue derived from the ISP operation. Also contributing to the increase in data delivery revenue was an increase in ISP revenue resulting from the addition of two new corporate customers.

	Three Months Ended June 30,		Change
	2007	2006	Amount	Percent
Costs and Expenses:
Cost of revenue — product sales	$4,618,059	$4,125,127	$492,932	11.9%
Cost of revenue — data delivery	581,428	375,373	206,055	54.9
Operating expenses	1,358,490	1,246,494	111,996	9.0
General and administrative	1,354,649	1,111,231	243,418	21.9
Depreciation	335,869	268,784	67,085	25.0
Amortization	258,420	297,710	(39,290)	(13.2)

Total	$8,506,915	$7,424,719	$1,082,196	14.6%

Cost of revenue for product sales increased at a slightly faster rate than the increase in product sales revenue due to the competitive price pressure for product at the beginning of the period. In the later months of the second quarter of 2007 we saw an improvement in the level of margin achieved due to exchange rate management and product positioning.

Cost of revenue for data delivery increased at a faster rate than revenue as a result of investments made to incorporate new compression technology in the ISP infrastructure and costs incurred in connection with the addition of two new corporate customers.

Operating expenses increased $111,996, although as a percentage of revenue, operating expenses were 14.7% for the three months ended June 30, 2007, which is down from 15.9% for the same period last year. The increase in expenses can be primarily attributed to an increase in the provisions made for stock obsolescence and an increase in advertising and marketing expenses.

General and administrative costs increased $243,418. This increase can be attributed to higher management expenses, repairs and maintenance costs, a higher provision for bad debts and general increases in other operating costs such as utilities and telecommunications.

Depreciation increased as a result of an increase in automated teller machines purchased in March and April of 2007, the procurement of network facilities for a major customer in March and the introduction of new technology to the ISP in April and June of 2007, additional deployment of network facilities for a major customer and upgrade to the ISP infrastructure. Amortization decreased as a result of the fourth quarter 2006 revalution of the intangible assets acquired in connection with the purchases of AST and Datec in the first quarter of 2006.

Increased revenue in all areas, combined with lower general and administrative expenses and lower amortization costs, resulted in net income of $168,178 for the three months ended June 30, 2007 compared to net income of $32,426 for the same period last year.

Comparison of Six Months Ended June 30, 2007 to Six Months Ended June 30, 2006

The following table sets forth, for the periods indicated, unaudited interim consolidated condensed statements of operations information and information from our unaudited interim consolidated condensed statements of operations expressed as a percentage of revenue.

	Six Months Ended June 30,
	2007		2006
	Dollars	% of Revenue	Dollars	% of Revenue
Revenue	$17,211,383	100.0%	$14,038,267	100.0%
Cost of Revenue	9,979,188	58.0	7,768,527	55.3
Expenses	5,798,810	33.7	5,015,476	35.7
Amortization of Intangibles	516,840	3.0	496,283	3.5

Operating Income	916,545	5.3	757,981	5.4
Other Income	218,791	1.3	409,688	2.9

Income Before Income Tax	1,135,336	6.6	1,167,669	8.3
Income Tax Expense	(496,495)	(2.9)	(460,576)	(3.3)
Minority Interest	(514,895)	(3.0)	(601,623)	(4.3)

Net Income	$123,946	0.7%	$105,470	0.8%

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

	Six Months Ended June 30,
	2007	2006	Change $	Change %
Revenue:
Product sales	$10,610,820	$8,912,144	$1,698,676	19.1%
IT solutions	3,097,835	2,436,479	661,356	27.1
Data delivery	3,502,728	2,689,644	813,084	30.2

Total	$17,211,383	$14,038,267	$3,173,116	22.6%

We attribute the increase in product sales revenue primarily to increased sales of low-end servers, PCs, peripherals and consumable products both in the retail and corporate sectors coupled with a major sale of a large Bank server solution in June of 2007. We anticipate continued strong sales in low-end servers, PCs and related hardware. We have experienced an increase in the product sales revenue, we have also seen an erosion in the margin achieved on these sales. This was predominantly a result of aggressive pricing strategies adopted by our main competition in an effort to gain market share by targeting a number of our key customers. Management has been successful in countering this strategy and has managed to maintain, if not improve, our market share, however in the earlier part of the year it was done at the expense of margin. We have seen an improvement in the margin derived from product sales in the latter part of the second quarter as a result of the market adjustment in pricing, to more sustainable levels. It is anticipated that the competition will continue to take an aggressive approach and management will be required to monitor the market carefully while at the same time seek ways to ensure that margins are maximized.

We attribute the increase in revenue from IT solutions to a significant increase in the level of activity in our software analysis and development division, coupled with an improvement in the revenue derived from maintenance agreements in the office automation division.

We attribute the increase in data delivery revenue to a continued increase in the volume of data utilized by our ISP customers. Customers are charged on a data usage model and any increase in data volume correlates to an increase in revenue. We anticipate that we will continue to achieve growth in the revenue derived from the ISP operation. Also contributing to the increase in data delivery revenue was an increase in ISP revenue resulting from the addition of two new corporate customers.

	Six Months Ended June 30,
	2007	2006	Change $	Change %
Costs and Expenses:
Cost of revenue — product sales	$8,867,859	$7,087,627	$1,780,232	25.1%
Cost of revenue — data delivery	1,111,329	680,900	430,429	63.2
Operating expenses	2,701,219	2,382,056	319,163	13.4
General and administrative	2,466,395	2,110,256	356,139	16.9
Depreciation	631,196	523,164	108,032	20.6
Amortization	516,840	496,283	20,557	4.1

Total	$16,294,838	$13,280,286	$3,014,552	22.7%

Cost of revenue for product sales increased at a slightly faster rate than the increase in sales due to the competitive price pressure for product at the beginning of the year. Although we do expect to see a continuation of strong competition which will keep pressure on margins, we have seen some success in our competitive strategy and have seen an improvement in the level of margin achieved in the latter part of the second quarter of 2007.

Cost of revenue for data delivery increased at a faster rate than revenue as a result of investments made to incorporate new compression technology in the ISP infrastructure and costs incurred in connection with the addition of two new corporate customers.

Operating expenses increased $319,163, although as a percentage of revenue, operating expenses were 15.7% for the six months ended June 30, 2007, which is down from 17.0% for the same period last year. The increase in expenses can be primarily attributed to an increase in the provisions made for stock obsolescence and an increase in advertising and marketing exercises.

The increase in general and administrative expenses can be attributed to higher management expenses, repairs and maintenance costs, a higher provision for bad debts and general increases in other operating costs such at utilities and telecommunications.

Depreciation increased as a result of an increase in ATM’s purchased in March and April, the procurement of network facilities for a major customer in March and the introduction of new technology to the ISP in April and June of 2007. Amortization increased as a result of the fourth quarter 2006 revalution of the intangible assets acquired in connection with the purchases of AST and Datec in the first quarter of 2006.

Increased data delivery margins, increased product sales and an increase in the revenue derived from IT solutions, resulted in net income of $123,946 for the six months ended June 30, 2007 compared to net income of $105,470 for the same period last year.

Performance Measures

In managing our operations and assessing our financial performance in Papua New Guinea, management supplements the information provided by financial statement measures with several customer–focused performance metrics that are internally used to manage our business. The following table contains the key operating data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue per employee	$37,370	$33,701	$69,682	$60,772
Stable revenue	100.1%	80.2%	96.3%	87.6%
Total PC revenue	$1,035,288	$772,961	$2,106,311	$1,383,604
Total server revenue	$750,042	$76,137	$818,909	$308,003
Total PC & server revenue as a percentage of total product revenue	32%	16%	28%	19%

As a result of revenue growth while maintaining consistent headcount levels, we continue to see improvement in the revenue per employee figures. Management will continue to evaluate staff and take the necessary steps to maintain this positive trend in our efficiency and revenue per employee. Stable revenue continues to improve due to the proportionately greater revenue growth rates for data delivery and IT solutions as compared with product sales.

Total PC revenue increased 52.2% for the six months ended June 30, 2007 over the same period last year. Average total sales value increased due to successful strategies in advertising and targeting corporate clients; however, margins on these products remain under pressure. In an attempt to compensate for the lower margins, we use the sales of PCs to generate opportunities to sell service contracts and peripheral products.

The 165.9% growth rate for servers during the six months ended June 30, 2007 compared with the same period last year was primarily a result of several high-end Intel Server sales completed during the six months ended June 30, 2007. There were no comparable sales during the six months ended June 30, 2006. Given the decreasing frequency of sales of high-end servers , and as functionality and performance of the lower cost servers continues to increase, we expect our average sale amount to decline.

Results of Operations, Fiji and Other Pacific Island Nations

Comparison of Three Months Ended June 30, 2007 to Three Months Ended June 30, 2006

The following table sets forth, for the periods indicated, unaudited interim consolidated condensed statements of operations information and information from our unaudited interim consolidated condensed statements of operations expressed as a percentage of revenue.

	Three Months Ended June 30,
	2007		2006
	Dollars	% of Revenue	Dollars	% of Revenue
Revenue	$2,616,252	100.0%	$2,453,056	100.0%
Cost of Revenue	1,360,196	52.0	990,963	40.4
Expenses	1,477,717	56.5	1,527,049	62.3
Amortization of Intangibles	79,333	3.0	216,548	8.8

Operating loss	(300,995)	(11.5)	(281,504)	(11.5)
Other (Expense) Income	(76,834)	2.9	4,340	(0.2)

Loss Before Income Tax	(377,829)	(14.4)	(277,164)	(11.3)
Income Tax Expense	(5,683)	(0.2)	(146,701)	(6.0)

Net Loss	$(383,512)	(14.7)%	$(423,865)	(17.3)%

In this operating segment, we derive revenue from product sales and IT solutions. We do not currently provide ISP and data network infrastructure to customers in Fiji and other Pacific Island Nations

	Three Months Ended June 30,
	2007	2006	Change $	Change %
Product sales	$1,486,285	$1,228,716	$257,569	21.0%
IT solutions	1,129,967	1,224,340	(94,373)	(7.7)%

Total	$2,616,252	$2,453,056	$163,196	6.7%

During the second quarter of 2007, we made a significant one-time sale to the Fiji government. Excluding the effects of that sale, revenue from product sales for the three months ended June 30, 2007 was consistent with revenue from product sales for the same period last year.

Management has implemented several changes in the Fijian operations that have resulted in higher productivity. Gains in Fiji began to materialize during the second quarter as a result of our efforts, however, these gains were offset by a decrease in revenue generated from a software development company customer in New Zealand.

	Three Months Ended June 30,
	2007	2006	Change $	Change %
Costs and Expenses:
Cost of revenue — product sales	$1,233,661	$922,902	$310,759	33.7%
Cost of revenue — IT solutions	126,535	68,061	58,474	85.9
Operating expenses	816,659	723,631	93,028	12.9
General and administrative	563,852	716,874	(153,022)	(21.3)
Depreciation	97,207	86,544	10,663	12.3
Amortization	79,333	216,548	(137,215)	(63.4)

Total	$2,917,247	$2,734,560	$182,687	6.7%

Cost of revenue for product sales increased at a slightly faster rate than the increase in product sales revenue due to the continued competitive price pressure for product. Although we do expect to see a continuation of strong competition which will keep pressure on margins, we are attempting to compensate with other initiatives, such as shifting our focus to the provision of services which generally result in higher margins.

The cost of providing IT solutions increased during the three months ended June 30, 2007 compared to the same period last year was the result of a sharp increase in the volume of spare parts usage associated with our customer services division.

The increase in operating costs for the three months ended June 2007 compared to the same period last year is attributable to the contract employees for the major software upgrade project provided by our Queensland operation. That project was completed in May of 2007, so expenses are expected to return to previous levels in the second half of 2007.

The decrease in general and administration expenses for the three months ended June 2007 compared to the same period last year are attributable to savings resulting from a restructuring of management in the first part of 2007.

Depreciation expense increased as a result of equipment purchased connected to the operational changes recently implemented by management. Amortization decreased as a result of the fourth quarter 2006 revalution of the intangible assets acquired in connection with the purchases of AST and Datec in the first quarter of 2006.

The net loss of $383,512 for the three months ended June 30, 2007 was slightly better than the net loss experienced for the same period last year. Higher operating expenses incurred in connection with the strategic shift to the provision of IT solutions were offset by the reduction or elimination of certain minor general and administrative expenses. Management is currently implementing a number of strategic changes to the premises and operational structure of the Samoa, Vanuatu and Solomon Islands operations in an effort to improve the fiscal performance and general profile of these business units. The benefits of these changes will start to be seen in the last quarter of 2007.

Comparison of Six Months Ended June 30, 2007 to Six Months Ended June 30, 2006

The following table sets forth, for the periods indicated, unaudited interim consolidated condensed statements of operations information and information from our unaudited interim consolidated condensed statements of operations expressed as a percentage of revenue.

	Six Months Ended June 30,
	2007		2006
	Dollars	% of Revenue	Dollars	% of Revenue
Revenue	$5,293,341	100.0%	$5,133,761	100.0%
Cost of Revenue	2,269,719	42.9	2,343,860	45.7
Expenses	3,141,384	59.3	3,070,836	59.8
Amortization of Intangibles	158,666	3.0	360,913	7.0

Operating Loss	(276,428)	(5.2)	(641,848)	(12.5)
Other (Expense) Income	(153,885)	(2.9)	54,035	1.1

Loss Before Income Tax	(430,313)	(8.1)	(587,813)	(11.4)
Income Tax Benefit (Expense)	11,375	0.2	(141,131)	(2.7)

Net Loss	$(418,938)	(7.9)%	$(728,944)	(14.2)%

In this operating segment, we derive revenue from product sales and IT solutions. We do not currently provide ISP and data network infrastructure to customers in Fiji and other Pacific Island Nations.

	Six Months Ended June 30,
	2007	2006	Change $	Change %
Product sales	$2,557,538	$2,762,871	$(205,333)	(7.4)%
IT solutions	2,735,803	2,370,890	364,913	15.4%

Total	$5,293,341	$5,133,761	$159,580	3.1%

The decrease in product sales results from a strategic shift by us from product sales to IT solutions which provide us with greater margins.

The increase in IT solutions was a result of revenue attributable to a major software upgrade project provided by our Queensland operation. That project was successfully completed in May 2007.

	Six Months Ended June 30,
	2007	2006	Change $	Change %
Costs and Expenses:
Cost of revenue — product sales	$2,040,468	$2,051,146	$(10,678)	(0.5)%
Cost of revenue — IT solutions	229,251	292,714	(63,463)	(21.7)
Operating expenses	1,666,473	1,433,566	232,907	16.2
General and administrative	1,291,487	1,466,338	(174,851)	(11.9)
Depreciation	183,425	170,932	12,493	7.3
Amortization	158,666	360,913	(202,247)	(56.0)

Total	$5,569,770	$5,775,609	$(205,839)	(3.6)%

The cost of product sales for the six months ended June 30, 2007 remained relatively consistent with the amount of expense in the same period last year despite a decrease in revenue over the same periods. This pressure on margins is expected to continue and is a primary reason for the strategic adjustment to focus on IT solutions rather than product sales as IT solutions generally return higher margins.

The cost of providing IT solutions decreased during the six months ended June 30, 2007 compared to the same period last year as a result of the elimination of certain contracted professional services staff in Australia.

The increase in operating costs for the six months ended June 30, 2007 compared to the same period last year is attributable to the contract employees for the major software upgrade project provided by our Queensland operation. That project was completed in May of 2007, so expenses are expected to return to previous levels in the second half of 2007.

The decrease in general and administration expenses for the six months ended June 30, 2007 compared to the same period last year are attributable to savings resulting from a restructuring of management in the first part of 2007.

Depreciation increased as a result of a motor vehicle replacement plan which will continue into the third quarter of 2007. Amortization decreased as a result of the fourth quarter 2006 revalution of the intangible assets acquired in connection with the purchases of AST and Datec in the first quarter of 2006.

The net loss of $418,939 for the six months ended June 30, 2007 is significantly better than the net loss experienced for the same period last year. Higher operating expenses incurred in connection with the strategic shift to the provision of IT solutions were offset by higher overall gross margins and the reduction or elimination of certain minor general and administrative expenses. Management is currently implementing a number of strategic changes to the premises and operational structure of the Samoa, Vanuatu and Solomon Islands operations in an effort to improve the fiscal performance and general profile of these business units. The benefits of these changes will start to be seen in the last quarter of 2007.

Performance Measures

In managing our operations and assessing our financial performance in Fiji and the other Pacific Island Nations, management supplements the information provided by financial statement measures with several customer–focused performance metrics that are internally used to manage our business. The following table shows metric information for the periods indicated.

	Three Months Ended June 30,	Six Months Ended June 30,
	2007	2006	2007	2006
Revenue per employee	$14,616	$13,840	$29,572	$28,985
Stable revenue	70%	77%	81%	68%
Total PC revenue	$173,804	$497,775	$477,810	$785,150
Total server revenue	$74,653	$115,830	$219,693	$664,063
Total PC & server revenue as a percentage of total product revenue	17%	50%	28%	52%

Revenue per employee has grown slightly in 2007 compared to 2006, mainly due to the modest growth in revenue.

Stable revenue, although down in the second quarter of 2007 compared to the second quarter of 2006, is higher for the six months ended June 30, 2007 compared to the same period last year. This is consistent with the strategic adjustment toward the provision of IT solutions and the higher revenues experienced in that division during the six months ended June 30, 2007 compared to the same period last year. Revenue from IT solutions provided 51.7% of the toal revenue for the six months ended June 30, 2007 compared with 46.2% for the same period last year.

PC revenue decreased for both the three month period ended June 30, 2007 compared to the same period in 2006 and the six month period June 30, 2007 compared to the same period in 2006. We attribute this decrease in revenue to reduced PC and server sales in Fiji as a result of increased competition in the market and continued PC pricing pressures throughout all of our markets.

Server revenue decreased for both the three month period ended June 30, 2007 compared to the same period in 2006 and the six month period June 30, 2007 compared to the same period in 2006. In addition to the server price compression being experienced in all of our markets (low-end servers becoming more powerful and reliable), the significant level of server sales experienced in Samoa in 2006 was not repeated in 2007.

Results of Operations, Samoas

Comparison of Three Months Ended June 30, 2007 to Three Months Ended June 30, 2006

The following table sets forth, for the periods indicated, unaudited interim consolidated condensed statements of operations information and information from our unaudited interim consolidated condensed statements of operations expressed as a percentage of revenue.

	Three Months Ended June 30,
	2007		2006
	Dollars	% of Revenue	Dollars	% of Revenue
Revenue	$2,663,842	100.0%	1,937,214	100.0%
Cost of Revenue	1,152,489	43.3%	986,985	51.0%
Expenses	1,102,245	41.4%	1,105,804	57.2%
Amortization	107,014	4.0%	103,426	5.3%

Operating Income (Loss)	302,094	11.3%	(259,001)	(13.4)%
Other Expense	(63,251)	(2.4)%	(60,647)	(3.1)%

Net Income (Loss)	$238,843	9.0%	$(319,648)	(16.5)%

In the Samoas, we derive revenue from our wireless services, our data delivery services, equipment sales and service and long distance toll fees that we charge other telecommunications providers who need to access our networks. In addition, since November 2006, we have been receiving payments from the Universal Service Fund.

	Three Months Ended June 30,
	2007	2006	Change $	Change %
Revenue:
Wireless	$1,262,684	$1,274,797	$(12,113)	(1.0)%
Data delivery	209,601	140,192	69,409	49.5%
Equipment sales and service	488,504	380,677	107,827	28.3%
Long distance reverse toll fees	220,186	141,548	78,638	55.6%
Universal Service Fund program	482,867	—	482,867	100.0%

Total	$2,663,842	$1,937,214	$726,628	37.5%

The decrease in our wireless revenues is mainly attributed to the increased prepaid card sales discounts being offered to our subscribers as a means of stimulating increased usage and revenue of our prepaid wireless system and to the increase in prepaid card sales to our vendors for which we provide discounts. Partially offsetting the increase in discounts was an increase in prepaid long distance revenue, an increase in local prepaid revenue and an increase in SMS revenue. We anticipate that the result of pursuing this marketing strategy will be reflected in increasing wireless revenues for the remainder of the year.

We attribute the increase in our data delivery revenue primarily to the increase in subscribers for both our residential and large broadband services. In addition, AST Telecom was awarded the Year 10 E-Rate contract by the American Samoa Department of Education, which is scheduled to begin on July 1, 2007. As a result of providing this service, we anticipate that revenues will continue to increase throughout the third and fourth quarters of 2007.

We attribute the increase in our equipment sales and service revenue primarily to the growth in the number of customers for our wireless services between the two periods, but especially to the continued growth in our customer base for our IT products, software and services through Datec American Samoa.

The increase in long distance reverse toll fees is primarily due to the increase in traffic sent across our network from our carriers. We expect a continued and steady increase in this revenue stream throughout the rest of the year.

Since November 2006, we have been receiving payments from the Universal Service Fund. This fund was created by the FCC to ensure that all Americans have access to high quality and affordable telecommunications, including low-income consumers, those living in rural areas that are costly to serve, and schools, libraries and rural health care providers. The Universal Service Fund is funded through contributions by interstate telecommunications carriers, which are generally passed through to their end-users. Since we have an ETC designation and because we provide service in rural areas, we are eligible to receive payments from the Universal Service Fund as of the date of our ETC designation.

Of the total 37.5% increase in revenue, 66.5% is attributable to the receipt of Universal Service Funds, which we began receiving in the fourth quarter of 2006.

	Three Months Ended June 30,
	2007	2006	Change $	Change %
Costs and Expenses:
Cost of revenue — wireless	$768,961	$743,602	$25,359	3.4%
Cost of revenue — equipment sales and service	383,529	243,383	140,146	57.6%
Operating expenses	294,013	355,366	(61,353)	(17.3)%
General and administrative	537,721	509,773	27,948	5.5%
Depreciation	270,510	240,665	29,845	12.4%
Amortization — intangible assets	107,014	103,426	3,588	3.5%

Total	$2,361,748	$2,196,215	$165,533	7.5%

The increase in the cost of revenue for wireless services is mainly attributed to the higher cost of long distance services due to higher Carrier Access Billing System costs to the local exchange carrier for calls originating from our network and terminating on their network. In addition, cost of revenue for wireless services increased as a result of the introduction of international SMS services for our subscribers. As a result, the cost of revenue for wireless service for the three months ended June 30, 2006, which was 58.0% of wireless revenues, increased to 60.9% for the three months ended June 30, 2007.

The increase in the cost of revenue for equipment sales and service is primarily attributable to a corresponding increase in revenue for equipment sales and services. However, the cost as a percentage of equipment sales and services revenue is 78.5% for the three months ended June 30, 2007 compared to 64.0% for the three months ended June 30, 2006. This is due to the higher percentage of low-margin products sold in the second quarter of 2007, both in our PCS and IT products. Management anticipates continuing its market strategy of offering entry-level and low-margin products as a means to increase and grow its customer base.

Operating expenses for the three months ended June 30, 2007 decreased from the three months ended June 30, 2006 primarily due to the reduction in advertising and bad debt expenses. Marketing has re-evaluated its advertising campaigns, increasing in-house production of most of the advertising designs. Bad debt expense has decreased primarily due to the increased collections of past due accounts.

General and administrative expenses increased over the same period in 2006 due to legal fees associated with projects to expand our geographic reach and to address certain local competitive conflicts.

Depreciation expense increased between the two periods as a result of the completion of projects during the quarter that were previously in construction. Amortization increased as a result of the fourth quarter 2006 revalution of the intangible assets acquired in connection with the purchases of AST and Datec in the first quarter of 2006.

Receipt of funds from the Universal service fund, combined with relatively flat expenses, resulted in net income of $238,842 for the three months ended June 30, 2007 compared with a net loss of $(319,648) for the three months ended June 30, 2006.

Comparison of Six Months Ended June 30, 2007 to Six Months Ended June 30, 2006

The following table sets forth, for the periods indicated, unaudited interim consolidated condensed statements of operations information and information from our unaudited interim consolidated condensed statements of operations expressed as a percentage of revenue.

	Six Months Ended June 30,
	2007		2006
	Dollars	% of Revenue	Dollars	% of Revenue
Revenue	$5,607,524	100.0%	$3,882,668	100.0%
Cost of Revenue	2,421,015	43.2%	1,871,443	48.2%
Expenses	2,223,561	39.7%	2,088,945	53.8%
Amortization	214,028	3.8%	175,709	4.5%

Operating Income (Loss)	748,920	13.4%	(253,429)	(6.5)%
Other Expense	(121,595)	(2.2)%	(108,501)	(2.8)%

Net Income (Loss)	$627,324	11.2%	$(361,930)	(9.3)%

In the Samoas, we derive revenue from our wireless services, our data delivery services, equipment sales and service and long distance toll fees that we charge other telecommunications providers who need to access our networks. In addition, since November 2006, we have been receiving payments from the Universal Service Fund. This fund was created by the FCC to ensure that all Americans have access to high quality and affordable telecommunications, including low-income consumers, those living in rural areas that are costly to serve, and schools, libraries and rural health care providers. The Universal Service Fund is funded through contributions by interstate telecommunications carriers, which are generally passed through to their end-users. Since we have an ETC designation and because we provide service in rural areas, we are eligible to receive payments from the Universal Service Fund as of the date of our ETC designation.

	Six Months Ended June 30,
	2007	2006	Change $	Change %
Revenue:
Wireless	$2,574,932	$2,651,251	$(76,319)	(2.9)%
Data delivery	417,431	284,855	132,576	46.5%
Equipment sales and service	1,142,934	646,883	496,051	76.7%
Long distance reverse toll fees	436,768	299,679	137,089	45.7%
Universal Service Fund program	1,035,459	—	1,035,459	100.0%

Total	$5,607,524	$3,882,668	$1,724,856	44.4%

We attribute the decrease in our wireless revenue to the reduction of our long distance and local on-net rates per minute in an effort to maintain a competitive pricing structure in the face of decreasing rates from our competitors. In addition, we pursued a marketing strategy of stimulating increased usage and sales of our prepaid cards by offering certain discounts to our customers, which in the short term reduced our revenues. However, we anticipate that as a result of the increase in prepaid card sales, customer usage and revenue will increase throughout the remainder of this year.

We attribute the increase in our data delivery revenue primarily to the addition of new residential broadband and large broadband customers, including the National Park Service, the U.S. Department of Agriculture, the local community college, the local public utility, a local television station and other companies and residents in American Samoa.

We anticipate that our revenues for data delivery will continue to increase throughout the remainder of this year as AST was awarded the Year 10 contract for the ASDOE E-Rate program, which will begin on July 1, 2007.

The increase in equipment sales and service revenue is attributable to the growth in the number of customers for our wireless services, but especially to the growing customer base in our IT products, software and services through Datec American Samoa.

The increase in long distance reverse toll fees is attributed to the increase in traffic sent across our network from our carriers. We expect a continued and steady increase in this revenue stream throughout the rest of the year.

Since November 2006, we have been receiving payments from the Universal Service Fund. This fund was created by the FCC to ensure that all Americans have access to high quality and affordable telecommunications, including low-income consumers, those living in rural areas that are costly to serve, and schools, libraries and rural health care providers. The Universal Service Fund is funded through contributions by interstate telecommunications carriers, which are generally passed through to their end-users. Since we have an ETC designation and because we provide service in rural areas, we are eligible to receive payments from the Universal Service Fund as of the date of our ETC designation.

Of the 44.4% increase in total revenue, 60.0% is attributable to the receipt of Universal Service Funds, which we began receiving during the fourth quarter of 2006.

	Six Months Ended June 30,
	2007	2006	Change $	Change %
Costs and Expenses:
Cost of revenue — wireless	$1,565,012	$1,464,480	$100,532	6.9%
Cost of revenue — equipment sales and service	856,003	406,963	449,040	110.3%
Operating expenses	605,206	626,954	(21,748)	(3.5)%
General and administrative	1,082,717	984,060	98,657	10.0%
Depreciation	535,638	477,931	57,707	12.1%
Amortization — intangible assets	214,028	175,709	38,319	21.8%

Total	$4,858,604	$4,136,097	$722,507	17.5%

Cost of revenue for wireless services increased primarily due to the higher cost of long distance services due to the higher Carrier Access Billing System costs to the local exchange carrier for calls originating from our network and terminating on their network.

The increase in cost of revenue for equipment sales and services is attributable to the corresponding increase in revenue. Although, the total margin for the six months ended June 30, 2007 of $286,931 is $48,370 higher than the margin for the same period last year, the cost as a percentage of revenue increased to 75% for the six months ended June 30, 2007 from 63% for the six months ended June 30, 2006. This is due to the higher percentage of low margin products that were sold for the six months ended June 30, 2007 compared to last year. Management plans to continue its strategy of offering low margin and entry level products to attract new customers for the rest of the year.

Operating expenses decreased primarily due to the decrease in advertising expenses. Marketing has re-evaluated its advertising strategy and maintained in-house production of most advertising campaign designs.

General and administrative expenses increased for the six months ended June 30, 2007 from the six months ended June 30, 2006 due to increased legal fees associated with projects to expand our geographic reach and to resolve certain local competitive conflicts.

Depreciation expense increased as a result of upgrades, additions and expansion of our network. Amortization increased as a result of the fourth quarter 2006 revalution of the intangible assets acquired in connection with the purchases of AST and Datec in the first quarter of 2006.

Receipt of funds from the Universal Service Fund, combined with partially offset by slightly higher expenses resulted in net income of $627,324 for the three months ended June 30, 2007 compared with a net loss of $(361,930) for the three months ended June 30, 2006.

Performance Measures

In managing our operations and assessing our financial performance in American Samoa, management supplements the information provided by financial statement measures with several customer-focused performance metrics that are internally used to manage our business.

The following table contains the key operating data.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Average Revenue Per User	$26.52	$27.58	$26.76	$29.53
Minutes of Use	10,094,951	9,486,255	20,386,166	19,482,442
Churn	3.0%	7.9%	3.3%	4.6%

Number of Customers at end of period	19,050	14,362	19,050	14,362
Revenue per employee	$38,788	$28,503	$82,732	$56,872

For the three and six months ended June 30, 2007, ARPU decreased by $1.06 or 3.9% and $2.77 or 9.4%, respectively from the three and six months ended June 30, 2006. This decline occurred despite an increase in the number of customers. We attribute the decline primarily to a reduction in international and local on-net rates, in an attempt to attract new customers and to promote customer loyalty and retention in the face of stiff competition. The resulting increase in customers effectively offset the decline in average revenue per user.

For the the three and six months ended June 30, 2007, MOU’s increased by 608,696 or 6.4% and 903,724 or 4.6%, respectively from the three and six months ended June 30, 2006. We attribute this to an increase in the number of subscribers as well as the decrease in local and international rates, resulting in an increase in volume of calls and minutes. We expect that this trend will continue to increase as we work toward achieving more effective pricing for our local and long distance services.

For the the three and six months ended June 30, 2007, churn decreased by 4.9% and 1.3%, respectively from the three and six months ended June 30, 2006. We attribute this decrease in churn, to our continued efforts in promoting and rewarding customer loyalty by increasing customer contact and offering various customer incentives.

The number of customers at June 30, 2007 increased 4,688 or 32.6% from the number of customers at June 30, 2006. We attribute this increase to the results of our marketing strategy of offering inexpensive entry-level handsets bundled with attractive activation packages that have resulted in increased new service activations.

Management also reviews the measure of revenue per employee to evaluate the efficiency of our operations. Revenue per employee is calculated by dividing total revenue, less revenue from reverse toll fees, by the weighted average headcount. The increases experienced for the three and six months ended June 30, 2007 over the same periods last year is mainly attributable to the revenue generated from the Universal Service Fund program.

Results of Operations—Central and South America

Our Central and South America segment includes all of the operations of Latin Node, in which we acquired an 80% interest on June 28, 2007. Latin Node is a provider of advanced telecommunications services to customers located in or communicating with Central and South America using voice over Internet protocol, or VoIP, technology. On February 16, 2007, we entered into a Preferred Stock Purchase Agreement with Latin Node, a wholly-owned subsidiary of Retail Americas VoIP, LLC, a Delaware limited liability company, pursuant to which we agreed to purchase 8,000,000 shares of Series A Preferred Stock of Latin Node for an aggregate price of $22,280,427. The Series A Preferred Stock shall be convertible into Latin Node common shares, in whole or in part at a conversion price of $2.50 per share which will ultimately represent 80% of the issued and outstanding shares of common stock of Latin Node. As holders of Series A Preferred Stock, we are entitled to elect two out of three directors of Latin Node.

Effective June 28, 2007, we consumated the transaction and acquired 8,000,000 shares of Series A Preferred Stock. The purchase price for the Series A Preferred Stock was $22,280,427 which was paid as follows: i) $20 million was satisfied by converting a $20 million note receivable from Latin Node at closing, ii) $1,563,750 in consideration was paid by issuing 375,000 shares of our common stock at a value of $4.17 per share, and iii) $716,677 of capitalized acquisition costs were paid in cash.

The acquisition of Latin Node was accounted for using the purchase method of accounting. Accordingly, the unaudited interim consolidated condensed financial statements include the results of operations of Latin Node for the two days from June 29, 2007 through June 30, 2007. Those results are shown in the table below:

	Dollars	% of Revenue
Revenue	$730,049	100.0%
Cost of Revenue	602,151	82.5%
Expenses	138,608	19.0%
Amortization	—	0%

Operating Loss	(10,710)	(1.5)%
Other Income	1,963	0.3%

Net Loss	$(8,747)	(1.2)%

For purposes of understanding the potential future impact of Latin Node on our consolidated operations, the following section describes the results of operations of Latin Node for the three and six month periods ended June 30, 2007. This discussion is strictly for informational purposes and is not necessarily indicative of what the results would have been had the acquisition occurred at the beginning of the respective periods, nor is it indicative of the future results of operations of Latin Node or the consolidated entity.

Latin Node generates wholesale revenue from customers by providing voice termination services worldwide to other telecommunication companies through a high capacity IP network. In the wholesale business, the customers are originating carriers who interconnect to Latin Node’s network via VoIP or legacy Time Division Multiplexing (“TDM”) connections. Approximately 92% to 97% of Latin Node’s revenues during a given period are generated from wholesale customers. Latin Node generates retail revenue by offering corporate and residential customers a wide variety of services including broadband telephony, prepaid long distance calling cards, corporate telephony, and PinLess prepaid long distance. Approximately 3% to 8% of Latin Node’s revenues during a given period are generated from retail customers. During the three and six months ended June 30, 2007, Latin Node generated $34,648,058 and $66,212,029 in revenue, respectively.

Latin Node’s cost of revenue represents costs to other wholesale telecommunications companies for termination of calls on their network and/or costs to foreign local telecommunications companies for termination of calls in that country. Total cost of revenue for the three and six months ended June 30, 2007 amounted to $33,042,016 and $63,919,950, respectively, yielding a gross margin of $1,606,042, or 4.6% and $2,292,079 or 3.5%, respectively.

Latin Node’s operating and general and administrative expenses include payroll and related costs, sales commissions, advertising and marketing fees, professional fees, contract and consulting fees, provisions for bad debt as well as other operational costs. Total operating and general and administrative expenses for the three and six months ended June 30, 2007 amounted to $3,748,029 and $7,079,236, respectively.

Latin Node’s interest and other expenses amounted to $227,612 and $817,152 for the three and six months ended June 30, 2007, respectively.

Latin Node had operating losses of $2,369,598 and $5,604,309 for the three and six months ended June 30, 2007, respectively.

Results of Operations—North America, including The Caribbean

Through December 2006, our primary assets within this segment were two wireless telecommunication licenses. In January 2007, we sold our wireless telecommunications license for Bloomington, Illinois. The sales price was $2,750,000. In July 2007, the Company entered into a Purchase Agreement with Digicel, Inc. for the sale of its wireless telecommunications license for the U.S. Virgin Islands. The negotiated sales price is $1,300,000 and is payable in cash upon closing. Closing of the transaction is subject to, among other things, approval of the FCC. If FCC approval is obtained and all other conditions to closing are satisfied, management anticipates that this transaction would be consummated in the fourth quarter of 2007.

Comparison of Three Months Ended June 30, 2007 to Three Months Ended June 30, 2006

The following table sets forth, for the periods indicated, unaudited interim consolidated condensed statements of operations information and information from our unaudited interim consolidated condensed statements of operations expressed as a percentage of revenue.

	Three Months Ended June 30,
	2007	2006	Change $	Change %
Revenue	$—	$—	$—	—
Costs and expenses	1,495,541	917,462	(578,079)	(63.0)%

Operating loss	(1,495,541)	(917,462)	(578,079)	63.0%
Gain on sale of wireless license	—	—	—	—
Interest, financing costs and other expenses, net of interest income	(475,395)	(38,777)	(436,618)	(1,126.0)%

Loss from continuing operations	(1,970,936)	(956,239)	(1,014,697)	(106.1)%
Income tax expense	—	—	—	—

Income (loss) from discontinued operations	12,116	15,550	(3,434)	(22.1)%

Net Loss	$(1,958,820)	$(940,689)	$(1,018,131)	(108.2)%

During the three months ended June 30, 2007 and 2006, costs and expenses represent corporate overhead and general and administrative expenses in addition to costs associated with the acquisitions of Datec, AST and Latin Node.

Interest, financing costs and other expenses increased significantly in 2007 as a result of accrued interest and amortization of deferred financing costs associated with the promissory notes from our majority stockholder.

Comparison of Six Months Ended June 30, 2007 to Six Months Ended June 30, 2006

The following table sets forth, for the periods indicated, unaudited interim consolidated condensed statements of operations information and information from our unaudited interim consolidated condensed statements of operations expressed as a percentage of revenue.

	Six Months Ended June 30,
	2007	2006	Change $	Change %
Revenue	$—	$—	$—
Costs and expenses	2,816,900	1,639,716	(1,177,184)	(71.8)%

Operating loss	(2,816,900)	(1,639,716)	(1,177,184)	(71.8)%
Gain on sale of wireless license	1,842,875	—	1,842,875	100.0%
Interest, financing costs and other expenses, net of interest income	(964,056)	(180,271)	(783,785)	(434.8)%

Loss from continuing operations	(1,938,081)	(1,819,987)	(118,094)	(6.5)%
Income tax expense	(88,458)	—	(88,458)	(100.0)%
Income (loss) from discontinued operations	22,793	(6,846)	29,639	432.9%

Net loss	$(2,003,746)	$(1,826,833)	$(176,913)	(9.7)%

During the six months ended June 30, 2007 and 2006, costs and expenses represent corporate overhead and general and administrative expenses in addition to costs associated with the acquisitions of Datec, AST and Latin Node.

In January 2007, we closed on the sale of our wireless telecommunications license for Bloomington, Illinois. Proceeds from the sale amounted to $2.75 million and were received in cash at closing. The one-time gain represents the excess of the proceeds over the costs of acquiring and selling the license.

Interest, financing costs and other expenses increased significantly in 2007 as a result of accrued interest and amortization of deferred financing costs associated with the promissory notes from our majority stockholder.

Liquidity and Capital Resources

Overview

AST currently has a revolving line of credit facility of up to $5 million from ANZ Finance American Samoa, Inc. (“ANZ”).

During February of 2007, we obtained a $30.3 million financing commitment from our major stockholder. Of the $30.3 million committed, $20 million was used in conjunction with a loan to Latin Node (which was ultimately converted into preferred stock of Latin Node on June 28, 2007), $3.3 million was used to refinance an existing short term note we had outstanding to our major stockholder, $2 million was used to pay financing costs to our major stockholder, and the remaining $5 million was used for an additional loan to Latin Node during June of 2007.

Effective June 28, 2007, we acquired 8 million shares of Series A Preferred Stock of Latin Node. The Series A Preferred Stock is convertible, in whole or in part, and at a conversion price of $2.50 per share, into shares of common stock of Latin Node representing 80% of the issued and outstanding shares of common stock of Latin Node. The purchase price for the Series A Preferred Stock was $22,280,427 which was paid as follows: i) $20 million was satisfied by converting a $20 million promisory note from Latin Node at closing, ii) $1,563,750 in consideration was paid by issuing 375,000 shares of our common stock at a value of $4.17 per share, and iii) $716,677 of capitalized acquisition costs were paid in cash.

On June 29, 2007, Latin Node, our 80% owned subsidiary, closed on a $13.0 million debt financing transaction with Laurus. Laurus extended financing to Latin Node in the form of a $7.5 million Secured Non-Convertible Revolving Note (the “Facility”) based on accounts receivable. The Facility has a three year term and accrues interest at a rate equal to the Wall Street Journal Prime rate plus 2.5% per annum, subject to a floor of 10.0%. As of June 30, 2007, the Wall Street Journal prime rate was 8.25%. In addition, Laurus extended financing to Latin Node in the form of a $5.5 million Secured Note secured by a first lien on all assets of Latin Node. The Secured Note has a three year term and accrues interest at a rate equal to the Wall Street Journal Prime rate plus 3.5% per annum, subject to a floor of 11.0%. Interest payments are due monthly over the term of the loan, commencing immediately, while principal payments are due in 24 equal monthly installments beginning July 1, 2008.

Our principal sources of liquidity are cash generated from operations and cash from external financing arrangements, including a revolving line of credit facility of up to $5 million from ANZ and a Secured Non-Convertible Revolving Note of up to $7.5 million from Laurus.

Cash used in operating activities amounted to $485,792 and $1,225,013 for the six months ended June 30, 2007 and 2006, respectively. The increase can be attributed primarily to the smaller net loss generated during the six months ended June 30, 2007 and an improved working capital position in 2007 compared to 2006.

Cash used in investing activities amounted to $24,138,261 during the six months ended June 30, 2007 and $1,257,153 during the six months ended June 30, 2006. The increase in 2007 is primarily a result of our investment in Latin Node and the sale of our wireless license during the first quarter of 2007.

Cash provided by financing activities amounted to $29,540,774 and $2,565,607, during the six months ended June 30, 2007 and 2006, respectively. The increase in 2007 is primarily a result of obtaining a $30.3 million of financing from our major stockholder and a $5.5 million Secured Note from Laurus.

The following table illustrates the principal balance of our contractual obligations and commercial contingent commitments as of June 30, 2007, and includes the effects of the transactions and amendments discussed above.

	Payments Due by Period
	Total	Less Than 1 year	1-3 years	4-5 years	After 5 years
Contractual obligations:
Revolving loan	$5,000,000	$5,000,000	$—	$—	$—
Note payable — related party	30,300,000	—	—	30,300,000	—
Note payable	5,603,778	79,782	5,523,996	—	—
Loans — real estate mortgage	760,762	760,762	—	—	—
Capital leases	1,449,582	654,528	795,054	—	—
Operating leases	4,373,434	930,292	2,347,399	341,952	753,791

Total contractual cash obligations	$47,487,556	$7,425,364	$8,666,449	$30,641,952	753,791

As of June 30, 2007, we had a working capital deficiency of $3,327,642 and for the six months ended June 30, 2007, we incurred a net loss of $1,680,161, including the effect of a gain amounting to $1,842,875 from the sale of one of our telecommunications licenses. Our operating loss for the three and six months ended June 30, 2007 was $781,576 and $1,438,573, respectively.

The acquisition of a controlling interest in Latin Node provides us with an opportunity to expand our business strategy into Central and South America and other geographic regions. The additional financing from our major stockholder and the new funding facility with Laurus provided us the needed capital to acquire Latin Node, to fund Latin Node’s initial working capital requirements and to fund our own immediate working capital requirements. However, as a result of these financings, we may face significantly greater debt service obligations once monthly principal and interest payments become due on the loans. We have only recently stabilized our operations in Samoa and will continue to face challenges in Fiji and other Pacific Island Nations. Latin Node is currently not profitable and we do not yet have an estimate as to when Latin Node will be able to achieve profitability, if at all. These factors will continue to present challenges to our liquidity and financial management.

Management believes that the plans and actions put in place during 2006 to reduce expenses in Fiji and the other Pacific Island Nations, along with the anticipated continuation of payments from the Universal Service Fund associated with our wireless telecommunications services in American Samoa, the anticipated cash flow from operations in Papua New Guinea, the additional funds available under the Facility and Secured Note with Latin Node and the proceeds from the sale of the U.S. Virgin Islands wireless license we held, will provide sufficient cash for our operations during the second half of 2007. There is no assurance, however, that the above factors will generate positive cash flows during 2007 and beyond.

Our ability to meet our debt obligations, maintain our working capital and generate operating profits in the future will depend, in large part, upon the future performance of our operating subsidiaries, which will be affected by many factors, some of which are beyond management’s control; thus, there can be no assurance that we will maintain sufficient capital and become profitable.

Universal Service Fund

As a result of our provision of services in rural areas, in May 2006, we received an Eligible Telecommunications Carrier (“ETC”) designation from the FCC. This designation entitles us to receive payments from the Universal Service Fund as of the date of our ETC designation. This fund was created by the FCC to ensure that all Americans have access to high quality and affordable telecommunications, including low-income consumers, those living in rural areas that are costly to serve, and schools, libraries and rural health care providers. The Universal Service Fund is funded through contributions by interstate telecommunications carriers, which are generally passed through to their end-users. We received our initial payment in November 2006 and expect payments to continue on a monthly basis. Payments are calculated based on the number of eligible subscribers in the corresponding month of the prior fiscal year. The rate of payment per subscriber is subject to adjustment on a quarterly basis. For the three and six months ended June 30, 2007, we have received $482,867 and $1,035,459, respectively, from the Universal Service Fund. The FCC is considering changes in the structure and distribution methodology of its Universal Service Fund program which could affect the amount of payments we receive in the future.

Latin Node Transaction

Latin Node is a provider of advanced telecommunications services to customers located in or communicating with Central and South America using voice over Internet protocol, or VoIP, technology. On February 16, 2007, we entered into a Preferred Stock Purchase Agreement with Latin Node, a wholly-owned subsidiary of Retail, pursuant to which we agreed to purchase 8,000,000 shares of Series A Preferred Stock of Latin Node for an aggregate price of $22,280,427 (includes $716,677 of capitalized acquisition costs). The acquisition was subject to certain regulatory approvals, specifically approval from the FCC. The Series A Preferred Stock shall be convertible into Latin Node common shares, in whole or in part at a conversion price of $2.50 per share which will ultimately represent 80% of the issued and outstanding shares of common stock of Latin Node. As holders of Series A Preferred Stock, we are entitled to elect two out of three directors of Latin Node.

Effective June 28, 2007, we consummated the transaction and acquired 8,000,000 shares of Series A Preferred Stock. The purchase price for the Series A Preferred Stock was $22,280,427 which was paid as follows: i) $20 million was satisfied by converting a $20 million note receivable from Latin Node at closing, ii) $1,563,750 in consideration was paid by issuing 375,000 shares of our common stock at a value of $4.17 per share, and iii) $716,677 of capitalized acquisition costs were paid in cash.

Latin Node has incurred significant losses since its inception. During the nine-month period ended March 31, 2007 Latin Node had a consolidated net loss of $7.1 million and during the fiscal year ended June 30, 2006 Latin Node had a consolidated net loss of $1.2 million. We intend to pursue a balance of growth and profitability in order to enhance the future value of our company. Although we believe we can achieve profitability in the future, we ultimately may not be successful. We intend to continue to invest significant resources on research and development and expansion into new segments and geographies. Depending on the ultimate level of investment, we may continue to generate net losses for the foreseeable future.

Notes Payable and Capital Lease Obligations

On June 29, 2007, our 80% owned subsidiary, Latin Node consummated a $13.0 million debt financing transaction with Laurus. Pursuant to the terms of a Security Agreement and a Guaranty (the “Security Agreement”) executed in connection with this financing, Elandia provided an unsecured guarantee of all present and future obligations and liabilities of Latin Node to Laurus.

Laurus extended financing to Latin Node in the form of a $7.5 million Facility at an advance rate of up to 90% of Latin Node’s eligible accounts receivable. The Facility has a three year term and accrues interest at a rate equal to the Wall Street Journal Prime rate plus 2.5% per annum, subject to a floor of 10.0%. As of June 30, 2007, Latin Node had not borrowed any of the $7.5 million available.

In addition, Laurus extended financing to Latin Node in the form of a $5.5 million Secured Note secured by a first lien on all assets of Latin Node. The Secured Note has a three year term and accrues interest at a rate equal to the Wall Street Journal Prime rate plus 3.5% per annum, subject to a floor of 11.0%. Interest payments are due monthly over the term of the loan commencing immediately, while principal payments are due in 24 equal monthly installments beginning July 1, 2008. The terms of the Secured Note allow for optional redemption by paying 130% of the principal amount together with any accrued but unpaid interest. The Secured Note is convertible into common stock of Elandia at a price of $5.00 per share if converted within one year or convertible at a price of $5.75 share if converted after one year.

In connection with the Security Agreement, Laurus was granted 533,158 warrants to purchase shares of common stock of Latin Node in an amount equal to 5.0% of Latin Node’s outstanding stock on a fully diluted basis. The warrants have a nominal exercise price. We valued the warrant issued to Laurus using the Black-Scholes pricing model thereby allocating a portion of the proceeds from the Secured Note to the warrant using the relative fair value of the debt and warrant to the actual proceeds from the Secured Note. The relative fair value of the warrant was $1,072,887 which we recorded as a discount to the Secured Note and a corresponding long-term warrant payable liability. This amount will be accreted to interest expense over the life of the Secured Note. During the three months ended June 30, 2007, $1,987 of the discount was accreted into interest expense. As of June 30, 2007, the carrying value of the Secured Note with a face value of $5,500,000 was $4,429,100.

The warrants were valued using the Black-Scholes pricing model at $2.49 each utilizing the following factors:

Warrant lives	10 years
Volatility	108%
Risk-free interest rate	5.029%
Exercise price	$0.01
Market price	$2.50

The Security Agreement is subject to a servicing fee amounting to 3.5% of the total investment amount of $13.0 million, which was paid to Laurus in advance. In addition, Latin Node’s financial advisory firm, CIMA Capital Partners, LLC (“CIMA”), was paid a fee of $231,250 by Latin Node from the proceeds of the Facility. Total costs incurred to secure and close the loan, including the fee to CIMA, amounted to $951,556. This amount has been recorded as deferred financing costs and is amortized into interest expense and other financing costs over the life of the debt of three years. During the three months ended June 30, 2007, we amortized $2,720 into interest expense and other financing costs.

In consideration for facilitating the Security Agreement with Laurus, Stanford Group Company (“SGC”), an affiliate of the Company’s majority stockholder, was paid a fee of $220,000 by Elandia and granted warrants to purchase 30,000 shares of the Company’s common stock at $5.75 per share. The $220,000 fee along with the value of the warrant, which amounted to $83,809, has been recorded as a deferred financing cost and is amortized into interest expense and other financing costs over the life of the debt of three years. During the three months ended June 30, 2007, we amortized $562 of the fee paid and the value of the warrant granted into interest expense and other financing costs. We have valued the warrants using the Black-Scholes pricing model.

The warrants were valued using the Black-Scholes pricing model at $2.79 each utilizing the following factors:

Warrant lives	7 years
Volatility	70%
Risk-free interest rate	4.684%
Exercise price	$5.00
Market price	$4.16

Pursuant to the terms of a Shareholders’ Agreement, Retail has the right to obligate Elandia to issue certain shares of common stock of Elandia to Retail in exchange for all (but not less than all) of the 2,000,000 shares of common stock of Latin Node held by Retail. If Retail exercises this right, Laurus may, but is not required to, require that Elandia issue shares of common stock of Elandia in exchange for those shares of common stock of Latin Node underlying Laurus’ warrant. The number of Elandia common shares to be issued to Retail and Laurus upon the exercise of the put right described above will be determined based on an independent appraisal of the value of Latin Node. In addition to the put right, Elandia has the right to obligate Retail to exchange all of the 2,000,000 shares of common stock of Latin Node held by Retail for shares of Elandia common stock. If Elandia exercises this call right, Laurus may, but is not required to, require that Elandia issue shares of common stock of Elandia in exchange for those shares of common stock of Latin Node underlying the warrant. As a result of these purchase and sale rights and obligations, we have recorded a long-term minority interest purchase obligation in the amount of $4,003,824 on our unaudited interim consolidated condensed balance sheet at June 30, 2007. This liability represents the present value of our estimated future cost of acquiring the remaining 20% of the issued and outstanding shares of common stock of Latin Node in June of 2009.

The consummation of the Laurus funding and, in particular, the unsecured guaranty by Elandia of the Latin Node obligations, violated certain restrictions contained in the Continuing Guaranty Elandia executed in connection with the loan from ANZ and gave rise to an event of default under the Loan Agreement with ANZ. Upon an occurrence of an event of default, ANZ may terminate the Loan Agreement and accelerate the loan. As of June 30, 2007, the amount outstanding to ANZ was $5,760,762. ANZ has verbally consented to the Laurus transaction and waived any event of default under the Loan Agreement. Management of Elandia is currently in the process of obtaining written confirmation of this consent and waiver. Since a formal written waiver of this event of default has not been received, $700,982 due to ANZ at June 30, 2007 has been reclassified as a current liability on our unaudited interim consolidated condensed balance sheet.

Notes Payable—Related Party

$25.3 Million Agreement—Related Party

On February 16, 2007, we entered into a Convertible Note Purchase Agreement (the “Purchase Agreement”) with SIBL, pursuant to which we issued a Convertible Promissory Note in the amount of $25.3 million (the “Note”) and a warrant granting SIBL, and its assigns, the right to purchase up to 1,518,000 shares of common stock at $5.00 per share. The Note has a four year term, with all principal being due and payable at maturity, and bears interest at an annual rate of 10%, accruing from issuance and payable on the 24-month anniversary of the date of the Note and then quarterly thereafter. The Note will, at the option of SIBL, be convertible, in whole or in part, into shares of Series A Convertible Preferred Stock at an initial conversion price of $5.00 per share, at such time as we amend our Certificate of Incorporation to authorize the issuance of preferred stock. We are required to use the proceeds solely for the purposes of (i) providing bridge financing to Latin Node, and acquiring a controlling interest in Latin Node; (ii) refinancing the then outstanding indebtedness to SIBL in the amount of $3,300,000; and (iii) general working capital purposes. The Note is secured by the pledge of all of the shares of capital stock of Latin Node held by the Company at any time.

We valued the warrant issued to SIBL using the Black-Scholes pricing model thereby allocating a portion of the proceeds from the Note to the warrant using the relative fair value of the debt and warrant to the actual proceeds from the Note. The relative fair value of the warrant was $3,631,962 which we recorded as a discount to the Note. This amount will be accreted to interest expense over the life of the Note. From February 16, 2007 to June 30, 2007, $340,496 of the discount was accreted into interest expense, of which $226,998 was recorded during the three months ended June 30, 2007. As of June 30, 2007, the carrying value of the Note, with a face value of $25,300,000, was $22,008,534. As of June 30, 2007, we have accrued $1,040,773 of interest expense related to this Note, which includes interest previously accrued on the $3,300,000 loan.

In connection with facilitating the transaction, SGC was granted 200,000 warrants exercisable within seven years with an exercise price of $5.00 per share. We have valued these warrants at $558,728 using the Black-Scholes pricing model. This amount has been recorded as deferred financing costs and is amortized into interest expense and other financing costs over the life of the debt of four years. From February 16, 2007 to June 30, 2007, we have amortized $52,381 into interest expense and other financing costs, of which $34,921 was recorded during the three months ended June 30, 2007.

The warrants were valued using the Black-Scholes pricing model at $2.79 each utilizing the following factors:

Warrant lives	7 years
Volatility	70%
Risk-free interest rate	4.684%
Exercise price	$5.00
Market price	$4.16

In addition to the warrants, we paid SGC a $2,000,000 fee, of which $1,400,000 was for facilitating the transaction. This amount has been recorded as deferred financing costs and is amortized into interest expense and other financing costs over the life of the debt of four years. From February 16, 2007 to June 30, 2007, we amortized $131,250 into interest expense and other financing costs, of which $87,500 was recorded during the three months ended June 30, 2007. The remaining $600,000 was recorded as a deferred acquisition cost in connection with the Latin Node acquisition.

$5.0 Million Agreement—Related Party

On June 25, 2007, we closed on a second Convertible Note Purchase Agreement (the “Second Purchase Agreement”) with SIBL, pursuant to which we issued a Convertible Promissory Note in the amount of $5.0 million (the “Second Note”) and a warrant granting SIBL, and its assigns, the right to purchase up to 300,000 shares of common stock at $5.00 per share. The Second Note has a four year term, with all principal being due and payable at maturity, and bears interest at an annual rate of 10%, accruing from issuance and payable on the 24-month anniversary of the date of the Second Note and then quarterly thereafter. The Second Note will, at the option of SIBL, be convertible, in whole or in part, into shares of Series A Convertible Preferred Stock at an initial conversion price of $5.00 per share, at such time as we amend our Certificate of Incorporation to authorize the issuance of preferred stock. We are required to use the proceeds solely for the funding of Latin Node. The Second Note is secured by the pledge of all of the shares of capital stock of Latin Node held by the Company at any time.

We valued the warrant issued to SIBL using the Black-Scholes pricing model thereby allocating a portion of the proceeds from the Second Note to the warrant using the relative fair value of the debt and warrant to the actual proceeds from the Second Note. The relative fair value of the warrant was $717,779 which we recorded as a discount to the Second Note. This amount will be accreted to interest expense over the life of the Second Note. During the three months ended June 30, 2007, $14,954 of the discount was accreted into interest expense. As of June 30, 2007, the carrying value of the Second Note with a face value of $5,000,000 was $4,297,175. As of June 30, 2007, we have accrued $14,954 of interest expense related to this note.

In connection with facilitating the transaction, SGC was granted 50,000 warrants exercisable within seven years with an exercise price of $5.00 per share. We have valued these warrants at $139,682 using the Black-Scholes pricing model. This amount has been recorded as deferred financing costs and is amortized into interest expense and other financing costs over the life of the debt of four years. During the three months ended June 30, 2007, we have amortized $2,910 into interest expense and other financing costs.

The warrants were valued using the Black-Scholes pricing model at $2.79 each utilizing the following factors:

Warrant lives	7 years
Volatility	70%
Risk-free interest rate	4.684%
Exercise price	$5.00
Market price	$4.16

In addition to the warrants, we paid SGC a $500,000 fee for facilitating the transaction. This amount has been recorded as deferred financing costs and is amortized into interest expense and other financing costs over the life of the debt of four years. During the three months ended June 30, 2007, we amortized $10,417 into interest expense and other financing costs.

Wireless Licenses

In January 2007, we closed on the sale of our wireless telecommunications license for Bloomington, Illinois. Proceeds from the sale amounted to $2.75 million and were received in cash at closing. In July 2007, we entered into a purchase agreement to sell our wireless telecommunications license for the U.S. Virgin Islands. The sales price will be $1.3 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

All of our current revenue is derived from sales and operations throughout the South Pacific region and Central and South America. The reporting currency for our unaudited interim consolidated condensed financial statements is the U.S. dollar. The functional currency for each of our operating entities is the respective local currency and a portion of revenue and costs in our international operations are denominated in the respective local currency. We have not undertaken foreign exchange hedging transactions and are completely exposed to foreign currency transaction risk for all transactions completed in foreign currencies. In the future we expect that we will continue to derive a majority of our revenue outside of the United States. Changes in the exchange rate could have a significant, and potentially adverse, effect on our results of operations. We are exposed to financial statement fluctuations as a result of translating the operating results and financial position of our operating subsidiaries around the world. For our statements of operations, all foreign currency transactions are converted to U.S. dollars at rates approximating those at the dates of the transactions. Changes in foreign exchange rates affect our reported profits and losses and cash flows and may distort comparisons from year to year.

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

Disclosure Controls and Procedures

As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, we concluded that as of June 30, 2007, our disclosure controls and procedures are not effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures.

As a result of the acquisitions consummated on January 31, 2006, February 1, 2006, and June 28, 2007, management identified control deficiencies in financial reporting departments that could result in errors in our financial reports and affect our ability to issue efficient, timely and effective financial reports. We have not yet made our assessment of Latin Node and there may exist control deficiencies in financial reporting departments that could result in errors in our financial reports and affect our ability to issue efficient, timely and effective financial reports. These material weaknesses are primarily attributable to the geographic distances between our operating locations, limited staffing levels and our staff’s limited familiarity with reporting requirements under U.S. GAAP and SEC regulations. Management is taking remedial steps to correct these weaknesses. We are continuing to integrate processes and systems and implement disclosure controls and procedures in these subsidiary operations, consistent with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

As of June 30, 2007, we have initiated the development of a plan to improve the effectiveness of the design and operation of our disclosure controls and procedures to ensure that the information requirements described above are met and the control deficiencies in financial reporting departments described above are corrected. Historically, we have lacked staff with public accounting experience and consequently, have relied heavily on Harley L. Rollins, our Chief Financial Officer. As a part of our implementation plan and to mitigate the reliance on Mr. Rollins, in February 2007, we appointed an internal auditor who is based in the South Pacific, and in April 2007, we hired a Vice President of Finance who is based in Ft. Lauderdale, both of whom are familiar with the requirements of U.S. GAAP and SEC regulations. In addition, we have initiated training of our current personnel on the controls and reporting requirements of U.S. GAAP and SEC regulations. Notwithstanding these improvements, the acquisition of Latin Node creates new challenges that we must address in order to have effective disclosure controls and procedures. Due to the fact that these remedial steps have not been completed, we have performed additional analyses and other post-closing procedures to ensure the consolidated financial statements contained in this Report were prepared in accordance with U.S. GAAP and SEC regulations.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

During 2003, Latin Node disputed certain billing transactions from a Colombian telecommunications provider. In September 2003, Latin Node filed a lawsuit against Citibank NA (“Citibank”) regarding a letter of credit (“LC”) in the amount of $350,000 held by Citibank in favor of the Colombian telecommunications provider. In addition, Latin Node filed a motion to prevent the payment of the LC and requested the release of the Certificate of Deposit held by Citibank. Latin Node has been attempting to negotiate a settlement with the Colombian telecommunications provider. As of June 30, 2007, the funds are still being held by Citibank.

From time to time, we are involved in various other legal matters. At June 30, 2007, management does not believe that any pending matters (except as disclosed above) are material to the consolidated condensed financial statements.

ITEM 1A.	RISK FACTORS

In addition to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2006, we have identified the following risk factors relating to Latin Node, our newly acquired 80% owned subsidiary. You should carefully consider the risk factors described below, together with the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2006, in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the identified risk factors, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. In addition, the trading price of our stock, when and if a market develops for our stock, could decline.

Risks Related to Latin Node’s Financial Performance and Growth Strategy

Latin Node has incurred significant losses since its inception.

We purchased Latin Node on June 28, 2007. Latin Node’s financial position and results of operations and cash flows are not reflected in our consolidated financial statements prior to that date. Latin Node has incurred significant losses since its inception. During the nine-month period ended March 31, 2007 Latin Node had a consolidated net loss of $7.1 million and during the fiscal year ended June 30, 2006 Latin Node had a consolidated net loss of $1.2 million. Although we believe we can achieve profitability in the future, we ultimately may not be successful. We may continue to generate net losses for the foreseeable future. If we are not able to achieve overall profitability or maintain any profitability that is achieved, the trading price of our stock, when and if a market develops for our stock, could decline.

As a result of being part of a public company, Latin Node may incur increased costs that may place a strain on its resources or divert its management’s attention from other business concerns.

As part of a public company, we will incur additional legal, accounting and other expenses that Latin Node did not incur in the past. The Sarbanes-Oxley Act requires us to maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight are required. These requirements may place a strain on our systems and resources and may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Latin Node’s Telecommunications Businesses

Each of Latin Node’s telecommunications business lines is highly sensitive to declining prices, which may adversely affect our revenues and margins.

The worldwide telecommunications industry has been characterized in recent years by intense price competition, which has resulted in a significant decline in both average per-minute price realizations and average per-minute termination costs. Many of our competitors in the telecommunications market segments in which we operate are aggressively pricing their services. This has led to continued erosion in pricing power, in both the retail and wholesale markets, forcing us to pass along a substantial portion of any savings we may be able to achieve on our per-minute costs to our customers in the form of lower prices. Any increase by us in pricing may result in prices not being as attractive, which may result in a reduction in revenue. Our prepaid calling card business is subject to a high level of price competition, which leads to difficulty in raising margins without affecting sales volume. If this trend continues or intensifies, it could have a material adverse effect on the revenues generated by our telecommunications business lines or our ability to maintain our margins.

To the extent Latin Node’s financial results fluctuate, it will effect our operating results and may affect the price of our securities.

Latin Node’s financial results fluctuate due to a number of factors, some of which are not under our control. These factors include the following:

•	The volume of traffic purchased by our wholesale customers, and their decisions on whether to route traffic over our network;

•	Decline in the portion of Latin Node’s total traffic that is carried over more lucrative routes, independent of route-specific price, cost or volume changes;

•	Technical difficulties or failures of network systems or third party delays in expansion or provisioning system components;

•	Unforeseen capital expenditures required to expand, upgrade or simply maintain the network;

•

Our ability to manage distribution arrangements and provision of retail offerings, including card printing, marketing, usage tracking, web-based offerings and customer service requirements, and resolution of associated disputes;

•	Increased competitive pricing pressure in the international long distance market;

•	Changes in call volume among the countries to which calls are completed;

•	The loss of arbitrage opportunities resulting from declines in international settlement rates or tariffs;

•	Our ability to negotiate lower termination fees charged by local providers;

•	Our continuing ability to negotiate competitive costs to connect our network with those of other carriers and Internet backbone providers;

•	Our ability to manage traffic on a constant basis so that routes are profitable;

•	Currency fluctuations and other political or economic restrictions in countries where we operate.

•	Fraudulently sent or received traffic which is unbillable, for which we may be liable;

•	Credit card fraud in connection with our retail customers; and

•	Our ability to collect from customers.

Latin Node may not be able to obtain sufficient or cost-effective termination capacity to particular destinations.

Most of our telecommunications traffic is terminated through third-party providers. In order to support our level of demand in existing geographic markets, we may need to obtain additional termination capacity. In addition, in order to support our demand for new geographic markets, we will need to obtain termination capacity in those markets. We may not be able to obtain sufficient termination capacity from high-quality carriers to particular geographic markets or may have to prepay significant amounts to obtain such capacity. This could result in our not being able to support our minutes-of-use demands or in a higher cost-per-minute to particular destinations, which could adversely affect our revenues and margins.

The termination of Latin Node’s carrier agreements with foreign partners or Latin Node’s inability to enter into carrier agreements in the future could materially and adversely affect our ability to compete in foreign countries, which could reduce our revenues and profits.

We rely upon carrier agreements with foreign partners in order to provide telecommunications services to our customers. These carrier agreements are for finite terms and, therefore, there can be no guarantee that these agreements will be renewed. Our ability to compete in foreign countries would be adversely affected if our carrier agreements with foreign partners were terminated or we were unable to enter into carrier agreements in the future to provide our telecommunications services to our customers, which could result in a reduction of our revenues and profits.

Due to the interconnected nature of the telecommunications business, several of Latin Node’s customers and providers are also its competitors, which may result in competitive conflicts that could hamper Latin Node’s growth and financial results.

In the wholesale market, we compete with several of our own customers and providers. This competition is generally destination-specific: a customer of ours may utilize our network to deliver calls to one country, but we will utilize that same customer’s network to deliver calls to another country. It is possible that one of these competitors will reduce the amount of traffic they send to us in order to impact us financially, which may result in decreased revenues and profits.

In the United States, we provide certain retail services that directly compete with retail services offered by some of our wholesale customers. Such competition may cause the wholesale customer to divert their wholesale traffic to other providers.

In the Latin America, We provide retail services that directly compete with some of the wholesale providers that terminate our calls in that market. Such competition may cause them to reduce the termination capacity they make available to us or to increase our termination costs.

To the extent Latin Node’s customers, particularly Latin Node’s wholesale carrier customers, experience financial difficulties, it could adversely affect our revenue and profitability.

As a wholesale provider of international long distance services, we depend upon sales of transmission and termination of traffic to other long distance providers, and the collection of receivables from those customers. Since 2002, several of these customers have declared bankruptcy or otherwise faced financial difficulties. Even as this segment of the industry has stabilized somewhat over the past two years, the wholesale market continues to feature many smaller, less financially stable companies. If continued weakness in the telecommunications industry reduces our ability to collect accounts receivable from our major customers, particularly wholesale carrier customers, we may experience significant write-offs related to the provision of wholesale carrier services, which could adversely affect our revenue and profitability.

Our international operations are subject to several risks that could materially adversely affect our business.

Because we provide many of our services internationally, we are subject to additional risks related to operating in foreign countries, including:

•	Unexpected changes in tariffs, trade barriers and regulatory requirements relating to Internet access or VoIP;

•	Economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	Difficulty in collecting accounts receivable;

•	Tax, consumer protection, telecommunications, and other laws that create additional expenses or may be unfavorable to us;

•

Compliance with tax, employment, securities, immigration, labor and other laws for employees living and traveling, or conducting business, abroad, which may subject them or us to criminal or civil penalties;

•	Foreign taxes including withholding of payroll taxes;

•	Foreign currency fluctuations, which could result in increased operating expenses and reduced revenues;

•	Unreliable government power to protect our rights;

•	Exposure to liability under the Foreign Corrupt Practices Act or similar laws in foreign countries; and

•	Inadequate insurance coverage to address these risks.

Latin Node may undertake strategic mergers and acquisitions that could be difficult to integrate or could damage our business.

Through Latin Node, we may acquire additional businesses and technologies that complement or augment our existing businesses, services and technologies. We may also enter into strategic partnerships to do this. We may need to raise additional funds through public or private debt or equity financing or issue more shares to affect such activities, which may result in dilution for shareholders and the incurrence of indebtedness. We may have difficulty integrating any additional businesses into our existing business and the process of any acquisitions or subsequent integration could divert management’s attention and expend our resources. If we are unable to effectively integrate any new business into our overall business operations, our costs may increase and our business results may suffer significantly. We may not be able to operate acquired businesses profitably or otherwise implement our growth strategy successfully.

We may need to sell existing assets or businesses in the future to generate cash or focus our efforts on making our core wholesale business profitable. As with many companies in our sector that have experienced rapid growth in recent years, we may need to reach profitability in one market before entering another.

Increased competition in the consumer and business telephone market, particularly from the regional bell operating companies, or RBOCs, and cable operators, could limit our ability to grow, and accelerate revenue declines and profit declines in that area.

We offer stand-alone long distance phone service to residential and business subscribers throughout the United States and we offer local service, bundled with long distance service, to residential subscribers in 13 states. The U.S. consumer phone services industry is characterized by numerous entities competing for a relatively static number of customers, leading to a high customer turnover rate because customers frequently change service providers in response to offers of lower rates or promotional incentives. Competition in the United States to provide phone services in intense. Our primary competitors in the long distance market include major long distance carriers such as AT&T, MCI, Verizon and Sprint. Our primary competitors in the local markets include the RBOCs which are well funded and enjoy a virtual monopoly as the Incumbent Local Exchange Carrier (“ILEC”), in its respective territory. In a battle for market share, the RBOCs have considerable resources and we expect the RBOCs to continue to increase their share of the long distance market. Some of our competitors offer products and services available as part of their bundled service offerings, such as wireless services and high speed Internet access, that we do not presently offer as a bundled service offering.

We also compete in the consumer phone services market with cable operators. Many cable operators market their cable telephony product as a VoIP service, so they do not charge certain fees, such as the Subscriber Line Charge and the Federal Excise Tax, to subscribers, thus permitting the cable operators to provide their service at highly competitive rates. Cable operators also offer television and high-speed Internet access along with their telephony product, providing a “one stop shopping” service. In addition, we are at a disadvantage to cable operators because cable operators own their own network and are not reliant on ILEC facilities to provide service, nor are they affected by regulatory uncertainty facing access to and the cost of ILEC facilities. In particular, we face a competitive challenge because Cablevision and Time Warner—two cable operators that have been particularly aggressive in rolling out a cable telephony product—have clusters of cable franchises that cover the same geographic areas where a high percentage of our local telephony subscribers are located.

In the consumer phone services market, we also compete with VoIP operators, who provide service over a customer’s existing broadband Internet connection. While these operators have captured a relatively small portion of the overall market to date, their share is growing.

Because Latin Node’s calling cards generate the bulk of its retail revenue, future growth and results of operations are substantially dependent upon continuing growth in this business, where significant competition exists.

We compete in the prepaid calling card market with many of the established facilities-based carriers, such as AT&T, MCI, Verizon and Sprint, as well as large specialized outfits such as IDT, CVT, STI, Locus, Touchtel and Dollarphone. These companies have substantially larger prepaid calling card businesses, have greater financial, technical, engineering, personnel and marketing resources, longer operating histories, greater name recognition and larger customer bases than us.

In addition to these larger competitors, we face significant competition from smaller calling card providers, who from time-to-time offer rates that are substantially below ours, and in some instances below what we believe to be the cost to provide the service, in order to gain market share. This type of pricing by one or more competitors can adversely affect revenues and profits.

If we are not able to increase or maintain our sales of prepaid calling cards, the overall growth rate and results of our retail business could suffer. Further, if our competitors decide to utilize their greater resources or operate at lower levels of profitability in order to more aggressively market their products and services, our retail revenue and profitability could be adversely affected.

Future disruptive new technologies could have a negative effect on our businesses.

VoIP technology, upon which our business is based, did not exist and was not commercially viable until relatively recently. VoIP technology is having a disruptive effect on traditional telephone companies, whose businesses are based on other technologies. Similarly, we are subject to the risk of future technological developments. If new technologies are developed that are able to deliver competing voice services at lower prices, better or more conveniently, our revenue and profitability could be adversely affected.

Intellectual Property and Regulatory Risks

We may be adversely affected if Latin Node failed, or fails, to protect proprietary technology acquired.

We depend on proprietary technology and other intellectual property rights in conducting our various business operations. We rely on a combination of copyrights, trademarks, non-disclosure agreements and other contractual rights to establish and protect our proprietary rights. Failure of our copyrights, trademarks, non-disclosure agreements and other contractual rights to provide protection of our technology and our intellectual property rights could enable our competitors to more effectively compete with us and have an adverse effect on our business, financial condition and results of operations.

In addition, we may be required to litigate in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Any such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition or results of operations.

Federal, state, local and international government regulations may enact legislation that may reduce our ability to provide services or make our business less profitable.

Our ability to provide VoIP communications services at attractive rates arises in large part from the fact that VoIP services are not currently subject to the same level of regulation as traditional, switch-based telephony. As such, VoIP providers can currently avoid paying some of the charges that traditional telephone companies must pay. Local exchange carriers are lobbying the FCC and the states to regulate VoIP on the same basis as traditional telephony services. Congress, the FCC and several states are examining this issue. If these regulators decide to increase VoIP regulations, they may impose surcharges, taxes or additional regulations upon providers of Internet telephony. These surcharges could include access charges payable to local exchange carriers to carry and terminate traffic or other charges and fees. The imposition of any such additional fees, charges, taxes and regulations on IP communications services could increase our costs and may limit or eliminate our competitive pricing advantages. In addition, we expect that regulations requiring compliance with the Communications Assistance for Law Enforcement Act (CALEA), or provision of 911 services required for traditional telecommunications providers, could place a significant financial burden on us depending on the technical changes required to accommodate the requirements. As a result of recent FCC actions regarding interconnect VoIP, we believe states may attempt to impose new or additional regulatory obligations and require us to pay additional charges and taxes. As a result, our business, financial condition and results of operations could be materially and adversely affected.

We may become subject to increased price competition from other carriers due to federal regulatory changes in determining international settlement rates.

Revenues from, and payments made in connection with, international service reflect payments under agreements between us and foreign telecommunications administrations or private carriers, which are influenced by the guidelines of the international tariff and trade regulations and cover virtually all international calls to and from the United States. Various factors, including declining settlement rates, could affect the amount of net settlement payments from carriers to us in future years. These include changes in the proportion of outgoing as opposed to incoming calls. Any federal regulatory change to international telecommunications policy and/or settlement rates, may adversely affect our revenues costs and profitability.

Latin Node’s ability to offer services outside the United States is subject to the local regulatory environment, which may be unfavorable and complicated.

Regulatory treatment of Internet telephony outside the United States varies from country to country. We distribute our products and services through resellers that may be subject to telecommunications regulations in their home countries. The failure of these resellers to comply with these laws and regulations could reduce our revenue and profitability. Because of our relationship with the resellers, some countries may assert that we are required to register as a telecommunications carrier in that country. In such case, our failure to do so could subject us to regulatory action such as fines or penalties. In addition, some countries are considering subjecting VoIP services to the regulations applied to traditional telephone companies. Regulatory developments such as these could have a material adverse effect on our operating results.

In many countries in which we operate or our services are sold, the status of the laws that may relate to our services is unclear. We cannot be certain that our customers, resellers, or other affiliates are currently in compliance with regulatory or other legal requirements in their respective countries, that they or we will be able to comply with existing or future requirements, and/or that they or we will continue in compliance with any requirements. Our failure or the failure of those with whom we transact business to comply with these requirements could materially adversely affect our business, financial condition and results of operations.

New regulations may increase Latin Node’s cost of doing business and subject it to additional liability.

Our need to comply with new regulations may increase our cost of doing business, which means we may need to raise our prices or lower our margins. This could adversely affect our ability to be competitive and to become profitable. In addition, as we begin to offer new products and services the failure of such products and services to perform or function properly may also subject us to legal claims or actions from our customers.

New and existing laws may cover areas that impact our business and include, but are not limited to:

•	sales, excise and other taxes;

•	user privacy

•	pricing controls;

•	export and international commerce related transactions

•	characteristics and quality of products and services;

•	consumer protection; and

•	encryption.

While we expect additional regulation of our industry in some or all of these areas, and we expect continuing changes in the regulatory environment as new and proposed regulations are reviewed, revised and amended, we cannot predict with certainty what impact new laws in these areas will have on us, if any.

Other Risks

We may not be able to attract and retain the talent necessary to successfully continue and grow the business.

Due to the highly specialized training of our personnel, talent flight creates knowledge transfer issues. Unforeseen talent flight of key technical personnel could impact our operational efficiency and could place competitors at an unfair advantage.

Latin Node’s business is highly dependent on a highly sophisticated technical infrastructure.

Our organization is highly dependent on specialized software platform as well as a sophisticated hardware infrastructure, which may both be subject to security breaches from external sources and result in substantial losses to the business. In the event that a breach of security reaches our customer database, we could be subject to customer complaints for breach of privacy laws (Gramm-Leach-Bliley Act) as well as consumer protection regulations.

We may not be able to maintain our routing, reporting, and billing systems and related databases adequately and cost-effectively to accommodate our continuing needs.

Our business requires the tracking of enormous volumes of data in order to manage traffic, margin, revenue, and customer accounts. We constantly measure and upgrade our technical capabilities, and develop new tools to address our needs. If we do not maintain these systems or modify them in an appropriate manner, or bill our customers properly, our business will be adversely affected.

Latin Node depends on third-party vendors for both physical network and information systems.

If these vendors discontinue support for the systems or fail to maintain quality in future releases, the quality of our services, the development of new services and features and the quality of information needed to manage our business could be adversely affected. The failure of those vendors to perform their services in a timely and effective manner at acceptable costs could materially harm growth and the ability to monitor costs, bill customers, provision customer orders, maintain the network and achieve operating efficiencies.

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

In June 2007 and in connection with our purchase of a controlling interest in Latin Node, we issued 375,000 shares of our common stock. The shares were issued as additional consideration for the purchase of the interest. This transaction was exempt from registration under the Securities Act in reliance on Section 4(2) of the Act.

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

Consummation of the Laurus funding and, in particular, the guaranty by Elandia of the Latin Node obligations, violated certain restrictions contained in the Continuing Guaranty Elandia executed in connection with the loan from ANZ and gave rise to an event of default under the Loan Agreement with ANZ. Upon an occurrence of an event of default, ANZ may terminate the Loan Agreement and accelerate the loan. As of June 30, 2007, the amount outstanding to ANZ was $5,760,762. ANZ has verbally consented to the Guaranty by Elandia in connection with the Laurus Facility and waived any event of default under the Loan Agreement. Management of Elandia is currently in the process of obtaining written confirmation of this consent and waiver. Since a formal written waiver of this event of default has not been received, $700,982 due to ANZ at June 30, 2007 has been reclassified as a current liability on our unaudited interim consolidated condensed balance sheet.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.47	Executive Employment Agreement between the Company and Laura Janke Jaeger dated April 23, 2007.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELANDIA, INC.

Date: August 20, 2007	By:	/s/ Harry G. Hobbs
Harry G. Hobbs
Chief Executive Officer

Date: August 20, 2007	By:	/s/ Harley L. Rollins
Harley L. Rollins
Chief Financial Officer

Exhibit Index

Exhibit Number	Description

10.47	Executive Employment Agreement between the Company and Laura Janke Jaeger dated April 23, 2007.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.