Form 10-Q
period 2007-09-30
ELANDIA INTERNATIONAL INC.
filed 2008-01-10
CIK 1352819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-51805

ELANDIA INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	71-0861848
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1500 Cordova Road

Suite 312

Fort Lauderdale, FL 33316

(Address of principal executive offices, including zip code)

(954) 728-9090

(Registrant’s telephone number, including area code)

ELANDIA, INC.

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

As of January 4, 2008, the registrant had 17,029,315 shares of common stock, $0.00001 par value per share, outstanding.

ELANDIA INTERNATIONAL, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ELANDIA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$2,301,497	$1,211,124
Accounts Receivable (net of $2,543,199 and $1,174,754 allowance for doubtful accounts at September 30, 2007 and December 31, 2006, respectively)	16,834,007	5,794,073
Inventories	4,077,138	3,969,981
Prepaid Expenses	3,139,369	1,164,691
Other Current Assets	1,257,080	253,915
Deferred Tax Asset — Current Portion	1,134,185	649,210

Total Current Assets	28,743,276	13,042,994

Restricted Cash	20,165	—
Deferred Acquisition Costs—Desca	339,188	—
Property and Equipment, Net	12,396,810	8,966,083
Deferred Tax Asset	—	159,699
Due From Affiliates	41,393	—
Security Deposits	643,312	—
Telecommunications Licenses and agreements	3,630,000	344,000
Telecommunications Licenses — Held for Sale	445,743	1,102,740
Customer Lists (net of $718,814 and $395,349 accumulated amortization at September 30, 2007 and December 31, 2006, respectively)	2,300,186	2,623,651
Contract Rights (net of $2,246,301 and $1,235,464 accumulated amortization at September 30, 2007 and December 31, 2006, respectively)	2,477,699	3,488,536
Deferred Financing Costs (net of $553,181 and $0 of accumulated amortization at September 30, 2007 and December 31, 2006, respectively)	3,475,428	—
Goodwill	12,931,575	12,929,851
Investment in Joint Ventures and Other	530,884	—

Total Assets	$67,975,659	$42,657,554

ELANDIA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities
Accounts Payable (including bank overdraft facility of $649,524 and $657,281 at September 30, 2007 and December 31, 2006, respectively)	$11,771,991	$6,195,229
Accrued Expenses (including $5,968,021 accrued for long distance termination charges)	11,010,885	4,748,928
Current Portion of Long-Term Debt and Capital Lease Obligations	7,530,233	4,246,019
Income Taxes Payable	305,949	839,653
Notes Payable — Current Portion	916,668	—
Customer Advances	811,383	—
Deferred Revenue	1,197,400	712,164
Deferred Gain on Sale Leaseback — Related Party	297,056	336,716
Liabilities from Discontinued Operations	1,287,123	1,312,740

Total Current Liabilities	35,128,688	18,391,449

Long-Term Liabilities
Long-Term Debt and Capital Lease Obligations	851,542	767,547
Long-Term Debt — Convertible — Related Party, Net of Discount of $3,722,432 and $0 at September 30, 2007 and December 31, 2006, respectively	26,577,568	3,300,000
Accrued Interest — Related Party	1,803,280	—
Notes Payable, Net of Current Portion	4,583,332	—
Deferred Tax Liability	39,157	45,321
Deferred Gain on Sale Leaseback, Net of Current Portion — Related Party	386,095	598,973
Minority Interest Purchase Price Obligation	896,857	—
Warrant Liability	240,446	—

Total Long-Term Liabilities	35,378,277	4,711,841

Total Liabilities	70,506,965	23,103,290

Commitments and Contingencies

Minority Interest	1,417,964	1,335,920

Stockholders’ Equity (Deficiency)
Common Stock, $0.00001 par value; 50,000,000 shares authorized; 13,516,315 and 13,060,314 shares issued at September 30, 2007 and December 31, 2006, respectively, and 13,516,315 and 13,114,315 shares outstanding at September 30, 2007 and December 31, 2006, respectively	135	130
Additional Paid-In Capital	44,057,113	41,562,041
Accumulated Deficit	(47,905,803)	(23,698,775)
Accumulated Other Comprehensive (Loss) Income	(100,715)	354,948

Total Stockholders’ (Deficiency) Equity	(3,949,270)	18,218,344

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$67,975,659	$42,657,554

The accompanying notes are an integral part of these consolidated condensed financial statements (unaudited).

ELANDIA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
REVENUE (includes $9,048,053 and $7,725,202 for the three months ended September 30, 2007 and 2006, respectively, and $26,259,436 and $20,089,290 for the nine months ended September 30, 2007 and 2006, respectively, from a consolidated subsidiary in which the Company owns a 50% interest) (Footnote 5)	$50,450,321	$13,008,220	$79,292,617	$33,343,048
COSTS AND EXPENSES
Cost of Revenue	41,999,995	7,162,831	57,272,068	17,707,915
Operating Expenses	3,334,411	2,462,049	8,310,525	6,344,284
General and Administrative Expenses (including stock-based compensation expense of $0 for the three months ended September 30, 2007 and $337,774 for the nine months ended September 30, 2007)	6,613,843	3,118,076	14,396,686	8,795,029
Portion of Purchase Price Charged Upon Acquisition of Latin Node (Footnote 3 and 6)	—	—	18,183,994	—
Depreciation and Amortization	773,966	643,565	2,134,273	1,724,122
Amortization of Intangible Assets	444,768	619,742	1,334,301	1,652,646

Total Costs and Expenses	53,166,983	14,006,263	101,631,847	36,223,996

OPERATING LOSS	(2,716,662)	(998,043)	(22,339,230)	(2,880,948)
OTHER (EXPENSE) INCOME
Interest Expense and Other Financing Costs	(1,806,546)	(146,445)	(3,696,940)	(517,772)
Interest Income	488		606,699
Other	252,771	(44,528)	207,327	(41,949)
Gain on Sales Leaseback — Related Party	84,180	84,179	252,539	224,476
Gain on Sale of Telecommunications License	—	—	1,842,875	—
Foreign Exchange Gain	351,436	118,941	491,738	450,136

Total Other (Expense) Income	(1,117,671)	12,147	(295,762)	114,891

NET LOSS BEFORE INCOME TAX	(3,834,333)	(985,896)	(22,634,992)	(2,766,057)
Income Tax Expense	(248,309)	(232,900)	(819,701)	(803,757)
Minority Interest in Net Profit After Tax	(258,574)	(291,505)	(773,468)	(843,713)

LOSS FROM CONTINUING OPERATIONS	(4,341,216)	(1,510,301)	(24,228,161)	(4,413,527)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(1,660)	(133)	21,133	(6,979)

NET LOSS	$(4,342,876)	$(1,510,434)	$(24,207,028)	$(4,420,506)

Basic and Diluted Net Loss per Share
Loss from Continuing Operations	$(0.32)	$(0.12)	$(1.83)	$(0.36)
Loss from Discontinued Operations	—	—	—	—

Net Loss	$(0.32)	$(0.12)	$(1.83)	$(0.36)

Weighted Average Basic and Diluted Shares Outstanding	13,516,315	13,060,314	13,233,831	12,417,064
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Net Loss	$(4,342,876)	$(1,510,434)	$(24,207,028)	$(4,420,506)
Foreign Currency Translation Adjustment	(360,317)	79,989	(455,663)	230,202

Comprehensive Loss	$(4,703,193)	$(1,430,445)	$(24,662,691)	$(4,190,304)

The accompanying notes are an integral part of these consolidated condensed financial statements (unaudited).

ELANDIA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficiency)
	Shares	Amount
Balances — January 1, 2007	13,060,314	$130	$41,562,041	$(23,698,775)	$354,948	$18,218,344
Issuance of common stock to Directors for services	27,000	—	112,590	—	—	112,590
Issuance of common stock to Officer for services	54,001	1	225,184	—	—	225,185
Fair value of warrants granted to majority stockholder in connection with $25.3 million convertible promissory note	—	—	4,190,690	—	—	4,190,690
Fair value of warrants granted to majority stockholder in connection with $5.0 million convertible promissory note	—	—	857,461	—	—	857,461
Issuance of common stock in connection with acquisition of Latin Node	375,000	4	1,563,746	—	—	1,563,750
Fair value of warrants granted to majority stockholder in connection with $13.0 million debt financing	—	—	83,809	—	—	83,809
To record the effective acquisition of Latin Node’s minority interest in connection with the put and call options	—	—	(4,538,408)	—	—	(4,538,408)
Foreign currency translation adjustment	—	—	—	—	(455,663)	(455,663)
Net loss for the nine months ended September 30, 2007	—	—	—	(24,207,028)	—	(24,207,028)

Balances — September 30, 2007	13,516,315	$135	$44,057,113	$(47,905,803)	$(100,715)	$(3,949,270)

The accompanying notes are an integral part of these consolidated condensed financial statements (unaudited).

ELANDIA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(24,207,028)	$(4,420,506)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:		—
Depreciation and Amortization	2,134,273	1,724,122
Amortization — Intangible Assets	1,334,302	1,652,646
Amortization of Deferred Financing Costs and Interest Expense	1,180,490	—
Non-cash Stock Compensation	337,774	100,000
Minority Interest in Net Income	773,468	843,713
Gain on Sale of Telecommunications License	(1,842,875)	—
Portion of Purchase Price Charged Upon Acquisition of Latin Node	18,183,994	—
Bad Debt Expense (Recovery)	136,938	(56,992)
Foreign Currency Exchange Gain	(491,738)	(450,136)
Gain on Sale Leaseback — Related Party	(252,539)	(224,476)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(2,641,102)	1,537,909
Assets from Discontinued Operations	—	452,131
Liabilities from Discontinued Operations	(25,617)	(38,814)
Accounts Payable	(1,580,568)	(7,511,362)
Accrued Interest on Long-term debt — related party	1,803,280	—
Accrued Expenses	1,733,803	4,266,744
Income Taxes Payable	(533,704)	362,128
Inventories	(79,715)	(735,624)
Other Current Assets	(1,390,204)	413,048
Customer Advances	(943,828)	—
Prepaid Expenses	1,046,729	(53,803)
Due from Affiliates	97,659	—
Deferred Revenue	485,236	321,072

TOTAL ADJUSTMENTS	19,466,058	2,602,306

CASH USED IN OPERATING ACTIVITIES	(4,740,972)	(1,818,200)

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted Cash	20,165	—
Investment in Joint Ventures and Other	(182,870)	—
Other Long-Term Assets	(58,623)	—
Cash Acquired in Business Acquisition	—	252,153
Cash Acquired in Latin Node Acquisition	391,964	—
Acquisition Cost Incurred — Datec	—	(504,544)
Acquisition Cost Incurred — Desca	(339,188)	—
Acquisition Cost Incurred — Latin Node	(716,677)	—
Cash Advanced to Latin Node — Pre-Acquisition	(5,175,000)	—
Notes Receivable — Latin Node	(20,000,000)	—
Acquisition of Telecommunications License	—	(165,000)
Proceeds from Sale of Telecommunications License, Net of Selling Expenses	2,630,272	—
Purchases of Property and Equipment	(1,506,554)	(1,104,014)

CASH USED IN INVESTING ACTIVITIES	(24,936,511)	(1,521,405)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from Related Parties	—	92,760
Proceeds from Revolver Facility — Related Party	—	3,200,000
Proceeds from Convertible Promissory Note — Related Party	27,000,000	—
Financing Costs Paid — Convertible Promissory Note – Related Party	(2,120,000)	—
Proceeds from Long-Term Debt	5,500,000	467,527
Financing Costs Paid – Long-Term Debt	(885,943)	—
Proceeds from Line of Credit and Capital Leases	2,571,362	484,333

	Nine Months Ended September 30,
	2007	2006
Principal Payments of Long-Term Debt and Capital Lease Obligations	(629,540)	(128,580)
Dividends Paid to Minority Interest Holders	(761,839)	(695,478)

CASH PROVIDED BY FINANCING ACTIVITIES	30,674,040	3,420,562

Effect of Exchange Rate Changes on Cash and Cash Equivalents	93,816	(2,350)

NET INCREASE IN CASH	1,090,373	78,607
CASH — Beginning	1,211,124	322,024

CASH — Ending	$2,301,497	$400,631

ELANDIA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid During the Periods For:
Interest	$751,317	$258,980
Taxes	$621,728	$63,228
Acquisition of Operating Subsidiaries: Datec Group, Ltd.:
Cash Acquired in Acquisition	$—	$252,153
Accounts Receivable	—	7,416,900
Prepaid Expenses and Other Current Assets	—	1,164,786
Inventory	—	3,324,940
Current Liabilities	—	(12,628,687)
Taxes Payable	—	(1,752,278)
Long-Term Liabilities	—	(1,645,411)
Minority Interest	—	(805,937)
Goodwill Recognized in Business Acquisition	—	7,357,814
Intangible Assets Recognized with Business Acquisition	—	8,187,344
Other Assets	—	823,628
Property, Plant and Equipment	—	3,624,999

Total Non-Cash Consideration	$—	$15,320,251

Acquisition of Minority Interest in AST Telecom, LLC:
Wireless licenses	$—	$600,000
Customer lists	—	1,176,875
Contract rights	—	1,081,850
Goodwill	—	1,641,227
Other assets	—	1,041,656

Total non-cash consideration	$—	$5,541,608

Acquisition of Latin Node, Inc.:
Cash Acquired in Acquisition	$391,964	$—
Restricted Cash	397,574	—
Accounts Receivable	8,535,769	—
Prepaid Expenses and Other Current Assets	3,334,885	—
Accounts Payable	(7,157,330)	—
Accrued Expenses	(5,847,664)	—
Advances from Customers	(1,755,211)	—
Current Portion of Long-Term Debt	(652,529)	—
Long-Term Liabilities	(773,858)	—
Intangible Assets Recognized with Business Acquisition	3,286,000	—
Due from Affiliates	139,052	—
Investments in Joint Ventures and Other	348,014	—
Security Deposits	584,689	—
Property, Plant and Equipment, net	4,161,935	—
Minority Interest Purchase Price Obligation	(896,857)
Portion of Purchase Price Charged Upon Acquisition of Latin Node	18,183,994	—
Non-Cash Consideration — Common Stock	(1,563,750)	—

Cash Paid for Acquisition	$20,716,677	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of Equipment with Issuance of Note Payable and Capital Leases	$98,325	$—
Fair Market Value of Warrants Granted in Connection with Convertible Promissory Notes and Long-Term Debt	$5,131,960	$—
Accrued Interest Income on Note Receivable — Latin Node	$607,462	$—
Accrued Interest Expense on Convertible Promissory Note — Related Party	$1,837,274	$—
Conversion of Note Receivable to Investment in Latin Node	$20,000,000	$—

The accompanying notes are an integral part of these consolidated condensed financial statements (unaudited).

ELANDIA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(UNAUDITED)

NOTE 1—Nature of Business

eLandia International, Inc., formerly known as eLandia, Inc., (“eLandia,” “Company,” “we,” “us,” and/or “our”), through its subsidiaries, is a telecommunications service provider and an information solutions and services provider, offering a wide range of technology products, Internet access service, professional services and other solutions to American Samoa, Papua New Guinea, Fiji and Other Pacific Island Nations, and Central and South America regions. The products and services we offer in each of the geographic areas we serve varies depending on the infrastructure, existing telecommunication systems and the needs of the region. Generally, however, our telecommunications operations include wholesale and retail long-distance service (including the use of Voice over Internet Protocol (“VoIP”) technology), wireless coverage and Internet access. Our software solutions include Microsoft products, database applications, accounting applications and other system applications. We also offer peripheral products including fax machines, copiers, telephones and general office equipment. Our hardware offerings include PBX hardware, servers, routers and switching systems. In addition, we offer professional services to assist our customers in implementing customized solutions to meet their business needs. These services include application development, systems integration, training and maintenance and support.

NOTE 2—Basis of Presentation

Our unaudited interim consolidated condensed financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and reflect all adjustments that are necessary for a fair presentation of the results for interim periods. Except for a portion of the purchase price charged upon acquisition of Latin Node, as more fully disclosed in footnote 3 and 6, and the related revaluation of certain warrants issued in connection with obtaining debt as part of the acquisition, all adjustments made were of a normal recurring nature. Certain information and footnote disclosures normally included in interim financial statements prepared according to accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. As a result, you should read these unaudited interim consolidated condensed financial statements along with the audited consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on April 18, 2007. Operating results for the interim period should not be viewed as representative of results that may be expected for the year ending December 31, 2007.

Certain reclassifications have been made to the December 31, 2006 balance sheet to conform to the September 30, 2007 presentation. These reclassifications have no effect on our previously reported consolidated net loss.

NOTE	3—Acquisition Contingency, Restatement of Previously Filed Financial Statements and Latin Node Management Restructuring

Subsequent to the filing of the Company’s unaudited interim consolidated condensed financial statements as of and for the three and six months ended June 30, 2007 and 2006 filed with the Securities and Exchange Commission on August 20, 2007, information was discovered that suggested possible misstatements in connection with the recording of the acquisition of Latin Node, Inc. and Subsidiaries, (“Latin Node”) on June 28, 2007 (See Footnote 6).

As disclosed in our Current Report on Form 8-K/A filed with the SEC on September 14, 2007, we engaged in a review of Latin Node’s internal controls and legal compliance procedures within its finance and accounting departments as a part of our acquisition and integration of Latin Node. As a result of this review, certain past payments to consultants in Central America were identified as having been made in the absence of adequate records and controls for a U.S. public company. We have initiated an investigation to determine whether any direct or indirect payments by consultants used by Latin Node prior and subsequent to its acquisition by us were made in violation of the FCPA (“Foreign Corrupt Practices Act”). The investigation of the FCPA Matter is being conducted by a Special Committee of the Board of Directors of the Company. The Special Committee has retained independent legal counsel to assist in the investigation of the FCPA Matter.

On November 14, 2007, our management and Board of Directors received a preliminary oral report regarding the investigation of the FCPA Matter. The investigation has preliminarily revealed certain payments from Latin Node that may have been made in violation of the FCPA. The investigation is ongoing and there may be other payments by Latin Node that may have been made in violation of the FCPA.

Based on the preliminary results of the investigation of the FCPA Matter, eLandia and/or Latin Node may be subject to fines and penalties assessed by governmental authorities, and will incur substantial expenses associated with investigating the FCPA. The adjustment, which has been recorded effectively as of June 30, 2007, relates to the reallocation of the $22,280,427 purchase price along with the revaluation of certain warrants issued in connection with obtaining debt as part of the acquisition. eLandia conducted a valuation of the acquired business of Latin Node, including the assets acquired and the liabilities assumed in order to evaluate whether the purchase price paid for Latin Node represented fair value. This valuation considered the alleged misrepresentations by the sellers about the FCPA matter, as well as the Latin Node management restructuring described above. Elandia determined that the $22.3 million purchase price was approximately $18.2 million in excess of the fair value of the assets of Latin Node. Elandia has not yet determined its future course of action, including whether it has recourse to the sellers of Latin Node. Elandia found that due to the cost of the FCPA investigation, the resulting fines and penalties to which it may be subject, the termination of Latin Node’s senior management, and the loss of business, it has allocated approximately $18.2 million of the purchase price as a direct charge to operations during the quarter ended June 30, 2007.

Effective November 19, 2007, the Board of Directors of Latin Node terminated the employment of the Chief Executive Officer of Latin Node and certain other members of senior management. These terminations are part of a restructuring of the senior management of Latin Node. We remain committed to our investment in Latin Node and will continue to work to ensure the future growth and profitability of Latin Node.

The investigation of the FCPA Matter has not been completed, and accordingly, there is no assurance that additional adjustments will not be necessary and that such adjustments, which could include further reductions in the carrying values of Latin Node’s Assets, will not be material.

The effect of the restatement on the Company’s previously issued unaudited interim consolidated condensed financial statements as of and for the three and six months ended June 30, 2007 is as follows:

	Restated Balance Sheet as of June 30, 2007
	As Reported	Adjustments	Restated
ASSETS
Total Current Assets	$29,306,238		$29,306,238
Telecommunications Licenses and Agreements	2,344,000	1,286,000	3,630,000
Deferred Financing Costs	3,656,255	149,052	3,805,307
Goodwill	35,431,661	(22,576,961)	12,854,700
Other Long-Term Assets	20,075,936		20,075,936

TOTAL ASSETS	$90,814,090	$(21,141,909)	$69,672,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total Current Liabilities	$32,633,880		$32,633,880

Warrant Liability	1,072,887	(832,441)	240,446
Minority Interest Purchase Price Obligation—Latin Node	4,003,824	(3,106,967)	896,857
Notes Payable, Net of Discount	4,429,100	981,493	5,410,593
Other Long-Term Liabilities	28,609,269		28,609,269

Total Long-Term Liabilities	38,115,080	(2,957,915)	35,157,165

Total Liabilities	70,748,960	(2,957,915)	67,791,045

Minority Interest	1,127,216		1,127,216
Accumulated Deficit	(25,378,936)	(18,183,994)	(43,562,930)
Other Stockholders’ Equity	44,316,850		44,316,850

Total Stockholders’ Equity	18,937,914	(18,183,994)	753,920

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$90,814,090	$(21,141,908)	$69,672,181

eLandia has also discovered that one of Latin Node’s primary vendors has disputed the amounts owed to it by Latin Node, claiming that it was underpaid by approximately $4.4 million. This vendor accounted for approximately 16.1% of Latin Node’s 2007 cost of sales and has terminated its contract with Latin Node effective as of November 2, 2007. The Company has identified and currently obtaining services from other vendors that are providing it with substantially similar services. We are currently reviewing the basis for this claim and we intend to vigorously defend any legal claim that may arise from these disputed amounts. We have not recorded any amounts in our unaudited interim consolidated condensed financial statements related to the possible outcome of this matter.

	Restated Statements of Operations
	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
Revenue	$15,240,632		$15,240,632	$28,842,297		$28,842,297

Cost of Revenue	8,314,323		8,314,323	15,272,073		15,272,073
Operating Expenses	2,472,379		2,472,379	4,976,115		4,976,115
General & Administrative Expenses	4,083,681		4,083,681	7,782,841		7,782,841
Portion of Purchase Price Charged upon Acquisition of Latin Node	—	18,183,994	18,183,994	—	18,183,994	18,183,994
Depreciation and Amortization	707,058		707,058	1,360,307		1,360,307
Amortization of Intangible Assets	444,767		444,767	889,534		889,534

Total Costs and Expenses	16,022,208	18,183,994	34,206,202	30,280,870	18,183,994	48,464,864

Operating Loss	(781,576)	(18,183,994)	(18,965,570)	(1,438,573)	(18,183,994)	(19,622,567)
Other (Expense) Income	(1,174,596)		(1,174,596)	(264,380)		(264,380)

Net Loss from Continuing Operations	(1,956,172)	(18,183,994)	(20,140,166)	(1,702,953)	(18,183,994)	(19,886,947)
Income from Discontinued Operations	12,116		12,116	22,792		22,792

Net Loss	$(1,944,056)	$(18,183,994)	$(20,128,050)	$(1,680,161)	$(18,183,994)	$(19,864,155)

Net Loss per Share	$(0.15)		$(1.54)	$(0.13)		$(1.52)

Weighted Average Basic and Diluted Shares Outstanding	13,093,149		13,093,149	13,090,248		13,090,248

NOTE 4—Liquidity, Financial Condition and Management Plans

As of September 30, 2007, we had a working capital deficiency of $6,385,412 and for the nine months ended September 30, 2007, we incurred a net loss of $24,207,028, which includes a portion of the purchase price charged upon acquisition of Latin Node totaling $18,183,994.

Historically our principal source of liquidity has been the sale of our securities, including preferred stock and convertible promissory notes, to Stanford International Bank Ltd. (“SIBL”), our principal stockholder. Other sources of liquidity include cash generated from operations and cash from external financing arrangements, including a revolving line of credit facility of up to $5 million from ANZ Finance American Samoa, Inc. (“ANZ”) and a Secured Non-Convertible Revolving Note of up to $7.5 million from Laurus Master Fund, Ltd. (“Laurus”).

AST Telecom, LLC (“AST”) is obligated under a Loan Agreement with ANZ Finance American Samoa, Inc. and ANZ America Samoa Bank (collectively, “ANZ”), for $5,800,000. Of this amount, $800,000 is in the form of a term loan and $5,000,000 is in the form of a revolving loan. The term loan bears interest at the rate of 1.25% above the Prime Rate, or the base rate on corporate loans posted by at least 75% of the United States’ 30 largest banks, commonly known as the U.S. Prime Rate of Interest as published from time to time in the Wall Street Journal. The revolving loan bears interest at the rate of 1.0% above the Prime Rate and is subject to certain financial covenants. Payments of principal and interest under the term loan in the amount of $10,940 are due on the first day of each month. The revolving loan was due on October 30, 2007 and the term loan is due on October 30, 2015. AST has pledged all of its assets to secure this obligation. On January 8, 2008 we received notification from ANZ that the due date for the revolving loan has been extended until March 31, 2008, however we believe that the FCPA Matter may have resulted in a breach of our covenants with ANZ thereby making the loan callable. Accordingly, we have reclassified $685,635, representing the long term portion of the term loan at September 30, 2007 as a current liability on our unaudited interim consolidated condensed balance sheet.

In July 2007, the Company entered into a Purchase Agreement with Digicel, Inc. for the sale of its wireless telecommunications license for the U.S. Virgin Islands. The negotiated sales price is $1,300,000 and is payable in cash upon closing. Closing of the transaction is subject to, among other things, approval of the Federal Communications Commission (“FCC”). If FCC approval is obtained and all other conditions to closing are satisfied, management anticipates that this transaction would be consummated in the first quarter of 2008.

We intend to continue to seek out opportunities for growth through acquisition within the Latin American markets including Central America and South America. As discussed in Footnote 13, we acquired Desca Holding LLC (“Desca”), a company that operates in this market for and aggregate purchase price of $26.0 million. The acquisition closed in the fourth quarter of 2007. We have financed this acquisition by selling Series B preferred stock in the Company for an aggregate selling price of $35.0 million to SIBL.

Management believes that the acquisition of Desca and the reduction of expenses at Latin Node will enable it to generate positive cash flows from operations sufficient to sustain business through at least October 1, 2008. In addition, the pending sale of its telecommunications license in the U.S. Virgin Islands and the financing of the Series B preferred stock facility will provide sufficient cash to eliminate the working capital deficiency that was present at September 30, 2007. There can be no assurance that the plans and actions proposed by management will be successful or that unforeseen circumstances will not cause the Company to seek additional funding sources in the future.

NOTE 5—Significant Accounting Policies

Principles of Consolidation

The unaudited interim consolidated condensed financial statements include the accounts of eLandia and our subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Our unaudited interim consolidated condensed financial statements include the acquired operating subsidiaries from:

a)	The acquisition of Latin Node was accounted for using the purchase method of accounting, and as such, the results of operations and cash flows of Latin Node are included in the unaudited interim consolidated condensed financial statements from June 29, 2007 through September 30, 2007. In addition, the assets and liabilities acquired are included in the unaudited interim consolidated condensed balance sheet at September 30, 2007.

b)	Datec Group, Ltd. (“Datec”) from February 1, 2006 since Datec’s acquisition was accounted for under the purchase method of accounting.

c)	AST, which conducts operations in American Samoa, and effectively came under common control on September 14, 2004, at which time Stanford Venture Capital Holdings (“SVCH”) was a majority stockholder of eLandia and was a majority member of AST. The acquisition of the remaining minority interest in AST was acquired on February 1, 2006 and was accounted for as a common control merger (similar to a pooling of interest). Accordingly, AST’s operations are included in its entirety for the periods presented.

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

The following is a summary of certain financial data for Datec PNG as of and for the three and nine months ended September 30, 2007:

	For the Three Months Ended September 30, 2007	For the Nine Months Ended September 30, 2007
Revenue	$9,048,053	$26,259,436
Net income after tax and minority interest	$260,359	$384,305

	As of September 30, 2007
Total assets	$13,697,684
Total liabilities	$11,132,795

Loss Per Share

We present both basic and diluted loss from continuing and discontinued operations per share and net loss per share on the face of the unaudited interim consolidated condensed statement of operations. As provided by the Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share,” basic loss from continuing and discontinued operations and net loss per share is calculated as the loss attributable to common stockholders divided by the weighted average number of shares outstanding during the periods. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible preferred stock. As of September 30, 2007, we had 2,098,000 warrants excluded from the diluted computation since their effect would be antidilutive. In addition, our majority stockholder and Laurus have the option to convert their notes payable totaling $35.8 million into 7,160,000 common shares ($5.00 per share). These common share equivalents are excluded from the diluted computation since their effect would be antidilutive.

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

The following exchange rates were used in the preparation of the unaudited interim consolidated condensed financial statements:

	For the Nine Months Ended September 30, 2007 Average Rate	For the Nine Months Ended September 30, 2006 Average Rate	For the Three Months Ended September 30, 2007 Average Rate	For the Three Months Ended September 30, 2006 Average Rate	As of September 30, 2007	As of December 31, 2006
New Zealand Dollar	0.7364	0.6531	0.7462	0.6449	0.7576	0.7143
Australian Dollar	0.8260	0.7416	0.8510	0.7471	0.8819	0.7933
Fiji Dollar	0.6228	0.5810	0.6344	0.5820	0.6456	0.6094
Papua New Guinea Kina	0.3447	0.3366	0.3523	0.3389	0.3533	0.3463
Vanuatu Vatu	0.0096	0.0092	0.0100	0.0092	0.0104	0.0092
Samoa Tala	0.3760	0.3712	0.3829	0.3707	0.3868	0.3622
Tonga Panga	0.4913	0.5005	0.4926	0.5003	0.4843	0.5035
Solomon Island Dollar	0.1311	0.1262	0.1283	0.1264	0.1292	0.1264
Euro	1.3444	N/A	1.3743	N/A	1.4272	N/A
Guatemalan Quetzal	0.1345	N/A	0.1329	N/A	0.1321	N/A

Use of Estimates

The preparation of unaudited interim consolidated condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited interim consolidated condensed financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount of uncollectible accounts receivable, the amount to be paid for the settlement of liabilities of discontinued operations, accrued expenses, the amount of costs capitalized in connection with the wireless licenses, the amount allocated to contract rights, customer lists and goodwill in connection with the acquisitions along with the estimated useful lives for amortizable intangibles and property and equipment, and the value assigned to the warrants granted in connection with the various financing arrangements. In addition, a portion of the purchase price charged upon acquisition of Latin Node is an estimate based on the results of our preliminary investigation to date. Actual results could differ from those estimates.

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

Fair Values

We have determined the estimated fair value amounts presented in these unaudited interim consolidated condensed financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the unaudited interim consolidated condensed financial statements are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. We have based these fair value estimates on pertinent information available to us as of September 30, 2007. As of September 30, 2007, the carrying value of all financial instruments approximates fair value.

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

Minority Interest

The minority interest in the Company’s unaudited interim consolidated condensed financial statements represents the allocable portion of the entities which are not effectively 100% owned by eLandia. The following table shows the changes in minority interest for the nine months ended September 30, 2007:

Minority Interest
Minority interest at January 1, 2007	$1,335,920
Allocable portion of year to date net income	773,468
Minority interest portion of sale/leaseback	96,525
Dividends paid	(761,839)
Foreign currency translation adjustment	(26,110)

Minority interest at September 30, 2007	$1,417,964

NOTE 6—Acquisition

Latin Node, Inc. and Subsidiaries

Latin Node is a provider of advanced telecommunications services to customers located in or communicating with Central and South America and, in some cases, Europe using voice over Internet protocol, or VoIP, technology. On February 16, 2007, we entered into a Preferred

Stock Purchase Agreement with Latin Node, a wholly-owned subsidiary of Retail Americas VoIP, LLC (“Retail”), a Delaware limited liability company, pursuant to which we agreed to purchase 8,000,000 shares of Series A Preferred Stock of Latin Node for an aggregate price of $22,280,427 (including $716,677 of capitalized acquisition costs). The acquisition was subject to certain regulatory approvals, specifically approval from the FCC. The Series A Preferred Stock is convertible into Latin Node common shares, in whole or in part, at a conversion price of $2.50 per share which will ultimately represent 80% of the issued and outstanding shares of common stock of Latin Node. As holders of Series A Preferred Stock, we were entitled to elect, and have since elected two out of three directors of Latin Node.

Effective June 28, 2007, we consummated the transaction and acquired 8,000,000 shares of Series A Preferred Stock. The purchase price for the Series A Preferred Stock was $22,280,427 which was paid as follows:

(i)	$20 million was satisfied by converting a $20 million note receivable from Latin Node at closing,

(ii)	$1,563,750 in consideration was paid by issuing 375,000 shares of our common stock at a value of $4.17 per share, and

(iii)	$716,677 of capitalized acquisition costs were paid in cash.

Pursuant to the terms of a Shareholders’ Agreement, Retail has the right to obligate eLandia to issue certain shares of common stock of eLandia to Retail in exchange for all (but not less than all) of the 2,000,000 shares of common stock of Latin Node held by Retail. The number of eLandia common shares to be issued to Retail upon the exercise of the put right described above will be determined based on an independent appraisal of the value of Latin Node. In addition to the put right, eLandia has the right to obligate Retail to exchange all of the 2,000,000 shares of common stock of Latin Node held by Retail for shares of eLandia common stock. As a result of these put and call rights and obligations, the Company has consolidated 100% of Latin Node and has not recorded any minority interest due to the put and call feature contained within the Shareholder’s Agreement. As part of the acquisition, we initially recorded a long-term minority interest purchase obligation in the amount of $4,003,824 on our unaudited interim consolidated condensed balance sheet at June 30, 2007. This amount represented the present value of our estimated future cost of acquiring the remaining 20% of the issued and outstanding shares of common stock of Latin Node in June of 2009. As a result of the investigation of the FCPA Matter and the related restructuring leading to ultimately charging the statement of operations for an $18,183,994 expense categorized as a portion of a purchase price charged upon acquisition of Latin Node, we effectively adjusted this liability down to $896,857.

The Company believes that the alleged misrepresentations have nullified Retail’s put which was exercisable two years from the date of the acquisition. In addition, the shares underlying such put rights, if exercised would have been held in an escrow account for a period of up to one year following the date of exercise or the expiration of Retail’s warranty period.

The acquisition of Latin Node was accounted for using the purchase method of accounting. Accordingly, the unaudited interim consolidated condensed financial statements include the results of operations of Latin Node from June 29, 2007 through September 30, 2007. In addition, the assets and liabilities acquired are included in the unaudited interim consolidated condensed balance sheet at September 30, 2007. The allocation of the purchase price, as disclosed on the following table amounting to $22,280,427, includes $716,677 in acquisition related costs paid in cash by the Company.

As a result of the investigation of the FCPA Matter and the related restructuring, we ultimately charged the statement of operations for an $18,183,994 expense categorized as a portion of the purchase price charged upon acquisition of Latin Node.

Total current assets	$12,262,618
Property and equipment	4,161,935
Telecommunications licenses and agreements	3,286,000
Other	1,469,329
Current liabilities	(15,412,734)
Long-term liabilities	(773,858)
Minority interest purchase price obligation	(896,857)
Portion of purchase price charged upon acquisition of Latin Node	18,183,994

Total	$22,280,427

The following is the pro-forma unaudited consolidated condensed statement of operations giving effect to the Latin Node and Datec acquisitions as though the transactions had occurred on the first day of the respective periods. The pro-forma results for the three and nine months ended September 30, 2007 and 2006 are not necessarily indicative of the results that would have occurred had the acquisitions been completed on the first day of the respective periods.

	Pro-Forma Results of Operations for the
	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Revenue	$50,450,321	$48,455,358	$144,774,597	$147,000,847
Cost of revenue	41,999,995	40,956,416	120,589,866	124,370,817
Operating expenses	3,334,411	2,782,873	9,203,035	8,070,495
General and administrative	6,613,844	5,901,266	20,077,694	14,751,871
Portion of purchase price charged upon acquisition of Latin Node	—	—	18,183,994	—
Depreciation and amortization	1,218,733	1,304,570	3,837,871	3,511,575

Loss from continuing operations	(2,716,662)	(2,489,767)	(27,117,863)	(3,703,911)
Other expenses	(1,624,554)	(1,608,499)	(2,704,349)	(4,063,022)

Net loss from continuing operations	$(4,341,216)	$(4,098,266)	$(29,822,212)	$(7,766,933)

Loss from continuing operations per share	$(0.32)	$(0.31)	$(2.21)	$(0.61)

Weighted average shares outstanding	13,516,315	13,435,314	13,478,336	12,792,064

NOTE 7—Indebtedness

ANZ Finance American Samoa

AST is obligated under a Loan Agreement with ANZ for $5,800,000. Of this amount, $800,000 is in the form of a term loan and $5,000,000 is in the form of a revolving loan. The term loan bears interest at the rate of 1.25% above the Prime Rate, or the base rate on corporate loans posted by at least 75% of the United States’ 30 largest banks, commonly known as the U.S. Prime Rate of Interest as published from time to time in the Wall Street Journal. The revolving loan bears interest at the rate of 1.0% above the Prime Rate and is subject to certain financial covenants. Payments of principal and interest under the term loan in the amount of $10,940 are due on the first day of each month. The revolving loan was due on October 30, 2007 and the term loan is due on October 30, 2015. AST has pledged all of its assets to secure this obligation.

On January 8, 2008 we received notification from ANZ that the due date for the revolving loan has been extended until March 31, 2008, however we believe that the FCPA Matter may have resulted in a breach of our covenants with ANZ. Accordingly, we have reclassified $685,635 at September 30, 2007 as a current liability on our unaudited interim consolidated condensed balance sheet since its callable by ANZ.

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

Laurus extended financing to Latin Node in the form of a $7.5 million Facility at an advance rate of up to 90% of Latin Node’s eligible accounts receivable. The Facility has a three year term and accrues interest at a rate equal to the Wall Street Journal Prime rate plus 2.5% per annum, subject to a floor of 10.0%. As of September 30, 2007, Latin Node borrowed $917,154 of the $7.5 million available.

In addition, Laurus extended financing to Latin Node in the form of a $5.5 million Secured Note secured by a first lien on all assets of Latin Node. The Secured Note has a three year term and accrues interest at a rate equal to the Wall Street Journal Prime rate plus 3.5% per annum, subject to a floor of 11.0%. As of September 30, 2007, the Wall Street Journal prime rate was 7.75%. Interest payments are due monthly over the term of the loan commencing immediately, while principal payments are due in 24 equal monthly installments beginning July 1, 2008. The terms of the Secured Note allow for optional redemption by paying 130% of the principal amount together with any accrued but unpaid interest. The Secured Note is convertible into common stock of eLandia at a price of $5.00 per share if converted within one year or convertible at a price of $5.75 per share if converted after one year. The Security Agreement is subject to a servicing fee amounting to 3.5% of the total investment amount of $13.0 million, which was paid to Laurus in advance.

In connection with the Security Agreement, Laurus was granted 533,158 warrants to purchase shares of common stock of Latin Node in an amount equal to 5.0% of Latin Node’s outstanding stock on a fully diluted basis. The warrants have a nominal exercise price. We valued the warrants issued to Laurus using the Black-Scholes pricing model thereby allocating a portion of the proceeds from the Secured Note to the warrants using the relative fair value of the debt and warrants to the actual proceeds from the Secured Note. The fair value of the warrant was initially recorded as $1,072,887 on our June 30, 2007 balance sheet, which we classified as a liability derivative that we carry at fair value. The Company has determined that on the time of issuance there was no beneficial conversion feature in connection with the Secured Note. As a result of the investigation of the FCPA Matter and the related restructuring leading to ultimately charging the statement of operations for an $18,183,994 expense categorized as a portion of a purchase price charged upon acquisition of Latin Node, we revalued this amount down to $240,446 and re-characterized it as a deferred financing cost. This amount will be accreted to interest expense over the life of the Secured Note. During the three months ended September 30, 2007 and for the period from June 29, 2007 to September 30, 2007, $89,407 and $91,394, respectively, was accreted into interest expense.

The warrants were valued using the Black-Scholes pricing model at $2.49 each utilizing the following factors:

Warrant lives	10 years
Volatility	108%
Risk-free interest rate	5.029%
Exercise price	$0.01
Market price	$2.50

Latin Node’s financial advisory firm, CIMA Capital Partners, LLC (“CIMA”), was paid a fee of $231,250 and warrants by Latin Node from the proceeds of the Facility. Total costs incurred to secure and close the loan, including the fee to CIMA, amounted to $885,943. This amount has been recorded as deferred financing costs and is amortized into interest expense and other financing costs over the life of the debt of three years. During the three months ended September 30, 2007 and for the period from June 29, 2007 to September 30, 2007, we recorded interest expense of $73,829 and $76,549, respectively.

Pursuant to a registration rights agreement entered into with Laurus, we agreed to register the sale of the shares of eLandia common stock issuable to Laurus upon conversion of the Secured Note. We agreed to file the registration statement within 90 days of written demand by Laurus, which demand cannot be made prior to December 30, 2007. In addition, Latin Node entered into a registration rights agreement with Laurus pursuant to which it agreed to register the sale of the shares of Latin Node common stock issuable to Laurus upon exercise of the warrant. Latin Node agreed to file its registration statement within 30 days of the date Latin Node files and/or is required to file reports with the SEC.

In addition, in consideration for facilitating the Security Agreement with Laurus, Stanford Group Company (“SGC”), an affiliate of the Company’s majority stockholder, was paid a fee of $220,000 by eLandia and granted warrants to purchase 30,000 shares of the Company’s common stock at $5.75 per share. The $220,000 fee, along with the value of the warrant, which amounted to $83,809, has been recorded as a deferred financing cost and is amortized into interest expense and other financing costs over the life of the debt of three years. During the three months ended September 30, 2007 and for the period from June 29, 2007 to September 30, 2007, we recorded interest expense of $25,317 and $25,880, respectively. We have valued the warrants using the Black-Scholes pricing model.

The warrants were valued using the Black-Scholes pricing model at $2.79 each utilizing the following factors:

Warrant lives	7 years
Volatility	70%
Risk-free interest rate	4.684%
Exercise price	$5.00
Market price	$4.16

$25.3 Million Agreement—Related Party

On February 16, 2007, we entered into a Convertible Note Purchase Agreement (the “Purchase Agreement”) with SIBL, an affiliate of SVCH, pursuant to which we issued a Convertible Promissory Note in the amount of $25.3 million (the “Note”) and a warrant granting SIBL, and its assigns, the right to purchase up to 1,518,000 shares of common stock at $5.00 per share. The Note has a four year term, with all principal being due and payable at maturity, and bears interest at an annual rate of 10%, accruing from issuance and payable on the 24-month anniversary of the date of the Note and then quarterly thereafter. The Note will, at the option of SIBL, be convertible, in whole or in part, into shares of Series A Convertible Preferred Stock at an initial conversion price of $5.00 per share, at such time as we amend our Certificate of Incorporation to authorize the issuance of preferred stock. There was no beneficial conversion feature recorded in connection with the issuance of this note. We are required to use the proceeds solely for the purposes of (i) providing bridge financing to Latin Node, and acquiring a controlling interest in Latin Node; (ii) refinancing the then outstanding indebtedness to SIBL in the amount of $3,300,000; and (iii) general working capital purposes. The Note is secured by the pledge of all of the shares of capital stock of Latin Node held by the Company at any time.

We valued the warrant issued to SIBL using the Black-Scholes pricing model thereby allocating a portion of the proceeds from the Note to the warrant using the relative fair value of the debt and warrant to the actual proceeds from the Note. The relative fair value of the warrant was $3,631,962 which we recorded as a discount to the Note. This amount will be accreted to interest expense over the life of the Note. During the three months ended September 30, 2007 and the period from February 16, 2007 to September 30, 2007, $226,998 and $567,494, respectively, was accreted into interest expense. As of September 30, 2007, the carrying value of the Note, with a face value of $25,300,000, was $22,235,532. As of September 30, 2007, we have accrued $1,837,274 of interest expense related to this Note, which includes interest previously accrued on the $3,300,000 loan.

In connection with facilitating the transaction, SGC, an affiliate of SIBL, was granted 200,000 warrants exercisable within 7 years with an exercise price of $5.00 per share. We have valued these warrants at $558,728 using the Black-Scholes pricing model. This amount has been recorded as deferred financing costs and is amortized into interest expense and other financing costs over the life of the debt of four years. During the three months ended September 30, 2007 and the period from February 16, 2007 to September 30, 2007, we recorded interest expense of $34,921 and $87,301, respectively.

The warrants were valued using the Black-Scholes pricing model at $2.79 each utilizing the following factors:

Warrant lives	7 years
Volatility	70%
Risk-free interest rate	4.684%
Exercise price	$5.00
Market price	$4.16

In addition to the warrants, we paid SGC a $2,000,000 fee, of which $1,400,000 was for facilitating the transaction. This amount has been recorded as deferred financing costs and is amortized into interest expense and other financing costs over the life of the debt of four years. During the three months ended September 30, 2007 and the period from February 16, 2007 to September 30, 2007, we recorded interest expense of $87,500 and $218,750, respectively. The remaining $600,000 was recorded as a deferred acquisition cost in connection with the Latin Node acquisition, which ultimately became part of the purchase price of Latin Node.

We agreed to register the sale of the shares of common stock issuable upon exercise of the warrant and conversion of the Note and preferred stock pursuant to the terms of a Registration Rights Agreement entered into simultaneously with the Convertible Note Purchase Agreement. In the event that (i) the registration statement is not filed by us in a timely manner; or (ii) such registration statement is not maintained as effective for the period set forth in the Registration Rights Agreement, then we will issue to each of the holders as of the first day of such registration default and for every consecutive quarter in which such registration default is occurring, as liquidated damages, and not as a penalty, seven (7) year warrants exercisable at a price per share equal to the then applicable exercise price under the warrants to purchase an aggregate amount of shares of common stock (“Default Warrants”) equal to 10% of the amount of warrants initially issued to each holder until such corresponding registration default no longer exists; provided however, that the issuance of such Default Warrants shall not relieve us from our obligations to register the registrable securities. In connection with the sale of the Series B Preferred Stock and the granting of warrants as discussed in Note 13, SIBL cancelled such warrants and the related Registration Rights Agreement.

$5.0 Million Agreement—Related Party

On June 25, 2007, we closed on a second Convertible Note Purchase Agreement (the “Second Purchase Agreement”) with SIBL, pursuant to which we issued a Convertible Promissory Note in the amount of $5.0 million (the “Second Note”) and a warrant granting SIBL, and its assigns, the right to purchase up to 300,000 shares of common stock at $5.00 per share. The Second Note has a four year term, with all principal being due and payable at maturity, and bears interest at an annual rate of 10%, accruing from issuance and payable on the 24-month anniversary of the date of the Second Note and then quarterly thereafter. The Second Note will, at the option of SIBL, be convertible, in whole or in part, into shares of Series A Convertible Preferred Stock at an initial conversion price of $5.00 per share, at such time as we amend our Certificate of Incorporation to authorize the issuance of preferred stock. We were required to use the proceeds solely for the funding of Latin Node. The Second Note is secured by the pledge of all of the shares of capital stock of Latin Node held by the Company at any time.

We valued the warrant issued to SIBL using the Black-Scholes pricing model thereby allocating a portion of the proceeds from the Second Note to the warrant using the relative fair value of the debt and warrant to the actual proceeds from the Second Note. The relative fair value of the warrant was $717,779 which we recorded as a discount to the Second Note. This amount will be accreted to interest expense over the life of the Second Note. During the three months ended September 30, 2007 and the period from June 25, 2007 to September 30, 2007, $44,861 and $59,815, respectively, was accreted into interest expense. As of September 30, 2007, the carrying value of the Second Note with a face value of $5,000,000 was $4,342,036. As of September 30, 2007, we have accrued $59,815 of interest expense related to this note.

In connection with facilitating the transaction, SGC was granted 50,000 warrants exercisable within 7 years with an exercise price of $5.00 per share. We have valued these warrants at $139,682 using the Black-Scholes pricing model. This amount has been recorded as deferred financing costs and is amortized into interest expense and other financing costs over the life of the debt of four years. During the three months ended September 30, 2007 and the period from June 25, 2007 to September 30, 2007,, we recorded interest expense of $8,730 and $11,640, respectively.

The warrants were valued using the Black-Scholes pricing model at $2.79 each utilizing the following factors:

Warrant lives	7 years
Volatility	70%
Risk-free interest rate	4.684%
Exercise price	$5.00
Market price	$4.16

In addition to the warrants, we paid SGC a $500,000 fee for facilitating the transaction. This amount has been recorded as deferred financing costs and is amortized into interest expense and other financing costs over the life of the debt of four years. During the three months ended September 30, 2007 and the period from June 25, 2007 to September 30, 2007,, we recorded interest expense of $31,250 and $41,667, respectively.

We agreed to register the sale of the shares of common stock issuable upon exercise of the warrant and conversion of the Second Note and preferred stock pursuant to the terms of a Registration Rights Agreement entered into simultaneously with the Convertible Note Purchase Agreement. In the event that (i) the registration statement is not filed by us in a timely manner; or (ii) such registration statement is not maintained as effective for the period set forth in the Registration Rights Agreement, then we will issue to each of the holders as of the first day of such registration default and for every consecutive quarter in which such registration default is occurring, as liquidated damages, and not as a penalty, seven (7) year warrants exercisable at a price per share equal to the then applicable exercise price under the warrants to purchase an aggregate amount of shares of common stock equal to 10% of the amount of warrants initially issued to each holder until such corresponding registration default no longer exists; provided however, that the issuance of such Default Warrants shall not relieve us from our obligations to register the registrable securities. In connection with the sale of the Series B Preferred Stock and the granting of warrants, as discussed in Note 13, SIBL cancelled such warrants and the related registration rights agreement.

Summary of Outstanding Debt Obligations

The following table summarizes all of our outstanding debt obligations at September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
Network Services Limited is obligated under a capital lease obligation with monthly installments including interest of $390 at a rate of 10% which was paid in June 2007	$—	$1,895

Datec Samoa Limited is obligated under various capital lease agreements with monthly installments of $2,729 including interest at 14.50% per annum. The final payments are due on various dates through August 2010	39,246	34,127

Datec Fiji Limited is obligated under various capital lease agreements with monthly installments of $9,973 including interest ranging from 8% to 10% per annum. The final payments are due on various dates through February 2010	50,954	137,128

Datec Vanuatu is obligated under a loan agreement with monthly installments of $967 including interest at 13.50% per annum. The final payments are due during the first quarter of 2010	25,534	—

Pursuant to a Note Purchase Agreement, eLandia secured a loan from an affiliate of our majority stockholder in the amount of $2,300,000 (increased to $3,300,000 on July 24, 2006). Interest payments are due and payable on a quarterly basis commencing on April 1, 2006. The loan bears interest at a rate of 8% and is payable on December 31, 2007 or upon the occurrence of an equity or debt financing in excess of $8,000,000. Such note was refinanced pursuant to the $25,300,000 Convertible Promissory Note discussed below	—	3,300,000

AST is obligated under a Loan Agreement with ANZ, for $5,800,000. Of this amount, $800,000 is in the form of a term loan and $5,000,000 is in the form of a revolving loan. The term loan bears interest at the rate of 1.25% above the Prime Rate, or the base rate on corporate loans posted by at least 75% of the United States’ 30 largest banks, commonly known as the U.S. Prime Rate of Interest as published from time to time in the Wall Street Journal. The revolving loan bears interest at the rate of 1.0% above the Prime Rate and is subject to certain financial covenants. Payments of principal and interest under the term loan in the amount of $10,940 are due on the first day of each month. The revolving loan is due on October 30, 2007 and the term loan is due on October 30, 2015. AST has pledged all of its assets to secure this obligation. The proceeds from the ANZ loan were used to repay the amounts due under AST’s previously outstanding line of credit with the Bank of Hawaii and for working capital. As of December 31, 2006, we were not in compliance with such covenants, however, a waiver was granted by ANZ on April 17, 2007. On January 8, 2008 we received notification from ANZ that the due date for the revolving loan has been extended until March 31, 2008, however we believe that the FCPA Matter may have resulted in a breach of our covenants with ANZ making our term loan callable. Accordingly, we have reclassified $685,635, representing the long term portion of the term loan at September 30, 2007, as a current liability on our unaudited interim consolidated condensed balance sheet.

	5,745,415	4,840,416

Pursuant to a Convertible Note Purchase Agreement, on February 16, 2007 we issued a convertible promissory note with a face value of $25.3 million to an affiliate of our majority stockholder. The note has a 4 year term with all principal being due and payable at maturity. Interest accrues at an annual rate of 10% and is payable on the 24 month anniversary of the note and then quarterly thereafter	25,300,000	—

Pursuant to a Convertible Note Purchase Agreement, on June 25, 2007 we issued a convertible promissory note with a face value of $5.0 million to an affiliate of our majority stockholder. The note has a 4 year term with all principal being due and payable at maturity. Interest accrues at an annual rate of 10% and is payable on the 24 month anniversary of the note and then quarterly thereafter	5,000,000	—

On June 29, 2007, our 80% owned subsidiary, Latin Node consummated a $13.0 million debt financing transaction with Laurus. Laurus extended financing to Latin Node in the form of a $7.5 million Facility based on accounts receivable. The Facility has a three year term and accrues interest at a rate equal to the Wall Street Journal Prime rate plus 2.5% per annum, subject to a floor of 10.0%. Latin Node borrowed $917,154 of the $7.5 million available under the Facility as of September 30, 2007. In addition, Laurus extended financing to Latin Node in the form of a $5.5 million Secured Note secured by a first lien on all assets of Latin Node. The Secured Note has a three year term and accrues interest at a rate equal to the Wall Street Journal Prime rate plus 3.5% per annum, subject to a floor of 11.0%. Principal payments of $229,167 are due in 24 equal monthly installments beginning June 29, 2008 and continuing through July 29, 2010. As a result of the FCPA Matter, the Company was in default of the terms of the Facility and the Secured Note at September 30, 2007, however a waiver was received from Laurus on January 9, 2008.

	6,417,154	—

Latin Node is obligated under various capital lease agreements with monthly installments of up to $9,132 ($94,824 in the aggregate) including interest at rates ranging from 5.169% to 16.695% per annum. The final payments are due on various dates through May 2010	1,575,792	—

Latin Node is obligated under a note payable to Dimension Data, collateralized by equipment, payable in monthly installments of $1,746, including 12% interest. The note matures on September 15, 2008	27,680	—

Sub-Total	44,181,775	8,313,566
Unamortized discounts on notes payable	3,722,432	—

Total notes payable and capital lease obligations, net of unamortized discounts	40,459,343	8,313,566
Less: current portion of long-term debt and capital lease obligations	8,446,901	4,246,019

Long-Term Debt and Capital Lease Obligations	$32,012,442	$4,067,547

Maturities of notes payable and capital lease obligations are as follows:

For the Years Ending December 31,	Unrelated Party	Related Party	Total
2007	$7,507,020	$—	$7,507,020
2008	2,217,075	—	2,217,075
2009	3,004,148	—	3,004,148
2010	1,153,532	—	1,153,532
2011	—	30,300,000	30,300,000
Thereafter	—	—	—

Total	$13,881,775	$30,300,000	$44,181,775

The capital lease obligations are collateralized by underlying vehicles and equipment.

NOTE 8—Commitments and Contingencies

Bank Overdraft Facilities

As of September 30, 2007 and December 31, 2006, we had amounts overdrawn with various banks in the amount of $649,524 and $657,281, respectively. These amounts are included in accounts payable on the respective balance sheets. Datec PNG’s bank overdraft facility with a maximum borrowing availability of approximately $2,390,000 accrues interest at a rate of 6.70%, is a revolving facility with no fixed repayment date, and is secured by the assets of Datec PNG.

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

During the three months ended September 30, 2007, approximately 12% of our revenue was generated from one customer.

During the three and nine months ended September 30, 2007 approximately 23% and 17%, respectively, of our cost of sales were purchased from one vendor. During the three and nine months ended September 30, 2006 approximately 19% and 25%, respectively, of our cost of sales were purchased from one vendor.

At September 30, 2007, one customer represented approximately 13% of our gross accounts receivable and one vendor represented approximately 13% of our accounts payable.

Operating Lease Agreements

We lease certain cell towers, satellite and networking sites, office and warehouse space as well as machinery, vehicles, data processing and other equipment under lease agreements that expire at various dates through March 2019. Certain leases have renewal options at reduced rates and provisions requiring us to pay maintenance, property taxes and insurance. Generally, all rental payments are fixed. We are leasing office and retail facilities under lease agreements that expire at various dates through March 31, 2019. For the three and nine months ended September 30, 2007 and 2006, the rent expense for all operating leases was $510,749 and $1,254,422, and $412,855 and $1,023,927, respectively. Future minimum commitments on the above agreements are as follows:

For the Years Ending December 31,	Related Party	Unrelated Party	Total
2007	$180,217	$641,856	$822,073
2008	647,365	951,122	1,598,487
2009	690,452	276,106	966,558
2010	175,080	210,514	385,594
2011	—	179,226	179,226
Thereafter	—	916,516	916,516

Total	$1,693,114	$3,175,340	$4,868,454

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

Effective July 23, 2007, we entered into an Employment Agreement with our Senior Vice President and Chief Operating Officer – Latin America (“COO-Latin America”). The employment agreement has an initial term of one year and is renewable upon mutual agreement for subsequent one-year terms. The COO-Latin America’s initial base salary is $250,000 with the potential for an annual performance bonus in accordance with criteria set by our Board of Directors. In the event that a change in control of the Company shall occur at any time during the term of the employment agreement, under certain circumstances, the COO-Latin America shall be entitled to payment of salary for the remainder of term currently in effect.

The following table summarizes the employment agreements currently in effect with our key executives:

Position	Effective Date	Term	Base Annual Salary
Chief Financial Officer	July 1, 2005	5 years	$210,000
Chief Technology Officer (AST) (to be provided by Level Best, Inc., a related party)	January 31, 2006	3 years	$179,375
President (AST)	February 1, 2006	3 years	$179,375
Chief Executive Officer	August 28, 2006	4 years	$300,000
President of Business Development	January 1, 2007	5 years	$210,000
Chief Operating Officer — Pacific Operations	February 7, 2007	5 years	$210,000
General Counsel and Senior Vice President	April 23, 2007	1 year	$250,000
Senior Vice President and Chief Operating Officer — Latin America	July 23, 2007	1 year	$250,000

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

Foreign Currency

We did not enter into any forward exchange contracts during the nine months ended September 30, 2007.

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

During 2003, Latin Node, our recently acquired 80% owned subsidiary, disputed certain billing transactions from a Colombian telecommunications provider. In September 2003, Latin Node filed a lawsuit against Citibank NA (“Citibank”) regarding a letter of credit (“LC”) in the amount of $350,000 held by Citibank in favor of the Colombian telecommunications provider. In addition, Latin Node filed a motion to prevent the payment of the LC and requested the release of the Certificate of Deposit held by Citibank. During the third quarter of 2007, a settlement was reached with the Colombian telecommunications provider. Under the terms of the settlement agreement, Latin Node will terminate the LC, cash the Certificate of Deposit securing the LC and pay $262,500 to the Colombian telecommunications provider. In addition, the Colombian telecommunications provider will return the equipment owned by Latin Node currently residing on the premises of the Colombian telecommunications provider.

FCPA Investigation

As disclosed in our Current Report on Form 8-K/A filed with the SEC on September 14, 2007, we engaged in a review of Latin Node’s internal controls and legal compliance procedures within its finance and accounting departments as a part of our acquisition and integration of Latin Node. As a result of this review, certain past payments to consultants in Central America were identified as having been made in the absence of adequate records and controls for a U.S. public company. We have initiated an investigation to determine whether any direct or indirect payments by consultants used by Latin Node prior and subsequent to its acquisition by us were made in violation of the FCPA. The investigation of the FCPA Matter is being conducted by a Special Committee of the Board of Directors of the Company. The Special Committee has retained independent legal counsel to assist in the investigation of the FCPA Matter.

On November 14, 2007, our management and Board of Directors received a preliminary oral report regarding the investigation of the FCPA Matter. The investigation has preliminarily revealed certain payments from Latin Node that may have been made in violation of the FCPA. The investigation is ongoing and there may be other payments by Latin Node that may have been made in violation of the FCPA.

Based on the preliminary results of the investigation of the FCPA Matter, eLandia and/or Latin Node may be subject to fines and penalties assessed by governmental authorities, and will incur substantial expenses associated with investigating the FCPA Matter and other matters arising from the acquisition of Latin Node. The investigation of the FCPA Matter has not been completed, and accordingly, there is no assurance that additional adjustments which could be material as described in Note 3 will not be necessary.

eLandia has also discovered that one of Latin Node’s primary vendors has disputed the amounts owed to it by Latin Node, claiming that it was underpaid by approximately $4.4 million. This vendor accounted for approximately 16.1% of Latin Node’s 2007 cost of sales and has terminated its contract with Latin Node effective as of November 2, 2007. We are currently reviewing the basis for this claim and we intend to vigorously defend any legal claim that may arise from these disputed amounts. We have not recorded any amounts in our unaudited interim consolidated condensed financial statements related to the possible outcome of this matter.

General Legal Matters

From time to time, we are involved in various other legal matters. At September 30, 2007, management does not believe that any pending matters (except as disclosed herein) are material to the unaudited interim consolidated condensed financial statements.

NOTE 9—Uncertain Tax Positions

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

We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes on our consolidated condensed statements of operations. The Company has identified several tax jurisdictions since it has operations in the South Pacific , Latin America and the United States tax jurisdictions, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

There have not been any material changes in our liability for unrecognized tax benefits, including interest and penalties, during the nine months ended September 30, 2007. We do not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

NOTE 10—Related Party Transactions

Latin Node, our 80% owned subsidiary, has a 50% interest in DSR Comunicaciones, S.A. (“DSR”), a telecommunications company located in Argentina. Such investment amounted to $530,884, at September 30, 2007. In addition, we have a $41,393 receivable from DSR at September 30, 2007, which is classified as Due from Affiliates on our unaudited interim consolidated condensed balance sheet.

On February 14, 2003, AST had entered into a management agreement with Level Best, Inc. (“LBI”). Under the terms of the agreement, LBI was to provide day to day management services to AST for a period of three years. Effective January 31, 2006, AST amended and restated its management agreement with LBI. Under the terms of the new agreement, LBI supplied us with our Chief Operating Officer until January 31, 2007 and is to supply us with our Chief Technology Officer until January 31, 2009. For the three and nine months ended September 30, 2007 and 2006, management fees charged under this agreement amounted to $47,244 and $156,367, and $84,587 and $251,258, respectively.

During February 2003, AST entered into a consulting agreement with SVCH for a three-year term beginning April 1, 2003. Under the terms of the agreement, SVCH provided us with general business consulting services including strategic planning, expansion opportunities and financing matters. Consulting fees payable under this agreement were $40,000 per annum. This agreement was terminated during February 2006. For the nine months ended September 30, 2006, such consulting fees amounted to approximately $9,900.

For the three and nine months ended September 30, 2007 and 2006, AST paid $26,308 and $134,111, and $7,500 and $49,520 respectively, for lease payments and legal fees to related parties.

Effective January 4, 2007, we entered into an agreement with SGC, an affiliate of our majority stockholder, whereby SGC will serve as (i) our exclusive financial advisor in connection with possible merger, acquisition or other form of entity combination involving eLandia, and (ii) our exclusive placement agent in the proposed placement of our securities. As compensation for services to be provided, we agreed to pay SGC a non-refundable monthly retainer of $15,000 for the term of the engagement, as well as reimburse SGC for all reasonable out of pocket expenses. In addition, we agreed to pay SGC a placement fee equal to 7% of the gross proceeds of any equity placement and 4% of the gross proceeds of any debt placement (in either case, a “Placement Fee”), as well as warrants to purchase shares representing a percentage of the securities sold in connection with the placement: 5% in connection with an equity placement and 2.5% in connection with a debt placement. The warrants will range from five to seven years, will be exercisable at the exercise price or conversion price of the securities sold and will contain standard provisions regarding cashless exercise, anti-dilution and other customary terms. In connection with a business combination, we agreed to pay SGC an advisory fee equal to 3% of the consideration paid or received in connection with the business combination. During the nine months ended September 30, 2007, in connection with the Laurus financing and the funding of the Latin Node acquisition, we paid SGC $2.72 million in cash, issued 250,000 warrants to purchase eLandia common stock at $5.00 per share, and issued 30,000 warrants to purchase eLandia common stock at $5.75 per share. We have valued these warrants at $2.79 using the Black-Scholes pricing model. This amount has been recorded as deferred financing costs and is amortized into interest expense and other financing costs over the life of the debt of four years.

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

On February 16, 2007, we entered into a Convertible Note Purchase Agreement with SIBL pursuant to which we issued a Convertible Promissory Note in the amount of $25.3 million and a warrant to purchase shares of our common stock. On June 25, 2007, we closed on a second Convertible Note Purchase Agreement with SIBL pursuant to which we issued a Convertible Promissory Note in the amount of $5.0 million and a warrant to purchase shares of our common stock.

During the nine months ended September 30, 2007, we paid $90,000 to a director for services rendered for his extensive business experience and professional relationships in Fiji and other Pacific Island Nations. We have in the past and may again in the future engage this director on a consulting basis to assist with special projects.

During June 2007, we issued 54,001 shares of common stock pursuant to a stock purchase agreement between us and the Chief Financial Officer dated July 29, 2005. Accordingly, we recorded a charge for non-cash compensation expense amounting to $225,185 based on the fair market value at the date of issuance.

NOTE 11—Segment Information

We operate and manage our operations based on the following segments:

•	Central and South America;

•	The Samoas;

•	Papua New Guinea;

•	Fiji and other Pacific Island nations; and

•	North America, including the Caribbean.

Below is a summary of the results by segment for the three months ended September 30, 2007:

	Central and South America	Samoas	Papua New Guinea	Fiji and Other Pacific Island Nations	North America	Total
Revenues	$35,783,563	$3,078,969	$9,048,053	$2,539,736	$—	$50,450,321
Minority interest in net income of subsidiaries	—	—	(258,574)	—	—	(258,574)
Net income (loss)	(2,311,367)	537,173	260,359	(535,680)	(2,293,361)	(4,342,876)
Depreciation and amortization	59,850	275,826	351,441	84,504	2,345	773,966
Amortization of intangible assets	—	107,015	258,420	79,333	—	444,768
Net interest expense	(527,390)	(70,366)	14,235	(67,413)	(1,155,124)	(1,806,058)
Identifiable assets	$21,613,687	$11,377,433	$21,924,024	$6,548,540	$6,511,975	$67,975,659

Below is a summary of the results by segment for the nine months ended September 30, 2007:

	Central and South America**	Samoas	Papua New Guinea	Fiji and Other Pacific Island Nations	North America*	Total
Revenues	$36,513,611	$8,686,492	$26,259,437	$7,833,077	$—	$79,292,617
Minority interest in net income of subsidiaries	—	—	(773,468)	—	—	(773,468)
Net income (loss)	(2,320,109)	1,164,497	384,305	(954,619)	(22,481,102)	(24,207,028)
Depreciation and amortization	60,950	811,464	982,636	267,929	11,294	2,134,273
Amortization of intangible assets	—	321,042	775,260	237,999	—	1,334,301
Net interest expense	(530,636)	(217,290)	(41,668)	(208,380)	(2,092,267)	(3,090,241)
Identifiable assets	$21,613,687	$11,377,433	$21,924,024	$6,548,540	$6,511,975	$67,975,659

*	Includes the gain on sale of a telecommunications license held for sale of $1,842,875 and a portion of the purchase price charged upon acquisition of Latin Node in the amount of $18,183,994.
**	Represents results of operations from June 29, 2007 to September 30, 2007.

Below is a summary of the results by segment for the three months ended September 30, 2006:

	North America	Samoas	Papua New Guinea	Fiji and Other Pacific Island Nations	Total
Revenues	$—	$2,349,638	$7,725,202	$2,933,380	$13,008,220
Minority interest in net income of subsidiaries	—	—	291,505	—	291,505
Net income (loss)	(638,489)	(81,833)	(6,264)	(783,848)	(1,510,434)
Depreciation and amortization	25,078	243,955	275,741	98,791	643,565
Amortization of intangible assets	—	105,424	297,770	216,548	619,742
Net interest expense	(56,470)	(60,306)	(153)	(29,516)	(146,445)
Identifiable assets	$2,616,888	$10,933,319	$18,242,401	$10,798,611	$42,591,219

Below is a summary of the results by segment for the nine months ended September 30, 2006:

	North America	Samoas	Papua New Guinea****	Fiji and Other Pacific Island Nations***	Total
Revenues	$—	$6,232,306	$20,089,290	$7,021,452	$33,343,048
Minority interest in net income of subsidiaries	—	—	843,713	—	843,713
Net income (loss)	(2,465,325)	(443,763)	49,793	(1,561,211)	(4,420,506)
Depreciation and amortization	46,267	721,887	715,035	240,933	1,724,122
Amortization of intangible assets	—	281,132	794,053	577,461	1,652,646
Net interest expense	(236,739)	(168,809)	1,216	(113,440)	(517,772)
Identifiable assets	$2,616,888	$10,933,319	$18,242,401	$10,798,611	$42,591,219

***	Represents results of operations from February 1, 2006 to September 30, 2006.

NOTE 12—Recent Equity Transactions

In July 2007, the Board of Directors authorized the creation of 35 million shares of Preferred Stock, of which a portion will be designated Series A Convertible Preferred Stock, pursuant to our agreement with SIBL. On September 7, 2007, this action was approved by a majority vote of the stockholders.

In July 2007, the Board of Directors authorized the creation of the 2007 Stock Option and Incentive Plan, which authorizes the issuance of equity grants of up to 2,606,700 shares to certain key employees. On September 7, 2007, this action was approved by a majority vote of the stockholders.

NOTE 13—Subsequent Events

Loan to Desca Holding, LLC

Effective October 2, 2007, we entered into a Credit Agreement (the “Desca Credit Agreement”) with Desca, pursuant to which we loaned to Desca the principal sum of $5,000,000. The loan is evidenced by a secured promissory note that bears interest at an annual rate of 10% and has a maturity date, subject to earlier payment under certain circumstances, of no later than June 30, 2008. The loan is secured by substantially all of the assets of Desca, as well as the pledge by Desca of all shares of the capital stock of Desca, Corp., a Florida corporation, held by Desca, representing a 90% interest in such corporation. In addition, the loan is secured by the pledge of 100% of the membership interests and other rights, title and interests in Desca currently held by Desca’s Chief Executive Officer, Jorge Enrique Alvarado Amado (“Alvarado”). Lastly, the loan is secured by the personal guaranty of Alvarado of all of the obligations of Desca to eLandia under the terms of the Desca Credit Agreement and all other documents executed in connection with or related to the loan.

The proceeds of the loan to Desca are to be used solely for the following purposes:

(i)	to pay off a loan by and between Desca, Corp. and Regions Bank in the approximate amount of $250,000;

(ii)	to pay deposits, issue standby letters of credit and make any other ordinary course of business payments necessary to satisfy Desca’s customer purchase orders; and

(iii)	for working capital purposes.

Credit Agreement with SIBL

Effective October 2, 2007, we entered into a Credit Agreement (the “Stanford Credit Agreement”) with SIBL, pursuant to which SIBL loaned us the principal sum of $5,500,000. The loan is evidenced by a secured promissory note that bears interest at an annual rate of 10% and has a maturity date, subject to earlier payment under certain circumstances, of no later than June 30, 2008. The loan is secured by the assignment by us to SIBL of all of our rights, title, and interest under the documents evidencing the loan to Desca referred to above. $5,000,000 of the proceeds of the loan are to be used to make the loan to Desca and the remaining $500,000 is to be used to pay certain expenses.

Investment in Bella Durmiente, LLC

As of October 2, 2007, eLandia, Desca, Bella Durmiente, LLC, a Delaware limited liability company (“Bella”), and Alvarado have executed a Preferred Unit Purchase Agreement (“Unit Purchase Agreement”), pursuant to which we will purchase Series A Convertible Preferred Units of Bella (“Series A Preferred Units”) for an aggregate purchase price of $26 million, which units will represent 70% of the issued and outstanding membership interests of Bella. Bella is a newly formed entity created for purposes of the Unit Purchase Agreement transaction. Unless converted earlier by us, each Series A Preferred Unit will convert into one common unit on the third anniversary of the closing of the Unit Purchase Agreement pursuant to the terms of a Limited Liability Company Agreement to be executed by the parties at the closing of the Unit Purchase Agreement. Upon the closing of the Unit Purchase Agreement, Alvarado will contribute all of his membership interests in Desca to Bella and, as a result, Bella will own all of the outstanding membership interests of Desca.

Effective November 21, 2007, we entered into an amendment to the Unit Purchase Agreement (the “Amendment”) and consummated the investment in Bella. Upon the closing of the Unit Purchase Agreement, Alvarado contributed all of his membership interests in Desca to Bella and, as a result, Bella owns all of the outstanding membership interests of Desca.

Pursuant to the terms of the Amendment, certain conditions to the closing of our investment in Bella were waived including the conclusion of our previously disclosed FCPA investigation which is currently ongoing. In addition, pursuant to the Amendment, the payment of the purchase price to Bella has been modified to provide for the payment of installments with the initial purchase at closing of 3,769,231 units of Bella (representing 55.68% of the outstanding units of Bella) for a purchase price of $14,000,000. The Amendment provides for additional purchases of 3,230,769 units of Bella for an aggregate purchase price of $12,000,000 to be paid in installments between November 23 and December 28, 2007. Following the final purchase of units under the Unit Purchase Agreement, as amended, we will own 70% of the outstanding units of Bella.

In connection with the closing of our investment in Bella, we entered into a Limited Liability Company Agreement (the “LLC Agreement”) with Alvarado. The LLC Agreement governs the relationship between the members of Bella and provides, among other things, for a put and call right pursuant to which (a) Alvarado may require that we purchase his interest in Bella for a cash purchase price calculated in accordance with the LLC Agreement, or (b) we can require that Alvarado sell us his interest in Bella for a cash purchase price calculated in accordance with the LLC Agreement.

Sale of Series B Preferred Stock

Effective November 21, 2007, we entered into a Preferred Stock Purchase Agreement (the “PS Purchase Agreement”) with SIBL, pursuant to which SIBL has agreed to purchase from us for an aggregate purchase price of $35,000,000 (i) up to 5,185,185 shares of our Series B Convertible Preferred Stock (the “Series B Preferred Stock”); and (ii) warrants granting to SIBL, and/or its assigns, the right to purchase up to 3,638,000 shares of our common stock (the “Warrants”). The sale of the Series B Preferred Stock and the Warrants was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, or Regulation D promulgated thereunder. During December 2007, 3,513,000 warrants were exercised and, accordingly, 3,513,000 shares of common stock were issued.

The shares of Series B Preferred Stock will, at the option of SIBL, be convertible, in whole or in part, into shares of our common stock at an initial conversion price of $6.75 per share. The proceeds received by us pursuant to the Purchase Agreement are to be used solely for the purposes of:

(i)	reimbursing SIBL all of its fees and transaction expenses incurred in connection with the Purchase Agreement;

(ii)	to acquire a majority ownership and controlling interest in Desca pursuant to the Unit Purchase Agreement as amended; and

(iii)	up to $6,000,000 shall be used for our general working capital needs.

Further, Desca is to use the proceeds from the sale of the Series A Preferred Units as follows:

(i)	up to $5,000,000 will be used to fund the purchase of existing ownership interests in Desca from its existing members;

(ii)	$4,000,000 will be used to fund Desca’s capital expenditures (managed services, mobile readiness, public sector);

(iii)	$5,000,000 will be used for Desca’s general working capital purposes; and

(iv)	$12,000,000 shall be used to fund Desca’s future expansion.

The Warrants are exercisable by SIBL and its assigns for five years and have an exercise price of $0.001 per share. Further, in connection with the investment by SIBL into eLandia, SIBL agreed to surrender warrants to purchase 2,068,000 shares of our common stock previously issued to SIBL and its affiliates and assignees.

Pursuant to the terms of the Purchase Agreement, we entered into a Registration Rights Agreement with SIBL pursuant to which we agreed to prepare and file a registration statement with the SEC by March 31, 2008. The Registration Statement will register the resale of the shares of common stock issuable upon conversion of the Series B Preferred Stock and exercise of the Warrants.

In consideration for facilitating the investment by SIBL into eLandia and the investment by eLandia into Desca, SGC was paid a fee of $2,450,000 and was issued five-year warrants granting to SGC, and/or its assigns, the right to purchase up to 259,259 shares of our common stock. These warrants are exercisable at a price of $6.75 per share.

Other

In November 2007, AST acquired a new Nortel telecommunications switch to support its operations in American Samoa. This amount was financed via a $1,900,000 capital lease with ANZ over a five year term with monthly installments of principal and interest totaling $38,927.

In December 2007, we decided to dispose of our operations in American Samoa and began a search for potential buyers. As such, the assets and liabilities of AST will be presented as a single line item described as “assets held for sale” on future balance sheets.

During December 2007, the Company granted an aggregate of 1,412,000 stock options to employees with an exercise price of $3.18 and vesting over a four year period. Such options were valued using the Black-Scholes valuation model at approximately $2.63 per share.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note About Forward Looking Statements

This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which are based on management’s exercise of business judgment, as well as assumptions made by and information currently available to management. When used in this document, the words “may”, “will”, “anticipate”, “believe”, “estimate”, “expect”, “intend” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as described in eLandia International Inc.’s (“eLandia”), formerly known as eLandia, Inc., Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 18, 2007. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. We undertake no obligation, and do not intend, to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrence of any unanticipated events. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

Introduction

eLandia, through its subsidiaries, is a telecommunications service provider and an information solutions and services provider, offering a wide range of technology products, Internet access service, professional services and other solutions to the Latin American region as well as American Samoa, Papua New Guinea, Fiji and Other Pacific Island Nations.

Overview

Through our subsidiaries, we provide telecommunications services and information technology (“IT”) solutions and services in emerging markets. We offer a wide range of telecommunications services, technology products, Internet access services, professional services and other solutions in locations which we believe represent underserved geographic markets including the Latin American region as well as in American Samoa, Papua New Guinea, Fiji and Other Pacific Island Nations. The products and services we offer in each of the geographic areas we serve varies depending on the infrastructure, existing telecommunication systems and the local economy and other needs of the region.

We generate revenue from the sale of telecommunications services including advanced telecommunication services, such as wholesale and retail long-distance services (including the use of Voice over Internet Protocol (“VoIP”), wireless coverage and internet access and data delivery services. To a lesser extent, we generate reverse toll fees by providing other wireless service providers with the ability to use our network to terminate calls into the regions we serve that the other wireless service providers do not otherwise serve. We also generate revenue from the sale of technology products, such as various hardware and related peripheral products, and software solutions including Microsoft products, database applications, accounting applications and other system applications. In addition, we provide professional services to assist our customers with implementation of customized business solutions and ongoing support and maintenance.

We conduct business operations through operating subsidiaries in five geographic segments, as follows:

•

Latin Node, Inc. and Subsidiaries (“Latin Node”), based in Miami, Florida, along with its subsidiaries based in Colombia, Guatemala, Honduras, Nicaragua, France, Spain and Germany, conducts business throughout South and Central America and in selected portions of Europe;

•	Datec PNG Pty Limited (“Datec PNG”) conducts business in Papua New Guinea;

•	Several of our subsidiaries conduct business in Fiji and Other Pacific Island Nations, which include Australia, the Cook Islands, New Zealand, Samoa, the Solomon Islands, Tonga and Vanuatu;

•

AST Telecom, LLC (“AST”) conducts business in the Samoas, which includes American Samoa, an unincorporated Territory of the United States, and the Independent State of Samoa, a country comprising a group of islands in the South Pacific (f/k/a Western Samoa); and

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

Our analysis presented below is organized to provide the information we believe will be useful for understanding the relevant trends going forward; however, this discussion should be read in conjunction with our most recent Annual Report on Form 10-K.

Latin American Operations

Effective June 28, 2007, we consummated a Preferred Stock Purchase Agreement whereby we acquired 8,000,000 shares of Series A 10% Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”), representing 80% of the issued and outstanding securities of Latin Node. The purchase price for the Series A Preferred Stock was $22,280,427 which was paid as follows:

i)	$20 million was satisfied by converting a $20 million note receivable from Latin Node at closing,

ii)	$1,563,750 in consideration was paid by issuing 375,000 shares of our common stock at a value of $4.17 per share, and

iii)	$716,677 of capitalized acquisition costs were paid in cash.

This acquisition has been accounted for using the purchase method of accounting. As a result, our unaudited interim consolidated condensed financial statements included elsewhere within this report include the operations of Latin Node for the three months ended September 30, 2007 and for the period from June 28, 2007, the effective date of the acquisition, through September 30, 2007. However, for purposes of comparison, the discussion below includes the financial information of Latin Node (on a pro-forma basis) as if the acquisition had been completed at the beginning of each respective reporting period. The information which has been presented on a consolidated basis is not necessarily indicative of the financial results had the acquisition of Latin Node occurred at the beginning of each respective period or the financial results of our company as they may be in the future.

Latin Node is a provider of advanced telecommunications services to customers located in, or communicating with people located in Central and South America and, in some cases, Europe. Latin Node provides voice termination services using a high capacity Internet protocol network, primarily relying on VoIP technology. Latin Node transports VoIP traffic using switches located in Miami, New Jersey, Dallas, Los Angeles, Buenos Aires, Guatemala City and Frankfurt. It owns its own network comprised of 51 direct interconnections to 23 countries including Argentina, Canada, Chile, Colombia, Dominican Republic, El Salvador, Guatemala, México and Nicaragua. Latin Node also offers a wide variety of services including broadband telephone, prepaid long distance calling cards, corporate telephone and long distance.

Latin Node’s operations consist primarily of VoIP wholesale business offered to carriers, consumer VoIP companies, telephony resellers and other service providers in Latin America. Latin Node receives voice traffic from these originating carriers which are interconnected to Latin Node’s network and Latin Node routes the traffic to local service providers and carriers in the destination countries in which Latin Node has established agreements to manage the completion or termination of the call. In addition, Latin Node provides retail services selling directly to individual consumers and business customers.

Subsequent to the filing of the Company’s unaudited interim consolidated condensed financial statements as of and for the three and six months ended June 30, 2007 and 2006 filed with the Securities and Exchange Commission on August 20, 2007, information was discovered that suggested possible misstatements in connection with the recording of the acquisition of Latin Node on June 28, 2007. These misstatements are discussed more fully under the Critical Accounting Policies and Estimates heading below.

Pacific Region Operations

On February 1, 2006, we consummated a plan of arrangement under the laws of New Brunswick, Canada, whereby we acquired the operating subsidiaries of Datec Group, Ltd. (“Datec”), a provider of telecommunications services, IT solutions and software products. This acquisition has been accounted for as a purchase business combination. As a result, our unaudited interim consolidated condensed financial statements included elsewhere within this report include the operations of Datec for the three and nine months ended September 30, 2007, for the three months ended September 30, 2006 and for the period from February 1, 2006, the effective date of the acquisition, through September 30, 2006. However, for purposes of comparison, the discussion below includes the financial information of Datec (on a pro-forma basis) as if the acquisition had been completed on January 1, 2006. The information which has been presented on a consolidated basis is not necessarily indicative of the financial results had the acquisition of the Datec operating subsidiaries occurred at the beginning of each period or the financial results of our company as they may be in the future.

On January 31, 2006, we consummated a merger with AST, pursuant to which we acquired AST, a provider of wireless telephone services in American Samoa via its wireless network, operating under the brand name Blue Sky Communications. This acquisition was accounted for as a common control merger (similar to a pooling) for the majority membership interested owned by Stanford Venture Capital Holdings, (“SVCH”), our major stockholder. The remaining 35% interest, acquired on January 31, 2006, is accounted for using the purchase method of accounting. Accordingly, the financial information contained within this report and the discussion below, both include the operations of AST from the beginning of each respective reporting period.

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

Average Revenue per Minute

Our average revenue per minute (“ARPM”) is based upon our total net revenue divided by the number of minutes of traffic over our network for the applicable period. ARPM is a key telecommunications industry financial measurement. We believe this measurement is useful in understanding our financial performance, as well as industry trends. Although the long distance telecommunications industry has been experiencing declining prices in recent years due to the effects of deregulation and increased competition, our average revenue per minute can fluctuate from period to period as a result of shifts in traffic over our network to higher priced, or lower priced, destinations.

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

Critical Accounting Policies and Estimates

Use of Estimates

Except as discussed above regarding the acquisition of Latin Node and Datec, our discussion and analysis of financial condition and results of operations are based upon our unaudited interim consolidated condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of unaudited interim consolidated condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited interim consolidated condensed financial statements and accompanying notes. Such estimates and assumptions impact, among other things: the amount of uncollectible accounts receivable, the amount to be paid for the settlement of liabilities of discontinued operations, the amount to be paid for tax liabilities, accrued expenses, the amount of costs capitalized in connection with the wireless licenses, the amount allocated to contract rights, customer lists and goodwill in connection with the acquisitions along with the estimated useful lives for amortizable intangibles and property and equipment, and the value assigned to the warrants granted in connection with the financing via the convertible promissory note from Stanford International Bank Ltd. (“SIBL”), our principal stockholder. In addition, a portion of the purchase price charged upon acquisition of Latin Node is a significant estimate that we made based on the results of our investigation to date. Due to the inherent uncertainty involved in making those estimates, actual results could differ from those estimates and such differences could be material.

Making estimates about revenue recognition and cost estimates on our production contracts requires management to use significant judgment. It is at least reasonably possible that the estimate of the effect on the financial statement of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results regarding estimates of our revenue and cost associated with long-term contracts could differ materially from our estimates.

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

Other than FIN 48 described above, during the nine months ended September 30, 2007, there were no material changes in Critical Accounting Policies and Estimates from those reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2006.

Results of Operations—Central and South America

Comparison of Three Months Ended September 30, 2007 to Three Months Ended September 30, 2006

Except as discussed in the Introduction above, the following table sets forth, for the periods indicated, unaudited interim consolidated condensed statements of operations information and information from our unaudited interim consolidated condensed statements of operations expressed as a percentage of revenue.

	Three Months Ended September 30,
	2007		2006
	Dollars	% of Revenue	Dollars	% of Revenue
Revenue	$35,783,562	100.0%	$35,447,138	100.0%
Cost of Revenue	33,988,868	95.0%	33,793,585	95.3%
Expenses	3,759,081	10.5%	3,145,278	8.9%

Operating Income	(1,964,387)	(5.5)%	(1,491,725)	(4.2)%
Other Expenses	(344,791)	(1.0)%	(1,096,241)	(3.1)%

Income Before Tax	(2,309,178)	(6.5)%	(2,587,966)	(7.3)%
Income Tax Expense (Benefit)	(2,186)	(0.0)%	—	0.0%

Net Loss	$(2,311,364)	(6.5)%	$(2,587,966)	(7.3)%

In this segment we generate wholesale revenue from customers by providing voice termination services worldwide to other telecommunication companies through a high capacity IP network. In the wholesale business, the customers are originating carriers who interconnect to Latin Node’s network via VoIP or legacy Time Division Multiplexing (“TDM”) connections. We generate retail revenue by offering corporate and residential customers a wide variety of services including broadband telephony, prepaid long distance calling cards, corporate telephony, and PinLess prepaid long distance (similar to long distance calling using a prepaid calling card, but the originating phone number is recognized by the Latin Node network so no physical card is required.

	Three Months Ended September 30,		Change
	2007	2006	Dollars	Percentage
Revenue
Wholesale	$32,220,429	$35,447,138	$(3,226,709)	(9.1)%
Retail	3,563,133	—	3,563,133	100.0%

Total Revenue	$35,783,562	$35,447,138	$336,424	0.9%

Due to the low barriers to entry and the number of large, global competitors, the wholesale telecommunications market is fiercely competitive and has significantly lower gross margins than the retail market. Latin Node began offering certain products and services to the retail market in the fourth quarter of 2006. In addition to the higher margins generally associated with retail sales as compared to wholesale sales, Latin Node can leverage its wholesale cost structure to drive retail margins even higher. These higher margins have been partially offset by higher initial costs associated with entering a new market. Improved overall margins are not expected to materialize before 2008. The decline in wholesale revenue for the three months ended September 30, 2007 as compared to the same period last year are a result of the shift toward retail products and services.

	Three Months Ended September 30,		Change
	2007	2006	Dollars	Percentage
Costs and Expenses
Cost of Revenue
Wholesale	$30,671,733	$33,793,585	$(3,121,852)	(9.2)%
Retail	3,317,135	—	3,317,135	100.0%

Total Cost of Revenue	33,988,868	33,793,585	195,283	0.6%

Expenses
Operating Expenses	339,994	320,824	19,170	6.0%
General and Administrative	3,359,237	2,783,191	576,046	20.7%
Depreciation	59,850	41,263	18,587	45.0%
Amortization	—	—	—

Total Expenses	3,759,081	3,145,278	613,803	19.5%

Total Costs and Expenses	$37,747,949	$36,938,863	$809,086	2.2%

Cost of revenue in the wholesale market for the three months ended September 30, 2007 decreased compared to the same period last year as a result of the decrease in revenue and, to a lesser extent, a change in the composition of countries to which traffic was delivered in 2007 compared to 2006. The cost of revenue for wholesale consists predominantly of the per minute cost incurred to terminate a connection. Depending on the particular termination point, this cost may be charged by another wholesale carrier and/or by the foreign Public Telegraph and Telephone company. Total costs and margins vary depending on the mix of termination points within a particular period however, due to the variable nature of this cost, it generally holds a strong correlation to revenue. Cost of revenue in the retail market includes the per minute cost incurred to terminate a connection as well as other smaller costs such as the cost of producing the prepaid calling cards.

Operating expenses and general and administrative expenses both increased for the three months ended September 30, 2007 compared to the same period last year as a result of investment in the infrastructure required to manage and grow the business and expand into new markets.

Depreciation increased as a result of capital investments made in the network and infrastructure required to grow the business and expand into new markets.

Comparison of Nine Months Ended September 30, 2007 to Nine Months Ended September 30, 2006

Except as discussed in the Introduction above, the following table sets forth, for the periods indicated, unaudited interim consolidated condensed statements of operations information and information from our unaudited interim consolidated condensed statements of operations expressed as a percentage of revenue.

	Nine Months Ended September 30,
	2007		2006
	Dollars	% of Revenue	Dollars	% of Revenue
Revenue	$101,995,591	100.0%	$113,657,799	100.0%
Cost of Revenue	97,908,818	96.0%	106,662,903	93.8%
Expenses	10,840,502	10.6%	7,817,861	6.9%

Operating Income	(6,753,729)	(6.6)%	(822,965)	(0.7)%
Other Expenses	(1,160,432)	(1.1)%	(2,530,443)	(2.2)%

Net Loss	$(7,914,161)	(7.8)%	$(3,353,408)	(3.0)%

In this segment we generate wholesale revenue from customers by providing voice termination services worldwide to other telecommunication companies through a high capacity IP network. In the wholesale business, the customers are originating carriers who interconnect to Latin Node’s network via VoIP or legacy Time Division Multiplexing (“TDM”) connections. We generate retail revenue by offering corporate and residential customers a wide variety of services including broadband telephony, prepaid long distance calling cards, corporate telephony, and PinLess prepaid long distance.

	Nine Months Ended September 30,		Change
	2007	2006	Dollars	Percentage
Revenue
Wholesale	$94,656,796	$113,657,799	$(19,001,003)	(16.7)%
Retail	7,338,795	—	7,338,795	100.0%

Total Revenue	$101,995,591	$113,657,799	$(11,662,208)	(10.3)%

Due to the low barriers to entry and the number of large, global competitors, the wholesale telecommunications market is fiercely competitive and has significantly lower gross margins than the retail market. Latin Node began offering certain products and services to the retail market in the fourth quarter of 2006. In addition to the higher margins generally associated with retail sales as compared to wholesale sales, Latin Node can leverage its wholesale cost structure to drive retail margins even higher. These higher margins have been partially offset by higher initial costs associated with entering a new market. Improved overall margins are not expected to materialize before 2008. The decline in wholesale revenue for the nine months ended September 30, 2007 as compared to the same period last year are a result of the shift toward retail products and services.

	Nine Months Ended September 30,		Change
	2007	2006	Dollars	Percentage
Costs and Expenses
Cost of Revenue
Wholesale	$90,697,018	$106,662,903	$(15,965,885)	(15.0)%
Retail	7,211,800	—	7,211,800	100.0%

Total Cost of Revenue	97,908,818	106,662,903	(8,754,085)	(8.2)%

Expenses
Operating Expenses	1,235,721	1,726,211	(490,490)	(28.4)%
General and Administrative	9,174,535	5,956,843	3,217,692	54.0%
Depreciation	430,246	134,807	295,439	219.2%
Amortization	—	—	—

Total Expenses	10,840,502	7,817,861	3,022,641	38.7%

Total Costs and Expenses	$108,749,320	$114,480,764	$(5,731,444)	(5.0)%

Cost of revenue in the wholesale market for the nine months ended September 30, 2007 decreased compared to the same period last year as a result of the decrease in revenue and, to a lesser extent, a change in the composition of countries to which traffic was delivered in 2007 compared to 2006. The cost of revenue for wholesale consists predominantly of the per minute cost incurred to terminate a connection. Depending on the particular termination point, this cost may be charged by another wholesale carrier and/or by the foreign Public Telegraph and Telephone company. Total costs and margins vary depending on the mix of termination points within a particular period however, due to the variable nature of this cost, it generally holds a strong correlation to revenue. Cost of revenue in the retail market includes the per minute cost incurred to terminate a connection as well as other smaller costs such as the cost of producing the prepaid calling cards.

Operating expenses decreased for the nine months ended September 30, 2007 compared to the same period last year as a result of the restructuring of certain contracts.

General and administrative expenses increased for the nine months ended September 30, 2007 compared to the same period last year as a result of investment in the infrastructure required to manage and grow the business and expand into new markets.

As disclosed in our Current Report on Form 8-K/A filed with the SEC on September 14, 2007, we engaged in a review of Latin Node’s internal controls and legal compliance procedures within its finance and accounting departments as a part of our acquisition and integration of Latin Node. As a result of this review, certain past payments to consultants in Central America were identified as having been made in the absence of adequate records and controls for a U.S. public company. We have initiated an investigation to determine whether any direct or indirect payments by consultants used by Latin Node prior and subsequent to its acquisition by us were made in violation of the FCPA. The investigation of the FCPA Matter is being conducted by a Special Committee of the Board of Directors of the Company. The Special Committee has retained independent legal counsel to assist in the investigation of the FCPA Matter.

On November 14, 2007, our management and Board of Directors received a preliminary oral report regarding the investigation of the FCPA Matter. The investigation has preliminarily revealed certain payments from Latin Node that may have been made in violation of the FCPA. The investigation is ongoing and there may be other payments by Latin Node that may have been made in violation of the FCPA.

Based on the preliminary results of the investigation of the FCPA Matter, eLandia and/or Latin Node may be subject to fines and penalties assessed by governmental authorities, and will incur substantial expenses associated with investigating the FCPA Matter and other matters arising from the acquisition of Latin Node. In addition, the on-going business of Latin Node may be negatively impacted by the loss of customers or vendors as a result of the actions taken by eLandia based on the preliminary findings in the FCPA Matter.

Depreciation increased as a result of capital investments made in the network and infrastructure required to grow the business and expand into new markets.

Performance Measures

In managing our operations and assessing our financial performance in Latin Node management supplements the information provided by financial statement measures with several customer-focused performance metrics that are internally used to manage our business.

The following table contains the key operating data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Average Revenue per Minute (“ARPM”)	$0.059	$0.069	$0.059	$0.079
Minutes of Use (“MOU”)	611,335,691	516,067,738	1,729,751,550	1,441,066,996
Number of Customers at Period End	12,344	855	12,344	855
Revenue per Employee	$124,681	$196,429	$355,385	$633,465

For the three and nine months ended September 30, 2007, Average Revenue per Minute decreased by $0.01 or 14.6% and $0.02 or 25.5%, respectively from the three and nine months ended September 30, 2006. We attribute the decline primarily to the decrease in our wholesale business due to increased competition in various countries.

For the three and nine months ended September 30, 2007, Minutes of Use increased by 95,267,953, or 18.5%, and 288,684,554, or 20.0%, respectively, from the three and nine months ended September 30, 2006. We attribute this to an increase in the number of new retail customers and a corresponding increase in the volume of calls and minutes. Wholesale traffic business experienced a decrease in total minutes from 2006 to 2007 due to increased competition in various countries from other Telecom carriers. We expect that this trend will continue as we work toward achieving more effective pricing for our local and long distance services and develop and expand our retail business.

For the three and nine months ended September 30, 2007, number of customers increased by 11,489 or 1,343.7% from the three and nine months ended September 30, 2006. We attribute this to an increase in the number of new retail customers which also relates to the increase in the volume of minutes. We expect that this trend will continue as we work towards developing and expanding our retail business.

Management also reviews the measure of revenue per employee to evaluate the efficiency of our operations. Revenue per employee is calculated by dividing total revenue by the total headcount at the end of the period. The decrease experienced for the three and nine months ended September 30, 2007 over the same periods last year is mainly attributable to the increase in employees combined with an overall decrease in revenues for each of the periods respectively.

Results of Operations, Papua New Guinea

Comparison of Three Months Ended September 30, 2007 to Three Months Ended September 30, 2006

The following table sets forth, for the periods indicated, unaudited interim consolidated condensed statements of operations information and information from our unaudited interim consolidated condensed statements of operations expressed as a percentage of revenue.

	Three Months Ended September 30,
	2007		2006
	Dollars	% of Revenue	Dollars	% of Revenue
Revenue	$9,048,053	100.0%	$7,725,202	100.0%
Cost of Revenue	5,438,215	60.1%	4,192,904	54.3%
Expenses	3,235,246	35.8%	3,212,231	41.6%

Operating Income	374,592	4.1%	320,067	4.1%
Other Income	393,552	4.3%	187,457	2.4%

Income Before Tax	768,144	8.5%	507,524	6.6%
Income Tax Expense	(249,212)	(2.8)%	(222,283)	(2.9)%
Minority Interest	(258,573)	(2.9)%	(291,505)	(3.8)%

Net Income	$260,359	2.9%	$(6,264)	(0.1)%

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

	Three Months Ended September 30,		Change
	2007	2006	Dollars	Percentage
Revenue
Product Sales	$5,937,518	$4,717,097	$1,220,421	25.9%
IT Solutions	1,360,592	1,437,308	(76,716)	(5.3)%
Data Delivery	1,749,943	1,570,797	179,146	11.4%

Total Revenue	$9,048,053	$7,725,202	$1,322,851	17.1%

We attribute the increase in product sales revenue primarily to continued growth in sales of low-end servers, PCs, peripherals and consumable products both in the retail and corporate sectors. The commercial systems sales within the Product Sales division also saw a marked increase from the same period last year as a result of the sales of two large IBM mid-range servers to a major bank in July 2007. We anticipate continued strong sales in low-end servers, PCs and related hardware.

We attribute the decrease in revenue from IT Solutions to a decrease in the revenue derived from our software analysis and development division. The level of project activity has remained consistent however certain minor delays have pushed a number of key milestones back to the fourth quarter of 2007. Revenue derived from maintenance agreements in 2007 remained consistent with the same period last year.

We attribute the increase in data delivery revenue to a continued increase in the volume of data utilized by our ISP customers. Customers are charged on a data usage model and any increase in data volume correlates to an increase in revenue. During the three months ended September 30, 2007, we received a significant reduction in the per unit rates charged by our wholesale provider for data delivery services. In an effort to remain competitive in the marketplace, we have passed a portion of this savings on to our customers. Although the lower prices have driven an increase in volume, we expect the lower rates charged to our customers to offset that increase and result in relatively flat revenue.

	Three Months Ended September 30,		Change
	2007	2006	Dollars	Percentage
Costs and Expenses
Cost of Revenue
Product Sales	$4,947,938	$3,840,543	$1,107,395	28.8%
Data Delivery	490,277	352,361	137,916	39.1%

Total Cost of Revenue	5,438,215	4,192,904	1,245,311	29.7%

Expenses
Operating Expenses	1,516,358	1,366,711	149,647	10.9%
General and Administrative	1,109,027	1,272,009	(162,982)	(12.8)%
Depreciation	351,441	275,741	75,700	27.5%
Amortization	258,420	297,770	(39,350)	(13.2)%

Total Expenses	3,235,246	3,212,231	23,015	0.7%

Total Costs and Expenses	$8,673,461	$7,405,135	$1,268,326	17.1%

Overall cost of revenue for product sales from sales of PC’s, low-end servers and accessories have been consistent with prior periods, however the overall margin derived from total product sales was approximately 2% lower than the same period last year as result of a lower margin achieved on the IBM mid-range server sale.

Cost of revenue for data delivery increased at a much faster rate than the corresponding revenue. During the three months ended September 30, 2007, we received a significant reduction in the per unit rates charged by our wholesale provider for data delivery services. In an effort to remain competitive in the marketplace, we have passed a portion of this savings on to our customers. The lower per unit rates allowed customers to utilize a higher volume of data, which resulted in a higher overall cost for data delivery services.

Operating expenses increased $149,647, although as a percentage of revenue, operating expenses were 16.8% for the three months ended September 30, 2007, which is down from 17.7% for the same period last year. The increase in expenses can be primarily attributed to certain write-downs of obsolete inventory and an increase in advertising and marketing expenses.

General and administrative costs decreased $162,982 primarily as a result of a reduction in administration staff costs. Also contributing to the decline in costs was a one-time license fee paid in August 2006 that was not required to be paid in 2007.

Depreciation increased as a result of an increase in automated teller machines purchased in March and April of 2007, the procurement of additional network facilities made earlier in the year, and the replacement of certain older vehicles. Amortization decreased as a result of the fourth quarter 2006 revaluation of the intangible assets acquired in connection with the purchase of Datec in the first quarter of 2006.

Increased revenue, lower general and administrative and amortization costs, and a more favorable exchange rate in 2007 resulted in net income of $260,359 for the three months ended September 30, 2007 compared to net loss of $6,264 for the same period last year.

Comparison of Nine Months Ended September 30, 2007 to Nine Months Ended September 30, 2006

Except as discussed in the Introduction above, the following table sets forth, for the periods indicated, unaudited interim consolidated condensed statements of operations information and information from our unaudited interim consolidated condensed statements of operations expressed as a percentage of revenue.

	Nine Months Ended September 30,
	2007		2006
	Dollars	% of Revenue	Dollars	% of Revenue
Revenue	$26,259,436	100.0%	$21,763,469	100.0%
Cost of Revenue	15,417,403	58.7%	11,961,431	55.0%
Expenses	9,550,895	36.4%	8,723,990	40.1%

Operating Income	1,291,138	4.9%	1,078,048	5.0%
Other Income	612,342	2.3%	597,145	2.7%

Income Before Tax	1,903,480	7.2%	1,675,193	7.7%
Income Tax Expense	(745,707)	(2.8)%	(682,859)	(3.1)%
Minority Interest	(773,468)	(2.9)%	(893,128)	(4.1)%

Net Income	$384,305	1.5%	$99,206	0.5%

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

	Nine Months Ended September 30,		Change
	2007	2006	Dollars	Percentage
Revenue
Product Sales	$16,548,338	$13,629,241	$2,919,097	21.4%
IT Solutions	4,458,427	3,873,787	584,640	15.1%
Data Delivery	5,252,671	4,260,441	992,230	23.3%

Total Revenue	$26,259,436	$21,763,469	$4,495,967	20.7%

We attribute the increase in product sales revenue primarily to continued strong sales of low-end servers, PCs, peripherals and consumable products both in the retail and corporate sectors coupled with a major sale of a large Bank server solution in June and July of 2007. We anticipate continued good sales in low-end servers, PCs and related hardware. While we have experienced an increase in the product sales revenue, we have also seen an erosion in the margin achieved on these sales. This was predominantly a result of aggressive pricing strategies adopted by our main competition in an effort to gain market share by targeting a number of our key customers earlier in the year. Management has been successful in countering this strategy and has managed to regain some of the market share that was lost in the first half of 2007 and at the same time retained our overall margins. Management will continue to monitor the market carefully while at the same time seek ways to ensure that margins are maximized.

We attribute the increase in IT Solutions revenue of $584,640 to a higher activity levels in the software analysis and development division, the communications division and an improvement in the revenue derived from maintenance agreements in the office automation division.

We attribute the increase in data delivery revenue of $992,230 to a continued increase in the volume of data utilized by our ISP customers. Customers are charged on a data usage model and any increase in data volume correlates to an increase in revenue. During the nine months ended September 30, 2007, we received a significant reduction in the per unit rates charged by our wholesale provider for data delivery services. In an effort to remain competitive in the marketplace, we have passed a portion of this savings on to our customers. Although the lower prices have driven an increase in volume, we expect the lower rates charged to our customers to offset that increase and result in relatively flat revenue.

	Nine Months Ended September 30,		Change
	2007	2006	Dollars	Percentage
Costs and Expenses
Cost of Revenue
Product Sales	$13,815,797	$10,928,170	$2,887,627	26.4%
Data Delivery	1,601,606	1,033,261	568,345	55.0%

Total Cost of Revenue	15,417,403	11,961,431	3,455,972	28.9%

Expenses
Operating Expenses	4,217,577	3,748,767	468,810	12.5%
General and Administrative	3,575,422	3,382,265	193,157	5.7%
Depreciation	982,636	798,905	183,731	23.0%
Amortization	775,260	794,053	(18,793)	(2.4)%

Total Expenses	9,550,895	8,723,990	826,905	9.5%

Total Costs and Expenses	$24,968,298	$20,685,421	$4,282,877	20.7%

Cost of revenue for product sales increased at a faster rate than the increase in sales due to the competitive price pressure for product at the beginning of the year coupled with a low margin achieved on several large server sales made to a major bank. Although we do expect to see a continuation of strong competition which will keep pressure on margins, our recently adopted competitive strategy has resulted in a stabilization of the margin levels achieved on low-end servers, PCs, peripherals and consumable products.

Cost of revenue for data delivery increased at a much faster rate than the corresponding revenue. In August 2007, we received a significant reduction in the per unit rates charged by our wholesale provider for data delivery services. In an effort to remain competitive in the marketplace, we have passed a portion of this savings on to our customers. The lower per unit rates allowed customers to utilize a higher volume of data, which resulted in a higher overall cost for data delivery services.

Operating expenses increased $468,810, although as a percentage of revenue, operating expenses were 16.1% for the nine months ended September 30, 2007, which is down from 17.2% for the same period last year. The increase in expenses can be primarily attributed to certain write-downs of obsolete inventory and an increase in advertising and marketing expenses.

The increase in general and administrative expenses can be attributed to higher management expenses, repairs and maintenance costs for certain pieces of equipment and motor vehicles, as well as a higher provision for bad debts. Recent reductions in administrative staff costs are expected to keep general and administrative expenses for the full year 2007 in line with 2006.

Depreciation increased as a result of an increase in automated teller machines purchased in March and April of 2007, the procurement of additional network facilities made earlier in the year, and the replacement of certain older vehicles. Amortization decreased as a result of the fourth quarter 2006 revaluation of the intangible assets acquired in connection with the purchase of Datec in the first quarter of 2006.

A 20.7% increase in revenue, partially offset by higher costs of revenue, operating expenses and general and administrative expenses yielded an increase in net income of $285,099 to $384,305 for the nine months ended September 30, 2007.

Performance Measures

In managing our operations and assessing our financial performance in Papua New Guinea, management supplements the information provided by financial statement measures with several customer–focused performance metrics that are internally used to manage our business. The following table contains the key operating data.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue per Employee	$35,905	$31,429	$104,204	$94,214
Stable Revenue	91.0%	92.0%	94.0%	91.0%
PC Revenue	$1,095,831	$1,075,352	$3,225,563	$2,484,083
Server Revenue	$1,260,822	$249,792	$2,088,837	$563,495
PC and Server Revenue as a Percentage of Product Revenue	40.0%	28.0%	32.0%	22.0%

As a result of revenue growth while maintaining headcount at reasonable levels, we continue to see improvement in the revenue per employee figures. Management will continue to evaluate staffing levels in conjunction with sales and other active project metrics and take the necessary steps to maintain this positive trend.

Although down slightly for the three months ended September 30, 2007 compared to the same period last year, Stable revenue continues to improve on a year to date basis due to the continued growth of IT solutions and data delivery revenue.

Total PC revenue increased 29.9% for the nine months ended September 30, 2007 over the same period last year. Average total sales value increased due to successful strategies in advertising and targeting corporate clients; however, margins on these products remain under pressure. These lower margin products are used to generate opportunities to sell service contracts and peripheral products, which generally provide higher margins and an ongoing revenue stream. Total PC revenue for the three months ended September 30, 2007 is relatively consistent with the Total PC revenue for the three months ended September 30, 2006.

The significant growth rate for servers during the three and nine month periods ended September 30, 2007 compared with the same periods last year was primarily a result of several high-end Intel Server sales in 2007. There were no comparable sales during the respective periods in 2006. Given the low frequency of sales of high-end servers, and as functionality and performance of the lower cost servers continues to increase, we expect our average sale amount to decline.

Results of Operations, Fiji and Other Pacific Island Nations

Comparison of Three Months Ended September 30, 2007 to Three Months Ended September 30, 2006

The following table sets forth, for the periods indicated, unaudited interim consolidated condensed statements of operations information and information from our unaudited interim consolidated condensed statements of operations expressed as a percentage of revenue.

	Three Months Ended September 30,
	2007		2006
	Dollars	% of Revenue	Dollars	% of Revenue
Revenue	$2,539,736	100.0%	$2,933,380	100.0%
Cost of Revenue	1,256,708	49.5%	1,735,651	59.2%
Expenses	1,879,749	74.0%	1,912,426	65.2%

Operating Income	(596,721)	(23.5)%	(714,697)	(24.4)%
Other Income (Expense)	57,951	2.3%	(58,534)	(2.0)%

Income Before Tax	(538,770)	(21.2)%	(773,231)	(26.4)%
Income Tax Benefit (Expense)	3,090	0.1%	(10,617)	(0.4)%

Net Income	$(535,680)	(21.1)%	$(783,848)	(26.7)%

In this operating segment, we derive revenue from product sales and IT solutions. We do not currently provide ISP and data network infrastructure to customers in Fiji and other Pacific Island Nations. Our operations in this segment have generally remained cash flow neutral and we expect this to remain the same in the fourth quarter of 2007.

	Three Months Ended September 30,		Change
	2007	2006	Dollars	Percentage
Revenue
Product Sales	$1,186,180	$1,659,252	$(473,072)	(28.5)%
IT Solutions	1,353,556	1,274,128	79,428	6.2%

Total Revenue	$2,539,736	$2,933,380	$(393,644)	(13.4)%

During the third quarter of 2006, we made a significant one-time sale to the Fiji government. Excluding the effects of that sale, revenue from product sales for the three months ended September 30, 2007 was consistent with revenue from product sales for the same period last year.

Management has undertaken several initiatives in the Fiji and Other Pacific Island Nations segment operations in an attempt to improve the results of operations. Though our efforts began to yield positive results in the second quarter of 2007, a decrease in revenue and profit within our Mobile Technology Solutions subsidiary has continued to impact the Fijian operations negatively. We are evaluating certain workforce reductions which we expect will yield positive results within the next year. Management believes these initiatives will materially improve our result of operations in this segment.

	Three Months Ended September 30,		Change
	2007	2006	Dollars	Percentage
Costs and Expenses
Cost of Revenue
Product Sales	$973,158	$1,463,521	$(490,363)	(33.5)%
IT Solutions	283,550	272,130	11,420	4.2%

Total Cost of Revenue	1,256,708	1,735,651	(478,943)	(27.6)%

Expenses
Operating Expenses	780,013	797,979	(17,966)	(2.3)%
General and Administrative	935,899	799,108	136,791	17.1%
Depreciation	84,504	98,791	(14,287)	(14.5)%
Amortization	79,333	216,548	(137,215)	(63.4)%

Total Expenses	1,879,749	1,912,426	(32,677)	(1.7)%

Total Costs and Expenses	$3,136,457	$3,648,077	$(511,620)	(14.0)%

Revenue for product sales decreased at a slightly slower rate than the decrease in cost of revenue for product sales. Although we do expect to see a continuation of strong competition which will keep pressure on margins, we are attempting to compensate with other initiatives, such as shifting our focus to the provision of services which generally results in higher margins. This strategy is complemented by the company’s attempt to shed lower margin businesses which is reflected in the trend mentioned above. This is further illustrated by the fact that IT solutions revenue increased at a greater rate than the increase in cost of revenue for IT solutions during the three months ended September 30, 2007 compared to the same period last year. Although this increase was the result of a specific contract (ICMS PNG/FIJI), this epitomizes the upside in this strategy.

The decrease in operating costs for the three months ended September 30, 2007 compared to the same period last year is attributed to a 60% reduction in the headcount across all divisions in Fiji and Other Pacific Island Nations. The increase in general and administrative expenses for the three months ended September 30, 2007 compared to the same period last year is due primarily to the restructuring of management in the first half of 2007 that resulted in a cost-sharing arrangement for certain executives that became effective in the third quarter of 2007.

Depreciation expense decreased as a result of assets in Fiji being fully depreciated. Amortization decreased as a result of the fourth quarter 2006 revaluation of the intangible assets acquired in connection with the purchase of Datec in the first quarter of 2006.

The net loss of $535,680 for the three months ended September 30, 2007 shows improvement over the net loss of $783,848 experienced for the same period last year – a trend the company believes will continue and eventually yield profitability in the future.

The company’s strategic shift to the IT solutions business and the shedding of lower margin businesses are major factors in this positive trend. Additionally, management has completed the implementation of a number of strategic changes to the premises and operational structure in Samoa, Vanuatu and the Solomon Islands operations in an effort to improve the fiscal performance and general profile of these business units. The benefits of these changes will start to be realized towards the end of the fourth quarter 2007 and into 2008.

Comparison of Nine Months Ended September 30, 2007 to Nine Months Ended September 30, 2006

Except as discussed in the Introduction above, the following table sets forth, for the periods indicated, unaudited interim consolidated condensed statements of operations information and information from our unaudited interim consolidated condensed statements of operations expressed as a percentage of revenue.

	Nine Months Ended September 30,
	2007		2006
	Dollars	% of Revenue	Dollars	% of Revenue
Revenue	$7,833,076	100.0%	$8,067,141	100.0%
Cost of Revenue	3,526,427	45.0%	4,079,511	50.6%
Expenses	5,179,799	66.1%	5,344,175	66.2%

Operating Income	(873,150)	(11.1)%	(1,356,545)	(16.8)%
Other Income (Expense)	(95,934)	(1.2)%	(4,499)	(0.1)%

Income Before Tax	(969,084)	(12.4)%	(1,361,044)	(16.9)%
Income Tax Benefit (Expense)	14,465	0.2%	(151,748)	(1.9)%

Net Income	$(954,619)	(12.2)%	$(1,512,792)	(18.8)%

In this operating segment, we derive revenue from product sales and IT solutions. We do not currently provide ISP and data network infrastructure to customers in Fiji and other Pacific Island Nations. Our operations in this segment have generally remained cash flow neutral and we expect this to remain the same in the fourth quarter of 2007.

	Nine Months Ended September 30,		Change
	2007	2006	Dollars	Percentage
Revenue
Product Sales	$3,713,756	$4,422,123	$(708,367)	(16.0)%
IT Solutions	4,119,320	3,645,018	474,302	13.0%

Total Revenue	$7,833,076	$8,067,141	$(234,065)	(2.9)%

The decrease in product sales results from a strategic shift from product sales to IT solutions, a switch which avails the company to greater margins. In addition, during the nine month ended September 30, 2006, we made a significant one-time sale to the Fiji government.

The increase in IT solutions revenue was a result of revenue attributed to a major software upgrade project provided by our Queensland operation. That project was successfully completed in May 2007.

Management has undertaken several initiatives in the Fiji and Other Pacific Island Nations segment operations in an attempt to improve the results of operations. Though our efforts began to yield positive results in the second quarter of 2007, a decrease in revenue and profit within our Mobile Technology Solutions subsidiary has continued to impact the Fijian operations negatively. We are evaluating certain workforce reductions which we expect will yield positive results within the next year. Management believes these initiatives will materially improve our result of operations in this segment.

	Nine Months Ended September 30,		Change
	2007	2006	Dollars	Percentage
Costs and Expenses
Cost of Revenue
Product Sales	$3,013,626	$3,490,270	$(476,644)	(13.7)%
IT Solutions	512,801	589,241	(76,440)	(13.0)%

Total Cost of Revenue	3,526,427	4,079,511	(553,084)	(13.6)%

Expenses
Operating Expenses	2,446,485	2,231,545	214,940	9.6%
General and Administrative	1,973,542	2,265,446	(291,904)	(12.9)%
Depreciation	267,929	269,723	(1,794)	(0.7)%
Amortization	237,999	577,461	(339,462)	(58.8)%

Total Expenses	4,925,955	5,344,175	(418,220)	(7.8)%

Total Costs and Expenses	$8,452,382	$9,423,686	$(971,304)	(10.3)%

The cost of product sales for the nine months ended September 30, 2007 reduced at a slightly lower rate than the revenue decrease experienced. We anticipate there will continue to be pressure on margins derived from product sales and the company will continue to pursue the strategic adjustment to focus on IT solutions rather than product sales as IT solutions generally return higher margins.

The cost of providing IT solutions decreased during the nine months ended September 30, 2007 compared to the same period last year as a result of the elimination of certain contracted professional services staff in Australia coupled with a reduction in staff numbers in the Fiji operations.

The increase in operating costs for the nine months ended September 30, 2007 compared to the same period last year is attributable to the contract employees for the major software upgrade project provided by our Queensland operation. The project was completed in May of 2007, and expenses are expected to return to previous levels in the second half of 2007.

The decrease in general and administration expenses for the nine months ended September 30, 2007 compared to the same period last year is attributable to the restructuring of management in the first half of 2007. Though certain general and administrative expenses were slightly higher during the nine months ended September 30, 2007 over the same period last year, the overall restructuring has yielded positive results to date.

Depreciation expense decreased as a result of assets in Fiji being fully depreciated. Amortization decreased as a result of the fourth quarter 2006 revaluation of the intangible assets acquired in connection with the purchase of Datec in the first quarter of 2006.

The net loss of $954,619 for the nine months ended September 30, 2007 is an improvement over the $1,512,792 net loss experienced for the same period last year. The pursuit of higher margin business along with the reduction in headcount particularly in the sales and marketing areas contributed to the improved result. Management is completing the implementation of a number of strategic initiatives in Samoa, Vanuatu and Solomon Islands operations in an effort to improve the fiscal performance and general profile of these business units.

Performance Measures

In an attempt to add a dimension of clarity to the financial statement data provided, management provides additional metrics for review. This data is used by management internally to assess and evaluate the financial performance of the Fiji and Other Pacific Island Nations operations. These customer-focused performance metrics serve as a supplement to the financial data provided and are not meant to replace or supersede any of the same. The following table shows metric information for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue per Employee	$16,932	$16,207	$52,221	$28,985
Stable Revenue	75.0%	75.0%	79.0%	76.0%
PC Revenue	$189,917	$345,360	$679,166	$785,150
Server Revenue	$76,707	$178,917	$298,317	$664,063
PC and Server Revenue as a Percentage of Product Revenue	22.0%	32.0%	26.0%	44.0%

Revenue per employee has grown 17% year to date in 2007 compared to 2006. This upward trend is due to the 17% reduction in headcount over the same period.

Stable revenue is higher for the nine months ended September 30, 2007 compared to the same period last year, and was consistent for the three months ended September 30, 2007 compared to the same period last year. This is consistent with the strategic adjustment toward the provision of IT solutions and the reduction in total costs and expenses. Revenue from IT solutions provided 52.59% of the total revenue for the nine months ended September 30, 2007 compared with 45.18% for the same period last year.

PC revenue decreased for both the three and nine month periods ended September 30, 2007 compared to the same periods in 2006. We attribute this decrease in revenue to reduced PC and server sales in the Solomon’s and Fiji as a result of increased competition in the market and continued PC pricing pressures throughout all of our markets and a change in strategic focus to service related revenue streams.

Server revenue decreased for both the three and nine month periods ended September 30, 2007 compared to the same periods in 2006. In addition to the server price compression being experienced in all of our markets (low-end servers becoming more powerful and reliable), the significant level of server sales experienced in Fiji and Vanuatu in 2006 was not repeated in 2007.

Results of Operations, Samoas

Comparison of Three Months Ended September 30, 2007 to Three Months Ended September 30, 2006

The following table sets forth, for the periods indicated, unaudited interim consolidated condensed statements of operations information and information from our unaudited interim consolidated condensed statements of operations expressed as a percentage of revenue.

	Three Months Ended September 30,
	2007		2006
	Dollars	% of Revenue	Dollars	% of Revenue
Revenue	$3,078,969	100.0%	$2,349,638	100.0%
Cost of Revenue	1,316,202	42.7%	1,234,276	52.5%
Expenses	1,157,728	37.6%	1,136,889	48.4%

Operating Income	605,039	19.7%	(21,527)	(0.9)%
Other Income (Expense)	(67,866)	(2.2)%	(60,306)	(2.6)%

Net Income (Loss)	$537,173	17.4%	$(81,833)	(3.5)%

In the Samoas, we derive revenue from our wireless services, our data delivery services, equipment sales and service and long distance toll fees that we charge other telecommunications providers who need to access our networks. In addition, since November 2006, we have been receiving payments from the Universal Service Fund.

	Three Months Ended September 30,		Change
	2007	2006	Dollars	Percentage
Revenue
Wireless	$746,134	$774,141	$(28,007)	(3.6)%
Data Delivery	753,249	343,709	409,540	119.2%
Equipment Sales and Service	474,143	561,523	(87,380)	(15.6)%
Long Distance	666,213	670,265	(4,052)	(0.6)%
Universal Service Fund	439,230	—	439,230	100.0%

Total Revenue	$3,078,969	$2,349,638	$729,331	31.0%

The decrease in our wireless revenues is mainly attributed to a decrease in local airtime revenue, resulting from increased competition in local rates. In addition we continued our strategy of offering increased prepaid card sales discounts to our subscribers as a means of stimulating usage and revenue of our prepaid wireless system. Partially offsetting the decrease in wireless revenue was an increase in Short Messaging Service revenue. For the remainder of the year, we will be focusing on pursuing a market strategy to continue to stimulate increased local airtime usage.

We attribute the increase in our data delivery revenue primarily to the increase in subscribers for both our residential and large broadband services. In addition, we realized revenue from the remaining Year 9 and the start of the Year 10 E-Rate contracts. As a result of providing this service, we anticipate that revenues will continue to increase fourth quarter of 2007.

We attribute the decrease in our equipment sales and service revenue primarily to the decline in the number of handset sales between the three months ended September 30, 2007 and the same period last year. In addition, we saw a decline in sales of our information technology products and software due to the termination of certain contracts with large government agencies, local banks and other significant businesses.

Since November 2006, we have been receiving payments from the Universal Service Fund. This fund was created by the Federal Communications Commission (“FCC”) to ensure that all Americans have access to high quality and affordable telecommunications, including low-income consumers, those living in rural areas that are costly to serve, and schools, libraries and rural health care providers. The Universal Service Fund is funded through contributions by interstate telecommunications carriers, which are generally passed through to their end-users. Since we have an Eligible Telecommunications (ETC) designation and because we provide service in a rural area, we are eligible to receive payments from the Universal Service Fund as of the date of our ETC designation. The amount per subscriber received from the Universal Service Fund amounted to approximately $8.50 per subscriber. As of September 30, 2007, we had a total of 17,651 subscribers in the Samoas.

Of the total 31% increase in revenue, 60%, or $439,230 is attributable to the receipt of Universal Service Funds, which we began receiving in the fourth quarter of 2006.

	Three Months Ended September 30,		Change
	2007	2006	Dollars	Percentage
Costs and Expenses
Cost of Revenue
Wireless	$281,689	$316,693	$(35,004)	(11.1)%
Data Delivery	291,528	169,257	122,271	72.2%
Equipment Sales and Service	428,431	500,361	(71,930)	(14.4)%
Long Distance	314,554	247,965	66,589	26.9%

Total Cost of Revenue	1,316,202	1,234,276	81,926	6.6%

Expenses
Operating Expenses	247,464	297,359	(49,895)	(16.8)%
General and Administrative	527,424	490,150	37,274	7.6%
Depreciation	275,826	243,956	31,870	13.1%
Amortization	107,014	105,424	1,590	1.5%

Total Expenses	1,157,728	1,136,889	20,839	1.8%

Total Costs and Expenses	$2,473,930	$2,371,165	$102,765	4.3%

The increase in total cost of revenue is attributed to the increase of costs associated with our data delivery services and long distance services, which are partially offset by a decrease in the cost of revenue for our wireless services and equipment sales.

The decrease in the cost of revenue for wireless services from the three month period ended September 30, 2006 to the same period in 2007 is mainly attributed to an overall decrease in repairs and maintenance of our network equipment, a reduction in license and maintenance fees and a decrease in utilities expense. The decrease in the cost of revenue for equipment sales and service corresponds to the decrease in revenue for equipment sales and service. We continue pursuing a strategy of offering entry-level low-margin products as a means to continue to grow our customer base.

The increased cost of revenue for data delivery is due to the addition of satellite circuits required for the Year 10 E-Rate contract with the American Samoa Department of Education which provides internet connectivity to all public schools and the public library for the Territory of American Samoa. The increase in the variance of cost of long distance is attributed to higher Carrier Access Billing System costs to the local exchange carrier for calls originating from our network and terminating on their network. In addition, the third quarter of 2006 reflects a lower than usual cost of revenue due to the settlement of certain billing disputes with our long distance carriers.

Operating expenses for the three months ended September 30, 2007 decreased from the three months ended September 30, 2006 primarily as a result of lower advertising expenses. We have re-evaluated our advertising campaigns and brought a significant portion of the production costs in-house.

Depreciation expense increased for the three months ended September 30, 2007 compared to the same period last year as a result of the completion of projects during the three months ended September 30, 2007.

Net income increased for the three months ended September 30, 2007 compared with a net loss for the three months ended September 30, 2006 due to the receipt of revenue from the Universal Service Fund and higher revenues during the three months ended September 30, 2007 compared to the same period last year, while increasing expenses at a slower rate.

Comparison of Nine Months Ended September 30, 2007 to Nine Months Ended September 30, 2006

The following table sets forth, for the periods indicated, unaudited interim consolidated condensed statements of operations information and information from our unaudited interim consolidated condensed statements of operations expressed as a percentage of revenue.

	Nine Months Ended September 30,
	2007		2006
	Dollars	% of Revenue	Dollars	% of Revenue
Revenue	$8,686,492	100.0%	$6,232,306	100.0%
Cost of Revenue	3,737,218	43.0%	3,105,719	49.8%
Expenses	3,595,317	41.4%	3,401,543	54.6%

Operating Income	1,353,957	15.6%	(274,956)	(4.4)%
Other Income (Expense)	(189,460)	(2.2)%	(168,807)	(2.7)%

Net Income (Loss)	$1,164,497	13.4%	$(443,763)	(7.1)%

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

	Nine Months Ended September 30,		Change
	2007	2006	Dollars	Percentage
Revenue
Wireless	$2,474,404	$2,586,754	$(112,350)	(4.3)%
Data Delivery	1,170,680	609,728	560,952	92.0%
Equipment Sales and Service	1,398,108	1,086,754	311,354	28.6%
Long Distance	2,168,611	1,949,070	219,541	11.3%
Universal Service Fund	1,474,689	—	1,474,689	100.0%

Total Revenue	$8,686,492	$6,232,306	$2,454,186	39.4%

We attribute the decrease in our wireless revenue to the reduction of our local on-net rates per minute in an effort to maintain a competitive pricing structure in the face of decreasing rates from our competitors. In addition, we pursued a marketing strategy of stimulating increased usage and sales of our prepaid cards by offering certain discounts to our customers, which reduced our revenues.

We attribute the increase in our data delivery revenue primarily to the addition of new residential broadband and large broadband customers. In addition, we recognized revenue from the remaining Year 9 and the start of the Year 10 E-Rate contracts. As a result of providing this service, we anticipate that revenues will continue to increase throughout the remainder of 2007.

The increase in equipment sales and service revenue is attributable to the attractive marketing and sales campaigns offering less expensive entry-level handsets and accessories. In addition, during the first half of 2007, we supplied computer equipment and products for various government agencies, the local banks and other larger local businesses.

The increase in long distance revenue is attributed to the increase in reverse toll traffic sent across our network from our carriers. The increase is also due to an increase in overall prepaid long distance revenue for the nine months ending September 30, 2007 compared to the nine months ending September 30, 2006, reflecting the results of favorable rates offered and an overall increase in our prepaid customer base.

Of the 39% increase in total revenue, 60.0%, or $1,474,689, is attributable to the receipt of Universal Service Funds, which we began receiving during the fourth quarter of 2006.

	Nine Months Ended September 30,		Change
	2007	2006	Dollars	Percentage
Costs and Expenses
Cost of Revenue
Wireless	$927,031	$940,645	$(13,614)	(1.4)%
Data Delivery	649,586	497,306	152,280	30.6%
Equipment Sales and Service	1,284,435	907,323	377,112	41.6%
Long Distance	876,166	760,445	115,721	15.2%

Total Cost of Revenue	3,737,218	3,105,719	631,499	20.3%

Expenses
Operating Expenses	852,670	923,811	(71,141)	(7.7)%
General and Administrative	1,610,140	1,474,212	135,928	9.2%
Depreciation	811,464	722,389	89,075	12.3%
Amortization	321,043	281,131	39,912	14.2%

Total Expenses	3,595,317	3,401,543	193,774	5.7%

Total Costs and Expenses	$7,332,535	$6,507,262	$825,273	12.7%

The cost of revenue for data delivery services increased mainly due to the addition of new satellite circuits required for the Year 10 E-Rate contract for the American Samoa Department of Education to provide internet connectivity to all public schools and the library on American Samoa.

The increase in cost of revenue for equipment sales and services is attributable to the corresponding increase in revenue. We achieved lower margins for the nine months ended September 30, 2007 as compared to the same period last year due to the higher percentage of low margin products that were sold for the nine months ended September 30, 2007. Marketing research suggests that the high cost of computer products present a strong barrier for many potential customers in American Samoa. In order to gain market reach and attract new customers, management anticipates that pursuing its strategy of offering low cost and entry level products will increase growth in our customer base.

The increase in the cost of long distance is attributed to higher Carrier Access Billing System costs to the local exchange carrier for calls originating from our network and terminating on their network. The increase corresponds to the increase in revenue during the same period.

Operating expenses for the nine months ended September 30, 2007 decreased from the nine months ended September 30, 2006 primarily as a result of lower advertising expenses. We have re-evaluated our advertising campaigns and brought a significant portion of the production costs in-house. In addition, bad debt expense has decreased as a result of improvement in our accounts receivable management process.

General and administrative expenses increased for the nine months ended September 30, 2007 from the nine months ended September 30, 2006 due to increased legal and professional fees associated with projects to expand our geographic reach and to resolve certain local competitive conflicts.

Depreciation expense increased as a result of upgrades, additions and expansion of our network. Amortization increased as a result of the fourth quarter 2006 re-evaluation of the intangible assets acquired in connection with the purchase of AST in the first quarter of 2006.

Receipt of funds from the Universal Service Fund, the recognition of Year’s 9 and 10 of the E-Rate contract revenue and the overall increase in Equipment Sales and Service revenue, although partially offset by slightly higher expenses, resulted in net income of $1,164,497 for the nine months ended September 30, 2007 compared with a net loss of $(443,763) for the nine months ended September 30, 2006.

Performance Measures

In managing our operations and assessing our financial performance in American Samoa, management supplements the information provided by financial statement measures with several customer-focused performance metrics that are internally used to manage our business.

The following table contains the key operating data.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Average Revenue per User	$23.51	$28.60	$26.57	$29.46
Minutes of Use	8,891,687	8,624,520	29,277,853	27,995,797
Churn	5.3%	3.2%	4.1%	3.8%
Number of Customers at Period End	17,651	15,808	17,651	15,808
Revenue per Employee	$46,520	$28,466	$130,975	$85,097

For the three and nine months ended September 30, 2007, ARPU decreased by $5.09 or 17.8% and $2.89 or 9.8%, respectively from the three and nine months ended September 30, 2006. We attribute the decline primarily to a reduction of local on-net rates in an attempt to attract new customers. In addition, in an effort to increase customer loyalty and retention in the face of stiff competition, we offered several discount promotions during the period.

For the three and nine months ended September 30, 2007, MOU’s increased by 267,167, or 3.1%, and 1,282,056, or 4.6%, respectively, from the three and nine months ended September 30, 2006. We attribute this to an increase in the number of subscribers and a corresponding increase in the volume of calls and minutes. We expect that this trend will continue as we work toward achieving more effective pricing for our local and long distance services.

For the three and nine months ended September 30, 2007, churn increased by 2.1% and 0.3%, respectively from the three and nine months ended September 30, 2006. We attribute this increase in churn, to the increasing competitive environment. Our competitor has attempted to increase market share by reducing their rates and through aggressive advertising. Their efforts have resulted in increased migration.

The number of customers at September 30, 2007 increased 1,843 or 11.7% from the number of customers at September 30, 2006. We attribute this increase to the results of our continued efforts of offering inexpensive entry-level handsets bundled with attractive activation packages and discount promotions that have resulted in increased new service activations.

Management also reviews the measure of revenue per employee to evaluate the efficiency of our operations. Revenue per employee is calculated by dividing total revenue, less revenue from reverse toll fees, by the weighted average headcount. The increases experienced for the three and nine months ended September 30, 2007 over the same periods last year is mainly attributable to the revenue generated from the Universal Service Fund program, the revenue realized from the E-Rate contracts with the American Samoa Department of Education for Year’s 9 and 10 and the increase in equipment sales and service revenues.

Results of Operations—North America, including The Caribbean

Through December 2006, our primary tangible assets within this segment were two wireless telecommunication licenses. In January 2007, we sold our wireless telecommunications license for Bloomington, Illinois. The sales price was $2,750,000. In July 2007, the Company entered into a Purchase Agreement with Digicel, Inc. for the sale of its wireless telecommunications license for the U.S. Virgin Islands. The negotiated sales price is $1,300,000 and is payable in cash upon closing. Closing of the transaction is subject to, among other things, approval of the FCC. If FCC approval is obtained and all other conditions to closing are satisfied, management anticipates that this transaction would be consummated in the first quarter of 2008.

Comparison of Three Months Ended September 30, 2007 to Three Months Ended September 30, 2006

The following table sets forth, for the periods indicated, unaudited interim consolidated condensed statements of operations information and information from our unaudited interim consolidated condensed statements of operations.

	Three Months Ended September 30,		Change
	2007	2006	Dollars	Percentage
Revenue	$—	$—	$—
Cost of Revenue	—	—	—
Expenses	1,135,185	581,886	553,299	95.1%

Operating loss	(1,135,185)	(581,886)	(553,299)	(95.1)%
Interest, financing costs and other expenses, net of interest income	(1,156,517)	(56,470)	1,100,047	1948.0%

Loss from continuing operations	(2,291,702)	(638,356)	(1,653,346)	(259.0)%
Loss from discontinued operations	(1,660)	(133)	1,527	1148.1%

Net loss	$(2,293,362)	$(638,489)	$(1,654,873)	(259.2)%

Costs and expenses during the three months ended September 30, 2007 and 2006 amounted to $1,135,185 and $553,299, respectively. These costs and expenses represent corporate overhead and general and administrative expenses in addition to costs associated with the acquisitions of Datec, AST and Latin Node.

Interest, financing costs and other expenses increased significantly in 2007 as a result of accrued interest and amortization of deferred financing costs associated with the promissory notes from our majority stockholder.

Comparison of Nine Months Ended September 30, 2007 to Nine Months Ended September 30, 2006

The following table sets forth, for the periods indicated, unaudited interim consolidated condensed statements of operations information and information from our unaudited interim consolidated condensed statements of operations.

	Nine Months Ended September 30,		Change
	2007	2006	Dollars	Percentage
Revenue	$—	$—	$—	—
Cost of Revenue	—	—	—	—
Expenses	3,952,085	2,221,602	1,730,483	77.9%
Portion of purchase price charged upon acquisition of Latin Node	18,183,994	—	18,183,994	100.0%

Operating Income	(22,136,079)	(2,221,602)	(19,914,477)	(896.4)%
Gain on sale of telecommunications license	1,842,875	—	1,842,875	100.0%
Interest, financing costs and other expenses, net of interest income	(2,120,572)	(236,741)	(1,883,831)	795.7%

Loss from continuing operations	(22,413,776)	(2,458,343)	(19,955,433)	(811.7)%
Income tax expense	(88,458)	—	(88,458)	100.0%
Income (loss) from discontinued operations	21,133	(6,979)	(28,112)	(402.8)%

Net loss	$(22,481,101)	$(2,465,322)	$(20,015,779)	(811.9)%

As disclosed in our Current Report on Form 8-K/A filed with the SEC on September 14, 2007, we engaged in a review of Latin Node’s internal controls and legal compliance procedures within its finance and accounting departments as a part of our acquisition and integration of Latin Node. As a result of this review, certain past payments to consultants in Central America were identified as having been made in the absence of adequate records and controls for a U.S. public company. We have initiated an investigation to determine whether any direct or indirect payments by consultants used by Latin Node prior and subsequent to its acquisition by us were made in violation of the FCPA. The investigation of the FCPA Matter is being conducted by a Special Committee of the Board of Directors of the Company. The Special Committee has retained independent legal counsel to assist in the investigation of the FCPA Matter.

On November 14, 2007, our management and Board of Directors received a preliminary oral report regarding the investigation of the FCPA Matter. The investigation has preliminarily revealed certain payments from Latin Node that may have been made in violation of the FCPA. The investigation is ongoing and there may be other payments by Latin Node that may have been made in violation of the FCPA.

Based on the preliminary results of the investigation of the FCPA Matter, eLandia and/or Latin Node may be subject to fines and penalties assessed by governmental authorities, and will incur substantial expenses associated with investigating the FCPA Matter and other matters arising from the acquisition of Latin Node. In addition, the on-going business of Latin Node may be negatively impacted by the loss of customers or vendors as a result of the actions taken by eLandia based on the preliminary findings in the FCPA Matter. The adjustment, which has been recorded effectively as of June 30, 2007, relates to the reallocation of the $22,280,427 purchase price along with the treatment of certain warrants issued in connection with obtaining debt as part of the acquisition, including a portion of the purchase price charged upon acquisition of Latin Node totaling $18,183,994.

Costs and expenses during the nine months ended September 30, 2007 and 2006 amounted to $3,952,085 and $2,221,602, respectively. These costs and expenses represent corporate overhead and general and administrative expenses in addition to costs associated with the acquisitions of Datec, AST and Latin Node.

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

Liquidity and Capital Resources

Overview

Historically our principal source of liquidity has been the sale of our securities, including preferred stock and convertible promissory notes, to Stanford International Bank Ltd. (“SIBL”). Other sources of liquidity include cash generated from operations and cash from external financing arrangements, including a revolving line of credit facility of up to $5 million from ANZ Finance American Samoa, Inc. (“ANZ”) and a Secured Non-Convertible Revolving Note of up to $7.5 million from Laurus Master Fund, Ltd. (“Laurus”).

We have entered into financing and investment transactions because internally generated funding sources have been insufficient to maintain our operations. In 2007, we have continued to be primarily dependent upon funding from SIBL, our principal shareholder. There is no assurance that SIBL will continue to fund us in the short-term or that the amount, timing and duration of the funding from SIBL will be adequate to sustain our business operations.

During February of 2007, we obtained a $30.3 million financing commitment from our major stockholder. Of the $30.3 million committed, $20 million was used in conjunction with a loan to Latin Node (which was ultimately converted into preferred stock of Latin Node on June 28, 2007), $3.3 million was used to refinance an existing short term note we had outstanding to our major stockholder, $2 million was used to pay financing costs to Stanford Group Company, and the remaining $5 million was used for an additional loan to Latin Node during June of 2007.

Effective June 28, 2007, we acquired 8 million shares of Series A Preferred Stock of Latin Node. The Series A Preferred Stock is convertible, in whole or in part, and at a conversion price of $2.50 per share, into shares of common stock of Latin Node representing 80% of the issued and outstanding shares of common stock of Latin Node. The purchase price for the Series A Preferred Stock was $22,280,427 which was paid as follows:

i)	$20 million was satisfied by converting a $20 million promissory note from Latin Node at closing,

ii)	$1,563,750 in consideration was paid by issuing 375,000 shares of our common stock at a value of $4.17 per share, and

iii)	$716,677 of capitalized acquisition costs were paid in cash.

On June 29, 2007, Latin Node, our 80% owned subsidiary, closed on a $13.0 million debt financing transaction with Laurus. Laurus extended financing to Latin Node in the form of a $7.5 million Secured Non-Convertible Revolving Note (the “Facility”) based on accounts receivable. The Facility has a three year term and accrues interest at a rate equal to the Wall Street Journal Prime rate plus 2.5% per annum, subject to a floor of 10.0%. As of September 30, 2007, Latin Node borrowed $917,154 on the Facility and the Wall Street Journal prime rate was 7.75%. In addition, Laurus extended financing to Latin Node in the form of a $5.5 million Secured Convertible Term Note (the “Secured Note”) secured by a first lien on all assets of Latin Node. The Secured Note has a three year term and accrues interest at a rate equal to the Wall Street Journal Prime rate plus 3.5% per annum, subject to a floor of 11.0%. Interest payments are due monthly over the term of the loan, commencing immediately, while principal payments are due in 24 equal monthly installments beginning July 1, 2008. As a result of the FCPA Matter, the Company was in default of the terms of the Facility and the Secured Note at September 30, 2007, however a waiver was received from Laurus on January 9, 2008.

In July 2007, the Company entered into a Purchase Agreement with Digicel, Inc. for the sale of its wireless telecommunications license for the U.S. Virgin Islands. The negotiated sales price is $1,300,000 and is payable in cash upon closing. Closing of the transaction is subject to, among other things, approval of the FCC. If FCC approval is obtained and all other conditions to closing are satisfied, management anticipates that this transaction would be consummated in the first quarter of 2008.

Effective November 21, 2007, we entered into a Preferred Stock Purchase Agreement (the “Purchase Agreement”) with SIBL, pursuant to which SIBL has agreed to purchase from us for an aggregate purchase price of $35,000,000 (i) up to 5,185,185 shares of our Series B Convertible Preferred Stock (the “Series B Preferred Stock”); and (ii) warrants granting to SIBL, and/or its assigns, the right to purchase up to 3,638,000 shares of our common stock (the “Warrants”). The sale of the Series B Preferred Stock and the Warrants was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, or Regulation D promulgated thereunder.

The shares of Series B Preferred Stock will, at the option of SIBL, be convertible, in whole or in part, into shares of our common stock at an initial conversion price of $6.75 per share. The proceeds received by us pursuant to the Purchase Agreement were used solely for the purposes of (i) reimbursing SIBL all of its fees and transaction expenses incurred in connection with the Purchase Agreement; (ii) to acquire a majority ownership and controlling interest in Desca Holding, LLC, a Delaware limited liability company (“Desca”) pursuant to the Unit Purchase Agreement, as described below; and (iii) up to $6,000,000 will be used for our general working capital needs. Further, Desca is required to use the proceeds from the sale of the Series A Preferred Units as follows: (A) up to $5,000,000 will be used to fund the purchase of existing ownership interests in Desca from its existing members; (B) $4,000,000 will be used to fund Desca’s capital expenditures (managed services, mobile readiness, public sector); (C) $5,000,000 will be used for Desca’s general working capital purposes; and (D) $12,000,000 shall be used to fund Desca’s future expansion. The Warrants are exercisable by SIBL and its assigns for five years and have an exercise price of $0.001 per share. Further, in connection with the investment by SIBL, SIBL agreed to surrender warrants to purchase 2,068,000 shares of our common stock previously issued to SIBL and its affiliates and assignees.

Pursuant to the terms of the Purchase Agreement, we entered into a Registration Rights Agreement with SIBL pursuant to which we agreed to prepare and file a registration statement with the SEC by March 31, 2008. The Registration Statement will register the resale of the shares of common stock issuable upon conversion of the Series B Preferred Stock and exercise of the Warrants.

In consideration for facilitating the investment by SIBL into eLandia and the investment by eLandia into Desca, Stanford Group Company, an affiliate of SIBL (“SGC”) was paid a fee of $2,450,000 and was issued five-year warrants granting to SGC, and/or its assigns, the right to purchase up to 259,259 shares of our common stock. These warrants are exercisable at a price of $6.75 per share.

AST is obligated under a Loan Agreement with ANZ, for $5,800,000. Of this amount, $800,000 is in the form of a term loan and $5,000,000 is in the form of a revolving loan. The term loan bears interest at the rate of 1.25% above the Prime Rate, or the base rate on corporate loans posted by at least 75% of the United States’ 30 largest banks, commonly known as the U.S. Prime Rate of Interest as published from time to time in the Wall Street Journal. The revolving loan bears interest at the rate of 1.0% above the Prime Rate and is subject to certain financial covenants. Payments of principal and interest under the term loan in the amount of $10,940 are due on the first day of each month. The revolving loan was due on October 30, 2007 and the term loan is due on October 30, 2015. AST has pledged all of its assets to secure this obligation. On January 8, 2008 we received notification from ANZ that the due date for the revolving loan has been extended until March 31, 2008, however we believe that the FCPA Matter may have resulted in a breach of our covenants with ANZ. Accordingly, we have reclassified $685,635, representing the long term portion at September 30, 2007 as a current liability on our unaudited interim consolidated condensed balance sheet.

Management believes that the acquisition of Desca and the reduction of expenses in connection with the restructure at Latin Node will begin to generate positive cash flows from operations in 2008. In addition, the pending sale of its telecommunications license in the U.S. Virgin Islands and the financing of the Series B preferred stock facility will provide sufficient cash to eliminate the working capital deficiency that was present at September 30, 2007. There can be no assurance that the plans and actions proposed by management will be successful and the Company may have to secure additional funding sources in the future.

As of September 30, 2007, we had a working capital deficiency of $6,385,412 and for the nine months ended September 30, 2007, we incurred a net loss of $24,207,028, including the effect of a gain amounting to $1,842,875 from the sale of one of our telecommunications licenses and a portion of the purchase price charged upon acquisition of Latin Node totaling $18,183,994 . Our operating loss, excluding the portion of the purchase price charged upon acquisition of Latin Node, for the three and nine months ended September 30, 2007 was $2,716,662 and $4,155,236, respectively.

The acquisitions of controlling interests in Latin Node and Desca provide us with an opportunity to expand our business strategy into Central and South America and other geographic regions. The additional financing and investments from our major stockholder and the new funding facility with Laurus provided us the needed capital to acquire Latin Node and Desca, to fund Latin Node’s initial working capital requirements and to fund our own immediate working capital requirements. However, as a result of these financings, we may face significantly greater debt service obligations once monthly principal and interest payments become due on the loans. We have only recently stabilized our operations in Samoa and will continue to face challenges in Fiji and other Pacific Island Nations. Latin Node is currently not profitable and we do not yet have an estimate as to when Latin Node will be able to achieve profitability, if at all. These factors will continue to present challenges to our liquidity and financial management.

Cash used in operating activities amounted to $4,740,972 and $1,818,200 for the nine months ended September 30, 2007 and 2006, respectively. The increase can be attributed primarily to the larger net loss incurred during the nine months ended September 30, 2007 and an increase in receivables that were uncollected at the end of the period in 2007 compared to 2006.

Cash used in investing activities amounted to $24,936,511 during the nine months ended September 30, 2007 and $1,521,405 during the nine months ended September 30, 2006. The increase in 2007 is primarily a result of our investment in Latin Node, partially offset by the sale of our wireless license during the first quarter of 2007.

Cash provided by financing activities amounted to $30,674,040 and $3,420,562, during the nine months ended September 30, 2007 and 2006, respectively. The increase in 2007 is primarily a result of obtaining a $30.3 million of financing from our major stockholder, a $5.5 million Secured Note from Laurus and draws made on our available lines of credit.

The following table illustrates the principal balance of our contractual obligations and commercial contingent commitments as of September 30, 2007, and includes the effects of the transactions and amendments discussed above.

	Payments Due by Period
	Total	Less Than 1 year	1-3 years	4-5 years	After 5 years
Contractual obligations:
Revolving loan	$5,917,154	$5,917,154	$—	$—	$—
Note payable — related party	30,300,000	—	—	30,300,000	—
Note payable	5,553,214	957,302	4,595,912	—	—
Loans — real estate mortgage	745,415	745,415	—	—	—
Capital leases	1,665,992	827,030	838,962	—	—
Operating leases	4,869,245	2,020,939	1,886,984	358,452	602,870

Total contractual cash obligations	$49,051,020	$10,464,840	$7,321,858	$30,658,452	$602,870

Capital Expenditures

In November 2007, AST acquired a new Nortel telecommunications switch to support its operations in American Samoa. This amount was financed via a $1,900,000 capital lease with ANZ over a five year term with monthly installments of principal and interest totaling $38,927. Other than this expenditure, we have no material commitments for capital expenditures as of September 30, 2007 and no material commitments are anticipated in the next 24 months.

Universal Service Fund

As a result of our provision of services in rural areas, in May 2006, we received an Eligible Telecommunications Carrier (“ETC”) designation from the FCC. This designation entitles us to receive payments from the Universal Service Fund as of the date of our ETC designation. This fund was created by the FCC to ensure that all Americans have access to high quality and affordable telecommunications, including low-income consumers, those living in rural areas that are costly to serve, and schools, libraries and rural health care providers. The Universal Service Fund is funded through contributions by interstate telecommunications carriers, which are generally passed through to their end-users. We received our initial payment in November 2006 and expect payments to continue on a monthly basis. Payments are calculated based on the number of eligible subscribers in the corresponding month of the prior fiscal year. The rate of payment per subscriber is subject to adjustment on a quarterly basis. For the three and nine months ended September 30, 2007, we have received $439,230 and $1,474,689, respectively, from the Universal Service Fund. The FCC is considering changes in the structure and distribution methodology of its Universal Service Fund program which could affect the amount of payments we receive in the future.

Latin Node Transaction

Latin Node is a provider of advanced telecommunications services to customers located in or communicating with Central and South America and, in some cases, Europe using voice over Internet protocol, or VoIP, technology. On February 16, 2007, we entered into a Preferred Stock Purchase Agreement with Latin Node, a wholly-owned subsidiary of Retail, pursuant to which we agreed to purchase 8,000,000 shares of Series A Preferred Stock of Latin Node for an aggregate price of $22,280,427 (includes $716,677 of capitalized acquisition costs). The acquisition was subject to certain regulatory approvals, specifically approval from the FCC. The Series A Preferred Stock shall be convertible into Latin Node common shares, in whole or in part at a conversion price of $2.50 per share which will ultimately represent 80% of the issued and outstanding shares of common stock of Latin Node. As holders of Series A Preferred Stock, we are entitled to elect two out of three directors of Latin Node.

As disclosed in our Current Report on Form 8-K/A filed with the SEC on September 14, 2007, we engaged in a review of Latin Node’s internal controls and legal compliance procedures within its finance and accounting departments as a part of our acquisition and integration of Latin Node. As a result of this review, certain past payments to consultants in Central America were identified as having been made in the absence of adequate records and controls for a U.S. public company. We have initiated an investigation to determine whether any direct or indirect payments by consultants used by Latin Node prior and subsequent to its acquisition by us were made in violation of the FCPA. The investigation of the FCPA Matter is being conducted by a Special Committee of the Board of Directors of the Company. The Special Committee has retained independent legal counsel to assist in the investigation of the FCPA Matter.

On November 14, 2007, our management and Board of Directors received a preliminary oral report regarding the investigation of the FCPA Matter. The investigation has preliminarily revealed certain payments from Latin Node that may have been made in violation of the FCPA. The investigation is ongoing and there may be other payments by Latin Node that may have been made in violation of the FCPA.

Based on the preliminary results of the investigation of the FCPA Matter, eLandia and/or Latin Node may be subject to fines and penalties assessed by governmental authorities, and will incur substantial expenses associated with investigating the FCPA Matter and other matters arising from the acquisition of Latin Node. In addition, the on-going business of Latin Node may be negatively impacted by the loss of customers or vendors as a result of the actions taken by eLandia based on the preliminary findings in the FCPA Matter. The adjustment, which has been recorded effectively as of June 30, 2007, relates to the reallocation of the $22,280,427 purchase price along with the revaluation of certain warrants issued in connection with obtaining debt as part of the acquisition, including a portion of the purchase price charged upon acquisition of Latin Node totaling $18,183,994.

Desca Transaction

Effective October 2, 2007, we entered into a Credit Agreement (the “Desca Credit Agreement”) with Desca, pursuant to which we loaned to Desca the principal sum of $5,000,000. The loan is evidenced by a secured promissory note that bears interest at an annual rate of 10% and has a maturity date, subject to earlier payment under certain circumstances, of no later than June 30, 2008. The loan is secured by substantially all of the assets of Desca, as well as the pledge by Desca of all shares of the capital stock of Desca, Corp., a Florida corporation, held by Desca, representing a 90% interest in such corporation. In addition, the loan is secured by the pledge of 100% of the membership interests and other rights, title and interests in Desca currently held by Desca’s Chief Executive Officer, Jorge Enrique Alvarado Amado (“Alvarado”). Lastly, the loan is secured by the personal guaranty of Alvarado of all of the obligations of Desca to eLandia under the terms of the Desca Credit Agreement and all other documents executed in connection with or related to the loan.

The proceeds of the loan to Desca are to be used solely for the following purposes:

(i)	to pay off a loan by and between Desca, Corp. and Regions Bank in the approximate amount of $250,000;

(ii)	to pay deposits, issue standby letters of credit and make any other ordinary course of business payments necessary to satisfy Desca’s customer purchase orders; and

(iii)	for working capital purposes.

As of October 2, 2007, eLandia, Desca, Bella Durmiente, LLC, a Delaware limited liability company (“Bella”), and Alvarado have executed a Preferred Unit Purchase Agreement (“Unit Purchase Agreement”), pursuant to which we will purchase Series A Convertible Preferred Units of Bella (“Series A Preferred Units”) for an aggregate purchase price of $26 million, which units will represent 70% of the issued and outstanding membership interests of Bella. Bella is a newly formed entity created for purposes of the Unit Purchase Agreement transaction. Unless converted earlier by us, each Series A Preferred Unit will convert into one common unit on the third anniversary of the closing of the Unit Purchase Agreement pursuant to the terms of a Limited Liability Company Agreement to be executed by the parties at the closing of the Unit Purchase Agreement. Upon the closing of the Unit Purchase Agreement, Alvarado will contribute all of his membership interests in Desca to Bella and, as a result, Bella will own all of the outstanding membership interests of Desca.

Effective November 21, 2007, we entered into an amendment to the Unit Purchase Agreement (the “Amendment”) and consummated the investment in Bella. Upon the closing of the Unit Purchase Agreement, Alvarado contributed all of his membership interests in Desca to Bella and, as a result, Bella owns all of the outstanding membership interests of Desca.

Pursuant to the terms of the Amendment, certain conditions to the closing of our investment in Bella were waived including the conclusion of our previously disclosed FCPA investigation which is currently ongoing. In addition, pursuant to the Amendment, the payment of the purchase price to Bella has been modified to provide for the payment of installments with the initial purchase at closing of 3,769,231 units of Bella (representing 55.68% of the outstanding units of Bella) for a purchase price of $14,000,000. The Amendment provides for additional purchases of 3,230,769 units of Bella for an aggregate purchase price of $12,000,000 to be paid in installments between November 23 and December 28, 2007. Following the final purchase of units under the Unit Purchase Agreement, as amended, we will own 70% of the outstanding units of Bella.

In connection with the closing of our investment in Bella, we entered into a Limited Liability Company Agreement (the “LLC Agreement”) with Alvarado. The LLC Agreement governs the relationship between the members of Bella and provides, among other things, for a put and call right pursuant to which (a) Alvarado may require that we purchase his interest in Bella for a cash purchase price calculated in accordance with the LLC Agreement, or (b) we can require that Alvarado sell us his interest in Bella for a cash purchase price calculated in accordance with the LLC Agreement.

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

Laurus extended financing to Latin Node in the form of a $7.5 million Facility at an advance rate of up to 90% of Latin Node’s eligible accounts receivable. The Facility has a three year term and accrues interest at a rate equal to the Wall Street Journal Prime rate plus 2.5% per annum, subject to a floor of 10.0%. As of September 30, 2007, Latin Node borrowed $917,154 of the $7.5 million available.

In addition, Laurus extended financing to Latin Node in the form of a $5.5 million Secured Note secured by a first lien on all assets of Latin Node. The Secured Note has a three year term and accrues interest at a rate equal to the Wall Street Journal Prime rate plus 3.5% per annum, subject to a floor of 11.0%. As of September 30, 2007, the Wall Street Journal prime rate was 7.75%. Interest payments are due monthly over the term of the loan commencing immediately, while principal payments are due in 24 equal monthly installments beginning July 1, 2008. The terms of the Secured Note allow for optional redemption by paying 130% of the principal amount together with any accrued but unpaid interest. The Secured Note is convertible into common stock of eLandia at a price of $5.00 per share if converted within one year or convertible at a price of $5.75 per share if converted after one year. The Security Agreement is subject to a servicing fee amounting to 3.5% of the total investment amount of $13.0 million, which was paid to Laurus in advance.

In connection with the Security Agreement, Laurus was granted 533,158 warrants to purchase shares of common stock of Latin Node in an amount equal to 5.0% of Latin Node’s outstanding stock on a fully diluted basis. The warrants have a nominal exercise price. We valued the warrants issued to Laurus using the Black-Scholes pricing model thereby allocating a portion of the proceeds from the Secured Note to the warrants using the relative fair value of the debt and warrants to the actual proceeds from the Secured Note. The relative fair value of the warrant was initially recorded as $1,072,887 on our June 30, 2007 balance sheet, which we recorded as a discount to the Secured Note and a corresponding long-term warrant payable liability. As a result of the investigation of the FCPA Matter and the related restructuring leading to ultimately charging the statement of operations for an $18,183,994 expense categorized as a portion of a purchase price charged upon acquisition of Latin Node, we adjusted this amount down to $240,446 and re-characterized it as a deferred financing cost. This amount will be accreted to interest expense over the life of the Secured Note. During the three months ended September 30, 2007 and for the period from June 29, 2007 to September 30, 2007, $89,407 and $91,394, respectively, was accreted into interest expense.

The warrants were valued using the Black-Scholes pricing model at $2.49 each utilizing the following factors:

Warrant lives	10 years
Volatility	108%
Risk-free interest rate	5.029%
Exercise price	$0.01
Market price	$2.50

Latin Node’s financial advisory firm, CIMA Capital Partners, LLC (“CIMA”), was paid a fee of $231,250 by Latin Node from the proceeds of the Facility. Total costs incurred to secure and close the loan, including the fee to CIMA, amounted to $885,943. This amount has been recorded as deferred financing costs and is amortized into interest expense and other financing costs over the life of the debt of three years. During the three months ended September 30, 2007 and for the period from June 29, 2007 to September 30, 2007, we recorded interest expense of $73,829 and $76,549, respectively.

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

In addition, in consideration for facilitating the Security Agreement with Laurus, SGC, an affiliate of the Company’s majority stockholder, was paid a fee of $220,000 by eLandia and granted warrants to purchase 30,000 shares of the Company’s common stock at $5.75 per share. The $220,000 fee, along with the value of the warrant, which amounted to $83,809, has been recorded as a deferred financing cost and is amortized into interest expense and other financing costs over the life of the debt of three years. During the three months ended September 30, 2007 and for the period from June 29, 2007 to September 30, 2007,, we recorded interest expense of $25,317 and $25,880, respectively. We have valued the warrants using the Black-Scholes pricing model.

The warrants were valued using the Black-Scholes pricing model at $2.79 each utilizing the following factors:

Warrant lives	7 years
Volatility	70%
Risk-free interest rate	4.684%
Exercise price	$5.00
Market price	$4.16

Pursuant to the terms of a Shareholders’ Agreement between eLandia, Latin Node and Retail, Retail has the right to obligate eLandia to issue certain shares of common stock of eLandia to Retail in exchange for all (but not less than all) of the 2,000,000 shares of common stock of Latin Node held by Retail. The number of eLandia common shares to be issued to Retail and Laurus upon the exercise of the put right described above will be determined based on an independent appraisal of the value of Latin Node. In addition to the put right, eLandia has the right to obligate Retail to exchange all of the 2,000,000 shares of common stock of Latin Node held by Retail for shares of eLandia common stock. As a result of the investigation of the FCPA Matter and the related restructuring leading to ultimately charging the statement of operations for an $18,183,994 expense categorized as a portion of the purchase price charged upon acquisition of Latin Node, we effectively adjusted this amount to $896,857.

Also as a result of the FCPA Matter, the Company was in default of the terms of the Facility and the Secured Note at September 30, 2007, however a waiver was received from Laurus on January 9, 2008. In connection with the waiver received eLandia will enter into an amendment of the Shareholder Agreement whereby Laurus shall be given the right to obligate eLandia to issue shares of common stock in exchange for any warrant it may have in Latin Node.

Notes Payable—Related Party

$25.3 Million Agreement—Related Party

On February 16, 2007, we entered into a Convertible Note Purchase Agreement (the “Purchase Agreement”) with SIBL, an affiliate of SVCH, pursuant to which we issued a Convertible Promissory Note in the amount of $25.3 million (the “Note”) and a warrant granting SIBL, and its assigns, the right to purchase up to 1,518,000 shares of common stock at $5.00 per share. The Note has a four year term, with all principal being due and payable at maturity, and bears interest at an annual rate of 10%, accruing from issuance and payable on the 24-month anniversary of the date of the Note and then quarterly thereafter. The Note will, at the option of SIBL, be convertible, in whole or in part, into shares of Series A Convertible Preferred Stock at an initial conversion price of $5.00 per share, at such time as we amend our Certificate of Incorporation to authorize the issuance of preferred stock. There was no beneficial conversion feature recorded in connection with the issuance of this note. We are required to use the proceeds solely for the purposes of (i) providing bridge financing to Latin Node, and acquiring a controlling interest in Latin Node; (ii) refinancing the then outstanding indebtedness to SIBL in the amount of $3,300,000; and (iii) general working capital purposes. The Note is secured by the pledge of all of the shares of capital stock of Latin Node held by the Company at any time.

We valued the warrant issued to SIBL using the Black-Scholes pricing model thereby allocating a portion of the proceeds from the Note to the warrant using the relative fair value of the debt and warrant to the actual proceeds from the Note. The relative fair value of the warrant was $3,631,962 which we recorded as a discount to the Note. This amount will be accreted to interest expense over the life of the Note. During the three months ended September 30, 2007 and for the period from February 16, 2007 to September 30, 2007, we recorded interest expense of $226,998 and $567,494, respectively. As of September 30, 2007, the carrying value of the Note, with a face value of $25,300,000, was $22,235,532. As of September 30, 2007, we have accrued $1,837,274 of interest expense related to this Note, which includes interest previously accrued on the $3,300,000 loan.

In connection with facilitating the transaction, SGC, an affiliate of SIBL, was granted 200,000 warrants exercisable within 7 years with an exercise price of $5.00 per share. We have valued these warrants at $558,728 using the Black-Scholes pricing model. This amount has been recorded as deferred financing costs and is amortized into interest expense and other financing costs over the life of the debt of four years. During the three months ended September 30, 2007 and for the period from February 16, 2007 to September 30, 2007, we recorded interest expense of $34,921 and $87,301, respectively.

The warrants were valued using the Black-Scholes pricing model at $2.79 each utilizing the following factors:

Warrant lives	7 years
Volatility	70%
Risk-free interest rate	4.684%
Exercise price	$5.00
Market price	$4.16

In addition to the warrants, we paid SGC a $2,000,000 fee, of which $1,400,000 was for facilitating the transaction. This amount has been recorded as deferred financing costs and is amortized into interest expense and other financing costs over the life of the debt of four years. During the three months ended September 30, 2007 and for the period from February 16, 2007 to September 30, 2007, we recorded interest expense of $87,500 and $218,750, respectively. The remaining $600,000 was recorded as a deferred acquisition cost in connection with the Latin Node acquisition.

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

We valued the warrant issued to SIBL using the Black-Scholes pricing model thereby allocating a portion of the proceeds from the Second Note to the warrant using the relative fair value of the debt and warrant to the actual proceeds from the Second Note. The relative fair value of the warrant was $717,779 which we recorded as a discount to the Second Note. This amount will be accreted to interest expense over the life of the Second Note. There was no beneficial conversion feature recorded in connection with the issuance of this note. During the three months ended September 30, 2007 and for the period from June 25, 2007 to September 30, 2007, we recorded interest expense of $44,861 and $59,815, respectively. As of September 30, 2007, the carrying value of the Second Note with a face value of $5,000,000 was $4,342,036. As of September 30, 2007, we have accrued $59,815 of interest expense related to this note.

In connection with facilitating the transaction, SGC was granted 50,000 warrants exercisable within 7 years with an exercise price of $5.00 per share. We have valued these warrants at $139,682 using the Black-Scholes pricing model. This amount has been recorded as deferred financing costs and is amortized into interest expense and other financing costs over the life of the debt of four years. During the three months ended September 30, 2007 and for the period from June 25, 2007 to September 30, 2007, we recorded interest expense of $8,730 and $11,640, respectively.

The warrants were valued using the Black-Scholes pricing model at $2.79 each utilizing the following factors:

Warrant lives	7 years
Volatility	70%
Risk-free interest rate	4.684%
Exercise price	$5.00
Market price	$4.16

In addition to the warrants, we paid SGC a $500,000 fee for facilitating the transaction. This amount has been recorded as deferred financing costs and is amortized into interest expense and other financing costs over the life of the debt of four years. During the three months ended September 30, 2007 and for the period from June 25, 2007 to September 30, 2007, we recorded interest expense of $31,250 and $41,667, respectively.

Telecommunications Licenses

In January 2007, we sold our wireless telecommunications license for Bloomington, Illinois. The sales price was $2,750,000. In July 2007, the Company entered into a Purchase Agreement with Digicel, Inc. for the sale of its wireless telecommunications license for the U.S. Virgin Islands. The negotiated sales price is $1,300,000 and is payable in cash upon closing. Closing of the transaction is subject to, among other things, approval of the FCC. If FCC approval is obtained and all other conditions to closing are satisfied, management anticipates that this transaction would be consummated in the first quarter of 2008.

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

Disclosure Controls and Procedures

As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, we concluded that as of September 30, 2007, our disclosure controls and procedures are not effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures.

As a result of the acquisitions consummated on January 31, 2006, February 1, 2006, June 28, 2007 and November 20, 2007, management identified control deficiencies in financial reporting departments that could result in errors in our financial reports and affect our ability to issue efficient, timely and effective financial reports. We have not yet completed our assessment of Latin Node or Desca and there may exist control deficiencies in financial reporting departments that could result in errors in our financial reports and affect our ability to issue efficient, timely and effective financial reports. These material weaknesses are primarily attributable to the geographic distances between our operating locations, limited staffing levels, our staff’s limited familiarity with reporting requirements under U.S. GAAP and SEC regulations and our lack of sufficient training and expertise in accounting for complex transactions. Management is taking remedial steps to correct these weaknesses. We are continuing to integrate processes and systems and implement disclosure controls and procedures in these subsidiary operations, consistent with U.S. GAAP.

As disclosed in our Current Report on Form 8-K/A filed with the SEC on September 14, 2007, we engaged in a review of Latin Node’s internal controls and legal compliance procedures within its finance and accounting departments as a part of our acquisition and integration of Latin Node. As a result of this review, certain past payments to consultants in Central America were identified as having been made in the absence of adequate records and controls for a U.S. public company. We have initiated an investigation to determine whether any direct or indirect payments by consultants used by Latin Node prior and subsequent to its acquisition by us were made in violation of the FCPA. The investigation of the FCPA Matter is being conducted by a Special Committee of the Board of Directors of the Company. The Special Committee has retained independent legal counsel to assist in the investigation of the FCPA Matter.

On November 14, 2007, our management and Board of Directors received a preliminary oral report regarding the investigation of the FCPA Matter. The investigation has preliminarily revealed certain payments from Latin Node that may have been made in violation of the FCPA. The investigation is ongoing and there may be other payments by Latin Node that may have been made in violation of the FCPA.

Based on the preliminary results of the investigation of the FCPA Matter, eLandia and/or Latin Node may be subject to fines and penalties assessed by governmental authorities, and will incur substantial expenses associated with investigating the FCPA Matter and other matters arising from the acquisition of Latin Node.

Changes in Internal Control Over Financial Reporting

As of September 30, 2007, we have initiated the development of a plan to improve the effectiveness of the design and operation of our disclosure controls and procedures to ensure that the information requirements described above are met and the control deficiencies in financial reporting departments described above are corrected. Historically, we have lacked staff with public accounting experience and consequently, have relied heavily on Harley L. Rollins, our Chief Financial Officer. As a part of our implementation plan and to mitigate the reliance on Mr. Rollins, in February 2007, we appointed an internal auditor who is based in the South Pacific, and in April 2007, we hired a Vice President of Finance who is based in Ft. Lauderdale, both of whom are familiar with the requirements of U.S. GAAP and SEC regulations. In addition, we have initiated training of our current personnel on the controls and reporting requirements of U.S. GAAP and SEC regulations. Notwithstanding these improvements, the acquisitions of Latin Node and Desca create new challenges that we must address in order to have effective disclosure controls and procedures. Due to the fact that these remedial steps have not been completed, we have performed additional analyses and other post-closing procedures to ensure the consolidated financial statements contained in this Report were prepared in accordance with U.S. GAAP and SEC regulations.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On February 6, 2006, an action against the Company was commenced in the Sixth Judicial Circuit Court in Pasco County, Florida by Cornerstone Businesses, Inc. In a complaint related to a subcontractor agreement between Cornerstone Businesses, Inc. and Midwest Cable Communications of Arkansas, Inc. Cornerstone Businesses, Inc. seeks relief based upon claims of breach of contract, tortious interference with a contractual right, tortious interference with a business relationship and fraud and negligent misrepresentation. The complaint seeks unspecified monetary damages, including pre-judgment costs and expenses. It is not possible at this time to predict the outcome of the legal matter and what effects, if any, it would have on our financial statements. Therefore, we have not recorded any amounts in our financial statements related to the possible outcome of this matter.

During 2003, Latin Node, our recently acquired 80% owned subsidiary, disputed certain billing transactions from a Colombian telecommunications provider. In September 2003, Latin Node filed a lawsuit against Citibank NA (“Citibank”) regarding a letter of credit (“LC”) in the amount of $350,000 held by Citibank in favor of the Colombian telecommunications provider. In addition, Latin Node filed a motion to prevent the payment of the LC and requested the release of the Certificate of Deposit held by Citibank. During the third quarter of 2007, a settlement was reached with the Colombian telecommunications provider. Under the terms of the settlement agreement, Latin Node will terminate the LC, cash the Certificate of Deposit securing the LC and pay $262,500 to the Colombian telecommunications provider. In addition, the Colombian telecommunications provider will return the equipment owned by Latin Node currently residing on the premises of the Colombian telecommunications provider.

As disclosed in our Current Report on Form 8-K/A filed with the SEC on September 14, 2007, we engaged in a review of Latin Node’s internal controls and legal compliance procedures within its finance and accounting departments as a part of our acquisition and integration of Latin Node. As a result of this review, certain past payments to consultants in Central America were identified as having been made in the absence of adequate records and controls for a U.S. public company. We have initiated an investigation to determine whether any direct or indirect payments by consultants used by Latin Node prior and subsequent to its acquisition by us were made in violation of the FCPA. The investigation of the FCPA Matter is being conducted by a Special Committee of the Board of Directors of the Company. The Special Committee has retained independent legal counsel to assist in the investigation of the FCPA Matter.

On November 14, 2007, our management and Board of Directors received a preliminary oral report regarding the investigation of the FCPA Matter. The investigation has preliminarily revealed certain payments from Latin Node that may have been made in violation of the FCPA. The investigation is ongoing and there may be other payments by Latin Node that may have been made in violation of the FCPA.

eLandia has also discovered that one of Latin Node’s primary vendors has disputed the amounts owed to it by Latin Node, claiming that it was underpaid by approximately $4.4 million. This vendor accounted for approximately 16.1% of Latin Node’s 2007 cost of sales and has terminated its contract with Latin Node effective as of November 2, 2007. We are currently reviewing the basis for this claim and we intend to vigorously defend any legal claim that may arise from these disputed amounts. We have not recorded any amounts in our unaudited interim consolidated condensed financial statements related to the possible outcome of this matter.

Based on the preliminary results of the investigation of the FCPA Matter, eLandia and/or Latin Node may be subject to fines and penalties assessed by governmental authorities, and will incur substantial expenses associated with investigating the FCPA Matter and other matters arising from the acquisition of Latin Node. The investigation of the FCPA Matter has not been completed, and accordingly, there is no assurance that additional adjustments will not be necessary.

From time to time, we are involved in various other legal matters. At September 30, 2007, management does not believe that any pending matters (except as disclosed herein) are material to the unaudited interim consolidated condensed financial statements.

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

To the extent Latin Node’s financial results fluctuate, it will affect our operating results and may affect the price of our securities.

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

•	Increased competitive pricing pressure in the international long distance market;

•	Changes in call volume among the countries to which calls are completed;

•	The loss of arbitrage opportunities resulting from declines in international settlement rates or tariffs;

•	Our ability to negotiate lower termination fees charged by local providers;

•	Our continuing ability to negotiate competitive costs to connect our network with those of other carriers and Internet backbone providers;

•	Our ability to manage traffic on a constant basis so that routes are profitable;

•	Currency fluctuations and other political or economic restrictions in countries where we operate;

•	Fraudulently sent or received traffic which is unbillable, for which we may be liable;

•	Credit card fraud in connection with our retail customers; and

•	Our ability to collect from customers.

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

New and existing laws may cover areas that impact our business and include, but are not limited to:

•	sales, excise and other taxes;

•	user privacy;

•	pricing controls;

•	export and international commerce related transactions;

•	characteristics and quality of products and services;

•	consumer protection; and

•	encryption.

While we expect additional regulation of our industry in some or all of these areas, and we expect continuing changes in the regulatory environment as new and proposed regulations are reviewed, revised and amended, we cannot predict with certainty what impact new laws in these areas will have on us, if any.

Risks Regarding Integration of Acquired Companies

The Company has experienced difficulty integrating the operations of acquired companies and has incurred substantial costs in connection with the integration.

Achieving the anticipated benefits of acquisitions will depend on the successful integration of services, operations, personnel, technology and facilities of acquired companies in a timely and efficient manner. The time and expense associated with converting the businesses of the acquired companies to a common platform has exceeded management’s expectations and has limited and delayed the intended benefits of acquisitions. Similarly, the process of combining sales and marketing forces, consolidating administrative functions, and coordinating product and service offerings has taken longer, has cost more, and has provided fewer benefits than initially projected. Accordingly, the benefits of certain acquisitions have been reduced, at least for a period of time.

The Company has faced substantial difficulties, costs and delays in integrating the operations of Latin Node. These difficulties, costs and delays include:

•	difficulty in combining the separate technologies of the combined company.

•	adverse changes in product offerings available to customers or in customer service standards, whether or not these changes do, in fact, occur.

•	costs and delays in implementing common systems and procedures.

•	difficulty comparing financial reports due to differing financial and/or internal reporting systems.

•	diversion of management resources from the business of the combined company.

•	retention of existing customers.

•	coordinating infrastructure operations in an effective and efficient manner.

•	achieving the synergies anticipated to be realized from the acquisition on the timeline presently anticipated, if at all.

The Company has sought to combine certain operations and functions using common information and communication systems, operating procedures, financial controls and human resource practices, including training, professional development and benefit programs. The Company may ultimately be unsuccessful in implementing the integration of these systems and processes. Any one or all of these factors may cause increased operating costs, worse than anticipated financial performance or the loss of customers and employees. Many of these factors are also outside the control of the Company.

The Company may have difficulty integrating the systems of internal control over financial reporting of acquired companies.

The Company’s failure to integrate systems of internal control over financial reporting following acquisitions could affect adversely the Company’s ability to exercise effective internal control over financial reporting. A failure by the Company to exercise effective control over financial reporting could result in a material misstatement in the Company’s annual or interim consolidated financial statements. In its report on internal controls over financial reporting appearing in this quarterly report, the Company’s management indicated that the Company and its subsidiaries did not maintain effective internal control over financial reporting as of September 30, 2007 due to certain material weaknesses. The Company has proposed to implement changes in its internal controls to remedy the material weaknesses identified by management. However, assurance can be given that the measures taken are adequate to maintain effective control over the Company’s financial reporting process.

We may be exposed to liabilities under the Foreign Corrupt Practices Act and any determination that the Company or any of its subsidiaries has violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.

To the extent that we operate outside the United States we are subject to the FCPA which prohibits people, or companies subject to United States jurisdiction and their intermediaries, from engaging in bribery or other prohibited payments to foreign officials for the purposes of obtaining or retaining business or gaining an unfair business advantage. It also requires proper record keeping and characterization of such payments in our reports filed with the SEC. To the extent that any of our employees, suppliers, distributors, consultants, subcontractors, or others engage in conduct that subjects us to exposure under the FCPA or other anti-corruption legislation, we could suffer financial penalties, debarment from government contracts and other consequences that may have a material adverse effect on our business, financial condition or results of operations.

As disclosed in our Current Report on Form 8-K/A filed with the SEC on September 14, 2007, we engaged in a review of Latin Node’s internal controls and legal compliance procedures within its finance and accounting departments as a part of our acquisition and integration of Latin Node. As a result of this review, certain past payments to consultants in Central America were identified as having been made in the absence of adequate records and controls for a U.S. public company. We have initiated an investigation to determine whether any direct or indirect payments by consultants used by Latin Node prior and subsequent to its acquisition by us were made in violation of the FCPA. The investigation of the FCPA Matter is being conducted by a Special Committee of the Board of Directors of the Company. The Special Committee has retained independent legal counsel to assist in the investigation of the FCPA Matter.

On November 14, 2007, our management and Board of Directors received a preliminary oral report regarding the investigation of the FCPA Matter. The investigation has preliminarily revealed certain payments from Latin Node that may have been made in violation of the FCPA. The investigation is ongoing and there may be other payments by Latin Node that may have been made in violation of the FCPA.

Based on the preliminary results of the investigation of the FCPA Matter, eLandia and/or Latin Node may be subject to fines and penalties assessed by governmental authorities, and will incur substantial expenses associated with investigating the FCPA Matter and other matters arising from the acquisition of Latin Node.

We may be required to recognize additional impairment charges.

Pursuant to accounting principles generally accepted in the United States, we are required to periodically assess our goodwill, intangibles and other long-lived assets to determine if they are impaired. Additional findings regarding the FCPA Matter, disruptions to our business, end market conditions and protracted economic weakness, unexpected significant declines in operating results of reporting units, divestitures and market capitalization declines may result in charges for asset impairments. Future impairment charges could substantially affect our reported earnings in the periods of such charges and could adversely affect our financial condition and results of operations.

Our management and financial reporting systems, internal and disclosure controls and accounting personnel may not be sufficient to meet our management and reporting needs. We have identified material weaknesses in Latin Node’s internal controls over financial reporting. If we do not remediate all of these material weaknesses, we will have difficulty obtaining financing and investors may lose confidence in our securities.

We rely on a variety of management and financial reporting systems and internal controls to provide management with accurate and timely information about our business and operations. This information is important to enable management to identify unfavorable developments and risks at an early stage. We also rely on, among other things, these management and financial reporting systems and internal and disclosure controls to enable us to prepare accurate and timely financial information for our investors.

A “material weakness” is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The challenge of establishing and maintaining sufficient systems and controls and hiring, retaining and training sufficient accounting and finance personnel has intensified as our business has grown and expanded into new geographic markets, especially as a result of the Latin Node acquisition. Our current management and financial reporting systems, internal and disclosure controls, and finance and accounting personnel may not be sufficient to enable us to effectively manage our business, identify unfavorable developments and risks at an early stage and produce financial information in an accurate and timely manner. Deficiencies in our controls may have contributed to the circumstances described below.

In connection with our preliminary evaluation of Latin Node’s disclosure controls and procedures, we have concluded that certain material weaknesses in Latin Node’s accounting and financial reporting departments exist with respect to internal control over financial reporting. These material weaknesses are primarily attributable to the lack of processes that require complete supporting documentation to make payments, as well as limited finance and accounting personnel levels and Latin Node’s staff’s limited familiarity with reporting requirements under U.S. GAAP and SEC Rules and Regulations. The lack of an internal auditor and the existence of other material weaknesses could result in errors in our financial statements.

As a result, we have identified the need to design, establish and implement a new system of internal controls for Latin Node at both the corporate and in-country levels, and to enhance the training of corporate and in-country management personnel regarding internal controls and management reporting, to meet our current and anticipated needs. We may incur substantial costs in addressing these material weaknesses. We expect that we will have to devote significant resources to rectify any internal control deficiencies.

Our failure to establish and maintain sufficient management and financial reporting systems and internal and disclosure controls at Latin Node, to hire, retain and train sufficient accounting and finance personnel, and to enhance the training of corporate and in-country management personnel regarding internal controls and management reporting could impair our ability to prepare accurate and timely financial information and may have a material adverse effect on our business, results of operations and financial condition. If we cannot produce reliable financial reports, investors could lose confidence in our reported consolidated financial information, the market price of our stock could decline significantly and we may be unable to obtain additional financing to operate and expand our business.

Alleged violation of any laws, rules or regulations and the opening of investigations by regulatory authorities may harm our reputation, regardless of the outcome. If we are found to have violated any laws, rules or regulations, we may be subject to civil or criminal penalties, which could have a material adverse effect on our business, results of operations and financial condition.

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

In December 2007, SIBL and its assigns exercised 3,513,000 warrants to purchase our common stock at $0.001 per share.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

AST is obligated under a Loan Agreement with ANZ for $5,800,000. Of this amount, $800,000 is in the form of a term loan and $5,000,000 is in the form of a revolving loan. The term loan bears interest at the rate of 1.25% above the Prime Rate, or the base rate on corporate loans posted by at least 75% of the United States’ 30 largest banks, commonly known as the U.S. Prime Rate of Interest as published from time to time in the Wall Street Journal. The revolving loan bears interest at the rate of 1.0% above the Prime Rate and is subject to certain financial covenants. Payments of principal and interest under the term loan in the amount of $10,940 are due on the first day of each month. The revolving loan was due on October 30, 2007 and the term loan is due on October 30, 2015. AST has pledged all of its assets to secure this obligation. On January 8, 2008 we received notification from ANZ that the due date for the revolving loan has been extended until March 31, 2008, however we believe that the FCPA Matter may have resulted in a breach of our covenants with ANZ. Accordingly, we have reclassified $685,635 at September 30, 2007 as a current liability on our unaudited interim consolidated condensed balance sheet.

On June 29, 2007, Latin Node, our 80% owned subsidiary, closed on a $13.0 million debt financing transaction with Laurus Master Fund, Ltd. (“Laurus”). Laurus extended financing to Latin Node in the form of a $7.5 million Secured Non-Convertible Revolving Note (the “Facility”) based on accounts receivable. The Facility has a three year term and accrues interest at a rate equal to the Wall Street Journal Prime rate plus 2.5% per annum, subject to a floor of 10.0%. As of September 30, 2007, the Wall Street Journal prime rate was 7.75%. As of September 30, 2007, we have borrowed $917,154 of the $7.5 million available under the Facility. In addition, Laurus extended financing to Latin Node in the form of a $5.5 million Secured Convertible Term Note (the “Secured Note”) secured by a first lien on all assets of Latin Node. The Secured Note has a three year term and accrues interest at a rate equal to the Wall Street Journal Prime rate plus 3.5% per annum, subject to a floor of 11.0%. Interest payments are due monthly over the term of the loan, commencing immediately, while principal payments are due in 24 equal monthly installments beginning July 1, 2008. As of September 30, 2007, the amount outstanding under such Secured Note amounted to $5.5 million. As a result of the FCPA Matter, the Company was in default of the terms of the Facility and the Secured Note at September 30, 2007, however a waiver was received from Laurus on January 9, 2008.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Effective September 2, 2007, we obtained the written consent of stockholders holding an aggregate of 52.1% of our common stock approving the adoption of our 2007 Stock Option and Incentive Plan.

Effective September 30, 2007, we obtained the written consent of stockholders holding an aggregate of 64.2% of our common stock approving the following actions:

•	an amendment to our Certificate of Incorporation to change our name to eLandia International, Inc.

•	an amendment to our Certificate of Incorporation to create a class of preferred stock; and

•	a restatement of our Certificate of Incorporation to incorporate all prior amendments, including those mentioned above.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.48	Security Agreement, dated June 29, 2007, by and among Laurus Master Fund, Ltd., Elandia, Inc., Latin Node, Inc. and certain subsidiaries of Latin Node, Inc.

10.49	Guaranty, dated June 29, 2007, executed by Elandia, Inc. and Retail Americas VOIP, LLC in favor of Laurus Master Fund, Ltd.

10.50	Equity Pledge Agreement, dated June 29, 2007, by and among Latin Node, Inc., Latin Node, LLC, Elandia, Inc., Latin Node Europe, GmbH, Retail Americas VOIP, LLC and Laurus Master Fund, Ltd.

10.51	Secured Convertible Term Note, dated June 29, 2007, executed by Latin Node, Inc. and certain of its subsidiaries in favor of Laurus Mater Fund, Ltd.

10.52	Secured Revolving Note, dated June 29, 2007, executed by Latin Node, Inc. and certain of its subsidiaries in favor of Laurus Mater Fund, Ltd.

10.53	Registration Rights Agreement, dated June 29, 2007, by and between Latin Node, Inc. and Laurus Master Fund, Ltd.

10.54	Executive Employment Agreement between the Company and John Hamm dated July 23, 2007

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELANDIA INTERNATIONAL INC.

Date: January 10, 2008	By:	/s/ Harry G. Hobbs
Harry G. Hobbs
Chief Executive Officer

Date: January 10, 2008	By:	/s/ Harley L. Rollins
Harley L. Rollins
Chief Financial Officer

Exhibit Index

Exhibit Number	Description
10.48	Security Agreement, dated June 29, 2007, by and among Laurus Master Fund, Ltd., Elandia, Inc., Latin Node, Inc. and certain subsidiaries of Latin Node, Inc.

10.49	Guaranty, dated June 29, 2007, executed by Elandia, Inc. and Retail Americas VOIP, LLC in favor of Laurus Master Fund, Ltd.

10.50	Equity Pledge Agreement, dated June 29, 2007, by and among Latin Node, Inc., Latin Node, LLC, Elandia, Inc., Latin Node Europe, GmbH, Retail Americas VOIP, LLC and Laurus Master Fund, Ltd.

10.51	Secured Convertible Term Note, dated June 29, 2007, executed by Latin Node, Inc. and certain of its subsidiaries in favor of Laurus Mater Fund, Ltd.

10.52	Secured Revolving Note, dated June 29, 2007, executed by Latin Node, Inc. and certain of its subsidiaries in favor of Laurus Mater Fund, Ltd.

10.53	Registration Rights Agreement, dated June 29, 2007, by and between Latin Node, Inc. and Laurus Master Fund, Ltd.

10.54	Executive Employment Agreement between the Company and John Hamm dated July 23, 2007

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.