Form 10-K
period 2007-12-31
ELANDIA INTERNATIONAL INC.
filed 2008-05-19
CIK 1352819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

Commission File No. 0-51805

ELANDIA INTERNATIONAL INC.

(Exact name of registrant as specified in its charter)

Delaware	71-0861848
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1500 Cordova Road, Suite 312, Fort Lauderdale, FL	33316
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, a non-accelerated filer or a smaller reporting company as defined in Rule 12b-2 of the Exchange Act.

Large accelerated file	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2007, the last business day of the registrant’s most recently complete second fiscal quarter, there was no established public market for the registrant’s common stock.

As of May 9, 2008, the number of outstanding shares of common stock, $0.00001 par value per share, of the registrant was 21,187,315.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ELANDIA INTERNATIONAL, INC.

FORM 10-K

Fiscal Year Ended December 31, 2007

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, and are subject to risks, uncertainties, and other factors which could cause actual results to differ materially from those expressed or implied on such forward-looking statements. See “Item 1A. Risk Factors.”

PART I

ITEM 1.	BUSINESS

Unless otherwise indicated in this Annual Report or the context otherwise requires, all references in this Annual Report to “eLandia,” the “Company,” “us,” “our” or “we” are to eLandia International Inc. (formerly known as Elandia, Inc.), our predecessor company, Centra Industries, Inc., and their respective subsidiaries.

Overview

eLandia provides information technology (“IT”) products and services including consulting services, network integration services, managed infrastructure services and communication services, in emergent markets including Latin America, the Caribbean and the South Pacific Island nations. We offer services in Colombia, Costa Rica, Ecuador, Mexico, Panama, Venezuela and other emerging markets through our subsidiary, Desca Holding, LLC; and in Papua New Guinea through our 50% owned subsidiary, Datec PNG Pty Limited; and in Fiji and other Pacific Island Nations through our wholly-owned subsidiary, Datec Group, Ltd.

Our strategy is to provide a comprehensive suite of IT services including consulting, network design and integration, managed infrastructure services and communications services to leading companies in the markets that we serve. We will combine the business knowledge and industry expertise of our professionals and the technical knowledge and implementation skills of our delivery teams to develop and integrate solutions which will enable our clients to optimize technology to achieve new competitive advantages. We plan to use our market knowledge, quality processes and skilled resources to deliver rapid and repeatable types of IT solutions that provide cost savings and productivity improvements.

Our corporate headquarters are located at 1500 Cordova Road, Suite 312, Fort Lauderdale, Florida 33316. Our telephone number is (954) 728-9090.

History

We were organized on July 27, 2001, as a Delaware corporation under the name Centra Industries, Inc. which served as a holding company for subsidiaries engaged in the telecommunications infrastructure construction business. On August 1, 2003, our construction business became insolvent and, as a result, our main operating subsidiary filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On January 8, 2004, we filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of Arkansas. On September 14, 2004, the Court confirmed a Joint Plan of Reorganization for us and our operating subsidiary. By virtue of the confirmation order, we emerged from bankruptcy and obtained a discharge pursuant to Section 1141 of the Bankruptcy Code. In December 2005, we sold all of our operating subsidiaries to a third-party. In 2006, with a new strategic focus, we acquired both Datec and AST, representing our operations in the South Pacific, Papua New Guinea, Fiji and other Pacific Island Nations, and The Samoas. AST, representing our operations in The Samoas, is an asset held for sale.

Significant Developments

The following is a summary of the significant developments that have occurred recently (since January 2007):

•

Series B Preferred Stock Financing – In February 2008, we entered into a Preferred Stock Purchase Agreement with Stanford International Bank, Ltd., our largest stockholder (“SIBL”), pursuant to which SIBL agreed to purchase from us, for an aggregate purchase price of $40 million up to 5,925,926 shares of our Series B Convertible Preferred Stock, and warrants granting to SIBL, or its assigns, the right to purchase up to 4,158,000 shares of common stock.

Pursuant to an amendment, we received a portion of this amount ($8 million) to fund the repayment of a third party lender to Latin Node and to provide working capital. The remaining balance is being paid in 8 weekly installments of $4,000,000 which began in April 2008. In addition, SIBL agreed, subject to various conditions, to subscribe for an additional $20 million of Series B Preferred Stock (which amount will be reduced by up to $5 million and may be reduced by the amount of any third party equity investments) on a mutually agreed upon funding schedule in early 2009 and agreed to execute and deliver a bridge loan agreement pursuant to which SIBL would make one or more loans to us up to a maximum aggregate amount not exceeding $40 million (to be reduced by the net proceeds received from the sale of certain of our assets in the South Pacific).

•

New Management Team – On February 15, 2008, we entered into an Executive Employment Agreement with Pete Pizarro, pursuant to which Mr. Pizarro would become our President initially and then Chief Executive Officer. Mr. Pizarro is a former President and Chief Executive Officer of Telefonica USA, Inc. and brings to our management team significant experience in the areas of technology and telecommunications.

•

Desca/Latin America and the Caribbean – As of November 20, 2007, we acquired securities representing 70% of the issued and outstanding securities of Elandia/Desca Holdings, LLC, the holding company of Desca Holding, LLC (“Desca”), a provider of a full line of IT services and business solutions for large and medium sized companies (local and regional) operating in Latin America.

•

Latin Node/South and Central America Operations – Effective June 28, 2007, we completed the acquisition of securities representing 80% of the issued and outstanding securities of Latin Node, Inc. (“Latin Node”) which, through its operating subsidiaries, provides advanced telecommunications services using voice over internet technology to South and Central America. These operations have experienced significant difficulties and, in January 2008, we formally committed to a plan to dispose of this business. Recently, Latin Node terminated most of its employees and consultants, has ceased servicing its customers and has, for the most part, ceased operations. Management anticipates that, in the next several days, Latin Node and certain of its subsidiaries will file a petition for Assignment for the Benefit of Creditors pursuant to Chapter 727, Florida Statutes. It is contemplated that simultaneously, the assignee will enter into a management agreement pursuant to which another telecommunications company will, initially, utilize Latin Node’s network to service the management company’s customers and, upon conclusion of the appropriate proceedings, purchase certain of Latin Node’s assets and obtain a release of Elandia’s lien on those assets for an aggregate amount less than $1 million.

•

Transistemas – On April 4, 2008, Desca entered into a binding summary of proposed terms to acquire all of the issued and outstanding common stock of Transistemas, S.A., a network solution provider and system integrator located in Argentina, for an aggregate purchase price of $7.6 million. Desca intends to utilize cash on hand to complete the acquisition; however, no formal acquisition agreement has been signed and there can be no assurance the acquisition will be consummated.

As a result of the recent hiring of senior management and the new financing from SIBL, in order to ensure the most efficient utilization of the funds received, our Board of Directors conducted a thorough evaluation of our operating and geographic segments to determine whether:

•	they were all viable and/or the most efficient use of our resources;

•	there were certain segments that were or could become segments that would contribute more to stockholder value; and

•	selling or closing an operating segment would better maximize stockholder value.

This analysis culminated in the Board’s decision to sell or dispose of the assets related to AST and Latin Node. As a result, Desca and Datec represent our current business model and are described in more detail below.

Industry

The use of IT is widely recognized as the catalyst in the transformation of businesses as well as worldwide economies. Changing economic and business conditions, technological innovation, the continued propagation of the Internet and the expansion of global markets are accelerating the competitive nature of business and the manner in which businesses operate. Customers are demanding better IT products and services with faster time to market, and better cost efficiencies. As a result, businesses must focus on their core competencies and utilize technology enablers to improve business efficiencies, increase time-to-market, and manage operations more effectively.

We believe the shift in the role of IT from that of merely supporting business to transforming business, is one of the factors driving productivity gains and prompting the creation of new business models. This has increased the importance of IT to all businesses worldwide.

The ability to deploy and manage advanced technology platforms and solutions to address business and customer needs has become a competitive advantage and a priority for business worldwide. Organizations have recognized the significance of information technologies and have begun integrating IT processes with critical business activities with their customers and their suppliers. At the same time, the popularity of heterogeneous technology platforms, including wireless, and a greater importance on data security and redundancy have increased the complexity, cost and overall importance of technology platforms and have resulted in greater technology-related risks. The need for more flexible technology solutions, and the increased difficulty associated with these IT platforms, has produced a growing need for specialists with experience in leveraging technology to help drive business strategy.

To better service these businesses, there is an increasing need for highly skilled IT professionals in the emerging markets in which we operate. IT service providers require skilled IT experts with industry knowledge and process and implementation specialists with technical expertise and IT development skills and a working knowledge of the local markets which we serve. Many businesses have responded to these challenges by outsourcing aspects of their technology operations, which has created a growing demand for IT services companies that provide information technology solutions to these businesses

Similarly, businesses are increasingly partnering with service providers for management and maintenance of their IT infrastructures. The services typically provided by these companies include the design, integration and management of networks, web services, security, servers and facility services.

The limited offerings of traditional IT firms generally fall outside the requirements of today’s organizations and lack the integrated end-to-end competencies and skills required to design, integrate and manage complex IT environments. Moreover, there is a growing attempt by asset-based business models typified by Internet data center providers, to offer complex IT services, but only as a supplement to their core facility-based business. These offerings are often limited to collocation and lack the substantial skill sets and technical competencies required to service a customer’s end-to-end complex technology needs. We believe that the market opportunity is attractive for an integrated regional IT services firm that can combine these capabilities.

Latin America and the Caribbean

Latin America and the Caribbean have experienced robust growth. According to the Economic Commission for Latin America and the Caribbean (“ECLAC”), in Latin America, gross domestic product grew by approximately 5.6% in 2007. This growth is driven, in part, by higher public spending, private consumption and investment as well as strong import demand. Economic reforms, increasing political stability and rapid growth of technological infrastructure in the region have contributed to this growth and are predicted to continue to increase for the foreseeable future. Latin America has experienced a significant increase in foreign investment and credit upgrades over the past five years as economic stability has increased substantially. According to ECLAC, the gross domestic product growth in 2008 for the Latin American region is expected to be approximately 4.9%, and if this occurs it will be the sixth consecutive year of growth. According to Latin America Telecoms, Mobile and Broadband Overview 2007, broadband growth in the region was approximately 54% in 2006; however broadband penetration remains low at approximately 2.5%. The Latin America and the Caribbean IT services market is expected to grow from $14.3 billion in 2007 to $22.5 billion in 2011. We believe that increasing investment in IT is driven by regionalization within this strengthening economic setting and, as a result, there is significant opportunity for a comprehensive suite of IT services across the region from a fully integrated service provider.

Our Business

We are an integrated IT enabler focused on optimizing our clients’ access to IT capabilities. As an integrated IT services firm, we design, deploy and manage complex IT solutions for our customers. We have developed strong partnerships with a number of leading technology companies. These partnerships give us access to leading-edge technologies, extended services, indirect sales channels and co-marketing opportunities as well as better access to customers. Our strategic partners include: Cisco Systems, Inc., Microsoft Corporation and Nokia Corporation, among others. We participate regularly in training and certification programs that differentiate our people and our business and have attained the coveted Gold Certified Partner status for both Cisco and Microsoft in the markets we serve.

As technology becomes more complex and the IT labor market continues to tighten in the markets that we serve, companies are struggling to find the technical expertise necessary to understand and implement sophisticated technology solutions. Our services enable companies to avoid the need to develop and maintain this expertise internally in order to optimize their IT investment. We believe our services are effective as a result of our client-centric focus, enterprise-wide solutions emphasis, regional services model and use of market leading technologies.

We provide these services through our integrated services delivery model, a methodology designed to listen to our clients. We assess the IT challenges they face, develop tactical strategies and implement IT solutions that address those challenges. We transfer our project knowledge to our clients and manage a client’s IT operations. We take the time to understand our client’s needs and then leverage the substantial experience of our teams with the goal of satisfying the IT requirements of our clients with an emphasis on building long-term relationships with them.

Our Strategy

We are focused on delivering innovation to our clients to enable them to optimize their IT investments and achieve business differentiation. We believe we have the tools and the personnel to enable our customers to not only compete successfully in this environment but to achieve higher levels of interoperability, cost efficiency and quality which will enable them to use technology as a strategic differentiator.

Our strategies include the selective acquisition and vertical integration of regional IT services companies that will enhance our service offerings and add new skills that increase our business value to our customers and provide us the opportunity to access new markets in Latin America and the Caribbean. We continue to pursue companies in selected countries with products and services that are complementary to our current portfolio, and provide operational leverage and delivery efficiencies. Latin American markets continue to undergo rapid change due to the speed of technological developments, transformation in business models and changes in the sourcing strategies of customers. We believe these trends along with the lack of market maturity will provide us with significant growth opportunities and position us as a premier IT enabler in the markets we serve.

Our objective is to continue to build and maintain our long-term relationships with our customers where we are engaged in continuous business opportunities. The core of our solutions approach is leveraging professional service assignments into managed infrastructure services assignments, and vice versa.

We believe that we can achieve this objective through the use of the following strategies:

Expand our geographic presence.

We believe that client satisfaction is driven, in part, by physical proximity to their operations, which allows us to provide our clients significantly better and more personalized service. As a result, we intend to expand our presence to be closer to our existing and potential clients in order to service and develop long-term relationships with them in the same manner that has made our current operations successful. Our goal is to operate in major metropolitan areas throughout the Latin American region and the Caribbean.

Expand our relationships with existing clients and build new ones.

We intend to grow our business based on long-term client relationships rather than on isolated, one-time projects. We believe that clients will choose to do business with us based on the quality of our work, the value of our advice and solutions, our continuing relationships with them, and the level of trust and respect that develops over time. Our knowledge transfer is an example of our desire and ability to partner with our clients. We believe that expanding our existing client relationships will allow us to jointly plan future projects and, in particular, develop large, multi-year engagements. We also intend to develop new clients through multiple channels, including our direct sales force, marketing events and public relations, as well as through relationships with our strategic partners.

Broaden our strategic relationships.

We have developed a number of strategic relationships with leading-edge technology providers, including Cisco, Microsoft, Nokia and others. Strategic relationships assist us in expanding our technological expertise and increase our value proposition in the marketplace. We intend to continue to expand the reach of these relationships and develop new strategic relationships to identify new client opportunities to cooperatively market technology solutions and to cross-sell additional services. Strategic relationships also provide us with the opportunity to gain access to leading-edge technology, new markets and enhanced access to vendor training and support.

Target large enterprise customers and government.

Our target market continues to be our existing clients and prospects with large and complex environments because their characteristics and needs generally correspond to the services we provide. These companies tend to demand full service, comprehensive solutions that require highly technical IT service capabilities, and they typically use relatively complex computing technologies that can benefit from our services including the ability to deliver these services regionally.

Continue to leverage our brands.

We believe that the strength of our brands is critical to our success. We expect to continue to invest in growing our brands and building awareness within the business and technology communities that we serve.

Technology Products, Services and Solutions

We currently offer a broad range of technology products, services and solutions including consulting services, network integration services, managed infrastructure services and communication services. In support of our broad range of offerings we currently hold more than forty certifications and specializations in the various markets that we serve. We also maintain the designation of Gold Certified Partner with both Cisco and Microsoft as well as representations from more than twenty technology providers.

We believe our IT and managed infrastructure services are effective as a result of our combination of strategic relationships and certifications, our trained and specialized workforce and our ability to leverage repeatable processes across many clients. The services component of our business allows us to increase revenue as a client’s managed operations expand with relatively little variable cost. We use proprietary methodologies that allow us to manage multiple services for numerous clients. The managed service offering provides us an ongoing relationship with our clients, predictable revenues and provides us an opportunity to market additional services in a cost-effective manner.

Historically, our comprehensive suite of products, services and solutions offered in a number of emerging markets has allowed us to better serve our customers, as well as mitigate the risk associated with relying on a small line of products and markets. As we divest certain of our operating segments, we may reduce the number of products and services that we offer. However, as we enter new markets and better understand the needs of our customers in those markets, we anticipate that we will add products to our line of offerings. We have in the past and will continue to regularly focus on refreshing our business with new, high-potential products and services that our customers need in order to deliver value to their customers.

Competition

The market for IT services is highly competitive, regionally fragmented and rapidly changing. We believe that the principal competitive factors in our market include:

•	quality, reliability and scope of services offered;

•	level of certifications and specializations held by employees and organizations;

•	attracting and retaining skilled professionals;

•	financial discipline and responsibility;

•	premium relationships with customers, vendors and partners; and

•	efficient and effective business processes and operations.

We believe we compare favorably with respect to each of these factors and believe our success has been driven by quality leadership, our ability to create customer loyalty and expertise in our target markets. We believe that few of our competitors have the blend of regional presence and consistency of products and services in the markets that we serve which include Latin America and other emerging markets, and that this blend will enable us to compete effectively. We believe that currently only a few of these competitors offer an integrated package of IT services and that none offer the comprehensive set of technology competencies that we offer. However, we anticipate this competition to continue to grow as the market demand for our services increases and we also expect additional companies to enter the markets we serve.

Competition has resulted in and will continue to result in declining prices for the services we do and will provide. We believe that the markets we operate in and intend to expand into have historically been underserved and there is significant room for growth. We also believe that in order to be competitive in these markets, participants must grow rapidly and achieve a significant presence to compete effectively.

Many of our competitors have longer operating histories and presence in some key markets, greater name recognition, larger customer bases and substantially greater financial, distribution and technical resources than we do. As a result, these competitors may be able to offer prospective customers discounts or benefits that are substantially greater than we could offer. These competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. Competitors may develop technologies that more effectively address our markets with services that offer enhanced features or lower costs. Increased competition could result in pricing pressures, decreased gross margins and loss of market share and may materially and adversely affect our business, financial condition and results of operations.

Given our products and services, our competitors may include consulting firms and global IT services companies, such as Electronic Data Systems Corporation, International Business Machines Corporation, Daltron, Global Technologies, Datanets and Unisys as well as other IT services companies such as Getronics, Micronet, Microsistemas Gerenciales S.A. de C.V., NextiraOne LLC, Openlink Software, Inc., Boyra S.A., and Softnet Technology, Corp.

Discontinued Operations

We have decided to dispose of our operations related to AST (the “Discontinued Operations”). The Discontinued Operations were identifiable components of our company, as their operations and cash flows could be clearly distinguished, operationally and for financial reporting purposes, from the rest of our business. Based on the timing of our plans to dispose of these operations, the assets and liabilities of AST were classified as assets held for sale at December 31, 2007, and operating results have been reported in discontinued operations in our consolidated financial statements for all periods presented in which they were owned. As part of the classification as discontinued operations, general corporate overhead expenses, that were previously allocated to these businesses but will remain after their disposal, have been reclassified to other segments in our consolidated financial statements for all periods presented. The assets and liabilities of Latin Node will be reclassified as discontinued operations beginning in our first quarter of 2008. The results of these businesses will be reported in discontinued operations in our consolidated financial statements for all periods presented in which they were owned. As part of the classification as discontinued operations, general corporate overhead expenses, that were previously allocated to these businesses but will remain after their disposal, will be reclassified to other segments in our consolidated financial statements for all periods presented.

Employees

As of March 1, 2008, we had 1,186 full time employees. Our employees are not represented by a labor union and are not covered by a collective bargaining agreement. We believe that our relations with our employees are good. The following table summarizes our employees by functional area within our various operating segments:

	Operations	Sales and Marketing	Customer Service and Technical Support	General and Administrative	Total
North America	—	—	—	4	4
South and Central America - Information Technology	304	83	20	123	530
South and Central America - Telecommunications	6	14	145	33	198
Papua New Guinea	13	48	134	69	264
Fiji and other Pacific Island Nations	23	11	71	29	134
American Samoa	14	18	12	12	56

	360	174	382	270	1,186

ITEM 1A.	RISK FACTORS

An investment in our common stock involves certain risks. You should carefully consider the risks described below, together with all of the other information in this Annual Report. The risks and uncertainties described below are not the only risks that may have a material adverse effect on us. Additional risks and uncertainties also could adversely affect our business and our results. If any of the following risks actually occur, our business, financial condition or results of operations could be negatively affected and the market price for our shares could decline. Further, to the extent that any of the information contained in this Annual Report constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

Risks Related to Our Industry and Company

We have incurred substantial losses in the past and may continue to incur additional losses in the future.

For the years ended December 31, 2007, 2006 and 2005, we incurred net losses of $37.4 million, $5.1 million and $1.9 million, respectively. In addition, costs associated with the Desca acquisition and the integration of the two companies, as well as the additional interest expense associated with debt financing we have undertaken to fund our growth initiatives, may also negatively impact our ability to achieve and sustain profitability. There can be no guarantee that we will not continue to incur losses or become profitable. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We have made, and may continue to make, acquisitions which pose integration and other risks that could harm our business.

We have in the past made several acquisitions and we intend to continue to expand our business in scope, in size, and geographically, through the acquisition of companies, technologies, products and services. We will only achieve the benefits that are expected to result from these acquisitions if we can successfully integrate administrative, finance, operations, sales and marketing from these organizations, and implement appropriate systems and controls. The success of the acquisitions and integration into our operations will involve a number of risks, including:

•

difficulty integrating acquired technologies, products, services, operations and personnel with the existing businesses and the potential inability to achieve expected operating efficiencies, and growth and profitability expectations;

•	diversion of management’s time and attention from our core operations to engage in both negotiating the acquisitions and integrating the business;

•	adverse short-term effects on operating results;

•	the potential inability to successfully pursue or realize some or all of the anticipated revenue opportunities associated with the acquisition;

•	inability to retain, train and motivate management and key personnel of the acquired businesses;

•	unanticipated costs and delays and the exposure to unforeseen liabilities of acquired companies;

•	risks associated with unanticipated problems or legal liabilities, as well as potential tax and accounting issues;

•	the need to incur additional debt or use cash; and

•	the potential strain on our infrastructure, staff, internal controls and management.

In addition to the need to successfully integrate newly acquired companies, technologies, products and services, our success also will be dependent on our ability to profitably manage our growth which, in turn, will depend on our ability to maintain cost controls and increase revenues and achieve synergies from our acquisitions. As a result of these and other potential problems and risks, businesses we acquire may not produce the revenues, earnings or business synergies that we anticipated, and acquired products, services or technologies may not perform as we expected. We may incur higher costs and realize lower revenues than we had anticipated. We cannot assure you that we will be successful in overcoming these risks or any other problems encountered in connection with our expansion and growth strategy. Failure to effectively manage our growth through acquisitions could adversely affect our growth prospects, business, results of operations and financial condition. Further, although we expect such acquisition activities to provide long-term growth and profitability, our growth strategy and our new market focus could have an adverse impact in any event on our profitability in the short term due to the operating and other expenses associated with growth and the build out of the infrastructure necessary to implement our new strategic initiative.

We are substantially dependent upon external financing from several different sources to fund our operations, including trade credit from our principal suppliers. Termination of all or some of these facilities will lead to disruptions in our business and may result in an inability to execute our business plan.

We rely on financing from SIBL, our principal stockholder, and several unrelated financial institutions as well as from our principal suppliers, including Cisco Systems, Inc. These arrangements are subject to a number of conditions and, in some cases, financing is in the sole discretion of the institution. We cannot assure you that we will continue to meet the conditions and/or that these institutions will not terminate these funding arrangements. Several of our suppliers, including our largest supplier, extend to us trade credit in amounts based on various factors, including the amounts of our purchases and their internal credit criteria. These suppliers may decrease or terminate our available trade credit at any time, in their sole discretion. A loss of, or reduction in, trade credit from our principal suppliers could reduce our liquidity, increase our working capital needs and/or limit our ability to purchase products.

We are heavily dependent on a few suppliers, particularly Cisco Systems, Inc., to provide us with products that we distribute. Our contracts with these suppliers, including Cisco, are non-exclusive and may be terminated on short notice.

We purchase a significant portion of our products from Cisco pursuant to a systems integrator agreement and several supporting agreements. These agreements are non-exclusive and may be terminated by Cisco for any reason on 45-days written notice. In addition, Cisco may immediately terminate these agreements on certain conditions. Any termination by Cisco of one or more of our agreements or any significant deterioration in our relationship with Cisco could significantly reduce the availability to us of the products that we offer for sale and would have a material adverse effect on our results of operations, business and prospects.

We are also dependent on a few other suppliers for our product purchases. These agreements are also non-exclusive and may be terminated on relatively short notice. Any termination of these agreements could reduce the availability of certain products to us and may result in delays and additional expense as we attempt if we were forced to replace these suppliers.

We may have difficulty managing our growth, which may divert resources and limit our ability to successfully expand our operations.

Our growth and implementation of a new strategic initiative focusing on new market opportunities may place significant demands on our operations and management. Our future success will depend on the ability of our officers and other key employees to continue to implement and improve our operational, credit, financial, management and other internal risk controls and processes, along with our reporting systems and procedures, as the number and geographical scope of our client and vendor relationships continue to expand. We may not successfully implement improvements to our management information and control systems and control procedures and processes in an efficient or timely manner and we may discover deficiencies in existing systems and controls. In particular, our controls and procedures must be able to accommodate an expected increase in revenue and the infrastructure that comes with new service centers and new product lines. Our growth strategy may require us to incur additional expenditures to expand our administrative and operational infrastructure. If we are unable to manage future expansion in our operations, we may experience compliance and operational problems, have to slow the pace of growth or have to incur additional expenditures beyond current projections to support such growth, any one of which could adversely affect our business. We cannot assure you that we will continue to be successful in increasing the volume of sales at acceptable risk levels, expanding our asset base and managing the costs and implementation risks associated with our growth strategy. We also cannot provide you with any assurance that our further expansion will be profitable, that we will be able to maintain any specific level of growth, if any, that we will be able to maintain capital sufficient to support our continued growth or that we will be able to adequately and profitably manage that growth.

We have decided to sell or dispose of the assets related to AST and Latin Node; however, we may not be able to successfully consummate any such sale on a timely basis, on terms acceptable to us or at all.

We continue to explore possible strategic options, including divesting or liquidating the assets of AST and Latin Node, in order to sharpen our focus on strategic growth businesses, reduce our outstanding indebtedness and maximize long-term stockholder value. In connection with this undertaking, we have retained Stanford Group Company to assist in this process. As of December 31, 2007, we have classified AST as a discontinued operation and on January 28, 2008, we classified Latin Node as a discontinued operation; however, Latin Node did not meet all of the formal requirements to be classified as such for 2007. Until the sale or liquidation of these assets, we will continue to incur expenses and be subject to risks associated with these assets including, but not limited to, the risk of the reduction in the amount of Universal Services Fund payments that these segments receive, changes in the laws of these different geographic segments and high rates of customer turnover and bad debt. Even if we are able to identify a suitable disposition opportunity, we may not be able to successfully divest any assets on terms and conditions and in a timeframe favorable to us, or at all.

We do not anticipate that we will be able to generate sufficient cash from operations to fund our planned capital expenditures, to fulfill our payment obligations or to execute our expansion plans and we will need to obtain additional external financing to finance our ongoing operations.

Our capital expenditures, together with ongoing operating expenses and obligations to service our debts, will be a substantial drain on our cash flow and will likely decrease our available cash balances during the next fiscal year. We do not have sufficient capital to fund our expansion plans and will not generate sufficient cash flow from operations to fund all of our operations, to service our debt obligations and to finance our expansion plans. We will need to raise capital through offerings of debt or equity. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and on our financial performance. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms. Further, in the case of equity financings, dilution to our stockholders could result, and in any case such securities may have rights, preferences and privileges that are senior to our currently outstanding securities. Our inability to obtain needed debt and/or equity financing when needed or to generate sufficient cash from operations may require us to scale back our business plan and limit our planned growth and expansion activities, abandon projects and/or curtail capital expenditures. If we cannot obtain adequate capital on favorable terms or at all, our business, financial condition or results of operations could be materially adversely affected.

Any failure of our service level agreements or services could lead to significant costs and disruptions that could reduce our revenue and harm our business reputation and financial results.

Our business depends on providing customers with highly reliable service, as more specifically described in service level agreements that we enter into with our major customers. Our service level agreements may require we guarantee our customers a level of availability for equipment residing at the customer premises or third party facilities. Furthermore, we are dependent upon Internet service providers, telecommunications carriers and other website operators in the U.S., Latin America and elsewhere, some of which have experienced significant system failures and electrical outages in the past. Users of our services may in the future experience difficulties due to system failures unrelated to our systems and services. Problems, whether or not within our control, could result in service interruptions or significant equipment damage. As a result, service interruptions or significant equipment damage could result in difficulty maintaining service level commitments to these customers and potential claims related to such failures.

If we incur significant financial obligations to our customers in connection with a loss of power or our failure to meet other service level commitment obligations, our liability insurance may not be adequate. In addition, any loss of service, equipment damage or inability to meet our service level commitment obligations could reduce the confidence of our customers and could consequently impair our ability to obtain and retain customers, which would adversely affect both our ability to generate revenues and our operating results.

We expect our operating results to fluctuate.

We have experienced fluctuations in our results of operations of our current business model on a quarterly and annual basis. We expect to experience significant fluctuations in our operating results in the foreseeable future due to a variety of factors, including, but not limited to:

•	mandatory expensing of employee stock-based compensation;

•

changes in general economic conditions, such as the current economic downturn, and specific market conditions in the telecommunications and Internet industries, both of which may have an impact on our customer base;

•	the mix of current and proposed products and services and the gross margins associated with our products and services;

•	conditions related to international operations; and

•

the timing and magnitude of other operating expenses, including taxes, capital expenditures and expenses related to the expansion of sales, marketing, operations and acquisitions, if any, of complementary businesses and assets.

Any of the foregoing factors, or other factors discussed elsewhere in this report, could have a material adverse effect on our business, results of operations and financial condition.

Although we have experienced growth in revenues in recent quarters, this growth rate is not necessarily indicative of future operating results. We have generated net losses every fiscal year since inception. It is possible that we may not be able to generate positive net income in the future.

In addition, our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors. If this occurs, we could experience an immediate and significant decline in the trading price of our stock.

We may not be able to run our businesses without the continuing efforts of our senior executives and we do not maintain key man life insurance on any of them.

Our future success may be dependent on Pete Pizarro, President, and Harley L. Rollins, Chief Financial Officer. We do not maintain “key man” life insurance covering any of our key personnel. Our success will depend to a significant extent upon the retention of these executives, their successful performance, and the ability of all personnel to work effectively together as a team. Our success in retaining key employees and discouraging them from moving to a competitor is an important factor in our ability to remain competitive. As is common in our industry, our employees are typically compensated through grants of equity awards in addition to their regular salaries. In addition to granting equity awards to selected new hires, we periodically grant new equity awards to certain employees as an incentive to remain with us. To the extent we are unable to offer competitive compensation packages to our employees and adequately maintain equity incentives due to equity expensing or otherwise, and should employees decide to leave us, this may be disruptive to our business and may adversely affect our business, financial condition and results of operations.

Potential liabilities under the Foreign Corrupt Practices Act (whether currently existing or subsequently discovered) could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, which prohibits people or companies subject to United States jurisdiction and their intermediaries from engaging in bribery or other prohibited payments to foreign officials for the purposes of obtaining or retaining business or gaining an unfair business advantage. It also requires proper record keeping and characterization of such payments in our reports filed with the SEC. To the extent that any of our employees, supplies, distributors, consultants, subcontractors, or others engage in conduct that subjects us to exposure under the FCPA, or other anti-corruption legislation, we could suffer financial penalties, debarment from government contracts and other consequences that may have a material adverse effect on our business, financial condition or results of operations.

An internal investigation of Latin Node has preliminarily revealed certain payments made by Latin Node, prior to its acquisition by eLandia, that were made in violation of the FCPA. The internal investigation is ongoing and there may be other payments by Latin Node that may have been made in violation of the FCPA. Based on the preliminary results of the internal investigation, Latin Node and/or eLandia may be subject to fines and penalties assessed by governmental authorities, and will incur substantial expense associated with investigating the FCPA matter, responding to government inquiries and other matters arising from the acquisition of Latin Node.

If a downturn in economic conditions continues for a long period of time or worsens, it will likely have an adverse impact on our business.

If a downturn in economic conditions continues or worsens, it will likely have an impact on overall demand for systems, software and services changes. Delays or reductions in IT spending could have a material adverse effect on demand for our products and services and consequently our results of operations, prospects and stock price. We may experience increased competitive pricing pressures, significant operating losses, elevated levels of obsolete inventory, inventory write-downs and larger bad debt losses. In addition, we may not be able to adequately adjust our cost structure in a timely fashion to remain competitive, which may cause our profitability to suffer. Economic downturns may also lead to restructuring actions and associated expenses.

We operate a business that exposes us to risks associated with international activities.

Most of our revenue is derived from our international operations. As a result, our operating results and financial condition could be significantly affected by risks associated with international activities, including trade protection laws, policies and measures; tariffs; export license requirements; economic and labor conditions; political or social unrest; economic instability or natural disasters in a specific country or region, such as hurricanes and tsunamis; environmental and trade protection measures and other regulatory and compliance related requirements; health or similar issues such as the outbreak of the avian flu; tax laws in various jurisdictions around the world; difficulties in staffing and managing international operations; and changes in the value of the U.S. dollar versus the local currency in which the products are sold and goods and services are purchased, including devaluation and revaluation of local currencies.

Rapid changes in technology and markets could require substantial expenditure of financial and other resources in excess of contemplated levels, and any inability to respond to those changes could render our inventory obsolete and reduce our market share.

The technology industry is experiencing significant changes and our ability to execute our business plans and compete depends upon our ability to develop and deploy new products and services. The development and deployment of new products and services could require substantial expenditure of financial and other resources, in excess of currently contemplated levels. If we are not able to develop new products and services to keep pace with technological advances and if those products and services are not widely accepted by customers, our ability to compete could be adversely affected and our market share could decline.

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

Our operations are subject to varying degrees of regulation by the Federal Communications Commission (“FCC”), local regulatory agencies and legislative bodies and comparable regulatory agencies in the markets that we serve and may in the future be subject to regulation by environmental agencies. Adverse decisions or regulations of these regulatory bodies could limit our ability to conduct business or increase our costs of doing business. Governmental regulations and orders can significantly increase our costs and affect our competitive position compared to other telecommunications providers. We are unable to predict the scope, pace, or financial impact of regulations and other policy changes that could be adopted by the various governmental entities that oversee portions of our business.

If we cannot effectively manage our international operations, our business and results of operations will be harmed.

At the present time, most of our operations are conducted outside of North America. We anticipate that, for the foreseeable future, most of our revenue will be derived from sources outside of North America. Our international operations are subject to a number of additional risks, the occurrence of which may have a material adverse effect on our business, financial condition or results of operations, including, without limitation:

•	protectionist laws and business practices favoring our competitors;

•	political and economic instability;

•	the ability to obtain, transfer, or maintain licenses required by governmental entities with respect to the combined business;

•	compliance with evolving governmental regulation;

•	greater difficulty or delay in accounts receivable collection; and

•	difficulties in staffing and managing foreign operations.

Our future operating results may be subject to volatility as a result of exposure to foreign exchange risks.

We will be exposed to foreign exchange risks. Foreign currency fluctuations may affect both our revenues and our costs and expenses and significantly affect our operating results. Historically, the majority of revenue and costs from our international operations have been denominated in the currencies of Papua New Guinea (the Kina) and Fiji (the Fiji Dollar). Going forward we expect the majority of our revenue and costs from international operations to be denominated in the currencies of Latin American countries such as Venezuela (the Bolivar Fuertes), Colombia (the Peso), Mexico (the Peso), Argentina (the Peso), and Costa Rica (the Colon). As a result, we may experience gains and losses resulting from fluctuations in foreign currency exchange rates and we bear the risk that the rate of inflation in one or more these countries will exceed the rate of the devaluation of that country’s currency in relation to the U.S. dollar, which would increase our costs. We have not undertaken foreign exchange hedging transactions and are completely exposed to foreign currency transaction risk for all of our operations.

Our networks and IT systems may be vulnerable to unauthorized persons accessing our systems, which could disrupt our operations and result in the theft of our proprietary information.

A party who is able to breach the security measures on our networks could misappropriate either our proprietary information or the personal information of our customers, or cause interruptions or malfunctions in our operations. We may be required to expend significant capital and resources to protect against such threats or to alleviate problems caused by breaches in security, which could have a material adverse effect on our financial performance and operating results.

We may not be able to compete successfully against current and future competitors.

Our products and services must be able to differentiate themselves from those of other providers with similar products and services. With respect to our other products and services, including consulting services, network integration services, managed infrastructure services and communication services, we must compete with more established providers of similar services. Most of these companies have longer operating histories and significantly greater financial, technical, marketing and other resources than us. Because of their greater financial resources, some of our competitors have the ability to adopt aggressive pricing policies. As a result, in the future, we may suffer from pricing pressure that would adversely affect our ability to generate revenues and adversely affect our operating results. Some of these competitors may also provide our target customers with additional benefits, including bundled communication services, and may do so in a manner that is more attractive to our potential customers. If these competitors were able to adopt aggressive pricing policies together with offering colocation space, our ability to generate revenues would be materially adversely affected.

Risks Related to Ownership of Our Common Stock

Our shares of common stock have only recently begun trading and you may find it difficult to dispose of your shares of our stock, which could cause you to lose all or a portion of your investment in our company.

Although our common stock is listed for trading on the OTC Bulletin Board, no trading in our common stock has begun and we expect to have only a limited trading market in the foreseeable future. As a result, you may find it difficult to dispose of shares of our common stock and you may suffer a loss of all or a substantial portion of your investment in our common stock.

The market price of our common shares may be subject to significant fluctuation.

The market price of our common stock could be subject to wide fluctuations, including fluctuations in response to quarterly variations in our operating results, changes in earnings estimates by analysts, material announcements by us or our competitors, governmental or regulatory actions, acquisitions, the liquidity of the market of our common stock, changes in general economic and market conditions, changes in the securities markets, war and other conflicts, acts of terrorism, and other events, many of which are beyond our control. The stock market has experienced extreme price and volume fluctuations, which have affected market prices of smaller capitalization companies and have often been unrelated to the operating performance of such companies. In addition, if our operating results fall below the expectations of securities analysts and investors, the price of our common stock would likely decline, perhaps substantially.

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

We do not plan to pay cash dividends on our common stock in the foreseeable future.

We do not expect to pay cash dividends on our common stock in the foreseeable future. Instead we intend to retain any future earnings for reinvestment into our company and our operations. The payment of cash dividends is subject to the discretion of our board of directors and its determination to declare such dividends, which will depend upon a number of factors, including our results of operations, financial condition, future prospects and cash and capital requirements, tax considerations, and general business and economic conditions. Further, under the terms of our current loan agreements with various lenders, we are prohibited from paying cash dividends or making other distributions on our common stock without their prior consent.

Future issuances of additional securities could result in dilution of your ownership.

We may determine from time to time to issue additional securities to raise additional capital, support growth, or to make acquisitions. Further, we may issue stock options or other stock grants to retain and motivate our employees. These issuances of our securities will dilute the ownership interests of the investors in this offering. New investors also may have rights, preferences and privileges senior to our current stockholders, which may adversely impact our current stockholders.

The interests of our controlling stockholders could conflict with those of our other stockholders resulting in the approval of corporate actions that are not necessarily in the best interest of the other stockholders.

Our principal stockholder, SIBL, beneficially owns approximately 73.6% of our common stock as of March 31, 2008. As a result, SIBL is able to influence the outcome of stockholder votes, including votes concerning amendments to our charter and bylaws, and the approval of significant corporate transactions like a merger or sale of our assets. SIBL is able, with another substantial stockholder with whom it has a voting agreement, to control the election of our Board of Directors. This controlling influence could have the effect of delaying or preventing a change in control, even if our other stockholders believe it is in their best interests.

A NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report (including the exhibits) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), such as statements relating to our financial condition, results of operations, plans, objectives, future performance or expectations, and business operations. These statements relate to expectations concerning matters that are not historical fact. Accordingly, statements that are based on management’s projections, estimates, assumptions, and judgments constitute forward-looking statements. These forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “approximately,” “intend,” “objective,” “goal,” “project,” and other similar words and expressions, or future or conditional verbs such as “will,” “should,” “would,” “could,” and “may.” These forward-looking statements are based largely on information currently available to our management and on our current expectations, assumptions, plans, estimates, judgments and projections about our business and our industry, and such statements involve inherent risks and uncertainties. Although we believe our expectations are based on reasonable estimates and assumptions, they are not guarantees of performance and there are a number of known and unknown risks, uncertainties, contingencies, and other factors (many of which are outside our control) that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Some factors include, but are not limited to, those described under the “Risk Factors,” in this Item 1A of our Annual Report.

All written or oral forward-looking statements that are made or attributable to us are expressly qualified in their entirety by this cautionary notice. Such forward-looking statements speak only to the date that such statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. We do not promise to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect these statements other than material changes to such information.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not required for non-accelerated filers.

ITEM 2.	PROPERTIES

We lease approximately 1,226 square feet for our corporate headquarters located at 1500 Cordova Road, Suite 312, in Fort Lauderdale, Florida. We currently rent the premises on a month-to-month basis at a fee of $2,900 per month.

With respect to our operations, we lease space in the North America, South and Central America, Papua New Guinea, Fiji and other Pacific Island Nations and in The Samoas. The following table summarizes the spaces we have leased by location and purpose:

	Square Footage
	General and Office	Operations
North America	3,226	—
South and Central America – Information Technology	69,994	2,367
South and Central America – Telecommunications	34,801	464
Papua New Guinea	44,891	—
Fiji and other Pacific Island Nations	18,012	10,103
American Samoa (Discontinued Operations)	11,735	12,478

Total	182,659	25,413

We believe that our existing facilities are suitable and adequate and that we have sufficient capacity to meet our current anticipated needs. None of these facilities are critical to our operations because suitable alternative actions are available in substantially all of the locations where we conduct business. We continuously review our anticipated requirements for facilities and, on the basis of that review, may from time to time acquire or lease additional facilities and dispose of existing facilities.

ITEM 3.	LEGAL PROCEEDINGS

In connection with our acquisition and integration of Latin Node, Inc. in June 2007, we engaged in a review of Latin Node’s internal controls and legal compliance procedures within its finance and accounting departments. Our internal investigation preliminarily revealed that certain payments made by persons associated with Latin Node were made in violation of the FCPA. The internal investigation is ongoing and as such, may uncover other payments by persons associated with Latin Node that may have been made in violation of the FCPA. eLandia management has voluntarily reported these potential violations to the SEC, the United States Department of Justice, and the Federal Bureau of Investigation and has been in communication with these agencies regarding this matter. On April 3, 2008, the Department of Justice issued a subpoena requesting certain information from us in connection with our investigation of the FCPA matter. Based on the preliminary results of our internal investigation, Latin Node and/or eLandia may be subject to fines and penalties assessed by governmental authorities, and have and may continue to incur substantial expense associated with investigating the FCPA matter, responding to government inquiries and other matters arising from the acquisition of Latin Node.

On January 22, 2008, Latin Node was named as a defendant in a third party complaint filed in the 11th Judicial Circuit of the State of Florida in and for Miami-Dade County, Florida, bearing case number 08-922-CA-01 (06) by Juan Pablo Vasquez, Olivia de la Salas and Gloria Vasquez, former employees of Latin Node, Inc. Plaintiffs were terminated with “cause” by Latin Node. Plaintiffs have brought an action for breach of contract and seek damages (including but not limited to severance pay and compensation for accrued but unused vacation pay), together with attorneys’ fees. Latin Node intends to vigorously defend itself against this action; however it is not possible at this time to predict the outcome of the legal matter and what effect, if any, it will have on Latin Node.

In addition to the above, from time to time, we are periodically a party to or otherwise involved in legal proceedings arising in the normal and ordinary course of business. Other than as described above, as of the date of this Annual Report, management does not believe that there is any proceeding threatened or pending against us which, if determined adversely, would have a material effect on our business, results of operations, cash flows or financial position.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Effective November 17, 2007, our shares of common stock commenced trading on the OTC Bulletin Board under the symbol “ELAN.” Prior to that date, there was no active market for our common stock and since that date, there have only been limited or sporadic quotations and only a very limited public trading market for our securities. At the close of business on May 9, 2008, there were 21,187,315 shares of our common stock issued and outstanding which were held by 418 stockholders of record. The following table sets forth the high and low closing sales prices for our common stock as quoted by OTC Bulletin Board for the periods indicated:

Year Ended December 31, 2007	High	Low
First Quarter	n/a	n/a
Second Quarter	n/a	n/a
Third Quarter	n/a	n/a
Fourth Quarter	$1.50	$0.25

Year Ended December 31, 2008
First Quarter	$1.01	$0.26
Second Quarter (through May 9, 008)	$2.50	$0.62

The prices set forth above for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

At May 9, 2008, the last reported sale price of our common stock as quoted by OTC Bulletin Board was at $2.00 per share.

Dividends

Holders of our common stock are entitled to receive dividends when and if declared by our Board of Directors out of funds legally available. We, however, have never paid any cash dividends and do not anticipate paying any cash dividends in the foreseeable future. Instead we intend to retain any future earnings to support the development and growth of our business. We may consider payment of dividends at some point in the future, but the declaration of dividends is at the discretion of the Board of Directors, and there is no assurance that dividends will be paid at any time. Our Board of Directors will make any such future determination as to the payment of dividends at its discretion, and its determination will depend upon our operating results, financial condition and capital requirements, general business conditions and such other factors that the Board of Directors considers relevant. In addition, our loan agreements with various lenders prohibit us from paying cash dividends or making other distributions on our common stock without prior consent.

Recent Sales of Unregistered Securities

Director Stock

In December 2005, the Board of Directors adopted a Director compensation policy. Among other things, the policy provides that each independent director will receive a number of shares of common stock equal in value to $25,000 in their initial year of service and is entitled to receive additional shares of common stock equal in value to $12,500 each year thereafter. As a result, in January 2008, we issued 27,000 shares of common stock to the members of the Board of Directors for services in 2007. We issued the shares in consideration for services rendered to us. These shares were issued in a transaction exempt from registration under Section 4(2) of the Securities Act, or Regulation D promulgated thereunder.

Warrant Exercises

In December 2007, SIBL and its assigns exercised 3,513,000 warrants to purchase our common stock at $0.001 per share. As a result, we issued 3,513,000 shares in consideration for $3,513. In March 2008, SIBL and its assigns exercised 4,158,100 warrants to purchase our common stock at $0.001 per share. As a result, we issued 4,158,000 shares in consideration for $4,158. These shares were issued in a transaction exempt from registration under Section 4(2) of the Securities Act or Regulation D promulgated there under.

Employee Options and Restricted Stock Grants

On December 3, 2007, our Board of Directors granted to employees under our 2007 Stock Option and Incentive Plan incentive stock options to purchase up to an aggregate of 1,412,200 shares of our common stock. The options have an exercise price of $3.18 per share and shall vest over periods of four years with 25% vesting on the 12 month anniversary of the date the options were granted and with monthly vesting thereafter of 1/48th of the original grant. The offer and sale of these options is deemed to be exempt from registration under Section 4(2) of the Securities Act.

In March 2008, Mr. Pizarro was granted an option to purchase 3,122,000 shares of our common stock and certain other executives were granted options to purchase 1,000,000 shares of our common stock. The options have a four-year term (with the shares vesting monthly) and an exercise price equal to $3.07 per share. The fair value of these shares based on the Black-Scholes valuation method was $1,030,500 on the date of the grant. Mr. Pizarro was also granted a stock award of 750,000 restricted common shares which shares will vest monthly over a three-year period. These shares were issued in a transaction exempt from registration under Section 4(2) of the Securities Act, or Regulation D promulgated thereunder.

Issuer Purchases of Equity Security

We made no purchases of our equity securities in fiscal 2007.

ITEM 6.	SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion should be read in conjunction with the information contained in our audited consolidated financial statements and the related notes thereto, appearing elsewhere herein.

Overview

eLandia provides information technology (“IT”) products and services including consulting services, network integration services and managed infrastructure services and communication services, in emergent markets including Latin America, the Caribbean and the South Pacific Island nations. We offer services in Colombia, Costa Rica, Ecuador, Mexico, Panama, Venezuela and other emerging markets though our subsidiary, Desca Holding, LLC; in Papua New Guinea through our 50% owned subsidiary, Datec PNG Pty Limited; and in Fiji and other Pacific Island Nations through our wholly-owned subsidiary, Datec Group, Ltd.

Our strategy is to provide a comprehensive suite of IT services including consulting, network design and integration, managed infrastructure services and communications services to leading companies in Latin America. We will combine the business knowledge and industry expertise of our professionals and the technical knowledge and implementation skills of our delivery teams to develop and integrate solutions which will enable our clients to optimize technology to achieve new competitive advantages. We plan to use our market knowledge, quality processes and skilled resources to deliver rapid and repeatable types of IT solutions that provide cost savings and productivity improvements.

The products and services we offer in each of the geographic areas we serve vary depending on the infrastructure, existing telecommunication systems and the needs of the region. For the years ended December 31, 2007 and 2006, our software solutions include Microsoft products, database applications, accounting applications and other system applications and our professional services and solutions assist our customers in implementing customized solutions to meet their business needs. These services include systems integration, training and maintenance and support. Our hardware offerings include servers, routers and switching systems. For the years ended December 31, 2007 and 2006, our telecommunications operations include wholesale and retail long-distance service (including the use of Voice over Internet Protocol (“VoIP”) technology) and wireless telecommunications services. Our Samoan wireless telecommunications services (AST) have been classified as discontinued operations in our consolidated financial statements; however, we have included a discussion regarding the results of operations for that segment.

We conduct business through the following operating subsidiaries in five operating segments:

•

Our South and Central America – Information Technology segment consists of the operations of our subsidiary eLandia/Desca Holdings, LLC (“Desca”). The headquarters of Desca are in Miami, Florida and it conducts its operations through subsidiaries in South and Central America, including Venezuela, Colombia, Costa Rica, and other countries in the Latin American market.

•	The operations of our 50% owned subsidiary Datec PNG Pty Limited (“Datec PNG”) comprise our Papua New Guinea segment.

•

Our Fiji and other Pacific Island Nations segment includes several subsidiaries operating in the South Pacific region including Australia, the Cook Islands, New Zealand, Samoa, the Solomon Islands, Tonga and Vanuatu.

•

Our North America and the Caribbean segment includes our parent company, eLandia, and another of its wholly-owned subsidiaries, eLandia Technologies, Inc., which perform administrative functions, but do not presently conduct revenue generating operations.

•

Our South and Central America – Telecommunications segment consists of Latin Node and subsidiaries. Latin Node, based in Miami, Florida, along with its subsidiaries based in Colombia, Guatemala, Honduras, Nicaragua, France, Spain and Germany, conducts business throughout South and Central America and in selected portions of Europe. On January 28, 2008, we decided to dispose of our Latin Node operations and began a search for potential buyers. Recently, Latin Node terminated most of its employees and consultants, has ceased servicing its customers and has, for the most part, ceased operations. Management anticipates that, in the next several days, Latin Node and certain of its subsidiaries will file a petition for Assignment for the Benefit of Creditors pursuant to Chapter 727, Florida Statutes. Simultaneously, Latin Node will enter into a management agreement pursuant to which another telecommunications company will, initially, utlilize Latin Node’s network to service the management company’s customers and, upon conclusion of the appropriate proceedings, purchase certain of Latin Node’s assets.

Acquisition Effective Dates and Financial Presentation

AST effectively became under common control on September 14, 2004, at which time SVCH was a majority stockholder of eLandia and was a majority member of AST. We accounted for the acquisition of AST as a common control merger (similar to a pooling of interest). In 2007, we began a search for potential buyers, and in December 2007 we decided to dispose of our operations in American Samoa. As such, the assets of AST appear as a single line item described as “assets held for sale” and the liabilities of AST appear as a single line item described as “liabilities from discontinued operations” on our consolidated balance sheets. In addition, the results of operations for AST appear as a single line item described as “income from discontinued operations” on our consolidated statement of operations. For informational purposes, we have included in this section, a discussion of the results of operations for the year ended December 31, 2007 compared to the year ended December 31, 2006.

We used the purchase method of accounting in connection with our acquisition of the operating subsidiaries of Datec. Accordingly, our consolidated financial statements include the results of operations of the operating subsidiaries of Datec from the date of acquisition, February 1, 2006, through December 31, 2006 and for the full year 2007. However, for purposes of comparison, the discussion below includes the financial information of Datec (on a pro-forma basis) as if the acquisition had been completed on January 1, 2006. This information is not necessarily indicative of the financial results had the acquisition of the Datec operating subsidiaries occurred at the beginning of each period or the financial results of our company as they may be in the future.

We used the purchase method of accounting in connection with our acquisition of Latin Node. Accordingly, our consolidated financial statements include the results of operations of Latin Node from the date of acquisition, June 28, 2007, through December 31, 2007. On January 28, 2008, we decided to dispose of our Latin Node operations and began a search for potential buyers. Management anticipates that, in the next several days, Latin Node and certain of its subsidiaries will file a petition for Assignment for the Benefit of Creditors pursuant to Chapter 727, Florida Statutes. Management is currently in the process of negotiating a management agreement pursuant to which another telecommunications will manage, operate, and supervise certain of Latin Node’s business operations. As such, there is a limited discussion regarding the financial information of Latin Node for the period from June 29, 2007, the date of acquisition, through December 31, 2007; however, we have not included a discussion (on a pro-forma basis) as if the acquisition had been completed on January 1, 2006.

We used the purchase method of accounting in connection with our acquisition of Desca. Accordingly, our consolidated financial statements include the results of operations of Desca from the date of acquisition, November 20, 2007, through December 31, 2007. For purposes of comparison, there is a discussion below regarding the financial information of Desca (on a pro-forma basis) as if the acquisition had been completed on January 1, 2006. This information is not necessarily indicative of the financial results had the acquisition of Desca occurred at the beginning of each period or the financial results of our company as they may be in the future.

Segment results presented in this item are not necessarily indicative of the results of operations these segments would have achieved if operated as stand-alone entities during the periods presented.

Performance Measures

In managing our operations and assessing our financial performance, management supplements the information provided by financial statement measures with several customer–focused performance metrics, including those described below:

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

Average Revenue per Minute

Our average revenue per minute (“ARPM”) is the result of our total net revenue divided by the number of minutes of traffic over our network for the applicable period. ARPM is a key telecommunications industry financial measurement. We believe this measurement is useful in understanding our financial performance, as well as industry trends. Although the long distance telecommunications industry has been experiencing declining prices in recent years due to the effects of deregulation and increasing competition, our average revenue per minute can fluctuate from period to period as a result of shifts in traffic over our network to higher priced, or lower priced, destinations.

Churn

This is a telecommunications industry metric that measures customer turnover. This calculation is the result of the number of customers that disconnect from our services divided by the weighted average number of customers divided by the number of months during the period being measured. Management uses churn to measure customer turnover and customer retention over time and to help evaluate how changes in our business affect customer retention. In addition, churn provides management with a useful measure to compare our customer turnover activity to that of other wireless communications providers. We believe investors use churn primarily as a tool to track changes in customer retention over time and to compare our customer retention to that of other wireless communications providers.

Revenue Per Employee

This metric is the result of the total revenue for a period divided by the total number of employees in the business. Management uses revenue per employee as an efficiency and growth gauge across diverse geographic areas with differing economic conditions. Monthly changes to revenue per employee can also provide insight into total staffing requirements for any particular country in which we operate.

Stable Revenue

This is a metric which calculates services revenue as a percentage of total cost excluding cost of revenue for product sales. Stable revenue consists of all sources of revenue excluding product revenue. The basis for this measurement is that product revenue is seasonal and variable whereas service revenue is more consistent as it is based on contracted revenue streams such as internet service provider (“ISP”) revenue, services projects and maintenance and support to customers. Stable revenue is an important measure in determining the amount of non-contract or non-recurring revenue that must be sold to achieve profitability.

Personal Computer (PC) and Server Revenue

This is a series of measurements which tracks the total amount of PC and server based sales for a particular period and as a total percentage of product sales. This metric pinpoints overall trends in our product sales business from consumer purchases to business or government based purchases. Due to the increasing pressure on our operating margins from competition, this metric is useful to determine how resources are to be allocated among our product sale vendors and our internal support staff.

Revenue per Account Manager

This is a metric that takes the total revenue for a period divided by the total number of account managers in the business. Management uses revenue per account manager as an efficiency and growth gauge across diverse geographic areas with differing economic conditions. Quarterly changes to revenue per account manager can also provide insight into total account managers required for any particular country in which we operate.

Traditional Technologies Revenue

This is a metric that allows tracking of how much of the product we sell is traditional technology or product where adding value through customization is not as important. This metric is used to pinpoint overall trends in our product sales business. Due to the increasing pressure on our operating margins from competition, this metric is useful in determining how resources will be allocated among our product sale vendors and our internal support staff.

Advanced Technologies Revenue

This is a metric that allows tracking of how much of the product we sell is advanced technology or products where adding value through customization is very important and requires specialized resources to design, implement and maintain. This metric is used to pinpoint overall trends in our product sales business. This metric is key in determining how resources will be planned in terms of hiring and/or training.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to exercise its judgment. We exercise considerable judgment with respect to establishing sound accounting policies and in making estimates and assumptions that affect the reported amounts of our assets and liabilities, our recognition of revenues and expenses, and disclosure of commitments and contingencies at the date of the financial statements.

On an ongoing basis, we evaluate our estimates and judgments. Areas in which we exercise significant judgment include, but are not necessarily limited to, the amount of uncollectible accounts receivable, the amount to be paid for the settlement of liabilities of discontinued operations, accrued expenses, the amount of costs capitalized in connection with the wireless licenses, the amount allocated to contract rights, customer lists and goodwill in connection with acquisitions along with the estimated useful lives for amortizable intangible assets and property, plant and equipment, warrants granted in connection with various financing transactions, share based payment arrangements, and the percentage of completion with respect to production contacts in circumstances where the use of that accounting method is deemed to be appropriate.

We base our estimates and judgments on a variety of factors including our historical experience, knowledge of our business and industry, current and expected economic conditions, the attributes of our services and products, the regulatory environment, and in certain cases, the results of outside appraisals. We periodically re-evaluate our estimates and assumptions with respect to these judgments and modify our approach when circumstances indicate that modifications are necessary.

While we believe that the factors we evaluate provide us with a meaningful basis for establishing and applying sound accounting policies, we cannot guarantee that the results will always be accurate. Since the determination of these estimates requires the exercise of judgment, actual results could differ from such estimates.

A description of significant accounting polices that require us to make estimates and assumptions in the preparation of our consolidated financial statements are as follows:

Revenue Recognition

We generate revenue from product sales, information technology (“IT”) solutions and telecommunications services. The products and services that we offer in each of the geographic areas we serve vary depending on the infrastructure, existing telecommunication systems and the needs of the region. All revenue is recognized net of discounts, returns and allowances.

Telecommunications Services

Our revenue generated from the provision of telecommunications services predominantly includes minutes of long-distance for the following:

•	Wholesale long-distance voice termination services using VOIP technology,

•	Retail long-distance offerings such as broadband telephony,

•	Corporate telephony,

•	Prepaid long distance calling cards,

•	PinLess prepaid long distance (similar to long distance calling using a prepaid calling card, but the originating phone number is recognized by the network so no physical card is required), and

•	Data delivery services.

Revenue is recognized as the minutes we sell are used by our customers. We record payments received from customers in advance of usage as deferred revenue or customer deposits at the time payment is received.

Products

Revenue generated from the sale of products is recorded when the products are shipped, which is generally FOB shipping point.

Revenue from sales of technology products includes, among other things, personal computers, servers, routers, switching systems, networking equipment and communications equipment. Revenue from sales of telecommunications products includes hardware and other products supporting telecommunications services such as VOIP telephony systems, PBX systems, and other peripheral products including fax machines, copiers, telephones and general office equipment.

In accordance with the provisions of the American Institute of Certified Public Accountant’s SOP 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Software Revenue Recognition with Respect to Certain Arrangements,” revenue from software license sales is recognized once delivery has occurred, evidence of an arrangement exists, the fee is fixed and determined and collection of the fee is probable, provided there are no significant vendor obligations remaining. For multiple element arrangements, where Vendor Specific Objective Evidence (“VSOE”) of fair value is available for all elements, the contract value is allocated to each element proportionately based upon relative VSOE of fair value and revenue is recognized separately for each element. Where VSOE of fair value is available for all undelivered elements, the residual method is used to value the delivered elements. Where VSOE of fair value is not available for all undeliverable elements all revenue for the arrangement is deferred until the earlier of the point at which VSOE does exist or all elements of the arrangement have been delivered.

Information Technology Services

Professional IT services revenue includes professional consulting services pertaining to the planning, design, implementation, operation and optimization of our technology and telecommunications solutions as well as implementation of customized solutions such as application development, systems integration, training, maintenance and support. Revenue generated from professional consulting services is generally recognized as the services are performed.

Revenue generated from professional IT services under periodic contracts such as maintenance and support services is recognized ratably on a monthly basis over the term of the contract.

Production Type Contracts

From time to time, we enter into contracts that are accounted for using the percentage of completion method, as prescribed by SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue is recognized over the period of each implementation using the percentage of completion method. Labor hours incurred is used as the measure of progress towards completion, and management believes its estimates to completion are reasonably dependable. Management regularly reviews underlying estimates of project profitability. Revisions to estimates are reflected in the statement of operations in the period in which the facts that give rise to the revision become known. Provisions for estimated losses, if any, are recognized in the period in which the loss is determined. Contract losses are measured as the amount by which the estimated costs of the contract exceed the estimated total revenue from the contract.

We did not have any production contracts in effect during the year ended December 31, 2007. Revenue generated from production contracts during the year ended December 31, 2006 was immaterial.

Vendor Rebates

We have arrangements to receive cash or consideration from certain of our vendors, including rebates. In accordance with EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” the amounts received or credited from our vendors are recorded as a reduction of the prices paid for these products and, therefore, such amounts are reflected as a reduction of the cost of revenue. Vendor rebates are typically dependent upon reaching minimum sales thresholds. We evaluate the likelihood of reaching sales thresholds using past experience and current forecasts and, when rebates can be reasonably estimated, we record a portion of the rebate as progress is made toward the sales threshold.

Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts and sales returns. Estimates for cash discounts and sales returns are based on contractual terms, historical trends and expectations regarding the utilization rates for these programs.

Our policy is to reserve for uncollectible accounts based on our best estimate of the amount of probable credit losses in its existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Other factors that we consider include our existing contractual obligations, historical payment patterns of our customers and individual customer circumstances, an analysis of days sales outstanding by customer and geographic region, and a review of the local economic environment and its potential impact on the realizability of accounts receivable. Account balances deemed to be uncollectible are charged to the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote.

Inventory

Inventory consists predominantly of technology equipment, products and accessories. Inventory is carried at the lower of cost or net realizable value. Cost is based on a weighted average or first-in-first-out method. All expenditures incurred in acquiring inventory including transportation and custom duties are included in inventory. Reserves for obsolete inventory are provided based on historical experience of a variety of factors including sales volume, product life, and levels of inventory at the end of the period.

Goodwill and Other Intangible Assets

Intangible assets consist of customer lists, contract rights and trade names, which are amortized straight-line over the estimated useful lives of the assets. We review the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. With respect to the valuation of our goodwill, we considered a variety of factors including a discounted cash flow forecast to determine the enterprise value of our business using the income approach. Our impairment test entails comparing the discounted cash flows of each reporting unit to the carrying value of that reporting unit, including the value of the goodwill pertaining to that reporting unit. We utilize earnings before interest, taxes, depreciation and amortization (“EBITDA”), less projected required capital expenditures and estimated changes in our operating assets and liabilities to determine the annual cash flows. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

As a result of recurring losses and the investigation described in our financial statements, we undertook a review of the carrying amounts of our long lived assets as of December 31, 2007, and determined that the value of the telecommunications licenses and agreements pertaining to Latin Node had been substantially impaired. Accordingly, we reduced the carrying value of these licenses to zero as of December 31, 2007.

Income Taxes

We are required to determine the aggregate amount of income tax expense or loss based upon tax statutes in jurisdictions in which we conduct business. In making these estimates, we adjust our results determined in accordance with generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities, as a result of these differences, are reflected on our balance sheet for temporary differences in loss and credit carryforwards that will reverse in subsequent years. We also establish a valuation allowance against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. Valuation allowances are based, in part, on predictions that management must make as to our results in future periods. The outcome of events could differ over time which would require that we make changes in our valuation allowance.

Share Based Payments and Other Equity Transactions

We apply SFAS No. 123R “Share Based Payment.” This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share based payment (“SBP “) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that is measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. Under this method of accounting, we are required to estimate the fair value of share based payment that we make to our employees by developing assumptions regarding expected holding terms of stock options, volatility rates, and expectation of forfeitures and future vesting that can significantly impact the amount of compensation cost that we recognize in each reporting period.

We are also required to apply complex accounting principles with respect to accounting for financing transactions that we have consummated in order to finance the growth of our business. These transactions, which generally consist of convertible debt and equity instruments, require us to use significant judgment in order to assess the fair values of these instruments at their dates of issuance, which is critical to making a reasonable presentation of our financing costs and how we finance our business.

Formulating estimates in any of the above areas requires us to exercise significant judgment. It is at least reasonably possible that the estimates of the effect on the financial statements of a condition, situation, or set of circumstances that existed at the date of the financial statements that we considered in formulating our estimates could change in the near term due to one or more future confirming events. Accordingly, the actual results regarding estimates of any of the above items as they are presented in the financial statements could differ materially from our estimates.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS 157 on our future consolidated financial position, results of operations and cash flows and has not yet determined such effects.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 159. We are currently evaluating the expected effect of SFAS 159 on our consolidated financial statements and are not yet in a position to determine such effects.

In December 2007, the SEC staff issued Staff Accounting Bulletin 110 (“SAB 110”), “Share-Based Payment,” which amends SAB 107, “Share-Based Payment,” to permit public companies, under certain circumstances, to use the simplified method in SAB 107 for employee option grants after December 31, 2007. Use of the simplified method after December 2007 is permitted only for companies whose historical data about their employees’ exercise behavior does not provide a reasonable basis for estimating the expected term of the options. The adoption of this pronouncement is not expected to have a material effect on our financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained non-controlling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, we would be required to report any non-controlling interests as a separate component of stockholders’ equity. We would also be required to present any net income allocable to non-controlling interests and net income attributable to our stockholders separately in our statements of operations. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 will have an impact on the presentation and disclosure of the non-controlling interests of any non wholly-owned businesses acquired in the future.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 gives financial statement users better information about the reporting entity’s hedges by requiring qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently assessing the impact of SFAS 161 on its financial position and results of operation.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

Results of Operations – South and Central America – Information Technology

Our South and Central America operations – Information Technology segment is comprised of the operations of Desca. Desca is headquartered in Miami, Florida, and conducts operations through subsidiaries in South and Central America (“Latin America”), including Venezuela, Colombia, Costa Rica, Guatemala, and other countries in the Latin American market. Desca provides network solutions for large and medium sized companies operating in Latin America by offering a wide array of network and communication products and services, as well as professional consultation services regarding the design, implementation and operation of such products and services.

Desca’s acquisition was accounted for using the purchase method of accounting. Accordingly, our consolidated financial statements include the results of operations of Desca from the date of acquisition, November 20, 2007, through December 31, 2007.

Latin America and the Caribbean continue to experience robust growth. In Latin America, gross domestic product grew by 5.6% in 2007. This growth is driven, in part, by higher public spending, private consumption and investment as well as strong import demand. Economic reforms, increasing political stability and rapid growth of technological infrastructure in the region have contributed to this growth and are predicted to continue to increase for the foreseeable future. Latin America has seen a surge in foreign investment and credit upgrades over the past five years as economic stability has increased substantially. Gross domestic product growth in 2008 for the Latin American region is expected to be approximately 4.9%, making 2008 the sixth consecutive year of growth.

Comparison of the Year Ended December 31, 2007 to the Year Ended December 31, 2006

The discussion below includes the financial information of Desca (on a pro-forma basis) as if the acquisition had been completed on January 1, 2006. This information is not necessarily indicative of the financial results had the acquisition of Desca occurred at the beginning of each period or the financial results of our company as they may be in the future.

	Year Ended December 31,
	2007		2006
	Dollars	% of Revenue	Dollars	% of Revenue
Revenue	$104,826,087	100.0%	$53,953,179	100.0%
Cost of Revenue	80,500,038	76.8%	40,771,928	75.6%
Expenses	21,697,992	20.7%	10,885,832	20.2%

Operating Income	2,628,057	2.5%	2,295,419	4.3%
Other Income (Expense)	(1,890,153)	(1.8)%	(598,999)	(1.1)%

Income Before Tax and Minority Interest	737,904	0.7%	1,696,420	3.1%
Income Tax Expense	(1,602,673)	(1.5)%	(992,768)	(1.8)%
Minority Interest	450,029	0.4%	179,021	0.3%

Net Income (Loss)	$(414,739)	(0.4)%	$882,673	1.6%

Revenue

In this operating segment, we derive revenue from IT solutions and related product sales. We generate IT solutions revenue through the sale of network solutions for large and medium sized companies by offering a wide array of network and communication products and services, as well as professional consultation services regarding the design, implementation and operation of such products and services. We generate product sales revenue through the sale of computer hardware, communications hardware, consumables and commercial off-the-shelf software.

	Year Ended December 31,		Change
	2007	2006	Dollars	Percentage
Product Sales	$76,915,721	$43,365,232	$33,550,489	77.4%
IT Solutions	27,910,366	10,587,947	17,322,419	163.6%

Total Revenue	$104,826,087	$53,953,179	$50,872,908	94.3%

The increase in product sales revenue is attributable to growth within our existing markets as well as expansion into new markets in 2007 including Colombia, Costa Rica and Ecuador. The increase in networks, network solutions and other IT infrastructure product sales in Central and South America is what is generally driving the increase in our product sales.

The increase in IT solutions revenue is a result of our strategy focusing on customer relationships. Long term contracts for the provision of value added services have allowed us to differentiate ourselves from our competitors by developing strong relationships with our customers. These relationships result in what we believe to be a higher level of return customers for product purchases and a trusted advisor status that provides us with a competitive advantage regarding consulting projects. In addition, the sale of advanced technologies, due to its characteristics and novelty, requires a higher level of services to be provided than traditional technologies.

Costs and Expenses

	Year Ended December 31,		Change
	2007	2006	Dollars	Percentage
Cost of Revenue
Product Sales	$64,524,251	$33,959,151	$30,565,100	90.0%
IT Solutions	15,975,787	6,812,777	9,163,010	134.5%

Total Cost of Revenue	80,500,038	40,771,928	39,728,110	97.4%

Expenses
Sales, Marketing and Customer Support	19,985,609	10,272,882	9,712,727	94.5%
Depreciation	1,348,834	417,768	931,066	222.9%
Amortization	363,548	195,182	168,366	86.3%

Total Expenses	21,697,992	10,885,832	10,812,160	99.3%

Total Costs and Expenses	$102,198,029	$51,657,760	$50,540,269	97.8%

The cost of revenue for product sales increased based on the increase in total product sales in 2007. Gross margin on our product sales decreased from 22% in 2006 to 16% as competitors throughout all of our geographic markets become more numerous and aggressive.

The cost of revenue for IT solutions increased as we focused on delivering professional solutions to our customers in 2007, however the increase was not as dramatic as the increase in the corresponding revenue. Gross margin on our IT solutions increased from 36% in 2006 to 44% in 2007 as the company expanded the breadth and volume of IT solution sales during the year in existing markets as well as expanding into new geographic markets.

Sales, marketing and customer support increased primarily as a result of higher personnel related costs in 2007. The higher personnel costs are predominantly due to an increase in headcount, approximately 40%, required to support the growth of the business; a contributing factor is also the costs associated with the highly competitive market in which we operate. There is an extremely strong demand for skilled workers in our market. As such, we strive to compensate our employees appropriately to ensure that we hire and retain the most competent people. In addition, other expenses increased as a result of additional office expenses, legal and professional services, and travel as a result of the increase in our total number of employees and the overhead required to support the increase in our sales.

Depreciation increased as a result of assets purchased to support expansion into new markets as well as infrastructure and support purchases required to support the higher employee and customer bases in 2007. Total property and equipment increased from approximately $4,400,000 in 2006 to approximately $6,700,000 in 2007.

Performance Measures

In managing our operations and assessing our financial performance, management supplements the information provided by financial statement measures with several customer–focused performance metrics that are internally used to manage our business.

	Year Ended December 31,
	2007	2006
Revenue per Employee	$209,193	$154,156
Revenue per Account Manager	$1,210,856	$805,295
Traditional Technologies Revenue	63%	72%
Advanced Technologies Revenue	37%	28%

Revenue per employee has increased as a result of the sales initiatives we implemented in 2007 and as a result of our expansion into new geographic territories. This increase also represents an effort on behalf of management to keep headcount growth contained at a slower rate than overall revenue.

Revenue per account manager increased during 2007 as a result of increased quota requirements for our account managers and an increase in our overall sales and sales pipeline.

Traditional technologies revenue as a percentage of the total revenue decreased while advanced technology revenue increased as a percentage of total revenue. This was the result of our focus on advanced technologies as a means for growth and expansion in the future.

Results of Operations - Papua New Guinea

Papua New Guinea has a population of approximately 5 million people. The vast majority of the population resides in subsistence villages throughout the country. The country is very mountainous and communications and utilities to many of the remote regions is limited if existent at all. Port Moresby is the capital city and is host to the majority of corporate head-offices. The second largest city, Lae, is located on the eastern side of the island and is also host to a number of corporate head-offices. Transportation infrastructure is somewhat limited and as such most business is conducted from the major centers. Datec has offices in both Port Moresby and Lae to cater to this market.

There is an active IT solutions market, which is serviced by a number of companies including Datec. Our primary competitors are Daltron, Global Technologies, Ltd., DataNets Ltd. and Able Computing. Datec is the largest of these companies, closely followed by Daltron. All companies operate in the same business space and competition for business is keen across all sectors.

Comparison of the Year Ended December 31, 2007 to the Year Ended December 31, 2006

Except as discussed in the Overview – “Acquisition Effective Dates and Financial Presentation” above, the following table sets forth, for the periods indicated, audited consolidated statements of operations information and information from our audited consolidated statements of operations expressed as a percentage of revenue.

	Year Ended December 31,
	2007		2006
	Dollars	% of Revenue	Dollars	% of Revenue
Revenue	$34,331,566	100.0%	$29,813,798	100.0%
Cost of Revenue	20,363,656	59.3%	16,289,813	54.6%
Expenses	13,087,904	38.1%	11,737,424	39.4%

Operating Income	880,006	2.6%	1,786,561	6.0%
Other Income (Expense)	754,663	2.2%	681,134	2.3%

Income Before Income Tax and Minority Interest	1,634,669	4.8%	2,467,695	8.3%
Income Tax Expense	(310,774)	(0.9)%	(909,474)	(3.1)%
Minority Interest	(995,401)	(2.9)%	(1,252,882)	(4.2)%

Net (Loss) Income	$(328,494)	(0.4)%	$305,339	1.0%

Revenue

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

	Year Ended December 31,		Change
	2007	2006	Dollars	Percentage
Product Sales	$21,342,926	$18,291,095	$3,051,831	16.7%
IT Solutions	5,815,619	5,735,624	79,995	1.4%
Data Delivery	7,173,021	5,787,079	1,385,942	23.9%

Total Revenue	$34,331,566	$29,813,798	$4,517,768	15.2%

We attribute the increase in product sales revenue primarily to continued strong sales of low-end servers, PCs, peripherals and consumable products both in the retail and corporate sectors. In addition, the commercial systems sales saw a marked increase from the same period last year as a result of the sales of two large IBM mid-range servers to a major bank in July 2007. Offsetting a portion of the increase in product sales revenue was a one-time credit of $418,852 issued to a major customer as a result of damage that occurred during the delivery of a damaged mid-range server. We anticipate continued strong sales in low-end servers, PCs and related hardware.

IT solutions revenue in 2007 was comparable to 2006 as a result of consistent levels of activity in the software analysis and development division, the communications division and an improvement in the revenue derived from maintenance agreements in the office automation and power solutions divisions.

We attribute the increase in data delivery revenue to a continued increase in the volume of data utilized by our ISP customers. ISP customers are charged on a data usage model and any increase in data volume correlates to an increase in revenue. During 2007, we received a significant reduction in the per unit rates charged by our wholesale provider for data delivery services. In order to remain competitive in the marketplace, a portion of these savings have been passed on to our customers. The increase in volume is a result of lower prices; however, we expect the lower rates charged to our customers to offset that increase and result in relatively flat revenue in the future.

Costs and Expenses

	Year Ended December 31,		Change
	2007	2006	Dollars	Percentage
Cost of Revenue
Product Sales	$18,261,300	$14,733,601	$3,527,699	23.9%
IT Solutions	64,547	57,708	6,839	11.9%
Data Delivery	2,037,809	1,498,504	539,305	36.0%

Total Cost of Revenue	20,363,656	16,289,813	4,073,843	25.0%

Expenses
Sales, Marketing and Customer Support	5,868,193	5,169,497	698,696	13.5%
General and Administrative	4,819,787	4,539,571	280,216	6.2%
Depreciation	1,366,244	1,080,813	285,431	26.4%
Amortization	1,033,680	947,543	86,137	9.1%

Total Expenses	13,087,904	11,737,424	1,350,480	11.5%

Total Costs and Expenses	$33,451,560	$28,027,237	$5,424,323	19.4%

Cost of revenue for product sales increased at a faster rate than the increase in revenue due to the competitive price pressure for product, lower margin achieved on the sales of two large IBM mid-range servers to a major bank in July 2007, and a one-time credit of $418,852 issued to a major customer as a result of damage that occurred during the delivery of a damaged mid-range server. Strong competition throughout the year maintained pressure on margins on low-end servers, PCs, peripherals and consumable products. We expect this margin pressure to continue in the future.

The increase in cost of revenue for IT solutions is attributable to the increase in both cost and usage of spare parts to support both the maintenance agreements in place and performance of warranty repairs.

Cost of revenue for data delivery increased at a much faster rate than the corresponding revenue. In August 2007, we received a significant reduction in the per unit rates charged by our wholesale provider for data delivery services. In an effort to remain competitive in the marketplace, we passed a portion of this savings on to our customers. The lower per unit rates allowed customers to utilize a higher volume of data, which resulted in a higher overall cost for data delivery services.

Selling, marketing and customer support expenses increased as a result of certain write-downs of obsolete inventory, an increase in advertising and marketing expenses and the costs incurred by an increase in staffing levels to support the additional business activity. This increase was partially offset by efficiencies resulting in a lower expense as a percentage of revenue in 2007 as compared with 2006.

The increase in general and administrative expenses is attributable to higher management expenses, repairs and maintenance costs for motor vehicles, as well as a higher provision for bad debts.

Depreciation increased as a result of an increase in automated teller machines purchased in March and April of 2007, the procurement of additional network facilities made throughout the year, and the replacement of certain older vehicles.

Amortization increased as a result of the effect of the full years’ expense in 2007 compared with eleven months for 2006.

Performance Measures

In managing our operations and assessing our financial performance in Papua New Guinea, management supplements the information provided by financial statement measures with several customer–focused performance metrics that are internally used to manage our business. The following table contains the key operating data:

	Year Ended December 31,
	2007	2006
Revenue per Employee	$137,043	$127,409
Stable Revenue	91.0%	93.0%
PC Revenue	$4,321,529	$3,313,152
Server Revenue	$2,257,324	$574,335
PC and Server Revenue as a Percentage of Product Revenue	30.0%	21.0%

Revenue per employee continues to steadily increase in this segment. This is primarily attributable to the increase in product revenue. Management will continue to monitor the staffing levels to ensure that we see continued growth.

The reduction in the percentage of stable revenue can be attributed to the increase in costs associated with data delivery charges, an increase in depreciation and an increase in fixed operating costs.

PC revenue increased primarily as a result of increased retail activity, coupled with an aggressive advertising campaign. We anticipate continued strong retail activity and will maintain the aggressive advertising strategy.

We attribute the significant growth in server revenue to the sale of a number of large mid-range servers to a banking customer, coupled with an overall increase in the low end servers sales made in the corporate sector. The mid-range server sales are cyclical, accounting for the large variations we see from year to year; however, we see a continuation of good growth in sales of low to middle range Intel servers.

PC and server revenue as a percentage of total product revenue increased as a result of the growth in both PC sales and server revenue as described above.

Results of Operations - Fiji and Other Pacific Island Nations

Our operations in Fiji and other Pacific Island Nations saw improvement in performance in 2007; however, further improvement remains to be made before we are satisfied that the operation is producing consistent and sustainable results. Throughout 2007 we saw the positive effects in a change of management and implementation of more stringent fiscal and operational controls. The Fiji marketplace remained very competitive and this, combined with the negative economic effects of a coup d’etat in late 2006 negatively impacted the final results.

The operations in the Pacific Island Nations experienced an increase in the number of competitors in the market place. During the course of 2007 several changes were made in response to the increased competition including the implementation of more stringent fiscal and operational processes, upgrades to our facilities in both Vanuatu and the Solomon Islands, and the introduction of programs designed to strengthen skill level and management capacity in all locations.

Our operations in New Zealand suffered throughout 2007 as a result of a number of major projects which had not been completed to the satisfaction of a key customer. To address this situation, we restructured our subsidiary operations with a view to minimizing the ongoing operations costs. Based on our customer’s acceptance of this solution, we anticipate that we will deploy it in our Australian operations during the first and second quarter of 2008.

In Queensland we completed several major software upgrade projects and secured a number of lucrative maintenance contracts. We anticipate these successes to contribute to strong performance from the Queensland operation in 2008.

Comparison of the Year Ended December 31, 2007 to the Year Ended December 31, 2006

Except as discussed in the Overview - “Acquisition Effective Dates and Financial Presentation” above, the following table sets forth, for the periods indicated, audited consolidated statements of operations information and information from our audited consolidated statements of operations expressed as a percentage of revenue.

	Year Ended December 31,
	2007		2006
	Dollars	% of Revenue	Dollars	% of Revenue
Revenue	$9,971,823	100.0%	$11,071,730	100.0%
Cost of Revenue	4,552,176	45.7%	5,140,914	46.4%
Expenses	7,002,179	70.2%	7,761,277	70.1%

Operating Loss	(1,582,532)	(15.9)%	(1,830,461)	(16.5)%
Other Expense	(53,771)	(0.5)%	(52,830)	(0.5)%

Income Before Income Tax	(1,636,303)	(16.4)%	(1,883,291)	(17.0)%
Income Tax Benefit (Expense)	156,601	1.6%	(221,272)	(2.0)%

Net (Loss) Income	$(1,479,702)	(14.8)%	$(2,104,563)	(19.0)%

Revenue

In this operating segment, we derive revenue from product sales and IT solutions. We do not currently provide ISP and data network infrastructure to customers in Fiji and other Pacific Island Nations.

	Year Ended December 31,		Change
	2007	2006	Dollars	Percentage
Product Sales	$4,651,963	$5,960,541	$(1,308,577)	(22.0)%
IT Solutions	5,319,860	5,111,189	208,671	4.1%

Total Revenue	$9,971,823	$11,071,730	$(1,099,906)	(9.9)%

In response to the increasing number of competitors in the marketplace, we have initiated a strategic shift from product sales to IT solutions, a shift to a revenue stream that generates greater margins. The decrease in product sales revenue is attributable to the price pressure originating from the increased competition and the refocusing on IT Solutions rather than simply product sales.

The increase in IT solutions revenue was a result of our shift toward that area, as evidenced by a major software upgrade project provided by our Queensland operation that was successfully completed in May 2007.

Costs and Expenses

	Year Ended December 31,		Change
	2007	2006	Dollars	Percentage
Cost of Revenue
Product Sales	$3,822,661	$4,698,521	$(875,860)	(18.6)%
IT Solutions	729,515	442,393	287,122	64.9%

Total Cost of Revenue	4,552,176	5,140,914	(588,738)	(11.5)%

Expenses
Operating Expenses	3,021,494	3,421,435	(399,941)	(11.7)%
General and Administrative	3,306,812	3,687,573	(380,761)	(10.3)%
Depreciation	356,541	361,380	(4,839)	(1.3)%
Amortization	317,332	290,889	26,443	9.1%

Total Expenses	7,002,179	7,761,277	(759,098)	(9.8)%

Total Costs and Expenses	$11,554,355	$12,902,191	$(1,347,836)	(10.4)%

Management has undertaken several initiatives in the Fiji and other Pacific Island Nations in an attempt to improve the results of operations. Though our efforts began to yield positive results in the second quarter of 2007, the problems described above regarding our New Zealand operations had a negative impact on the 2007 results as a whole. We are continuing to evaluate certain workforce reductions which we expect will yield positive results within the next year. Management believes these initiatives will materially improve our results of operations in this segment.

The cost of product sales decreased at a slower rate than the corresponding decrease in revenue as a result of the price pressure on product described above. We anticipate there will continue to be pressure on margins derived from product sales and the company will continue to pursue the strategic adjustment to focus on IT solutions rather than product sales as IT solutions generally return higher margins.

The cost of providing IT solutions increased as a result of the investments required to refocus us toward the provision of IT solutions. We anticipate that costs will continue to increase; however, we expect the rate of growth to slow in the future.

The decrease in sales, marketing and customer support expenses was a direct result of the management changes and the corresponding implementation of operational improvements and stringent fiscal controls described above.

The decrease in general and administration expenses is attributable to the restructuring of management in the first half of 2007. Though certain general and administrative expenses were slightly higher in 2007 as compared to 2006, the overall restructuring produced positive results.

Depreciation expense remained constant for the year ended December 31, 2007 compared to the same period last year. Amortization increased as a result of the effect of the full years’ expense in 2007 compared with eleven months for 2006.

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

The following table contains the key operating data.

	Year Ended December 31,
	2007	2006
Revenue per Employee	$73,696	$63,631
Stable Revenue	76.0%	63.0%
PC Revenue	$809,891	$1,287,624
Server Revenue	$374,274	$983,030
PC and Server Revenue as a Percentage of Product Revenue	24.0%	38.0%

Revenue per employee increased, despite the decline in revenue, as a result of lower staffing levels. During the first quarter of 2007, we made staffing reductions representing approximately 25% of the total staff expense.

Stable revenue increased as a result of an increase in our IT solutions revenue and a decrease in total operating expenses excluding cost of revenue for product sales.

PC revenue decreased significantly due to increased competition in the marketplace and continued PC pricing pressures throughout all our markets.

Server revenue decreased as a result of the server price compression being experienced in all our markets (low-end servers becoming more powerful and reliable). In addition, we sold several significant servers in Fiji and Vanuatu in 2006 and had no comparable sales in 2007.

PC and server revenue as a percentage of total product sales decreased in 2007 compared to 2006. This trend confirms the reduction in unit price for both PC’s and servers in 2007 and the one-off effect of high server unit prices in 2006.

Results of Operations - The Samoas

AST was organized on July 15, 2002 as a limited liability company and registered as a foreign entity with a permit to transact business in the Territory of American Samoa. Operating under the brand name, “Blue Sky Communications,” AST’s primary business activity is the provision of wireless telephone and internet services and sales of related products such as cellular phone handsets and other items. The operational headquarters are in Nuu’uli on American Samoa, an island in the South Pacific with a population of approximately 60,000 people.

In 2007, we began a search for potential buyers and in December 2007, we decided to dispose of our operations in American Samoa. As such, the assets of AST appear as a single line item described as “assets held for sale” and the liabilities of AST appear as a single line item described as “liabilities from discontinued operations” on our consolidated balance sheets. In addition, the results of operations for AST appear as a single line item described as “income from discontinued operations” on our consolidated statement of operations. For informational purposes, we have included in this section a discussion of the results of operations for the year ended December 31, 2007 compared to the year ended December 31, 2006.

Comparison of the Year Ended December 31, 2007 to the Year Ended December 31, 2006

The following table sets forth, for the periods indicated, audited consolidated statements of operations information and information from our audited consolidated statements of operations expressed as a percentage of revenue.

	Year Ended December 31,
	2007		2006
	Dollars	% of Revenue	Dollars	% of Revenue
Revenue	$11,447,969	100.0%	$9,872,911	100.0%
Cost of Revenue	4,943,038	43.2%	4,580,196	46.4%
Expenses	4,775,744	41.7%	4,586,274	46.5%

Operating Income	1,729,187	15.1%	706,441	7.2%
Other Expenses	(260,824)	(2.3)%	(213,985)	(2.2)%

Net Income	$1,468,363	12.8%	$492,456	5.0%

Revenue

In the Samoas, we derive revenue from our wireless services, our data delivery services, equipment sales and service and long distance toll fees that we charge other telecommunications providers who need to access our networks. In addition, we began earning revenues from the Universal Service Fund (“USF”) in May 2006 and began receiving payments from the USF in November 2006.

	Year Ended December 31,		Change
	2007	2006	Dollars	Percentage
Wireless	$3,369,260	$3,383,581	$(14,321)	(0.4)%
Data Delivery	1,788,460	868,147	920,313	106.0%
Equipment Sales and Service	1,684,438	1,687,996	(3,558)	(0.2)%
Long Distance	2,671,571	2,703,872	(32,301)	(1.2)%
Universal Service Fund	1,934,240	1,229,315	704,925	57.3%

Total Revenue	$11,447,969	$9,872,911	$1,575,058	16.0%

Wireless revenue in 2007 was comparable to the revenue in 2006. Lower per minute costs, resulting in a lower average revenue per user, were offset by a higher number of customers in 2007.

We attribute the increase in our data delivery revenue primarily to the increase in subscribers for both our residential and large broadband services. We secured two significant broadband customers in the latter part of 2007. In addition, we realized revenue from the remaining Year 9 and the start of the Year 10 E-Rate contracts.

Revenue from equipment sales and service in 2007 was comparable to the revenue in 2006.

Long distance revenue decreased primarily as a result of an increase in competition in this area. We reduced our long distance rates in response to the aggressive lower rates introduced by our two competitors. Management anticipates that because we maintain a larger customer base than our competitors this revenue stream will remain steady over the next year even as competition continues to force prices downward.

Since May 2006, we have been earning revenues from the USF. The FCC created this fund to ensure that all Americans have access to high quality and affordable telecommunications, including low-income consumers, those living in rural areas that are costly to serve, and schools, libraries and rural health care providers. Contributions by interstate telecommunications carriers, which are generally passed through to their end-users, fund the USF. Since we have an eligible telecommunications, or ETC, designation and because we provide service in a rural area, we are eligible to receive payments from the USF as of the date of our ETC designation. The amount per subscriber received from the USF amounted to approximately $8.50 per subscriber. As of December 31, 2007, we had a total of 20,362 subscribers in the Samoas.

Cost and Expenses

	Year Ended December 31,		Change
	2007	2006	Dollars	Percentage
Cost of Revenue
Wireless	$1,191,698	$1,214,186	$(22,488)	(1.9)%
Data Delivery	976,836	673,052	303,784	45.1%
Equipment Sales and Service	1,589,849	1,535,161	54,688	3.6%
Long Distance	1,184,655	1,157,797	26,858	2.3%

Total Cost of Revenue	4,943,038	4,580,196	362,842	7.9%

Expenses
Sales, Marketing and Customer Support	1,701,401	1,215,581	485,820	40.0%
General and Administrative	1,574,537	2,004,856	(430,319)	(21.5)%
Depreciation	1,071,749	973,456	98,293	10.1%
Amortization	428,057	392,381	35,676	9.1%

Total Expenses	4,775,744	4,586,274	189,470	4.1%

Total Costs and Expenses	$9,718,782	$9,166,470	$552,312	6.0%

The slight decrease in the cost of revenue for wireless services is attributed to an overall decrease in repairs and maintenance costs of our network equipment and a reduction in license and maintenance fees between 2007 and 2006.

The increased cost of revenue for data delivery is due to the addition of satellite circuits required for the Year 10 E-Rate contract with the American Samoa Department of Education (“DOE”), and for the addition of new large broadband service customers. The cost increased at a significantly slower pace than the corresponding revenue, thereby contributing to the higher overall gross margins.

The increase in the cost of revenue for equipment sales and service is attributed to offering larger discounts on handsets and computer equipment as a means to stimulate and increase customer activations of our services, both for wireless and internet services.

We attribute the increase in the cost of long distance to increased cost of long distance rates to certain destinations. Adding to the overall increase in cost of long distance is the cost of international SMS (or sending text messages), which was introduced to the market in 2007.

Selling, marketing and customer support expenses decreased primarily as a result of lower advertising expenses and a reduction in overall bad debt expense. We have re-evaluated our advertising campaigns and brought a significant portion of the production costs in-house.

The increase in general and administrative expenses is principally a result of legal and professional fees associated with the undersea fiber cable initiative to expand our geographic reach and to address certain local competitive conflicts.

Depreciation expense increased as a result of upgrades, additions and expansion of our network. Amortization increased as a result of the effect of the full years’ expense in 2007 compared with eleven months for 2006.

Performance Measures

In managing our operations and assessing our financial performance in American Samoa, management supplements the information provided by financial statement measures with several customer-focused performance metrics that are internally used to manage our business. The following table contains the key operating data.

	Year Ended December 31,
	2007	2006
Average Revenue per User	$24.20	$27.30
Minutes of Use	38,800,151	38,376,492
Churn	2.5%	3.2%
Number of Customers at Period End	20,362	18,162
Revenue per Employee	$172,423	$157,170

We attribute the decline in average revenue per user, or ARPU, primarily to a reduction in local and long distance rates, which was required to attract new customers and to promote customer loyalty and retention in the face of stiff competition.

We attribute the increase in minutes of use to an increase in the number of subscribers as well as the decrease in local rates, resulting in an increase in volume of calls and minutes. We anticipate that, through effective local and international rate pricing, combined with attractive handset pricing, we will achieve increased usage from our customers.

Churn decreased as a result of our continuing efforts to reduce our bad debt exposure by terminating services of certain past due customers and to extending our deactivation timeline for expired cards to encourage subscribers to continue usage and recharges.

The number of customers has increased as a direct result of our aggressive marketing promotions. This, coupled with attractive local rate reductions and the extension of deactivation timelines of expired cards, has incented new customers to activate and continue service for longer periods of time.

Management also reviews the measure of revenue per employee to evaluate the efficiency of our operations. Revenue per employee is calculated by dividing total revenue, less revenue from reverse toll fees, by the weighted average headcount. Revenue per employee increased significantly mainly resulting from growth from the USF program and the revenue realized from the E-Rate contracts with the DOE, neither of which require significant additional headcount to implement or maintain.

Results of Operations – South and Central America – Telecommunications

Our South and Central America operations – Telecommunications segment is comprised of the operations of Latin Node. Latin Node provides advanced telecommunications services to customers located in, or communicating with people located predominantly in, Latin America and, in some cases, Europe. Latin Node was acquired using the purchase method of accounting. Accordingly, our consolidated financial statements include the results of operations of Latin Node from the date of acquisition, June 28, 2007, through December 31, 2007.

On January 28, 2008, we decided to dispose of our Latin Node operations and began a search for potential buyers. As of the date of this filing, we have not and do not expect our search for a potential buyer of our Latin Node operations to be successful. Latin Node is currently evaluating the best course of action for its customers and suppliers and expects to make a definitive decision on the future of this business during the second quarter. As such, we have included a summary of the operations of Latin Node in this section for the period from the date of acquisition, June 29, 2007, through December 31, 2007, but have not shown comparative results as they would be superfluous. The operations of Latin Node will not be included in this segment in future filings, but will be reported as discontinued operations.

Summary of Financial Results for the Period Ended December 31, 2007

The following table sets forth, for the periods indicated, audited consolidated statements of operations information and information from our audited consolidated statements of operations expressed as a percentage of revenue.

	For the Period from June 29, 2007
	Through December 31, 2007
Revenue	$68,497,304	100.0%
Cost of Revenue	62,612,171	91.4%
Sales, Marketing and Customer Support	2,291,141	3.3%
General and Administrative	7,878,965	11.5%
Portion of Purchase Price Charged Upon Acquisiton of Latin Node	20,626,802	23.5%
Write off of Telecommunications Licenses	2,953,749	4.3%
Depreciation and Amortization	1,393,561	2.0%

Operating Loss	(29,259,084)	(36.1)%
Interest Expense	(964,516)	(1.4)%
Other Income	(152,734)	(0.2)%

Net Income (Loss)	$(30,376,334)	(37.7)%

Revenue

In this operating segment, we derive revenue from telecommunications services by providing voice termination services to wholesale and retail customers using a high capacity Internet protocol network, primarily relying on VoIP technology. To a lesser extent, we offer corporate and residential customers a wide variety of services including broadband telephony, prepaid long distance calling cards, corporate telephony, and PinLess prepaid long distance (similar to long distance calling using a prepaid calling card, but the originating phone number is recognized by our network so no physical card is required).

Costs and Expenses

The cost of revenue for telecommunications services consists predominantly of the per-minute cost incurred to terminate a connection. Depending on the particular termination point, this cost may be charged by another wholesale carrier and/or by the foreign public telegraph and telephone company. Total costs and margins vary depending on the mix of termination points within a particular period however, due to the variable nature of this cost, it generally holds a strong correlation to revenue.

Selling, marketing and customer support expenses include other costs required to operate the business such as sales, marketing and network operations. General and administrative expenses include corporate and back office expenses such as executive costs and accounting.

On September 14, 2007, we engaged in a review of Latin Node’s internal controls and legal compliance procedures within its finance and accounting departments as a part of our acquisition and integration of Latin Node. As a result of this review, certain past payments made to third parties in Central America were identified as having been made in the absence of adequate records and controls for a U.S. public company. We initiated an internal investigation to determine whether any direct or indirect payments by employees of Latin Node or consultants used by Latin Node were made in violation of the FCPA. The internal investigation of the

Foreign Corrupt Practices Act (“FCPA”) matter is being conducted by a Special Committee of our Board of Directors. The Special Committee retained independent legal counsel to assist in the investigation of the FCPA matter.

The preliminary internal investigation revealed certain payments from Latin Node that may have been made in violation of the FCPA. Based on the preliminary results of the internal investigation of the FCPA matter, Latin Node and/or eLandia may be subject to fines and penalties assessed by governmental authorities. We will incur substantial expenses associated with investigating the FCPA matter, responding to government inquiries and other matters arising from the acquisition of Latin Node. In addition, we anticipate a negative impact upon the on-going business of Latin Node from the loss of customers or vendors, as a result of the remedial actions taken by eLandia to address the FCPA matter. As a result of these issues, we recorded an adjustment effective as of June 30, 2007, relating to the reallocation of the $26,818,835 purchase price along with the treatment of certain warrants issued in connection with obtaining debt as part of the acquisition, including a portion of the purchase price charged upon acquisition of Latin Node totaling $20,626,802.

At December 31, 2007, we determined that the value of the telecommunications licenses and agreements acquired in connection with the acquisition of Latin Node should be written off. As such, we charged $2,953,749 to expense in December 2007 representing the unamortized value of the telecommunications licenses and agreements acquired in connection with the acquisition of Latin Node at December 31, 2007.

On January 28, 2008, our Board decided it was in the best interest of our company to dispose of our Latin Node operations and began a search for potential buyers.

Depreciation and amortization is the cost of an asset acquired incurred evenly over the estimated useful life of that asset. Interest expense represents interest charged on debt obligations and capital leases. Other income is comprised of non-operating income and expense items.

Results of Operations - North America, including The Caribbean

Through December 2006, our primary tangible assets within this segment were two wireless telecommunication licenses. In January 2007, we sold our wireless telecommunications license for Bloomington, Illinois. The sales price was $2,750,000. In July 2007, we entered into a Purchase Agreement with Digicel, Inc. for the sale of our wireless telecommunications license for the U.S. Virgin Islands. The negotiated sales price is $1,300,000 and is payable in cash upon closing. Closing of the transaction is subject to, among other things, approval of the FCC. If FCC approval is obtained and all other conditions to closing are satisfied, management anticipates consummation of this transaction in the second quarter of 2008.

Comparison of the Year Ended December 31, 2007 to the Year Ended December 31, 2006

The following table sets forth, for the periods indicated, audited consolidated statements of operations information and information from our audited consolidated statements of operations expressed as a percentage of revenue.

	Year Ended December 31,		Change
	2007	2006	Dollars	Percentage
Revenue	$—	$—	$—
Cost of Revenue	—	—	—
Expenses	6,211,290	3,456,020	2,755,270	79.7%

Operating Loss	(6,211,290)	(3,456,020)	(2,755,270)	(79.7)%
Gain on Sale of Telecommunication License	1,842,875	—	1,842,875	100.0%
Interest, Financing Costs and Other Expenses, Net of Interest Income	(2,952,041)	(284,485)	(2,667,556)	(937.7)%

Loss from Continuing Operations	(7,320,455)	(3,740,505)	(3,579,950)	(95.7)%
Income Tax Expense	(88,458)	—	(88,458)	100.0%
Income (Loss) from Discontinued Operations	1,235,462	(8,188)	1,243,650	15188.7%

Net Loss	$(6,173,451)	$(3,748,693)	$(2,424,758)	(64.7)%

Costs and expenses represent corporate overhead and general and administrative expenses in addition to costs associated with the acquisitions of Datec, AST and Latin Node. The increase in 2007 was primarily a result of infrastructure growth to support the expansion including increased headcount and higher fees for professional services such as legal, accounting, and investor relations.

In January 2007, we closed the sale of our wireless telecommunications license for Bloomington, Illinois. Cash proceeds from the sale amounted to $2.75 million. The one-time gain represents the excess of the proceeds over the costs of acquiring and selling the license.

Interest, financing costs and other expenses increased significantly in 2007 as a result of accrued interest and amortization of deferred financing costs associated with the promissory notes from our majority stockholder.

Liquidity and Capital Resources

Primarily, our sources of funds are revenue from operations and proceeds from the sale of our notes and securities.

Operating Activities. Cash used in continuing operations amounted to $9,952,068 and $2,323,302 during the years ended December 31, 2007 and 2006, respectively. The greater use of cash can be attributed primarily to an increase in net loss from continuing operations and one-time items such as the charge upon acquisition of Latin Node for $20,626,802 and the write-off of telecommunication licenses in the amount of $2,953,749. We have trade payable arrangements with some of our suppliers in connection with the purchase of products from such suppliers. Historically, during the first quarter of a fiscal year, we experience decreases in both our accounts receivables and payables as we collect on our accounts receivable and make payments to vendors from the increased sales activity during the second half of the prior year. However, the credit terms we obtain from our vendors do not necessarily match those we offer our customers causing fluctuations in our operating cash flows. Each of these arrangements may be terminated by either party upon written notice.

Investing Activities. During the year ended December 31, 2007, cash used in investing activities was $32,037,090, compared to cash used in investing activities of $921,456 during the year ended December 31, 2006. The change is predominantly cash spent on acquisitions and related costs in 2007.

Financing Activities. During the year ended December 31, 2007, cash provided by financing activities was $60,429,673, compared to $3,260,265 provided by financing activities in the year ended December 31, 2006. During the year ended December 31, 2007, we received convertible debt proceeds of $27.0 million from financing provided by SIBL and we sold $32.0 million of our Series B convertible preferred stock to SIBL.

As of December 31, 2007, we had working capital of $5,027,320. For the years ended December 31, 2007 and 2006 we incurred net losses of $37,449,685 and $5,120,195, respectively. The 2007 net loss includes a portion of the purchase price charged upon acquisition of Latin Node totaling $20,626,802 and a write-off of telecommunications licenses totaling $2,953,749.

The following table illustrates the principal balance of our contractual obligations and commercial contingent commitments as of December 31, 2007.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long Term Debt	$15,424,323	$10,955,147	$4,250,934	$113,631	$104,611
Long Term Debt - Related Party	30,300,000	—	—	30,300,000	—
Capital Lease Obligations	3,718,164	1,918,125	1,592,045	207,994	—
Lines of Credit	9,888,120	9,888,120	—	—	—
Operating Leases	11,132,648	5,424,017	4,471,757	583,784	653,090

	$70,463,255	$28,185,409	$10,314,736	$31,205,409	$757,701

Historically our principal source of liquidity has been the issuances of equity and debt securities, including preferred stock and convertible promissory notes, to SIBL. Other sources of funds include cash from external financing arrangements, including a revolving line of credit facility of up to $5 million from ANZ Finance American Samoa, Inc., a Secured Non-Convertible Revolving Note of up to $7.5 million from Laurus Master Fund, Ltd. (“Laurus”), various lines of credit with multiple local banks in South and Central America and trade payable financing provided by our principal supplier. We purchase a significant portion of our products from Cisco pursuant to a systems integrator agreement and several supporting agreements. These agreements are non-exclusive and may be terminated by Cisco for any reason on 45-days written notice. In addition, Cisco may immediately terminate these agreements on certain conditions. Any termination by Cisco of one or more of our agreements or any significant deterioration in our relationship with Cisco could significantly reduce the availability to us of the products that we offer for sale and would have a material adverse effect on our results of operations, business and prospects.

AST is obligated under a Loan Agreement with ANZ Finance American Samoa, Inc. and ANZ America Samoa Bank (jointly, “ANZ”), for $5,800,000. Of this amount, $800,000 is in the form of a term loan and $5,000,000 is in the form of a revolving loan. The revolving loan was originally due on October 30, 2007, but was subsequently extended to March 31, 2008, however we have not repaid this amount, nor has ANZ initiated a demand for repayment. The term loan is due on October 30, 2015. AST has pledged all of its assets to secure this obligation. We believe that the FCPA matter may have resulted in a breach of our covenants with ANZ thereby making the loan callable. We cannot provide any assurance that ANZ will not make an immediate demand for repayment of this loan. Accordingly, the amounts due to ANZ are included as liabilities of discontinued operations which are classified as current liabilities on the accompanying consolidated balance sheets. We have requested another extension of the revolving loan. While ANZ has not issued a formal written extension, ANZ has also not called the loan.

On February 16, 2007, we entered into a Convertible Note Purchase with SIBL, an affiliate of SVCH, pursuant to which we issued a Convertible Promissory Note in the amount of $25.3 million and a warrant granting SIBL, and its assigns, the right to purchase up to 1,518,000 shares of common stock at $5.00 per share exercisable for a period of 7 years. The note has a four year term, with all principal being due and payable at maturity, and bears interest at an annual rate of 10%, accruing from issuance and payable on the 24-month anniversary of the date of the note and then quarterly thereafter. We used the proceeds of this note (i) to provide bridge financing to, and to acquire a controlling interest in Latin Node; (ii) to refinance $3,300,000 of principal under a previously outstanding note payable to SIBL; and (iii) for general working capital purposes. The note is secured by a pledge of all of the shares of capital stock of Latin Node held by us at any time.

On June 25, 2007, we closed on a second Convertible Note Purchase Agreement with SIBL, pursuant to which we issued a Convertible Promissory Note in the amount of $5.0 million and a warrant granting SIBL, and its assigns, the right to purchase up to 300,000 shares of common stock at $5.00 per share. The note has a four year term, with all principal being due and payable at maturity, and bears interest at an annual rate of 10%, accruing from issuance and payable on the 24-month anniversary of the date of the note and then quarterly thereafter. We used the proceeds solely to fund the operations of Latin Node. The note is secured by a pledge of all of the shares of capital stock of Latin Node held by us at any time.

On June 29, 2007, our 80% owned subsidiary, Latin Node consummated a $13.0 million debt financing transaction with Laurus. Laurus extended financing to Latin Node in the form of a $7.5 million revolving credit facility which has a three year term and accrues interest at a rate equal to the Wall Street Journal Prime rate plus 2.5% per annum, subject to a floor of 10.0%, and a $5.5 million secured note which also has a three year term and accrues interest at a rate equal to the Wall Street Journal Prime rate plus 3.5% per annum, subject to a floor of 11.0%. Pursuant to the terms of a Security Agreement and a Guaranty executed in connection with this financing, eLandia provided an unsecured guarantee of all present and future obligations and liabilities of Latin Node to Laurus.

Pursuant to the terms of an Assignment Agreement dated February 29, 2008, we assumed from Laurus all of its rights in the Security Agreement, the promissory notes, guaranty, equity pledge agreements and other loan and security documents executed in connection with the loan to Latin Node. In consideration for the assignment of the documents evidencing the loan to Latin Node, we paid Laurus an aggregate amount of $6,965,456 representing the sum of (a) the unpaid principal balance of, and accrued interest on, the loan to Latin Node and (b) unpaid fees due to Laurus pursuant to the loan documents.

In July 2007, we entered into a purchase agreement for the sale of our wireless telecommunications license for the U.S. Virgin Islands. The negotiated sales price is $1,300,000 and is payable in cash upon closing. Closing of the transaction is subject to, among other things, approval of the FCC. If FCC approval is obtained and all other conditions to closing are satisfied, management anticipates consummating this transaction in the second quarter of 2008.

Effective November 21, 2007, we entered into a Preferred Stock Purchase Agreement with SIBL, pursuant to which SIBL has agreed to purchase, for an aggregate purchase price of $35,000,000 (i) up to 5,185,185 shares of our Series B Convertible Preferred Stock; and (ii) warrants granting to SIBL, and/or its assigns, the right to purchase up to 3,638,000 shares of our common stock. During the fourth quarter of 2007, SIBL purchased 4,740,741 shares of our Series B Preferred Stock at $6.75 per share resulting in net proceeds of $29,316,769 (gross proceeds of $32,000,000 less of offering costs of $2,683,231). The terms under the purchase agreement specify that we may not execute a financing or equity transaction with any other third party on terms more favorable than those offered to SIBL. In addition, we are required to use any proceeds received from the sale of companies located in the South Pacific to pay down the convertible long-term debt due to SIBL.

Effective February 20, 2008, SIBL and eLandia entered into a Preferred Stock Purchase Agreement pursuant to which SIBL agreed to purchase, for an aggregate purchase price of $40 million, (i) 5,925,926 shares of our Series B Convertible Preferred Stock, and (ii) warrants to purchase an aggregate of 4,158,000 shares of common stock. Of this amount, $8 million was used to fund the repayment of a third party lender and to provide working capital. The balance of $32 million is being paid in 8 weekly installments of $4 million each, which began in April 2008.

SIBL also agreed, subject to various conditions, to purchase an additional $20 million of Series B Preferred Stock in early 2009 which amount has been reduced by $4.2 million and may be reduced by an additional $800,000. This additional funding obligation is subject to reduction, on a dollar for dollar basis, by the amount of any third party equity investments obtained by us prior to December 31, 2008. Elandia and SIBL have agreed to execute and deliver a bridge loan agreement pursuant to which SIBL would make one or more loans to us up to a maximum aggregate amount not exceeding $40 million. This bridge loan will be reduced by the net proceeds received from the sale of certain of our assets in the South Pacific.

In all cases, the agreements by SIBL to purchase securities and make loans are subject to a number of conditions. There is no assurance that SIBL will continue to fund us or that the amount, timing and duration of the funding will be adequate to sustain our business operations.

Management believes that our current level of working capital at December 31, 2007, the funds we have raised and will have available through the facilities provided and to be provided by SIBL will enable us to complete the proposed acquisition of Transistemas and sustain operations through at least December 31, 2008. However, there can be no assurance that the plans and actions proposed by management will be successful or that unforeseen circumstances will not require us to seek additional funding sources in the future or effectuate plans to conserve liquidity in the event additional sources of funds are needed or may not be available on acceptable terms, if at all. In addition, if we are not able to meet the funding conditions imposed by SIBL, we are not able to sell our assets or these sources of revenue do not generate sufficient capital to fund operations, we will need to identify other sources of capital and/or we may be required to modify our business plan. At this time, we have not identified other sources of capital. Our ability to seek additional debt and equity financing may be limited by our existing and future financing arrangements and/or economic and financial conditions. In particular, certain of our agreements with SIBL restrict our ability to incur additional indebtedness and issue additional securities. We cannot assure you that any reductions in additional debt or equity financing would be available on terms acceptable to us, if at all.

Off-Balance Sheet Arrangements

We lease certain network sites, office and warehouse space as well as machinery, vehicles, data processing and other equipment under lease agreements that expire at various dates through March 2019. Certain leases have renewal options at reduced rates and provisions requiring us to pay maintenance, property taxes and insurance. Generally, all rental payments are fixed. For the years ended December 31, 2007 and 2006, the rent expense for all operating leases was $1,879,923 and $996,113, respectively. Future minimum commitments on the above agreements are as follows:

For the Year Ending December 31,	Related Party*	Non-Related Party	Total
2008	739,724	4,684,293	$5,424,017
2009	830,775	2,431,668	3,262,443
2010	308,960	900,354	1,209,314
2011	130,618	190,876	321,494
2012	130,618	131,671	262,289
Thereafter	653,090	0	653,090
Total	$2,793,785	$8,338,862	$11,132,647

Impact of Inflation and Changing Prices

We prepared the financial statements and related financial data presented herein in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Increased operating costs are the primary impact of inflation on our operations.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS 157 on our future consolidated financial position, results of operations and cash flows and has not yet determined such effects.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 159. We are currently evaluating the expected effect of SFAS 159 on our consolidated financial statements and are not yet in a position to determine such effects.

In December 2007, the SEC staff issued Staff Accounting Bulletin 110 (“SAB 110”), “Share-Based Payment,” which amends SAB 107, “Share-Based Payment,” to permit public companies, under certain circumstances, to use the simplified method in SAB 107 for employee option grants after December 31, 2007. Use of the simplified method after December 2007 is permitted only for companies whose historical data about their employees’ exercise behavior does not provide a reasonable basis for estimating the expected term of the options. The adoption of this pronouncement is not expected to have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained non-controlling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, we would be required to report any non-controlling interests as a separate component of stockholders’ equity. We would also be required to present any net income allocable to non-controlling interests and net income attributable to our stockholders separately in our statements of operations. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 will have an impact on the presentation and disclosure of the non-controlling interests of any non wholly-owned businesses acquired in the future.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 gives financial statement users better information about the reporting entity’s hedges by requiring qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently assessing the impact of SFAS 161 on our financial position and results of operation.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Stockholders

of eLandia International Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of eLandia International Inc. and Subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eLandia International, Inc. and Subsidiaries, as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles.

Melville, New York

May 16, 2008

eLandia International Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2007	2006
ASSETS
Current Assets
Cash and Cash Equivalents	$20,814,109	$412,067
Accounts Receivable, Net	51,790,734	5,291,725
Other Receivables	—	74,523
Inventories, Net	15,074,559	3,505,717
Prepaid Expenses and Other Current Assets	4,296,983	823,378
Deposits with Suppliers and Subcontractors	5,494,119	—
Assets Held for Sale	2,859,693	2,286,374
Deferred Tax Asset – Current Portion	1,162,347	649,210

Total Current Assets	101,492,544	13,042,994
Property, Plant and Equipment, Net	11,893,506	3,320,960
Deferred Tax Asset	56,905	114,378
Customer Lists, Net	9,094,289	1,791,102
Contract Rights, Net	5,369,044	2,536,466
Trade Names, Net	1,944,583	—
Goodwill	10,721,960	10,728,849
Deferred Financing Costs, Net	3,064,828	—
Assets Held for Sale - Long-Term	10,868,833	11,077,484
VAT Receivable	2,260,000
Other Assets	2,232,158	—

Total Assets	$158,998,650	$42,612,233

The accompanying notes are an integral part of these consolidated financial statements.

eLandia International Inc. and Subsidiaries

Consolidated Balance Sheets

(Continued)

	December 31,
	2007	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$42,213,487	$4,899,055
Accrued Expenses	15,680,080	3,704,137
Lines of Credit	9,888,121	657,281
Long-Term Debt - Current Portion (Net of Discount of $49,982 at December 31, 2007)	10,905,165	—
Capital Lease Obligations - Current Portion	1,517,102	136,239
Income Taxes Payable	97,801	839,653
Customer Deposits	4,555,032	—
Deferred Revenue	2,298,688	454,797
Deferred Gain on Sale Leaseback – Related Party - Current Portion	277,227	336,716
Liabilities of Discontinued Operations (Including $5,523,079 under Credit Facilities and Long-Term Debt due on Demand at December 31, 2007)	8,243,108	6,776,316
Other Current Liabilities	789,413	—

Total Current Liabilities	96,465,224	17,804,194

Long-Term Liabilities
Long-Term Debt, Net of Current Portion (Net of Discount of $149,947 at December 31, 2007)	4,319,229	—
Long-Term Debt - Convertible - Related Party (Net of Discount of $3,531,223 and $-0- at December 31, 2007 and 2006, Respectively)	26,768,777	3,300,000
Capital Lease Obligations, Net of Current Portion	998,114	36,911
Accrued Interest - Related Party	2,594,775	—
Deferred Gain on Sale Leaseback - Related Party, Net of Current Portion	321,746	598,973
Minority Interest Purchase Price Obligations	7,815,693	—
Liabilities of Discontinued Operations	1,565,550	800,416
Other Long-Term Liabilities	—	517,475

Total Long-Term Liabilities	44,383,884	5,253,775

Total Liabilities	140,849,108	23,057,969

Commitments and Contingencies

Minority Interest	1,339,647	1,335,920

Stockholders’ Equity
Preferred Stock, $0.00001 Par Value; 35,000,000 Shares Authorized; 4,740,741 and -0- Shares Issued and Outstanding at December 31, 2007 and 2006, Respectively
Series A Convertible Preferred Stock, $0.00001 Par Value; 6,500,000 Shares Authorized; -0- Shares Issued and Outstanding at December 31, 2007 and 2006	—	—
Series B Convertible Preferred Stock, $0.00001 Par Value; 5,185,185 Shares Authorized; 4,740,741 and -0- Shares Issued and Outstanding at December 31, 2007 and 2006, Respectively. Liquidation Preference of $32,000,000	29,316,769	—
Common Stock, $0.00001 Par Value; 50,000,000 Shares Authorized; 17,029,315 and 13,114,315 Shares Issued at December 31, 2007 and 2006, Respectively, and 17,029,315 and 13,060,314 Shares Outstanding at December 31, 2007 and 2006, Respectively	170	130
Additional Paid-In Capital	48,668,422	41,562,041
Accumulated Deficit	(61,148,460)	(23,698,775)
Accumulated Other Comprehensive Income (Loss)	(27,006)	354,948

Total Stockholders’ Equity	16,809,895	18,218,344

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$158,998,650	$42,612,233

The accompanying notes are an integral part of these consolidated financial statements.

eLandia International Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Year Ended December 31,
	2007	2006
REVENUE
Telecommunications Services	$68,497,304	$—
Product Sales (Includes $21,342,926 and $17,368,525 for the Years Ended December 31, 2007 and 2006, Respectively, from a Consolidated Subsidiary in Which the Company Owns a 50% Interest).	45,202,903	22,336,447
Information Technology Solutions (Includes $12,988,640 and $10,768,814 for the Years Ended December 31, 2007 and 2006, Respectively, from a Consolidated Subsidiary in Which the Company Owns a 50% Interest).	28,950,789	15,825,241

Total Revenue	142,650,996	38,161,688

COSTS AND EXPENSES
Cost of Revenue – Telecommunications Services (Excluding Amortization of Intangibles)	62,612,171	—
Cost of Revenue – Product Sales (Excluding Amortization of Intangibles)	38,939,849	18,125,686
Cost of Revenue – Information Technology Solutions (Excluding Amortization of Intangibles)	11,285,787	1,861,784
Sales, Marketing and Customer Support	12,893,311	8,013,562
General and Administrative	22,382,705	11,166,473
Portion of Purchase Price Charged Upon Acquisition of Latin Node	20,626,802	—
Write Off of Telecommunications Licenses	2,953,749	—
Depreciation and Amortization	3,268,217	1,365,353
Amortization – Intangible Assets	2,046,811	1,238,432

Total Operating Expenses	177,009,402	41,771,290

LOSS FROM OPERATIONS	(34,358,406)	(3,609,602)
OTHER (EXPENSE) INCOME
Interest Expense and Other Financing Costs (Including $4,200,728 and $155,185 for the Years Ended December 31, 2007 and 2006, Respectively, to a Related Party)	(5,085,638)	(506,772)
Interest Income	620,340	—
Other Income	(310,958)	24,112
Gain on Sale Leaseback - Related Party	336,718	326,454
Gain on Sale of Telecommunications License	1,842,875	—
Foreign Exchange Transaction Gain	149,986	442,579

Total Other (Expense) Income	(2,446,677)	286,373

NET LOSS BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST	(36,805,083)	(3,323,229)
Income Tax Expense	(795,907)	(1,079,490)
Minority Interest in Net Profit After Tax	(1,084,158)	(1,201,744)

LOSS FROM CONTINUING OPERATIONS, NET OF INCOME TAXES	(38,685,148)	(5,604,463)
INCOME FROM DISCONTINUED OPERATIONS	1,235,463	484,268

NET LOSS	$(37,449,685)	$(5,120,195)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED
Continuing Operations	$(2.82)	$(0.45)
Discontinued Operations	0.09	0.04

Net Loss per Common Share	$(2.73)	$(0.41)

Weighted Average Number of Common Shares Outstanding, Basic and Diluted	13,713,684	12,579,198

OTHER COMPREHENSIVE LOSS, NET OF TAX
Net Loss	$(37,449,685)	$(5,120,195)
Foreign Currency Translation Adjustment	(381,954)	354,948

Comprehensive Loss	$(37,831,639)	$(4,765,247)

The accompanying notes are an integral part of these consolidated financial statements.

eLandia International Inc. and Subsidiaries

Consolidated Statement of Stockholders’ (Deficiency) Equity

	Preferred Stock - Series A $0.00001 Par Value		Preferred Stock - Series B $0.00001 Par Value		Common Stock $0.00001 Par Value		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ (Deficiency) Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE - January 1, 2006	—	$—	—	$—	4,725,462	$47	$5,314,134	$(17,828,587)	$—	$(12,514,406)
Recapitalization of predecessor deficit upon emergence from bankruptcy	—	—	—	—	—	—	—	(749,993)	—	(749,993)

Exchange of common stock with SVCH to effect common control merger of AST and for recaptivation of minority interest through January 31, 2006	—	—	—	—	2,739,008	27	1,928,783	—	—	1,928,810
Issuance of common stock for acquisition of the minority interest in AST	—	—	—	—	1,486,718	15	5,541,593	—	—	5,541,608
Issuance of common stock for acquisition of Datec’s subsidiaries	—	—	—	—	4,085,126	41	15,320,210	—	—	15,320,251
Contribution of debt to capital from SVCH	—	—	—	—	—	—	13,357,886	—	—	13,357,886

Issuance of common stock to directors for services	—	—	—	—	24,000	—	100,000	—	—	100,000
Share repurchase payment	—	—	—	—	—	—	(565)	—	—	(565)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	354,948	354,948
Net loss	—	—	—	—	—	—	—	(5,120,195)	—	(5,120,195)

BALANCE- December 31, 2006	—	—	—	—	13,060,314	130	41,562,041	(23,698,775)	354,948	18,218,344

Issuance of common stock to directors for services	—	—	—	—	27,000	—	112,590	—	—	112,590
Issuance of common stock to officer for services	—	—	—	—	54,001	1	225,184	—	—	225,185
Fair value of warrants issued to majority stockholder in connection with $25.3 million convertible promissory note	—	—	—	—	—	—	4,190,690	—	—	4,190,690
Fair value of warrants issued to majority stockholder in connection with $5.0 million convertible promissory note	—	—	—	—	—	—	857,461	—	—	857,461
Issuance of common stock in connection with acquisition of Latin Node	—	—	—	—	375,000	4	1,563,746	—	—	1,563,750
Fair value of warrants issued to majority stockholder in connection with $13.0 million debt financing	—	—	—	—	—	—	83,809	—	—	83,809

Issuance of common stock upon exercise of warrants	—	—	—	—	3,513,000	35	3,478	—	—	3,513
Issuance of preferred stock - Series B	—	—	4,740,741	29,316,769	—	—	—	—	—	29,316,769
Stock based compensation	—	—	—	—	—	—	69,423	—	—	69,423
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(381,954)	(381,954)
Net loss	—	—	—	—	—	—	—	(37,449,685)	—	(37,449,685)

BALANCE — December 31, 2007	—	$—	4,740,741	$29,316,769	17,029,315	$170	$48,668,422	$(61,148,460)	$(27,006)	$16,809,895

The accompanying notes are an integral part of these consolidated financial statements.

eLandia International Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss from Continuing Operations	$(38,685,148)	$(5,604,463)

Adjustments to Reconcile Net Loss from Continuing Operations to Net Cash Used in Operating Activities:
Depreciation and Amortization	3,268,217	1,338,636
Amortization — Intangible Assets	2,046,811	1,238,432
Amortization of Deferred Financing Costs and Discount on Long-Term Debt	1,685,603	—
Stock Based Compensation	407,198	100,000
Deferred Income Taxes	(455,664)	—
Gain on Extinguishment of Convertible Promissory Note — Related Party	(103,232)	—
Minority Interest in Net Income	1,084,158	1,201,744
Gain on Sale of Telecommunications License	(1,842,875)	—
Portion of Purchase Price Charged Upon Acquisition of Latin Node	20,626,802	—
Write Off of Telecommunications Licenses	2,953,749	—
Change in Fair Value of Derivative Warrant Liability	(240,446)	—
Provision for Doubtful Accounts	2,405,442	1,016,375
Foreign Currency Transaction Exchange Gain	(149,986)	(442,579)
Gain on Sale Leaseback — Related Party	(336,718)	(326,454)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(11,744,840)	1,108,798
Other Receivables	74,523	—
Inventories	1,968,822	(180,777)
Prepaid Expenses and Other Current Assets	6,895,797	2,428,478
Deposits with Suppliers	(4,423,390)	—
Other Assets	954,747	—
Accounts Payable	1,673,628	(7,741,106)
Accrued Expenses	146,550	4,266,744
Income Taxes Payable	(741,852)	(912,725)
Customer Deposits	(825,595)	—
Deferred Revenue	1,221,617	185,595
Accrued Interest on Convertible Promissory Note — Related Party	2,594,775	—
Other Liabilities	(410,761)	—

TOTAL ADJUSTMENTS	28,733,080	3,281,161

CASH USED IN OPERATING ACTIVITIES	(9,952,068)	(2,323,302)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Acquired in Business Acquisitions	19,717,927	252,153
Transaction Costs Incurred — Datec	—	(504,544)
Cash Paid for Acquisition, Including Transaction Costs — Latin Node	(716,677)	—
Notes Receivable — Latin Node	(24,538,408)	—
Cash Paid for Acquisition, Including Transaction Costs — Desca	(21,682,702)	—
Note Receivable — Desca	(5,000,000)	—
Acquisition of Telecommunications License	—	(165,000)
Proceeds from Sale of Telecommunications License, Net of Selling Expenses	2,630,272	—
Purchases of Property and Equipment	(2,447,502)	(504,065)

CASH USED IN INVESTING ACTIVITIES	(32,037,090)	(921,456)

The accompanying notes are an integral part of these consolidated financial statements.

eLandia International Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Continued)

	For the Year Ended December 31,
	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Line of Credit, Net	2,558,425	655,743
Proceeds from Long-Term Debt	6,041,910	—
Financing Costs Paid – Long-Term Debt	(885,943)	—
Principal Payments of Long-Term Debt	(269,819)	—
Principal Payments on Capital Leases	(453,343)	—
Proceeds from Convertible Promissory Note — Related Party	27,000,000	3,300,000
Financing Costs Paid — Convertible Promissory Note – Related Party	(2,120,000)	—
Proceeds from Sale of Series B Preferred Stock	26,500,000	—
Proceeds from Secured Promissory Note - Related Party	5,500,000	—
Issuance Costs Paid — Series B Preferred Stock	(2,683,231)	—
Issuance of Common Stock Upon Exercise of Warrants	3,513	—
Dividends Paid to Minority Interest Holders	(761,839)	(695,478)

CASH PROVIDED BY FINANCING ACTIVITIES	60,429,673	3,260,265
CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating Cash Flows	790,362	(1,230,738)
Investing Cash Flows	(1,006,802)	(965,937)
Financing Cash Flows	2,531,764	2,582,929

NET CASH PROVIDED BY DISCONTINUED OPERATIONS	2,315,324	386,254

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(353,797)	2,279

NET INCREASE IN CASH	20,402,042	404,040
CASH — Beginning	412,067	8,027

CASH — Ending	$20,814,109	$412,067

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid During the Periods For:
Interest	$751,317	$71,532
Taxes	$621,728	$63,228
Acquisition of Operating Subsidiaries: Datec Group, Ltd.:
Total Current Assets	$—	$12,158,779
Property and Equipment	—	3,624,999
Other Assets	—	774,121
Current Liabilities	—	(12,061,233)
Taxes Payable	—	(1,752,378)
Long-Term Liabilities	—	(1,645,411)
Minority Interest	—	(805,937)
Goodwill Recognized in Business Acquisition	—	10,916,899
Customer Lists	—	2,061,000
Contract Rights	—	3,505,000
Non-Cash Consideration — Common Stock	—	(15,320,251)

Cash Paid for Acquisition, Including Transaction Expenses	$—	$1,455,588

Acquisition of Latin Node, Inc.:
Total Current Assets	$14,358,218	$—
Property and Equipment	4,161,935	—
Other Assets	1,469,329	—
Current Liabilities	(15,412,734)	—
Long-Term Liabilities	(773,858)	—
Portion of Purchase Price Charged Upon Acquisition of Latin Node	20,626,802	—
Telecommunications Licenses and Agreements	3,286,000	—
Minority Interest Purchase Price Obligation	(896,857)	—
Non-Cash Consideration — Common Stock	(1,563,750)	—

Purchase Price of Acquisition, Including Transaction Expenses	25,255,085	—
Conversion of Notes Receivable	(24,538,408)	—

Cash Paid for Acquisition	$716,677	$—

The accompanying notes are an integral part of these consolidated financial statements.

eLandia International Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Continued)

	For the Year Ended December 31,
	2007	2006
Acquisition of Desca Holding, LLC.:
Total Current Assets	$67,497,137	$—
Property, Plant and Equipment	4,507,014	—
Other Assets	3,977,576	—
Current Liabilities	(55,891,421)	—
Long-Term Liabilities	(283,673)	—
Customer base	7,794,907	—
Contract rights	4,000,000	—
Trade names	2,000,000	—
Minority Interest Purchase Obligation	(6,918,838)	—

Purchase Price of Acquisition, Including Transaction Expenses	26,682,702	—
Conversion of Note Receivable	(5,000,000)	—

Cash Paid for Acquisition	$21,682,702	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of Equipment with Issuance of Note Payable and Capital Leases	$724,312	$558,228
Fair Market Value of Warrants Granted in Connection with Convertible Promissory Notes and Long-Term Debt	$5,131,960	$—
Conversion of Notes Receivable to Investment in Latin Node	$24,538,408	$—
Conversion of Secured Promissory Note to Series B Preferred Stock	$5,500,000	$—
Common Stock Issued for Acquisition of Latin Node	$1,563,750	$—
Conversion of Note Receivable to Investment in Desca	$5,000,000	$—
Contribution of Debt to Capital from SVCH	$—	$13,357,886

The accompanying notes are an integral part of these consolidated financial statements.

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

NOTE 1—Organization and Business

eLandia International Inc., formerly known as eLandia, Inc. (“eLandia,” “Company,” “we,” “us,” and/or “our”), was organized on July 27, 2001 as a Delaware corporation under the name Centra Industries, Inc. Originally, eLandia served as a holding company for its subsidiaries in the communications industry and the underground boring and construction business, inclusive of its main operating subsidiary, Midwest Cable Communications of Arkansas, Inc. (“Midwest”).

From August 1, 2003 through September 13, 2004, eLandia and Midwest operated its business and managed its assets in the ordinary course as debtor-in-possession. By order dated September 14, 2004 (the “Confirmation Date”), the Bankruptcy Court confirmed the Joint Plan of Reorganization of eLandia and Midwest (the “Plan”). Accordingly, on September 14, 2004, eLandia emerged from bankruptcy. Pursuant to the Plan, eLandia cancelled all then outstanding shares of its common stock, issued 108,000 new shares of common stock and paid $110,000 to its unsecured creditors. Also, under the Plan, Stanford Venture Capital Holdings, Inc. (“SVCH”), eLandia’s debtor-in-possession lender, converted approximately $2,600,000 of its secured claims into 2,038,500 shares of common stock and warrants to purchase 1,876,500 shares of common stock.

We provide professional information technology (“IT”) and telecommunications services and sales of related products. We have made a series of acquisitions more fully described in Note 5 and, after giving effect to certain discontinued operations more fully described in Note 6, currently conduct operations in South and Central America and various regions in the Pacific including Papua New Guinea, Fiji and other Pacific Island nations.

NOTE 2—Acquisition Contingencies, Restatement of Previously Filed Financial Statements and Latin Node Management Restructuring

Subsequent to the filing of our unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2007 and 2006 filed with the SEC on August 20, 2007, information was discovered that suggested possible misstatements in connection with the recording of the acquisition of Latin Node, Inc. and subsidiaries (“Latin Node”) on June 28, 2007.

As disclosed in our Current Report on Form 8-K/A filed with the SEC on September 14, 2007, we engaged in a review of Latin Node’s internal controls and legal compliance procedures within its finance and accounting department as a part of our acquisition and integration of Latin Node. As a result of this review, certain past payments in Central America were identified as having been made in the absence of adequate records and controls for a U.S. public company. We have initiated an internal investigation to determine whether any direct or indirect payments by Latin Node prior and subsequent to its acquisition by us were made in violation of the Foreign Corrupt Practices Act (“FCPA”). The internal investigation of the FCPA matter is being conducted by a Special Committee of the Board of Directors. The Special Committee has retained independent legal counsel to assist in the investigation of the FCPA matter.

The internal investigation has preliminarily revealed that certain payments from Latin Node were made in violation of the FCPA. Based on these preliminary results, Latin Node and/or eLandia may be subject to fines and penalties assessed by governmental authorities, and will incur substantial expenses associated with investigating the FCPA matter, responding to government inquiries and other matters arising from the acquisition of Latin Node. The adjustment, which has been recorded effectively as of June 30, 2007, relates to the reallocation of the $26,818,835 purchase price along with the revaluation of certain warrants issued in connection with obtaining debt as part of the acquisition. We conducted a valuation of the acquired business of Latin Node, including the assets acquired and the liabilities assumed in order to evaluate whether the purchase price paid for Latin Node represented fair value. This valuation considered the alleged misrepresentations by the sellers about the FCPA matter, as well as the financial impact of the Latin Node management restructuring undertaken as a result of the investigation. We determined that the $26.8 million purchase price was approximately $20.6 million in excess of the fair value of the net assets acquired from Latin Node mostly due to the cost of the FCPA investigation, the resulting fines and penalties to which it may be subject, the termination of Latin Node’s senior management, and the loss of business. Therefore, we allocated approximately $20.6 million of the purchase price as a direct charge to operations during the quarter ended June 30, 2007.

Effective November 19, 2007, the Board of Directors of Latin Node terminated the employment of the Chief Executive Officer of Latin Node and certain other members of senior management. These terminations are part of a restructuring of the senior management of Latin Node.

The internal investigation of the FCPA matter has not been completed, and accordingly, there is no assurance that additional adjustments will not be necessary and that such adjustments, which could include further reductions in the carrying values of Latin Node’s assets, will not be material.

The effect of the restatement on our previously issued unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2007 is as follows:

	Restated Balance Sheet as of June 30, 2007
	As Reported	Adjustments	Restated
ASSETS
Total Current Assets	$29,306,238	2,095,600	$31,401,838
Telecommunications Licenses and Agreements	2,344,000	1,286,000	3,630,000
Deferred Financing Costs	3,656,255	149,052	3,805,307
Goodwill	35,431,661	(22,576,961)	12,854,700
Other Long-Term Assets	20,075,936		20,075,936

TOTAL ASSETS	$90,814,090	$(19,046,309)	$71,767,781

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total Current Liabilities	$32,633,880		$32,633,880

Warrant Liability	1,072,887	(832,441)	240,446
Minority Interest Purchase Price Obligation—Latin Node	4,003,824	(3,106,967)	896,857
Notes Payable, Net of Discount	4,429,100	981,493	5,410,593
Other Long-Term Liabilities	28,609,269		28,609,269

Total Long-Term Liabilities	38,115,080	(2,957,915)	35,157,165

Total Liabilities	70,748,960	(2,957,915)	67,791,045

Minority Interest	1,127,216		1,127,216

Accumulated Deficit	(25,378,936)	(20,626,802)	(46,005,738)
Other Stockholders’ Equity	44,316,850	4,538,408	48,855,258

Total Stockholders’ Equity	18,937,914	(16,088,394)	2,849,520

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$90,814,090	$(19,046,309)	$71,767,781

	Restated Statements of Operations
	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
Revenue	$15,240,632		$15,240,632	$28,842,297		$28,842,297

Cost of Revenue	8,314,323		8,314,323	15,272,073		15,272,073
Selling, Marketing and Customer Support	2,472,379		2,472,379	4,976,115		4,976,115
General & Administrative	4,083,681		4,083,681	7,782,841		7,782,841
Portion of Purchase Price Charged upon Acquisition of Latin Node	—	20,626,802	20,626,802	—	20,626,802	20,626,802
Depreciation and Amortization	707,058		707,058	1,360,307		1,360,307
Amortization of Intangible Assets	444,767		444,767	889,534		889,534

Total Costs and Expenses	16,022,208	20,626,802	36,649,010	30,280,870	20,626,802	50,907,672

Operating Loss	(781,576)	(20,626,802)	(21,408,378)	(1,438,573)	(20,626,802)	(22,065,375)
Other Expense	(1,174,596)		(1,174,596)	(264,380)		(264,380)

Net Loss from Continuing Operations	(1,956,172)	(20,626,802)	(22,582,974)	(1,702,953)	(20,626,802)	(22,329,755)
Income from Discontinued Operations	12,116		12,116	22,792		22,792

Net Loss	$(1,944,056)	$(20,626,082)	$(22,570,858)	$(1,680,161)	$(20,626,802)	$(22,306,963)

Net Loss per Share	$(0.15)		$(1.72)	$(0.13)		$(1.70)
Weighted Average Basic and Diluted Shares Outstanding	13,093,149		13,093,149	13,090,248		13,090,248

As a result of the investigation, we also discovered that one of Latin Node’s primary vendors has disputed the amounts owed to it by Latin Node, claiming that it was underpaid by approximately $4.4 million. This vendor accounted for approximately 16.1% of Latin Node’s 2007 cost of sales and has terminated its contract with Latin Node effective as of November 2, 2007. Latin Node has identified and is currently obtaining services from other vendors that are providing it with substantially similar services. We are currently reviewing the basis for this claim and we intend to vigorously defend any legal claim that may arise from these disputed amounts. We have recorded a $1,500,000 reserve in the accompanying consolidated financial statements related to the possible outcome of this matter.

NOTE 3—Liquidity, Financial Condition and Management’s Plans

We incurred a $38,685,148 loss from continuing operations and used $9,952,068 of cash in continuing operations for the year ended December 31, 2007. We have $5,027,320 of working capital and a $61,148,460 accumulated deficit as of December 31, 2007. Our net loss includes an aggregate of $31,349,058 of non-cash charges principally consisting of $20,626,802 for a portion of the purchase price charged upon the acquisition of Latin Node, $2,953,749 for the write-off of Latin Node’s telecommunications licenses, $1,685,603 of amortization for deferred financing costs and discounts on notes payable included in interest expense, $3,268,217 of depreciation and amortization and $407,198 of stock based compensation.

As described more fully in Note 6, our subsidiary AST Telecom, LLC (“AST”), is obligated under a Loan Agreement with ANZ Finance American Samoa, Inc. and ANZ America Samoa Bank (jointly, “ANZ”), for $5,800,000. Of this amount, $800,000 is in the form of a term loan and $5,000,000 is in the form of a revolving loan. The revolving loan was originally due on October 30, 2007, but was subsequently extended to March 31, 2008. However we have not repaid this amount, nor has ANZ initiated a demand for repayment of the revolving loan. While ANZ has not issued a formal written extension, ANZ has also not called the loan. The term loan is due on October 30, 2015. AST has pledged all of its assets to secure this obligation. We also believe that the FCPA matter may have resulted in a breach of our covenants with ANZ thereby making the loan callable. We cannot provide any assurance that ANZ will not make an immediate demand for repayment of this loan. Accordingly, the amounts due to ANZ included as liabilities of discontinued operations are classified as current liabilities on the accompanying consolidated balance sheets.

In July 2007, we entered into an agreement to sell our U.S. Virgin Islands wireless telecommunications license (Note 13) for $1,300,000 payable in cash upon closing. Closing of this transaction is subject to, among other things, approval of the Federal Communications Commission (“FCC”). If FCC approval is obtained and all other conditions to closing are satisfied, management anticipates that this transaction would be consummated in the second quarter of 2008.

As described in Note 19, effective November 21, 2007, we entered into a Preferred Stock Purchase Agreement with Stanford International Bank Ltd. (“SIBL”), pursuant to which SIBL has agreed to purchase, for an aggregate purchase price of $35,000,000 (i) up to 5,185,185 shares of our Series B Convertible Preferred Stock (the “Series B Preferred Stock”); and (ii) warrants granting to SIBL, and/or its assigns, the right to purchase up to 3,638,000 shares of our common stock. During the fourth quarter of 2007, SIBL purchased 4,740,741 shares of our Series B Preferred Stock at $6.75 per share resulting in net proceeds of $29,316,769 (gross proceeds of $32,000,000 less of offering costs of $2,683,231). The terms under the agreement specify that we may not execute a financing or equity transaction with any other third party on terms more favorable than those offered to SIBL. In addition, we are required to use any proceeds received from the sale of companies located in the South Pacific to pay down the convertible long-term debt due to SIBL.

As more fully described in Note 24, effective February 20, 2008, we entered into a second Preferred Stock Purchase Agreement with SIBL, pursuant to which SIBL has agreed to purchase for an aggregate purchase price of $40,000,000 (i) up to 5,925,926 shares of our Series B Preferred Stock; and (ii) warrants granting to SIBL, and/or its assigns, the right to purchase up to 4,158,000 shares of our common stock. We received $8 million of accelerated funding during the first quarter of 2008 pursuant to the terms of an amendment to this purchase agreement. Additionally, SIBL also agreed to purchase, during the 90-day period following December 31, 2008, an additional $20,000,000 of Series B Preferred Stock along with warrants to purchase up to 2,079,111 shares of our common stock. This amount has been reduced by $4.2 million and may be reduced by an additional $800,000. It is also subject to reduction, on a dollar-for-dollar basis, by the amount of any third party equity investments obtained by us prior to December 31, 2008. Other sources of funds include cash from external financing arrangements, including a revolving line of credit facility of up to $5 million from ANZ Finance American Samoa, Inc., a Secured Non-Convertible Revolving Note of up to $7.5 million from Laurus Master Fund, Ltd. (“Laurus”), and various lines of credit with multiple local banks in South and Central America.

As described in Note 24, pursuant to the terms of an Assignment Agreement dated February 29, 2008, Laurus has assigned to us all of its rights in the promissory notes, security agreement, guaranty, equity pledge agreements and other loan and security documents executed in connection with the financing agreements to Latin Node. In consideration for the assignment of the documents evidencing the loan to Latin Node, we paid Laurus an aggregate amount of $6,965,456 representing the sum of (a) the unpaid principal balance of, and accrued interest on, the loan to Latin Node and (b) unpaid fees due to Laurus pursuant to the loan documents.

As more fully described in Note 24, on April 4, 2008, Desca entered into a binding summary of proposed terms to acquire all of the issued and outstanding common stock of Transistemas, S.A., a network solution provider and system integrator located in Argentina, for an aggregate purchase price of $7,600,000. Desca will utilize existing cash on hand to complete the acquisition.

We expect to incur additional costs and expenses in the near term in connection with our disposal of the operations of Latin Node, which we will begin to report as discontinued operations in the first quarter of 2008.

Management, headed by Mr. Pete Pizarro, eLandia’s new President effective as of March 10, 2008, believes that our current level of working capital at December 31, 2007, the funds we have raised and will have available under the various facilities provided and to be provided to us by SIBL will enable us to complete our proposed acquisition of Transistemas and sustain operations through at least December 31, 2008. However, there can be no assurance that the plans and actions proposed by management will be successful or that unforeseen circumstances will not require us to seek additional funding sources in the future or effectuate plans to conserve liquidity in the event additional sources of funds are needed or may not be available on acceptable terms, if at all.

NOTE 4—Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of eLandia and its subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements are presented in United States Dollars in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 52, “Foreign Currency Translation” (“SFAS 52”). The Company operates subsidiaries that conduct business in a variety of local currencies other than the US Dollars. Accordingly, assets and liabilities of business units that conduct operations in functional currencies other than the US Dollar are translated at exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average exchange rates during the period. Resulting translation adjustments are recorded directly to accumulate other comprehensive (loss) income.

In determining whether we are required to consolidate investee businesses, we consider both the voting and variable interest models of consolidation as required under Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) “Consolidation of Variable Interest Entities” (“FIN 46(R)”). Accordingly, we consolidate investee entities when we own less than 50% of the voting interests but, based on the risks and rewards of our participation have established financial control.

We hold a 50% interest in Datec PNG Pty Limited (“Datec PNG”), over which we have management influence and guarantee a portion of Datec PNG’s debt. Datec PNG provides technology products, Internet access services and IT solutions to large corporate organizations. Datec PNG has an overdraft facility account with a maximum borrowing limit of $1,748,000. This overdraft facility account is secured by the assets of Datec PNG. Accordingly, we are expected to absorb a majority of Datec PNG’s expected losses and have therefore consolidated Datec PNG with our financial statements under the FIN 46(R) consolidation model.

The following is a summary of certain financial data for Datec PNG as of December 31, 2007 and 2006, and for the year ended December 31, 2007 and from February 1, 2006 (effective date of acquisition) to December 31, 2006:

	2007	2006
Revenue	$34,331,566	$28,137,339
Net income (after income tax expense and minority interest)	328,494	254,201
Total assets	21,954,646	16,925,979
Total liabilities	11,840,737	5,449,094

In addition, we have investments in businesses over which we have the ability to influence but not control operating and financial policies either through voting rights or financial and management participation. We use the equity method of accounting as prescribed under Accounting Principles Board Opinion (“APB”) No. 18, “The Equity Method of Accounting for Investments in Common Stock,” to account for these investments in these entities. Accordingly, we record these investments in other assets on our consolidated balance sheet and record our proportionate share of income or loss as component of our results of operations. Our investments amounted to approximately $234,000 and $0 at December 31, 2007 and 2006, respectively, and our proportionate share of income or loss related to these investments was insignificant to our results of operations.

Reclassification

We have reclassified certain prior year amounts to conform to the current year’s presentation. These reclassifications have no effect on the results reported for the years ended December 31, 2007 and 2006.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount of uncollectible accounts receivable, the amount to be paid for the settlement of liabilities of discontinued operations, accrued expenses, the amount of costs capitalized in connection with the wireless licenses, the amount allocated to contract rights, customer lists and goodwill in connection with acquisitions along with the estimated useful lives for amortizable intangible assets and property, plant and equipment, warrants granted in connection with various financing transactions, share based payment arrangements, and the percentage of completion with respect to production contacts in circumstances where the use of that accounting method is deemed to be appropriate.

In addition to the above, the portion of the purchase price charged upon the acquisition of Latin Node is a significant estimate that management made based on the results of our preliminary investigation of the FCPA matter to date. The actual write-off and/or the recoverability of any other amounts recorded upon our acquisition of Latin Node may differ materially from management’s preliminary estimates.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect on the financial statements of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from our estimates.

Revenue Recognition

We generate revenue from product sales, IT solutions and telecommunications services. The products and services that we offer in each of the geographic areas we serve vary depending on the infrastructure, existing telecommunication systems and the needs of the region. All revenue is recognized net of discounts, returns and allowances.

Telecommunications Services

Our revenue generated from the provision of telecommunications services predominantly includes minutes of long-distance for the following:

•	Wholesale long-distance voice termination services using VOIP technology,

•	Retail long-distance offerings such as broadband telephony,

•	Corporate telephony,

•	Prepaid long distance calling cards,

•	PinLess prepaid long distance (similar to long distance calling using a prepaid calling card, but the originating phone number is recognized by the network so no physical card is required), and

•	Data delivery services.

Revenue is recognized as the minutes we sell are used by our customers. We record payments received from customers in advance of usage as deferred revenue or customer deposits at the time payment is received.

We have certain contracts with both customers and vendors (often the same companies) regarding wholesale long distance services that are used to agree upon per minute rates to various destinations in advance. In addition, these contracts may contain discounted rates for achieving a minimum level of minutes within a specified time period, usually one month. The contracts are on a month to month basis and do not contain minimum usage requirements or commitments.

Products

Revenue generated from the sale of products is recorded when the products are shipped, which is generally FOB shipping point.

Revenue from sales of technology products includes, among other things, personal computers, servers, routers, switching systems, networking equipment and communications equipment. Revenue from sales of telecommunications products includes hardware and other products supporting telecommunications services such as VOIP telephony systems, PBX systems, and other peripheral products including fax machines, copiers, telephones and general office equipment.

We are also a licensed reseller of various hardware and software products including products from Cisco Systems, Nortel Networks, Nokia and Microsoft.

In accordance with the provisions of the American Institute of Certified Public Accountant’s SOP 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Software Revenue Recognition with Respect to Certain Arrangements,” revenue from software license sales is recognized once delivery has occurred, evidence of an arrangement exists, the fee is fixed and determined and collection of the fee is probable, provided there are no significant vendor obligations remaining. For multiple element arrangements, where Vendor Specific Objective Evidence (“VSOE”) of fair value is available for all elements, the contract value is allocated to each element proportionately based upon relative VSOE of fair value and revenue is recognized separately for each element. Where VSOE of fair value is available for all undelivered elements, the residual method is used to value the delivered elements. Where VSOE of fair value is not available for all undeliverable elements all revenue for the arrangement is deferred until the earlier of the point at which VSOE does exist or all elements of the arrangement have been delivered.

Information Technology Services

Professional IT services revenue includes professional consulting services pertaining to the planning, design, implementation, operation and optimization of our technology and telecommunications solutions as well as implementation of customized solutions such as application development, systems integration, training, maintenance and support. Revenue generated from professional consulting services is generally recognized as the services are performed.

Revenue generated from professional IT services under periodic contracts such as maintenance and support services is recognized ratably on a monthly basis over the term of the contract.

Production Type Contracts

From time to time, we enter into contracts that are accounted for using the percentage of completion method, as prescribed by SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue is recognized over the period of each implementation using the percentage of completion method. Labor hours incurred is used as the measure of progress towards completion, and management believes its estimates to completion are reasonably dependable. Management regularly reviews underlying estimates of project profitability. Revisions to estimates are reflected in the statement of operations in the period in which the facts that give rise to the revision become known. Provisions for estimated losses, if any, are recognized in the period in which the loss is determined. Contract losses are measured as the amount by which the estimated costs of the contract exceed the estimated total revenue from the contract.

We did not have any production contracts in effect during the year ended December 31, 2007. Revenue generated from production contracts during the year ended December 31, 2006 was immaterial.

Vendor Rebates

We have arrangements to receive cash or consideration from certain of our vendors, including rebates. In accordance with EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” the amounts received or credited from our vendors are recorded as a reduction of the prices paid for these products and, therefore, such amounts are reflected as a reduction of the cost of revenue. Vendor rebates are typically dependent upon reaching minimum sales thresholds. We evaluate the likelihood of reaching sales thresholds using past experience and current forecasts and, when rebates can be reasonably estimated, we record a portion of the rebate as progress is made toward the sales threshold.

We accrued approximately $1,600,000 of rebates due from a single vendor that is being accounted for as a reduction of accounts payable in the accompanying consolidated balance sheet at December 31, 2007 in accordance with the provisions of FIN No. 39, “Offsetting of Amounts Related to Certain Contracts—An Interpretation of APB Opinion No. 10 and FASB Statement No. 105.”

Cash and Cash Equivalents

All highly liquid investments with a maturity of 90 days or less when purchased are considered to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.

Concentration of Credit Risk

SFAS No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk,” requires disclosure of significant concentration of credit risk regardless of the degree of risk.

Financial instruments that potentially expose us to credit risk consist of cash and cash equivalents. The Federal Deposit Insurance Corporation insures customer deposits of up to $100,000. Our uninsured balances at December 31, 2007 amounted to approximately $25.5 million. Management believes that the risk of loss with respect to these deposits is minimal since it invests in or through major high credit quality financial institutions.

Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts, and sales returns. Estimates for cash discounts, and sales returns are based on contractual terms, historical trends and expectations regarding the utilization rates for these programs.

Our policy is to reserve for uncollectible accounts based on our best estimate of the amount of probable credit losses in its existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Other factors that we consider include our existing contractual obligations, historical payment patterns of our customers and individual customer circumstances, an analysis of days sales outstanding by customer and geographic region, and a review of the local economic environment and its potential impact on the realizability of accounts receivable. Account balances deemed to be uncollectible are charged to the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote.

Inventory

Inventory consists predominantly of finished goods inventory, inclusive of technology equipment, products and accessories. Inventory is carried at the lower of cost or net realizable value. Cost is based on a weighted average or first-in-first-out method. All expenditures incurred in acquiring inventory including transportation and custom duties are included in inventory. Reserves for obsolete inventory are provided based on historical experience of a variety of factors including sales volume, product life, and levels of inventory at the end of the period. Our reserve for obsolete inventory at December 31, 2007 and 2006 amounted to $915,377 and $548,693, respectively.

Deposits with Suppliers and Subcontractors

Deposits with suppliers and subcontractors mainly represent advance payments for the following:

•	Prepayments for future minutes to be used and subsequently resold by us;
•

Payments for installation work to be performed on specific projects. The remaining work to be performed on these projects, as well as any future payments to be made under these obligations do not represent material commitments or future obligation on our behalf;

•	Deposits required by suppliers due to our credit rating;
•	Union Temporal Entity (“UTE”) deposits representing expenses incurred as a result of joint bids for Latin American projects. The bidding process generally ranges from six months to one year.

Property, Plant and Equipment

Property, plant and equipment are stated at cost and depreciation is calculated using the straight line method over the estimated useful lives of the related assets as follows:

Leasehold Improvements (shorter of useful life or lease term)	3 to 7 years
Building	50 years
Furniture and Fixtures	5 to 10 years
Network Equipment	5 to 7 years
Office Equipment and Software	3 to 10 years
Vehicles	5 to 10 years

When property, plant and equipment are retired, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and the resulting gain or loss is credited or charged to operations. Maintenance and repairs are expensed as incurred, while replacements and betterments that extend estimated useful lives are capitalized.

Telecommunications Licenses and Agreements

Telecommunications licenses and agreements consist of the value assigned to licenses and agreements to carry and/or terminate long-distance telecommunications services. These assets are being amortized over the estimated useful lives of the licenses or agreements.

As more fully described in Note 13, we consummated a sale of our Bloomington, Illinois wireless telecommunications license during January 2007 and entered into an agreement to sell our U.S. Virgin Islands wireless telecommunications license in July 2007, subject, among other things, to the approval of the FCC. As described in Note 5, we recorded a $2,953,749 charge for the impairment of the value of Latin Node’s telecommunications licenses.

Long Lived Assets

We periodically review the carrying values of our long lived assets in accordance with SFAS No. 144, “Long Lived Assets,” when events or changes in circumstances would indicate that it is more likely than not that their carrying values may exceed their realizable values, and record impairment charges when considered necessary. Specific potential indicators of impairment include, but are not necessarily limited to:

•	A significant decrease in the fair value of an asset;

•	A significant change in the extent or manner in which an asset is used or a significant physical change in an asset;

•	A significant adverse change in legal factors or in the business climate that affects the value of an asset;

•	An adverse action or assessment by the FCC or other regulatory authorities in the United States or other countries or territories in which we conduct business;

•	An accumulation of costs significantly in excess of the amount originally expected to acquire or construct an asset; and

•	Operating or cash flow losses combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with an income-producing asset.

When circumstances indicate that an impairment may have occurred, we test such assets for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of such assets and their eventual disposition to their carrying amounts. In estimating these future cash flows, assets and liabilities are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other such groups. If the undiscounted future cash flows are less than the carrying amount of the asset, an impairment loss, measured as the excess of the carrying value of the asset over its estimated fair value, is recognized.

As a result of recurring losses and the matter described in Note 2, we undertook a review of the carrying amounts of our long lived assets as of December 31, 2007 and determined that the value of the telecommunications licenses and agreements pertaining to Latin Node had been substantially impaired. Accordingly, we reduced the carrying value of these licenses to zero as of December 31, 2007.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net assets of acquired companies in acquisitions recorded using the purchase method of accounting as prescribed under SFAS No. 141, “Business Combinations” (“SFAS 141”). We evaluate the carrying value of goodwill in accordance with SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The goodwill balance of each reporting unit, as defined by SFAS 142 is evaluated for potential impairment at the end of each year or when events occur or circumstances change that could cause the balance to be impaired. Reporting units for purposes of this test are identical to our operating segments (grouped by geographical region). Our impairment test entails comparing the discounted cash flows of each reporting unit to the carrying value of that reporting unit, including the value of the goodwill pertaining to that reporting unit. We utilize earnings before interest, taxes, depreciation and amortization (“EBITDA”), less projected required capital expenditures and estimated changes in our operating assets and liabilities to determine the annual cash flows. If the discounted cash flows of the reporting unit are less than the carrying value of that reporting unit, including the related goodwill, we would record an impairment loss to the extent the carrying value exceeds the estimated fair value. At December 31, 2007 and 2006, we completed our annual impairment tests, which resulted in no impairment losses being recorded. We will continue to evaluate goodwill for impairment, at least annually, in accordance with SFAS 142.

Debt Financing Costs

Direct costs incurred in connection with issuing debt securities or entering into line of credit arrangements are recorded as deferred financing costs and are amortized as interest expense over the term of the related debt instruments or credit facility.

Convertible Instruments

We evaluate and account for conversion options embedded in our convertible instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”).

SFAS 133 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments in accordance with EITF 00-19. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of SFAS 133. SFAS 133 and EITF 00-19 also provide an exception to this rule when the host instrument is deemed to be conventional (as that term is described in the implementation guidance to SFAS 133 and further clarified in EITF 05-2, “The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19”).

We account for convertible instruments (when we have determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with the provisions of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features,” (“EITF 98-5”) and EITF 00-27, “Application of EITF 98-5 to Certain Convertible Instruments” (“EITF 00-27”). Accordingly, when necessary, we record discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. Also when necessary, we record deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the financing transaction and the effective conversion price embedded in the preferred shares.

We evaluated the conversion options embedded in our convertible instruments during each of the reporting periods presented.

The characteristics of common stock that were issuable upon a holder’s exercise of conversion options embedded in its preferred shares are considered clearly and closely related to the characteristics of the preferred shares (as that term is clarified in paragraph 61(l) of the implementation guidance included in Appendix A of SFAS 133). Accordingly, we determined that the conversion options embedded in our preferred shares did not require bifurcation and are therefore being accounted for as embedded derivatives in accordance with EITF 98-5 and EITF 00-27. Additionally, EITF 98-5 states that if a conversion feature is reset upon the occurrence of a future event based upon a contractual provision existing at the commitment date of the financing transaction, that the conversion option should be evaluated on the date of the reset and measured using the commitment date fair value of the stock as the basis for computing intrinsic value at the date of the reset. The convertible preferred shares feature anti-dilution provisions to adjust the number of shares issuable upon conversion in the event of a stock split, stock dividend or similar recapitalization event but do not require the Company to adjust the exercise price of the conversion option in the event of a subsequent sale of equity securities or convertible instruments at a price or conversion prices more favorable than those in effect in the outstanding preferred shares.

The conversion option, included in our convertible notes, which are convertible into Series A Preferred Stock, is considered a conventional instrument as defined in EITF 05-2 (Note 16). Accordingly, these instruments meet the scope exception prescribed under SFAS 133 that permits us to account for these conversion options as embedded derivatives. Accordingly, we are accounting for these notes in accordance with EITF 98-5 and EITF 00-27.

Preferred Stock

We apply the guidance enumerated in SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”), and EITF Topic D-98, “Classification and Measurement of Redeemable Securities” (“Topic D-98”), when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value in accordance with SFAS 150. All other issuances of preferred stock are subject to the classification and measurement principles of Topic D-98. Accordingly, we classify conditionally redeemable preferred shares (if any), which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, we classify our preferred stock in stockholders’ equity.

Our preferred shares do not feature any redemption rights within the holders’ control or conditional redemption features not solely within our control as of December 31, 2007. Accordingly, all issuances of preferred stock are presented as a component of stockholders’ equity.

Common Stock Purchase Warrants and Derivative Financial Instruments

We account for the issuance of common stock purchase warrants and other free standing derivative financial instruments in accordance with the provisions of EITF 00-19. Based on the provisions of EITF 00-19, we classify as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives us a choice of net-cash settlement or settlement in our own shares (physical settlement or net-share settlement). We classify as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside our control) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). We assess classification of our common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

Our free standing derivatives consist of warrants to purchase common stock that we issued in connection with various financing transactions. We evaluated these free standing derivatives to assess their proper classification in the consolidated balance sheet as of December 31, 2007 and 2006 using the applicable classification criteria enumerated in EITF 00-19. We determined that none of our outstanding common stock purchase warrants, other than those issued in connection with the Laurus credit facility (Note 16), feature any characteristics permitting net cash settlement by the holders. Accordingly, these instruments have been classified in stockholders’ equity in the accompanying consolidated balance sheets as of December 31, 2007 and 2006. We determined that the common stock purchase warrants issued in connection with the Laurus credit facility have an assumed cash settlement feature. Accordingly, these derivatives are classified as liability instruments stated at fair value in the accompanying consolidated balance sheet as of December 31, 2007.

Registration Rights Agreements

We account for registration rights agreements in accordance with FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument, should be separately recognized and accounted for as a contingency in accordance with SFAS No. 5, “Accounting for Contingencies.” We do not anticipate that we will encounter any difficulties in complying with our registration rights agreements and have therefore not accrued any estimated penalties.

Advertising Costs

Advertising costs are expensed as they are incurred and are included in general and administrative expenses. Advertising costs for the years ended December 31, 2007 and 2006 amounted to approximately $1,091,181 and $186,528, respectively.

Share Based Payment Arrangements

We account for employee share based payment arrangements in accordance with the provisions of SFAS No. 123(R), “Share Based Payment: An Amendment of FASB Statements 123 and 95” (“SFAS No. 123(R)”). This statement requires that the cost resulting from all share based payment transactions be recognized in the financial statements based upon estimated fair values. SFAS No. 123(R) supersedes our previous accounting under APB No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS No. 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS No. 123(R).

Upon the adoption of SFAS No. 123(R), we used the modified prospective transition method; however, we did not make any share based payments prior to January 1, 2006. Accordingly, the adoption of SFAS No. 123(R) on January 1, 2006 had no impact on the accompanying consolidated statement of operations for the years ended December 31, 2007 or 2006. Compensation cost arising from share based payments made subsequent to the adoptions of SFAS No. 123(R) amount to $407,197 and $100,000 for the years ended December 31, 2007 and 2006, respectively, and is included in selling, general and administrative expense in the accompanying consolidated statements of operations.

Income Taxes

Income taxes are accounted for under the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires the use of the “liability method” of accounting for income taxes. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and income tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is required if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. For United States income tax purposes, management concluded a full valuation allowance was appropriate at December 31, 2007 due to operating losses incurred. Current income taxes are based on the respective periods’ taxable income for federal and state income tax reporting purposes.

Under SFAS No. 109, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Tax positions are measured under the provisions of FASB Interpretation No. (“FIN”) 48-1, “Definition of Settlement in FASB Interpretation No. 48 (“FIN 48-1”), an amendment to FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). Under FIN 48-1, highly certain tax positions are determined based upon the likelihood of the positions sustained upon examination by the taxing authorities. The benefit of a tax position is recognized in the financial statements in the period during which management believes it is more likely than not that the position will be sustained. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets. Interest associated with unrecognized tax benefits is classified as interest expense and penalties that would be payable to the taxing authorities upon examination are classified in income tax expenses, if any, in the consolidated statements of operations.

Net Loss Per Share

We compute net loss per share in accordance with SFAS No. 128, “Earnings Per Share.” Under SFAS No. 128, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable.

The computation of basic loss per share for the years ended December 31, 2007 and 2006 excludes the following potentially dilutive securities because their inclusion would be anti-dilutive.

	2007	2006
Convertible Notes	6,060,000	—
Series B Preferred Stock	4,740,741	—
Common stock purchase warrants	414,259	—
Stock Options	1,412,200

	12,627,200	—

All convertible notes are convertibles into shares of the Company’s Series A Convertible Preferred Stock, with an embedded conversion option enabling the holder to convert each of such Series A Convertible Preferred Stock into common stock based on a 1 for 1 conversion ratio.

As described in Note 24, we issued 1,629,628 additional shares of Series B Preferred Stock, convertible into 1,629,628 shares of common stock at the option of the holder, and 4,158,000 shares of common stock pursuant to the exercise of common stock purchase warrants subsequent to December 31, 2007.

Minority Interest

The minority interest in our consolidated financial statements represents the allocable portion of the entities which are not 100% owned by eLandia. The change in minority interest is primarily due to the proportionate share of the net income from Datec PNG, less dividends paid and the minority interest acquired in connection with the acquisition of Desca.

	December 31,
	2007	2006
Minority interest balance at beginning of year	$1,335,920	$—
Minority interest in connection with Datec acquisition	—	805,937
Minority interest in connection with Desca acquisition	(189,783)	—
Allocable portion of income for the period ended December 31,	1,084,158	1,083,861
Minority interest portion of gain on sale/leaseback	128,600	117,883
Dividends paid	(761,839)	(695,478)
Foreign currency translation adjustment	(257,409)	23,717

Minority interest balance at end of year	$1,339,647	$1,335,920

Fair Values

We have determined the estimated fair value amounts presented in these consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the consolidated financial statements are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. We have based these fair value estimates on pertinent information available as of December 31, 2007. As of December 31, 2007, the carrying value of all financial instruments approximates fair value.

Foreign Currency Translation and Remeasurement

The financial statements of our foreign operations are stated in foreign currencies, referred to as the functional currency except for Desca, where the functional currency is the U.S. dollar. Under SFAS No. 52, functional currency assets and liabilities are translated into the reporting currency, U.S. dollars, using period end rates of exchange and the related translation adjustments are recorded as a separate component of accumulated other comprehensive income. Functional statements of operations amounts expressed in functional currencies are translated using average exchange rates for the respective periods. Remeasurement adjustments and gains or losses resulting from foreign currency transactions are recorded as foreign exchange gains or losses in the consolidated statement of operations.

We used the following exchange rates to convert the financial statements of our foreign subsidiaries into U.S. dollars in the preparation of our consolidated financial statements:

	For the Period Ended December 31, 2007 Average Rate (1)	For the Eleven Months Ended December 31, 2006 Average Rate (1)	As of December 31, 2007	As of December 31, 2006
New Zealand Dollar	0.7465	0.6532	0.7822	0.7143
Australian Dollar	0.8430	0.7449	0.8786	0.7933
Fiji Dollar	0.6310	0.5823	0.6532	0.6094
Papua New Guinea Kina	0.3496	0.3378	0.3648	0.3463
Vanuatu Vatu	0.0098	0.0092	0.0101	0.0092
Samoa Tala	0.3800	0.3706	0.3949	0.3622
Tonga Panga	0.4968	0.4999	0.5171	0.5035
Solomon Island Dollar	0.1309	0.1264	0.1299	0.1264
Euro	1.4031	N/A	1.4729	N/A
Guatemalan Quetzal	0.1328	N/A	0.1335	N/A
Venezuelan Bolivar	0.0005	N/A	0.0005	N/A
Colombian Peso	0.0005	N/A	0.0005	N/A
Cost Rican Colon	0.0020	N/A	0.0020	N/A
Mexican Peso	0.0922	N/A	0.0917	N/A
Panamanian Balboa	1.0000	N/A	1.0000	N/A

(1)	Average rate for each functional currency represents the average rate from the date of acquisition of the subsidiary utilizing that currency to December 31, 2007.

Comprehensive Loss

Other comprehensive loss includes all changes in stockholders’ equity during a period from non-owner sources and is reported in the consolidated statement of stockholders’ equity. To date, other comprehensive loss consists of changes in accumulated foreign currency translation adjustments during the years.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS 157 on our future consolidated financial position, results of operations and cash flows and have not yet determined such effects.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. We are currently evaluating the expected effect of SFAS 159 on our consolidated financial statements and are not yet in a position to determine such effects.

In December 2007, the SEC staff issued SAB 110 (“SAB 110”), “Share-Based Payment,” which amends SAB 107, “Share-Based Payment,” to permit public companies, under certain circumstances, to use the simplified method in SAB 107 for employee option grants after December 31, 2007. Use of the simplified method after December 2007 is permitted only for companies whose historical data about their employees’ exercise behavior does not provide a reasonable basis for estimating the expected term of the options. The adoption of this pronouncement is not expected to have a material effect on our financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained non-controlling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, we would be required to report any non-controlling interests as a separate component of stockholders’ equity. We would also be required to present any net income allocable to non-controlling interests and net income attributable to our stockholders separately in our statements of operations. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 will have an impact on the presentation and disclosure of the non-controlling interests of any non wholly-owned businesses acquired in the future.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 gives financial statement users better information about the reporting entity’s hedges by requiring qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently assessing the impact of SFAS 161 on our financial position and results of operation.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

NOTE 5—Acquisitions and Common Control Merger

AST Telecom

On January 31, 2006, we acquired AST Telecom, LLC, a provider of wireless telephone services in American Samoa. In connection with this acquisition, we issued 2,739,008 shares of our common stock to SVCH (or its designee), for its 64.8% ownership interest in AST, and 1,486,718 shares of common stock to the other member of AST (or its designee), for its 35.2% ownership interest in AST. The fair value of the common stock issued as purchase consideration to the sellers amounted to $15,833,164.

The following tables reflect the computation of the cost of acquisition:

Fair value of 4,225,726 shares issued		$15,833,164
Portion attributable to minority interest		35%

		5,541,608
Historical cost basis of net assets acquired	$2,967,401
Portion attributable to SVCH	65%

		1,928,810

Total cost of acquisition		$7,470,418

The allocation of the purchase price is summarized as follows:

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

AST effectively came under common control on September 14, 2004, at which time SVCH was a majority stockholder of eLandia and was a majority member of AST. The acquisition of AST was accounted for as a common control merger (similar to a pooling of interest).

During 2007, we began a search for potential buyers for AST and, as more fully described in Note 6, we formally committed to a plan to dispose of the operations of AST and to discontinue all of our operations in American Samoa in December 2007. Accordingly, AST’s assets are included in “assets held for sale” and its liabilities are included in “liabilities from discontinued operations” in the accompanying consolidated balance sheets as of December 31, 2007 and 2006. In addition, AST’s results of operations are included in loss from discontinued operations for the years ended December 31, 2007 and 2006.

Datec Group, Ltd.

On July 22, 2005, we executed an arrangement agreement with the operating subsidiaries of Datec, a New Brunswick, Canada corporation, publicly-traded on the Toronto Stock Exchange. At the time of entering into the arrangement agreement, Datec was, through its operating subsidiaries, a provider of information technology and services in Australia, the Cook Islands, Fiji, New Zealand, Papua New Guinea, Samoa, the Solomon Islands, Tonga, and Vanuatu.

In connection with the acquisition of the operating subsidiaries of Datec, we issued 4,085,126 shares of common stock, with an estimated fair value of $15,320,251 based upon the per share fair value measured in accordance with EITF 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination” (“EITF 99-12”).

We completed a valuation of the consideration paid and the purchase price allocation in accordance with SFAS 141. The allocation of the purchase price includes $1,455,588 for direct acquisition costs paid in cash. The allocation of the purchase price plus direct transaction expenses is as follows:

Consideration paid:
Fair Value of Common Stock	$15,320,251
Transaction expenses	1,455,588

Total consideration	$16,775,839

Allocated to:
Total current assets	$12,158,779
Property and equipment	3,624,999
Other	774,121
Current liabilities	(12,061,233)
Taxes payable	(1,752,378)
Long-term liabilities	(1,645,411)
Minority interest	(805,937)

Net Tangible Assets	292,940

Value of excess of purchase price over net assets acquired allocated to:
Customer lists	2,061,000
Contract rights	3,505,000
Goodwill	10,916,899

Total	$16,775,839

Datec’s net assets include $3,119,716 of net assets relating to Datec PNG, a 50% owned variable interest entity whose financial statements are consolidated with those of the Company under FIN 46(R).

The acquisition of the Datec subsidiaries was accounted for using the purchase method of accounting. Accordingly, Datec’s results of operations are being consolidated with ours beginning February 1, 2006, the effective date of the acquisition.

Latin Node

On February 16, 2007, we entered into a Preferred Stock Purchase Agreement with Latin Node (the “Latin Node Stock Purchase Agreement”), a wholly-owned subsidiary of Retail Americas VoIP, LLC (“Retail”), a Delaware limited liability company, pursuant to which we agreed to purchase 8,000,000 shares of Series A Preferred Stock of Latin Node for an aggregate price of $26,818,835 (including $600,000 paid to SGC as an advisory fee and $116,677 of other capitalized acquisition costs). The Latin Node Series A Preferred Stock is convertible into Latin Node common shares, in whole or in part, at a conversion price of $2.50 per share which represents 80% of the issued and outstanding shares of common stock of Latin Node.

Concurrent with entering into the Latin Node Stock Purchase Agreement, we entered into a credit agreement with Latin Node pursuant to which we extended $20 million of financing to Latin Node under a secured promissory note (the “Latin Node Note”) with interest at an annual rate of 10% that was to mature on or before the earlier of the fourth anniversary of the execution date of the Latin Node Note, or on demand subject to certain conditions described in the Preferred Stock Purchase Agreement.

The purchase price consideration issued by the Company in exchange for the Latin Node Series A Preferred Stock amounted to $26,818,835, and includes (i) $24.5 million for the cancellation of the Latin Node Note Receivable (ii) $1,563,750 for the fair value of 375,000 shares of eLandia common stock (fair value of $4.17 per share), plus (iii) $716,677 of direct acquisition costs paid in cash.

Latin Node provided advanced telecommunications services to customers located in or communicating with South and Central America and, in some cases, Europe, using voice over Internet protocol, or VoIP, technology. The acquisition, which was subject to certain regulatory approvals (specifically approval by the FCC) was completed on June 28, 2007. As described in Note 2, subsequent to the completion of this acquisition, we identified certain matters during our investigation of the FCPA matter that resulted in changes to the valuation of the acquired business and the purchase price allocation that we recorded as of June 28, 2007, the effective date of the acquisition.

Pursuant to the terms of a concurrent stockholders’ agreement dated February 16, 2007 entered into between eLandia, Latin Node and Retail, Retail retained a right to obligate eLandia to issue certain shares of common stock of eLandia to Retail in exchange for all (but not less than all) of the 2,000,000 shares of common stock of Latin Node held by Retail. The number of eLandia common shares that were intended to be issued to Retail upon the exercise of this put right was to be determined based on an independent appraisal of the value of Latin Node. Conversely, eLandia, also under the terms of the stockholders agreement, has the right to obligate Retail to exchange all of the 2,000,000 shares of common stock of Latin Node held by Retail for shares of eLandia common stock. As a result of these put and call rights and obligations, we have consolidated 100% of Latin Node with our financial statements. In addition, we are not allocating any portion of Latin’s Node’s income or loss subsequent to the date of the acquisition as minority interest income or loss due to the put and call feature contained within the Stockholder’s Agreement.

We believe that the alleged misrepresentations we identified during the course of our investigation of the FCPA Matter (Note 2) have nullified Retail’s put right, which was exercisable two years from the date of the acquisition. In addition, the shares underlying such put rights, if exercised would have been held in an escrow account for a period of up to one year following the date of exercise or upon the expiration of Retail’s warranty period. We have retained the right to obligate Retail to exchange all of its Latin Node common stock under the call right provided for in the stockholders agreement.

As part of the acquisition, we initially recorded the minority interest as a non-current liability in Latin Node’s acquisition date balance sheet (of June 28, 2007) and have continued to report this amount as a long-term minority interest purchase obligation at each reporting date subsequent thereto due to the existence of the put and call arrangements provided for under the terms of the stockholders agreement. We originally determined that the fair value of the long-term minority interest purchase obligation amounted $4,003,824 as part of the original purchase price allocation. This amount represented the present value of our estimated future cost of acquiring the remaining 20% of the issued and outstanding shares of common stock of Latin Node in June of 2009. The fair value of this liability was subsequently reduced to $896,857 effective as of June 28, 2007 due to the $20,626,802 write-off of the purchase price that was recorded as a result of the matters we identified in the course of our internal investigation of the FCPA Matter and the related management restructuring (Note 2).

The allocation of the purchase price plus direct transaction expenses, as adjusted for changes recorded in connection with matters identified during our investigation of the FCPA matter, is as follows:

Consideration paid:
Exchange of Note Receivable	$24,538,408
Fair value of common stock (375,000 shares)	1,563,750
Transaction expenses	716,677

Total consideration	$26,818,835

Allocated to:
Total current assets	$14,358,218
Property and equipment	4,161,935
Other	1,469,329
Current liabilities	(15,412,734)
Long-term liabilities	(773,858)

Net Tangible Assets	3,802,890

Value of excess of purchase price over net assets acquired allocated to:
Portion of purchase price charged upon acquisition	20,626,802
Telecommunications licenses and agreements	3,286,000
Minority interest purchase price obligation	(896,857)

Total	$26,818,835

The acquisition of Latin Node was accounted for under the purchase method of accounting. Accordingly, the consolidated financial statements include the results of operations of Latin Node beginning on June 29, 2007 through December 31, 2007.

The FCPA matter and restructuring of the management team as a result of the FCPA matter had a material adverse effect on the acquired business and management’s ability to execute the business plan contemplated as part of the acquisition of Latin Node. Accordingly, Latin Node incurred losses from operations through December 31, 2007 that trigged a requirement to review the remaining carrying values of Latin Node’s long lived assets. As a result, we determined that undiscounted cash flows expected to be generated from the acquired telecommunications licenses was less than their carrying value and that an impairment charge in the amount of $2,953,749 was necessary to reduce the carrying values of these licenses to zero as of December 31, 2007.

As more fully described in Note 24, we formally committed to a plan to dispose of our Latin Node operations and began a search for potential buyers on January 28, 2008. A pro-forma presentation of our consolidated financial statements illustrating the effects of reporting Latin Node as a discontinued operation as of and for the year ended December 31, 2007 are also presented in Note 24.

Desca Holding, LLC

On October 2, 2007, eLandia, Desca Holding, LLC (“Desca”), eLandia/Desca Holdings, LLC (f/k/a Bella Durmiente, LLC), and Jorge Enrique Alvarado Amado, Chief Executive Officer of Desca (“Alvarado”), executed a Unit Purchase Agreement, pursuant to which we agreed to purchase Series A Preferred Units of Desca for an aggregate purchase price of $26 million, which units represented 70% of the issued and outstanding membership interests of Desca. Upon the closing of the Unit Purchase Agreement, Alvarado concurrently agreed to contribute all of his membership interests in Desca Holding to Desca so that at that time of closing, Desca would own all of the outstanding membership interests of Desca Holding. Desca is a newly formed entity created for purposes of the Unit Purchase Agreement transaction.

From its headquarters in the United States, Desca is a provider of network solutions for large and medium sized companies operating in South America and Central America (“Latin America”). Desca offerings include a wide array of network and communication products and services, as well as professional consultation services regarding the design, implementation and operation of such products and services.

Effective October 2, 2007, we concurrently entered into a Credit Agreement with Desca, pursuant to which we loaned to Desca the principal sum of $5,000,000. The loan, which was evidenced by a secured promissory note bearing interest at an annual rate of 10% was to mature, subject to earlier payment under certain circumstances, no later than June 30, 2008. The loan was secured by substantially all of the assets of Desca, as well as the pledge by Desca of all shares of the capital stock of Desca, Corp., a Florida corporation, held by Desca, representing a 90% interest in such corporation. In addition, the loan is secured by the pledge of 100% of the membership interests and other rights, title and interests in Desca currently held by Alvarado. The loan was also personally guaranteed Alvarado.

The proceeds of the loan to Desca were used solely for the following purposes:

(i)	to repay a loan of approximately $250,000 payable by Desca, Corp. to Regions Bank;

(ii)	to pay deposits, issue standby letters of credit and make any other ordinary course of business payments necessary to satisfy Desca’s customer purchase orders; and

(iii)	for working capital purposes.

Effective November 20, 2007, we entered into an amendment to the Unit Purchase Agreement at which time we consummated our acquisition Desca. Pursuant to the terms of the amendment, certain conditions precedent to closing our acquisition of Desca were waived including the requirement to complete our ongoing investigation of the FCPA matter described in Note 2. Also pursuant to the amendment, the $26 million payment of the purchase price to Desca was modified to provide for the payment of $14,000,000 at closing, including the conversion of the $5,000,000 note under Desca credit agreement and $12,000,000 to be paid prior to December 28, 2007, at which point we would own 70% of the outstanding units of Desca.

We are obligated to make additional payments of up to $4.0 million over a two-year period based upon the achievement of certain revenue and EBITDA performance targets. Such payments are payable quarterly during the two-year period over which the performance targets are being measured. The earn-out award is to be calculated, subject to adjustment, based upon the cumulative effect of achieved revenue and EBITDA performance targets during the applicable earn-out period. Determination and notification of the EBITDA earn-out shall be provided to Alvarado within 15 days after the end of each earn-out period.

We account for contingent consideration payable to sellers of acquired businesses in accordance with the provisions of SFAS 141 paragraphs 25-34 and EITF 95-8 “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination” to ensure that we account for any post combination payments made to sellers of acquired businesses as either additional purchase consideration or compensation based upon the (i) economic form of the transaction and (i) subsequent involvement (if any) of the sellers in the business on a post combined basis. As it relates to our acquisition of Desca, any payments due to Alvarado under the terms of the Amended Unit Purchase Agreement will be recorded as compensation expense.

Desca achieved the performance targets during the fourth quarter of 2007 and a payment of $500,000 was made in February of 2008.

Unless converted earlier by us, each Series A Preferred Unit will convert into one common unit on the third anniversary of the closing of the Unit Purchase Agreement. As discussed in Note 19, we have financed this acquisition by selling Series B Preferred Stock in the Company for an aggregate selling price of $35.0 million to SIBL.

Concurrent with the closing of our investment in Desca, we entered into a Limited Liability Company Agreement with Alvarado. This agreement governs the relationship between the members of Desca and provides, among other things, for a put and call right pursuant to which (a) Alvarado may require that we purchase his interest in Desca for a cash purchase price calculated in accordance with this agreement, or (b) we can require that Alvarado sell us his interest in Desca for a cash purchase price calculated in accordance with this agreement. As a result of these put and call rights and obligations, we have consolidated 100% of Desca and have not recorded any minority interest. As part of the acquisition, we recorded a long-term minority interest purchase obligation in the amount of $6,918,838 on our consolidated balance sheet at December 31, 2007. This amount represents the present value of our estimated future cost of acquiring the remaining 30% of the outstanding ownership units of Desca in November of 2009.

The allocation of the purchase price, including $682,702 of direct acquisition costs paid in cash, amounted to $26,682,702. The allocation of the purchase price is summarized as follows:

Consideration Paid:
Cash Paid	$26,000,000
Transaction Expenses	682,702

Total Consideration	$26,682,702

Allocated to:
Total Current Assets	$67,497,137
Property, Plant and Equipment	4,507,014
Other Assets	3,977,576
Current Liabilities	(55,891,421)
Long-Term Liabilities	(283,673)

Net Tangible Assets	19,806,633

Value of Excess of Purchase Price Over
Net Assets Acquired Allocated to:
Customer base	7,794,907
Contract rights	4,000,000
Trade names	2,000,000
Minority Interest Purchase Obligation	(6,918,838)

$26,682,702

The acquisition of Desca was accounted for using the purchase method of accounting. Accordingly, the consolidated statement of operations includes the results of operations of Desca from November 21, 2007, the effective date of the acquisition, through December 31, 2007. The purchase price allocation is preliminary, based on management’s estimates and a valuation study that has not yet been finalized. The Company considered its intention for future use of the acquired assets, analyses of the historical financial performance of the acquired business and estimates of future performance. The Company’s final determination of the purchase price allocation could result in changes to the amounts reflected in its preliminary estimate.

Pro-Forma Financial Statements

The following unaudited pro-forma consolidated statements of operations give effect to the acquisitions of Datec, effective February 1, 2006, Latin Node, effective June 28, 2007, and Desca, effective November 20, 2007, as if these transactions had occurred on January 1, 2006. The following pro-forma information is presented for illustration purposes only and is not necessarily indicative of the results that would have been attained had the acquisitions of these business been completed on January 1, 2006, nor are they indicative of results that may occur in any future periods.

	Year Ended December 31,
	2007	2006
Revenue	$283,108,760	$245,008,637
Cost of Revenue	231,345,840	201,314,302
Sales, Marketing and Customer Support	23,772,268	10,866,830
General & Administrative	35,836,264	30,070,961
Portion of Purchase Price Charged Upon Acquisition of Latin Node	16,088,394	—
Write off of Telecommunications Licenses	2,953,749	—
Depreciation & Amortization	6,897,312	5,747,451

Loss from Operations	(33,785,067)	(2,990,907)
Interest and Other Expenses	(6,777,791)	(7,201,269)

Net Loss from Continuing Operations	$(40,562,858)	$(10,192,176)

Diluted Loss from Continuing Operations per Share	$(2.88)	$(0.79)

Weighted Average Shares Outstanding—Diluted	14,088,684	12,954,198

NOTE 6—Discontinued Operations

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

In December 2007, the Board of Directors approved management’s proposal to dispose of AST, which is one of our subsidiaries that principally conducts operations in American Samoa. Immediately following such approval, we undertook a search for potential buyers pursuant to a plan of disposal that we expect to be complete with one year from the date of such approval. Accordingly, the assets of this component of our business are presented as a single line item described as “assets held for sale” and the liabilities of this component of our business are presented as a single line item described as “liabilities from discontinued operations” in the accompanying consolidated balance sheets as of December 31, 2007 and 2006. We are reporting AST’s financial positions and results of operations as discontinued operations based on the criteria enumerated in SFAS No. 144 paragraph 30 and after having determined that AST’s cash flows will no longer be part of the cash flows that we expect the business to generate in future periods.

A summary of our assets and liabilities from discontinued operations as of December 31, 2007 and 2006 and our results of discontinued operations for the years ended December 31, 2007 and 2006 is as follows:

Assets Held for Sale
	As of December 31,
	2007	2006
Cash	$325,574	$799,057
Accounts Receivable, net	1,451,964	502,348
Inventory, net	393,117	464,264
Prepaid Expenses	689,038	520,705

Assets Held for Sale—Current	$2,859,693	$2,286,374

Property, Plant and Equipment, net	$6,521,525	$5,645,123
Telecommunications Licenses	789,743	1,446,740
Customer Lists	695,692	832,549
Contract Rights	660,870	952,070
Goodwill	2,201,002	2,201,002

Assets Held for Sale—Long-Term	$10,868,832	$11,077,484

Liabilities from Discontinued Operations

	As of December 31,
	2007	2006
Accounts Payable	$261,893	$1,181,292
Accrued Expenses	1,839,453	1,287,657
Line of Credit	4,793,368	4,050,000
Long-Term Debt—Current Portion	729,711	—
Capital Lease Obligations—Current Portion	293,551	—
Deferred Revenue	325,132	257,367

Liabilities from Discontinued Operations—Current	$8,243,108	$6,776,316

Long-Term Debt	—	790,416
Capital Lease Obligations	1,565,550	10,000

Liabilities from Discontinued Operations—Long-Term	$1,565,550	$800,416

Results of Discontinued Operations
	For the Year Ended December 31,
	2007	2006
Revenue	$11,447,969	$9,872,911
Cost of Revenue	(4,943,038)	(4,580,196)
Sales, Marketing and Customer Support	(1,139,376)	(1,215,581)
General and Administrative Expenses	(2,090,455)	(2,013,044)
Depreciation and Amortization	(1,071,749)	(973,456)
Amortization—Intangible Assets	(428,057)	(392,381)
Interest Expense, net	(569,325)	(236,165)
Other Income	29,493	22,180

	$1,235,462	$484,268

Indebtedness of Discontinued Operations

AST is obligated under a Loan Agreement with ANZ for $5,800,000. Of this amount, $800,000 is in the form of a term loan and $5,000,000 is in the form of a revolving loan. The term loan bears interest at the rate of 1.25% above the Prime Rate, or the base rate on corporate loans posted by at least 75% of the United States’ 30 largest banks, commonly known as the U.S. Prime Rate of Interest as published from time to time in the Wall Street Journal. The revolving loan bears interest at the rate of 1.0% above the Prime Rate and is subject to certain financial covenants. Payments of principal and interest under the term loan in the amount of $10,940 are due on the first day of each month. The revolving loan was originally due on October 30, 2007, but was subsequently extended to March 31, 2008, however we have not repaid this amount, nor has ANZ initiated a demand for repayment. The term loan is due on October 30, 2015. AST has pledged all of its assets to secure this obligation. We believe that the FCPA matter may have resulted in a breach of our covenants with ANZ. We have requested another extension of the revolving loan. While ANZ has not issued a formal written extension, ANZ has also not called the loan. We cannot provide any assurance that ANZ will not demand immediate repayment of this obligation.

In November 2007, AST acquired a new Nortel telecommunications switch to support its operations in American Samoa. This amount was financed via a $1,900,000 capital lease with ANZ. The capital lease has a five year term, an annual interest rate of 8.75% and is secured by the telecommunications switch which is currently being installed and has not yet been put into service. The lease has monthly installments of principal and interest totaling $38,927.

All amounts due to ANZ, including the $4,793,368 under the revolving loan, $729,711 under the term loan and $1,859,101 under the capital lease have been reported as liabilities from discontinued operations in the current liabilities section of our consolidated balance sheets.

AST was granted a 10 year tax holiday by the American Samoa Government Tax Exemption Board. Accordingly, no income tax expense or deferred tax assets or liabilities have been recorded with respect to this discontinued operation.

Related Party Transactions

On February 14, 2003, AST entered into a management agreement with Level Best, Inc. (“LBI”). Under the terms of the agreement, LBI was to provide day to day management services to AST for a period of three years. Effective January 31, 2006, AST amended and restated its management agreement with LBI. Under the terms of the new agreement, LBI supplied us with our Chief Operating Officer through January 31, 2007 and is to supply us with our Chief Technology Officer through January 31, 2009. For the year ended December 31, 2007 and 2006, management fees charged under this agreement amounted to $203,610 and $335,845, respectively.

For the year ended December 31, 2007 and 2006, AST paid $423,675 and $426,922, respectively, for lease payments, management fees and legal fees to related parties.

NOTE 7—Accounts Receivable

Accounts receivable at December 31, 2007 and 2006 is composed of:

	2007	2006
Accounts Receivable—Gross	$55,212,551	$6,308,100
Allowance for Doubtful Accounts	(3,421,817)	(1,016,375)

	$51,790,734	$5,291,725

The change in allowances for doubtful accounts for the year ended December 31, 2007 is as follows:

	2007	2006
Balance of allowance for doubtful accounts at January 1,	$1,016,375	$—
Bad debt expense for the year ended December 31,	2,405,442	1,016,375

Balance of allowance for doubtful accounts at December 31,	$3,421,817	$1,016,375

NOTE 8—Prepaid Expenses and Other Current Assets

Prepaid Expenses and Other Current Assets at December 31, 2007 and 2006 is composed of:

	2007	2006
Employee and Shareholder Receivables	$1,189,262	—
VAT Receivable	1,008,099	—
Deposits	337,915	$271,976
Prepaid Insurance	83,373	108,480
Other Prepaid Taxes	133,129	—
Other	1,545,205	442,922

	$4,296,983	$823,378

NOTE 9—Deferred Financing Fees

Deferred financing fees, which includes cash and the fair value of common stock purchase warrants issued to placement agents and others as fees for providing advisory services and facilitating debt financing transactions more fully described in Note 16, is as follows:

	$25.3 Million Convertible Note	$5.0 Million Convertible Note	Laurus Master Funds, Ltd.	Total
Cash	$1,400,000	$500,000	$1,105,943	$3,005,943
Fair Value of Common Stock Purchase Warrants	558,728	139,682	83,809	782,219

Total	1,958,728	639,682	1,189,752	3,788,162
Less Accumulated Amortization	(428,472)	(93,287)	(201,575)	(723,334)

Net Book Value at December 31, 2007	$1,530,256	$546,395	$988,177	$3,064,828

Number of Common Stock Purchase Warrants Granted to Purchase Common Stock	200,000	50,000	30,000	280,000

As more fully described in Note 19, on November 21, 2007, SIBL agreed to cancel 1,818,000 common stock purchase warrants in connection with the $25.3 million and $5.0 million convertible note financing transactions and replace them with 1,595,038 warrants of equivalent fair value. Additionally, SGC, an affiliate of SIBL, agreed to cancel 250,000 common stock purchase warrants assigned to them in connection with the same convertible note transactions and replace them with 219,340 warrants. We have not made any adjustments to the carrying amount of the deferred financing fees nor have we deemed it necessary to record any additional charges upon our issuance of the replacement warrants since such replacement securities were issued for the same fair value.

NOTE 10 – Goodwill

Goodwill, which represents the excess of the purchase price over the cost of net assets acquired in business combinations accounted for under the purchase method of accounting is as follows:

	Papua New Guinea	Fiji and Other Pacific Island Nations	Total
Goodwill Balance at January 1, 2006	$—	$—	$—
Acquisition of Datec	9,316,899	1,600,000	10,916,899
Foreign currency translation effect	(141,037)	(47,013)	(188,050)

Balance at December 31, 2006	9,175,862	1,552,987	10,728,849
Foreign currency translation effect	(5,166)	(1,723)	(6,889)

Balance at December 31, 2007	$9,170,696	$1,551,264	$10,721,960

As described in Note 4, we performed our annual impairment tests of goodwill at December 31, 2007 and 2006 and determined that no impairment charges are necessary. We will continue to evaluate goodwill for impairment, at least annually, in accordance with SFAS 142.

NOTE 11—Intangible Assets

Intangible assets and related amortization is as follows:

	Customer Lists	Contract Rights	Telecommunications Licenses and Agreements	Trade Names	Total
Balance as of December 31, 2005	$—	$—	$—	$—	$—
Additions from acquisition of Datec	2,061,000	3,505,000	—	—	5,566,000
Amortization Expense	(269,898)	(968,534)	—	—	(1,238,432)

Net balance as of December 31, 2006	1,791,102	2,536,466	—	—	4,327,568
Additions from acquisition of Latin Node	—	—	3,286,000	—	3,286,000
Additions from acquisition of Desca	7,794,907	4,000,000	—	2,000,000	13,794,907
Write off net book value of Latin Node telecommunications license	—	—	(2,953,749)	—	(2,953,749)
Amortization Expense	(491,720)	(1,167,422)	(332,251)	(55,417)	(2,046,810)

Net balance as of December 31, 2007	$9,094,289	$5,369,044	$—	$1,944,583	$16,407,916

For the years ended December 31, 2007 and 2006, amortization expense amounted to $2,046,811 and $1,238,432, respectively. The useful life of customer lists ranges from four to seven years, the useful life of contract rights ranges from two and five years, the useful life of Telecommunications licenses is five years and the useful life for trade names is four years.

The amortization of intangible assets will result in the following additional expense as follows:

For the Year Ending December 31,	Customer Lists	Contract Rights	Trade Names	Total
2008	$2,229,232	$2,056,583	$500,000	$4,785,815
2009	2,229,232	1,395,361	500,000	4,124,593
2010	2,229,232	1,027,938	500,000	3,757,170
2011	2,014,791	889,162	444,583	3,348,536
2012	294,429	—	—	294,429
Thereafter	97,373	—	—	97,373

	$9,094,289	$5,369,044	$1,944,583	$16,407,916

NOTE 12—Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31, 2007 and 2006:

	As of December 31,
	2007	2006
Office Equipment & Software	$11,852,352	$6,532,734
Network Equipment	4,118,505	157,445
Furniture & Fixtures	2,348,008	1,110,631
Vehicles	1,835,967	1,358,242
Leasehold Improvements	1,066,510	131,688
Building	377,568	—

Total Property and Equipment	21,598,910	9,290,740
Accumulated Depreciation and Amortization	(9,855,725)	(5,969,780)

Net Value of Property and Equipment	11,743,185	3,320,960
Land	150,321	—

Total Property, Plant and Equipment, net	$11,893,506	$3,320,960

Depreciation and amortization expense for the years ended December 31, 2007 and 2006 amounted to $3,268,217 and $1,365,353, respectively.

NOTE 13—Sale of Wireless License

In January 2007, we sold our Bloomington, Illinois wireless telecommunications license for $2.75 million cash. In July 2007, we entered into an agreement to sell our U.S. Virgin Islands wireless telecommunications license for $1,300,000 payable in cash upon closing. Closing of the transaction is subject to, among other things, approval of the FCC. If FCC approval is obtained and all other conditions to closing are satisfied, management anticipates that this transaction will be consummated in the second quarter of 2008.

NOTE 14—Accrued Expenses

Accrued expenses at December 31, 2007 and 2006 is comprised of:

	2007	2006
Accrued Sales, Marketing and Customer Support	$340,835	$852,130
Accrued Cost of Sales	3,848,660	663,123
Accrued Payroll and Related	5,134,545	1,200,469
Accrued Taxes	1,739,295	364,462
Accrued Loss Reserve for Vendor Dispute	1,500,000	—
Accrued FCPA Costs	500,000	—
Accrued Other	2,616,745	623,953

	$15,680,080	$3,704,137

NOTE 15—Lines of Credit

We have lines of credit, short-term overdraft and credit facilities with various financial institutions in the countries in which our individual businesses reside. These facilities are generally secured by assets of the individual companies, such as accounts receivable and/or inventory, however some facilities are secured by personal guarantees of the individual company president and others are unsecured. The maturity terms of the facilities range from 30 days to three years, they expire at various dates through June 30, 2010, and bear interest at rates ranging from 6.7% to 17.0%.

At December 31, 2007 and 2006, the total amount outstanding under the lines of credit, short term overdraft and credit facilities was $9,888,121 and $657,281, respectively. At December 31, 2007, the maximum amount available under the lines of credit, short-term overdraft and credit facilities was $17,885,247 and the unused portions amounted to $7,997,126, subject (in certain cases) to the availability of having sufficient collateral under asset based lending arrangements.

Line of credit arrangements include facilities that may contractually expire or mature at various times prior or subsequent to December 31, 2008 or one year from the date of our most recent consolidated balance sheet. In accordance with EITF 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lock-Box Arrangement,” we have classified all lines of credit with contractual expiration or maturity dates more than one year from the balance sheet date as current liabilities since these arrangements generally feature lockbox arrangements and/or subjective acceleration clauses.

NOTE 16—Long-Term Debt

	2007	2006
Convertible Notes payable to SIBL under note agreements dated:
February 16, 2007	$25,300,000	$—
June 25, 2007	5,000,000	—
Convertible Note—SIBL (refinanced under the $25,300,000 Convertible Promissory Note payable to SIBL)	—	3,300,000
Laurus Master Funds Ltd. under a credit facility with Latin Node dated June 29, 2007,	5,500,000	—
Bank loans assumed in the acquisition of Desca under various short-term and long-term borrowing arrangements	9,633,294	—
Trade installment obligation assumed in the acquisition of Desca	291,029	—

Sub-Total	45,724,323	3,300,000
Unamortized discounts	(3,731,152)

Total long-term debt, net of unamortized discounts	41,993,171	3,300,000
Less: current portion of long-term debt	10,905,165	—

Long-Term Debt	$31,088,006	$3,300,000

Convertible Notes Payable to SIBL — A Related Party

$25.3 Million Convertible Note

On February 16, 2007, we entered into a Convertible Note Purchase Agreement with SIBL, an affiliate of SVCH, pursuant to which we issued a Convertible Promissory Note in the amount of $25.3 million and a warrant granting SIBL, and its assigns, the right to purchase up to 1,518,000 shares of common stock at $5.00 per share exercisable for a period of 7 years, with an aggregate fair value of $4,235,220. The Note has a four year term, with all principal being due and payable at maturity, and bears interest at an annual rate of 10%, accruing from issuance and payable on the 24-month anniversary of the date of the Note and then quarterly thereafter. We used the proceeds of this note (i) to provide bridge financing to, and to acquire a controlling interest in Latin Node; (ii) to refinance $3,300,000 of principal under a previously outstanding note payable to SIBL; and (iii) for general working capital purposes. The Note is secured by a pledge of all of the shares of capital stock of Latin Node held by us at any time.

In accordance with the provisions of EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” we evaluated whether the portion of proceeds from the Note that was used to refinance the principal balance of the old note payable to SIBL resulted in a constructive extinguishment of the old note. We determined that a substantial modification of the debt arose due to the change in terms of the new debt as compared to the debt being refinanced, specifically the addition of a conversion feature. Accordingly, a gain of $103,232 and corresponding increase in the rate discount was recognized in connection with the refinancing of the old note. The discount is being accreted into interest expense over the remaining term of the Note. The carrying value of the new note of $2,745,616 was recorded as part of, and is included in the value of, the Note.

The Note is convertible at the option of SIBL, in whole or in part, into shares of Series A Convertible Preferred Stock at an initial conversion price of $5.00 per share. The conversion price is adjustable only for standard anti-dilution provisions such as stock splits, stock dividends and similar types of recapitalization events. We evaluated the conversion feature embedded in the Note to determine whether under SFAS 133, such conversion feature should be bifurcated from its host instrument and accounted for as a free standing derivative. In performing this analysis, we determined that the Note meets the definition of a conventional debt instrument as defined in EITF 05-2 since it contains only standard anti-dilution provisions and the holders of these notes can only realize the benefit of the conversion option by exercising it and receiving the entire amount of proceeds in a fixed number of shares or cash at our option. Accordingly, the Note and related conversion option was accounted for in accordance with the provisions of EITF 98-5 and EITF 00-27.

We estimated the fair value of the warrant issued to SIBL using the Black-Scholes pricing model. Accordingly, we allocated a portion of the proceeds from the Note to the warrant based on the relative fair value of the note and warrants in accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“APB 14”). The relative fair value of the warrant, which amounted to $3,631,962, was recorded as a discount to the Note and a corresponding increase to additional paid in capital. This amount is being accreted to interest expense over the contracted term of the Note. The conversion option was not deemed to be beneficial because the effective conversion price embedded in the note, which amounted to $4.28 per share exceeded the fair value of the stock, which amounted to $4.17, on the commitment date on this financing transaction.

During the period from February 16, 2007 to December 31, 2007, accretion of the discount amounted to $817,074, which was recorded as a component of interest expense in the accompanying statement of operations. As of December 31, 2007, the carrying value of the Note, with a face value of $25,300,000, was $22,381,880. Contractual interest expense under this Note amounted to $2,337,826 which was recorded as a component of interest expense in the accompanying statement of operations and is also included in accrued expenses in the accompanying consolidated balance sheet as of December 31, 2007.

We incurred $1,958,728 of fees paid to SGC, an affiliate of SIBL, for facilitating this transaction. Amounts paid to SGC include $558,728 for the fair value of 200,000 common stock purchase warrants exercisable for 7 years at an exercise price of $5.00 per share and $1,400,000 of cash. These amounts have been recorded as deferred financing costs which are being amortized over the contractual term of the Note, which is four years. During the period from February 16, 2007 to December 31, 2007, amortization of these fees amounted to $428,472 which is recorded as a component of interest expense and other financing costs in the accompanying consolidated statement of operations for the year ended December 31, 2007.

The warrants granted to SIBL and SGC were valued using the Black-Scholes pricing model at $2.79 each utilizing the following assumptions:

Contractual term	7 years
Expected volatility	70%
Risk-free interest rate	4.684%
Expected dividend yield	0.00%
Exercise price	$5.00
Market price	$4.17

We agreed to register for resale, the shares of common stock issuable upon exercise of the warrants and conversion of the Note and preferred stock pursuant to the terms of a Registration Rights Agreement entered into simultaneously with the Convertible Note Purchase Agreement. This registration rights agreement, which provided for the payment of liquidated damages under certain circumstances, was terminated upon the completion of the Series B Preferred Stock financing transaction described in Note 19.

In connection with the sale of the Series B Preferred Stock and the granting of warrants as discussed in Note 19, SIBL cancelled the 1,518,000 investor warrants and the 200,000 agent warrants issued on February 16, 2007 to SIBL and SGC, respectively, and the related

Registration Rights Agreement. We issued new warrants to SIBL and SGC as replacement securities that are identical to the warrants issued to SIBL in the Series B Preferred Stock financing transaction. The 1,507,302 replacement warrants have a 5 year life and an exercise price of $0.001 per share. Assumptions relating to the fair value of the replacement warrants are also described in Note 19. We have not made any adjustments to the carrying amount of the deferred financing fees nor have we deemed it necessary to record any additional charges upon our issuance of the replacement warrants since such replacement warrants were issued for the same fair value.

$5.0 Million Convertible Note

On June 25, 2007, we closed on a second Convertible Note Purchase Agreement with SIBL, pursuant to which we issued a Convertible Promissory Note in the amount of $5.0 million and a warrant granting SIBL, and its assigns, the right to purchase up to 300,000 shares of common stock at $5.00 per share, with an aggregate fair value of $837,000. The Note has a four year term, with all principal being due and payable at maturity, and bears interest at an annual rate of 10%, accruing from issuance and payable on the 24-month anniversary of the date of the Note and then quarterly thereafter. The Note will, at the option of SIBL, be convertible, in whole or in part, into shares of Series A Convertible Preferred Stock at an initial conversion price of $5.00 per share. We used the proceeds solely to fund the operations of Latin Node. The Note is secured by a pledge of all of the shares of capital stock of Latin Node held by us at any time.

We estimated the fair value of the warrant issued to SIBL using the Black-Scholes pricing model. We allocated a portion of the proceeds from the Note to the warrant based on the relative fair values of the Note and warrant. The relative fair value of the warrant was $717,779 which we recorded as a discount to the Note and a corresponding increase to additional paid in capital. This amount is being accreted to interest expense over the contracted term of the Note. During the period from June 25, 2007 to December 31, 2007, accretion of the discount amounted to $104,676, which was recorded as a component of interest expense in the accompanying statement of operations. As of December 31, 2007, the carrying value of the Note with a face value of $5,000,000 was $4,386,897. Contractual interest expense under this Note amounted to $256,944 which was recorded as a component of interest expense in the accompanying statement of operations and is also included in accrued expenses in the accompanying consolidated balance sheet as of December 31, 2007.

We incurred $639,682 of fees paid to SGC for facilitating this transaction. Amounts paid to SGC include $139,682 for the fair value of 50,000 common stock purchase warrants exercisable for 7 years at an exercise price of $5.00 per share and $500,000 in cash. These amounts have been recorded as deferred financing fees which are being amortized over the contractual term of the Note, which is four years. During the period from June 25, 2007 to December 31, 2007, amortization of these fees amounted to $93,287 which is recorded as a component of interest expense and other financing costs in the accompanying consolidated statement of operations for the year ended December 31, 2007.

The warrants granted to SIBL and SGC were valued using the Black-Scholes pricing model at $2.79 each utilizing the following assumptions:

Contractual term	7 years
Expected volatility	70%
Risk-free interest rate	4.684%
Expected dividend yield	0.00%
Exercise price	$5.00
Market price	$4.17

We agreed to register the sale of the shares of common stock issuable upon exercise of the warrants and conversion of the Note and preferred stock pursuant to the terms of a Registration Rights Agreement entered into simultaneously with the Convertible Note Purchase Agreement. This registration rights agreement, which provided for the payment of liquidated damages under certain circumstances, was terminated upon the completion of the Series B Preferred Stock financing transaction described in Note 19.

In connection with the sale of the Series B Preferred Stock and the granting of warrants, as discussed in Note 19, SIBL cancelled the 300,000 investor warrants and the 50,000 agent warrants granted on June 25, 2007 to SIBL and SGC, respectively, and the related registration rights agreement. We issued new warrants to SIBL and SGC as replacement securities that are identical to the warrants issued to SIBL in the Series B Preferred Stock financing transaction. The 307,075 replacement warrants have a 7 year life and an exercise price of $0.001 per share. Assumptions relating to the fair value of the replacement warrants are also described in Note 19. We have not made any adjustments to the carrying amount of the deferred financing fees nor have we deemed it necessary to record any additional charges upon our issuance of the replacement warrants since such replacement warrants were issued for the same fair value.

Laurus Master Fund, Ltd. – Latin Node Credit Facility

On June 29, 2007, Latin Node consummated a $13.0 million debt financing transaction with Laurus. Pursuant to the terms of a Security Agreement and a Guaranty executed in connection with this financing, eLandia provided an unsecured guarantee of all present and future obligations and liabilities of Latin Node to Laurus.

Laurus extended financing to Latin Node in the form of a $7.5 million facility at an advance rate of up to 90% of Latin Node’s eligible accounts receivable. The Facility has a three year term and accrues interest at a rate equal to the Wall Street Journal Prime rate plus 2.5% per annum, subject to a floor of 10.0%. As of December 31, 2007, the Wall Street Journal prime rate was 7.25%. As of December 31, 2007, Latin Node borrowed $871,169 of the $7.5 million available and there was $6,628,831 of available credit, subject to advance rates on eligible accounts receivable.

In addition, Laurus extended financing to Latin Node in the form of a $5.5 million secured note secured by a first lien on all assets of Latin Node. The Note has a three year term and accrues interest at a rate equal to the Wall Street Journal Prime rate plus 3.5% per annum, subject to a floor of 11.0%. Interest payments are due monthly over the term of the loan commencing immediately, while principal payments are due in 24 equal monthly installments beginning July 1, 2008. The terms of the Note allow for optional redemption by paying 130% of the principal amount together with any accrued but unpaid interest. The Note is convertible into common stock of eLandia at a price of $5.00 per share if converted within one year or convertible at a price of $5.75 per share if converted after one year. The Security Agreement is subject to a servicing fee amounting to 3.5% of the total investment amount of $13.0 million, which was paid to Laurus in advance.

In connection with the Security Agreement, Laurus was granted 533,158 warrants to purchase shares of Latin Node common stock which represents 5.0% of Latin Node’s outstanding stock on a fully diluted basis as of the closing date of this transaction. The warrants have a nominal exercise price. We valued the warrants issued to Laurus using the Black-Scholes pricing model. The fair value of the warrants was initially recorded at $1,072,887 on our June 30, 2007 balance sheet.

We determined at the time of issuance, that the conversion feature embedded in the Note was not beneficial because the effective conversion price exceeded the fair value of eLandia’s common stock, which was $4.17 per share. As a result of the investigation of the FCPA Matter and the related restructuring that lead to ultimately charging the statement of operations for a $16,088,394 expense categorized as a Portion of a Purchase Price Charged Upon Acquisition of Latin Node, we revalued this amount down to $240,446.

The warrants are classified as a derivative liability that we are carrying at fair value, which amounted to $0 at December 31, 2007, in the accompanying consolidated balance sheet at December 31, 2007.

The warrants were valued using the Black-Scholes pricing model at $2.49 each utilizing the following assumptions:

Contractual term	10 years
Expected volatility	108%
Risk-free interest rate	5.029%
Expected dividend yield	0.00%
Exercise price	$0.01
Market price	$2.50

We incurred $1,189,752 of fees in this transaction including (i) $220,000 cash paid to SGC for facilitating this transaction, (ii) $231,250 cash paid to CIMA Capital Partners, LLC (“CIMA”), Latin Node’s financial advisory firm, (iii) $654,693 cash paid for legal and other fees for both Latin Node and Laurus, and (iv) $83,809 for the fair value of warrants issued to SGC to purchase up to 30,000 shares of eLandia common stock purchase at an exercise price of $5.75 per share exercisable for 7 years.

The warrants to purchase eLandia common stock in this transaction were valued using the Black-Scholes option pricing model at $2.79 each utilizing the following assumptions:

Warrant lives	7 years
Volatility	70%
Risk-free interest rate	4.684%
Exercise price	$5.00
Market price	$4.16

These amounts have been recorded as deferred financing fees which are being amortized over the contractual term of the Note, which is four years. During the period from June 25, 2007 to December 31, 2007, amortization of these fees amounted to $201,575 which is recorded as a component of interest expense and other financing costs in the accompanying consolidated statement of operations for the year ended December 31, 2007.

Pursuant to a registration rights agreement entered into with Laurus, we agreed to register the sale of the shares of our common stock issuable to Laurus upon conversion of the Note. We agreed to file the registration statement within 90 days of written demand by Laurus, which demand cannot be made prior to December 30, 2007. As discussed in Note 19, these registration rights were cancelled upon the execution of the assignment agreement between us and Laurus dated February 29, 2008.

Bank Loans Assumed in the Acquisition of Desca

Desca has various short-term and long-term loans with local banks with maturities ranging from 2 months to 10 years that bear interest at rates ranging from 6.5% to 28.0%. The loans have scheduled principal payments on either a monthly, quarterly or annual basis that, in aggregate, equate to approximately $645,000 per month and are secured by assets of Desca such as accounts receivable, vehicles, and/or personal guarantees from the officers and stockholders of Desca.

Trade Installment Obligation Assumed in the Acquisition of Desca

Desca is obligated under an installment loan with its principal supplier, bearing interest at 8.25%, with quarterly payments ranging from $70,545 to $75,000, and maturing in October 2008.

Credit Agreement with SIBL

Effective October 2, 2007, we entered into a Credit Agreement with SIBL, pursuant to which SIBL loaned us the principal sum of $5,500,000. The loan is evidenced by a secured promissory note that bears interest at an annual rate of 10% and has a maturity date, subject to earlier payment under certain circumstances, of no later than June 30, 2008. The Credit Agreement is secured by the assignment by us to SIBL of all of our rights, title, and interest under the Desca Credit Agreement. We used $5,000,000 of the proceeds to make the loan to Desca and the remaining $500,000 was used to pay certain expenses. As discussed in Note 19, effective November 21, 2007, this loan was converted into an investment in our Series B Preferred Stock.

Maturities of notes payable are as follows as of December 31, 2007:

For the Year Ending December 31,	Related Party	Non-Related Party	Total
2008	$—	$10,955,147	$10,955,147
2009	—	2,812,139	2,812,139
2010	—	1,438,795	1,438,795
2011	30,300,000	58,639	30,358,639
2012	—	54,992	54,992
Thereafter	—	104,611	104,611

Total	$30,300,000	$15,424,323	$45,724,323

NOTE 17—Capital Lease Obligations

We are obligated under various capital leases under which the aggregate present value of the minimum lease payments amounted to $3,060,434. The present value of the minimum lease payments was calculated using discount rates ranging from 9.0 % to 14.0%. The remaining principal balance on these obligations amounted to $2,515,216 at December 31, 2007, including $1,517,102 included in the current portion of capital lease obligations in the accompanying balance sheet at December 31, 2007.

The future minimum lease payments under all capital leases at December 31, 2007 are as follows:

For the Year Ending December 31,
2008	$1,916,715
2009	1,184,229
2010	407,816
2011	138,472
2012	69,523
Thereafter	—

3,716,755
Less Amounts Representing Interest	1,201,539

Principal Portion	2,515,216
Less Current Portion	1,517,102

Capital Lease Obligations, net of Current Portion	$998,114

The capital lease obligations are collateralized by underlying vehicles and equipment. As of December 31, 2007 and 2006, the gross amount of property and equipment under non-cancelable capital leases was $1,519,974 and $265,599, respectively, and the amount of accumulated amortization was $563,930 and $106,937, respectively.

NOTE 18—Commitments and Contingencies

Operating Lease Agreements

We lease certain network sites, office and warehouse space as well as machinery, vehicles, data processing and other equipment under lease agreements that expire at various dates through March 2019. Certain leases have renewal options at reduced rates and provisions requiring us to pay maintenance, property taxes and insurance. Generally, all rental payments are fixed. For the years ended December 31, 2007 and 2006, the rent expense for all operating leases was $1,879,923 and $996,113, respectively. Future minimum commitments on the above agreements are as follows:

For the Year Ending December 31,	Related Party *	Non-Related Party	Total
2008	739,724	4,684,293	$5,424,017
2009	830,775	2,431,668	3,262,443
2010	308,960	900,354	1,209,314
2011	130,618	190,876	321,494
2012	130,618	131,671	262,289
Thereafter	653,090	0	653,090

Total	$2,793,785	$8,338,862	$11,132,647

*	See Note 21.

Employment Agreements

We have entered into employment agreements with several of our executives and key officers for initial terms of one to five years, which can or will be renewed for an additional one to two years thereafter, unless written notice is provided by the respective parties. The agreements provide, among other things, for the payment of aggregate annual base salaries of approximately $1,788,750, as well as such incentive compensation and discretionary bonuses as the Board of Directors may determine. In addition, the employment agreements provide for up to twelve months of severance compensation for terminations under certain circumstances. Aggregate potential severance compensation amounted to approximately $1,159,000 at December 31, 2007.

As more fully described in Note 24, on January 23, 2008, we terminated the employment of our General Counsel and Senior Vice President and on January 29, 2008, we terminated the employment of our Chief Executive Officer. In addition, on February 22, 2008, the COO – Latin Node resigned from his position.

As described in Note 24, effective February 28, 2008, we amended our Chief Financial Officer’s employment agreement to provide him a base salary of $250,000, accelerated vesting of previously granted options, severance compensation for termination under certain circumstances and a $50,000 signing bonus.

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

Venezuela

In recent years Venezuela has experienced political challenges, difficult economic conditions, relatively high levels of inflation, and foreign exchange and price controls. The President of Venezuela has the authority to legislate certain areas by decree, and the government has nationalized or announced plans to nationalize certain industries and to expropriate certain companies and property. These factors may have a negative impact on our business and our financial condition.

Pending Legal Matters

On February 6, 2006, an action against the Company was commenced in the Sixth Judicial Circuit Court in Pasco County, Florida by Cornerstone Businesses, Inc. In a complaint related to a subcontractor agreement between Cornerstone Businesses, Inc. and Midwest Cable Communications of Arkansas, Inc., Cornerstone Businesses, Inc. sought relief based upon claims of breach of contract, tortuous interference with a contractual right, tortuous interference with a business relationship and fraud and negligent misrepresentation. This claim was settled in the first quarter of 2008 for $60,000.

During 2003, Latin Node, our recently acquired 80% owned subsidiary, disputed certain billing transactions from a Colombian telecommunications provider. In September 2003, Latin Node filed a lawsuit against Citibank NA (“Citibank”) regarding a letter of credit in the amount of $350,000 held by Citibank in favor of the Colombian telecommunications provider. In addition, Latin Node filed a motion to prevent the payment of the letter of credit and requested the release of the Certificate of Deposit held by Citibank. During the third quarter of 2007, a settlement was reached with the Colombian telecommunications provider. Under the terms of the settlement agreement, Latin Node terminated the letter of credit, cashed the Certificate of Deposit securing the letter of credit and paid $262,500 to the Colombian telecommunications provider. In addition, the Colombian telecommunications provider returned the equipment owned by Latin Node that was residing on the premises of the Colombian telecommunications provider.

On January 22, 2008, an action was commenced against Latin Node, Inc. in the 11th Judicial Circuit in and for Miami-Dade County, Florida, by Juan Pablo Vasquez, Olivia de la Salas, and Gloria Vasquez, former employees of Latin Node, Inc. (the “Plaintiffs”). The Plaintiffs were terminated with “cause” by Latin Node and have brought an action for breach of contract. The Plaintiffs seek damages (including but not limited to severance pay and compensation for accrued but unused vacation pay), together with attorneys’ fees. Latin Node intends to vigorously defend itself against this action; however it is not possible at this time to predict the outcome or range of loss, if any, that this matter may have on our financial position and results of operations.

Latin Node FCPA Investigation and Vendor Litigation

On September 14, 2007, we engaged in a review of Latin Node’s internal controls and legal compliance procedures within its finance and accounting departments as a part of our acquisition and integration of Latin Node. As a result of this review, certain past payments made to third parties in Central America were identified as having been made in the absence of adequate records and controls for a U.S. public company. We have initiated an internal investigation to determine whether any direct or indirect payments by employees of Latin Node or consultants used by Latin Node prior and subsequent to its acquisition by us were made in violation of the FCPA. The internal investigation of the FCPA matter is being conducted by a Special Committee of our Board of Directors. The Special Committee has retained independent legal counsel to assist in the investigation of the FCPA matter.

The internal investigation has preliminarily revealed that certain payments from Latin Node were made in violation of the FCPA. Based on the preliminary results of the internal investigation of the FCPA matter, Latin Node and/or eLandia may be subject to fines and penalties assessed by governmental authorities, and will incur substantial expenses associated with investigating the

FCPA matter, responding to government inquiries and other matters arising from the acquisition of Latin Node. On April 3, 2008, the Department of Justice issued a subpoena requesting certain information from us in connection with our investigation of the FCPA matter. The investigation of the FCPA matter has not been completed, and accordingly, there is no assurance that additional adjustments, which could be material, will not be necessary.

We have also discovered that one of Latin Node’s primary telecommunications vendors has disputed the amounts owed to it by Latin Node, claiming that it was underpaid by approximately $4.4 million. This vendor accounted for approximately 16.1% of Latin Node’s 2007 cost of sales and has terminated its contract with Latin Node effective as of November 2, 2007. Although we have not received formal notice of a legal claim, we are currently reviewing the basis for this claim and we intend to vigorously defend any legal claim that may arise from these disputed amounts. We have recorded $1,500,000 in our consolidated financial statements related to the possible outcome of this matter.

Vendor Concentrations

For the year ended December 31, 2007, approximately 39% of our cost of revenue for product sales was purchased from a single vendor. At December 31, 2007, the amount due to this vendor was approximately 48% of our total accounts payable at December 31, 2007. For the year ended December 31, 2006, approximately 21% of our cost of revenue for product sales was purchased from a single vendor; however, the amount due to that vendor at December 31, 2006 was not significant.

While we believe that alternative sources of these products are available, we have yet to identify sources other than this vendor that has the ability to deliver these products to us within the time frames and specifications that we currently demand. The loss of this vendor could result in a temporary disruption of our operations. The amount of revenue at risk approximates $26.8 million.

General Legal Matters

From time to time, we are involved in various other legal matters. At December 31, 2007, management does not believe that any pending matters (except as disclosed herein) are material to the consolidated financial statements.

NOTE 19—Stockholders’ Equity

Description of Authorized Capital

We are authorized to issue up to 85,000,000 shares of stock including; 50,000,000 shares of common stock with a par value of $0.00001 per share and up to 35,000,000 shares of preferred stock with a par value of $0.00001 per share.

The preferred stock may be issued in series, with designations, preferences, conversion rights, cumulative, relative participating, optional or other rights, qualifications, limitations or restrictions as determined by our Board of Directors. We are currently authorized to issue the following series of preferred stock:

•

Series A Convertible Preferred Stock, $0.00001 par value; 6,500,000 shares authorized; -0- shares issued and outstanding. The Series A Convertible Preferred Stock is convertible into shares of common stock at a conversion price of $5.00 per share and has a liquidation preference whereby holders of the Series A Convertible Preferred Stock shall be entitled to receive $5.00 per share prior to the distribution of any assets to the holders of any common stock, and then shall be entitled to share with the holders of the common stock, the remaining assets available for distribution.

•

Series B convertible preferred stock, $0.00001 par value; 5,185,185 shares authorized; 4,740,741 shares issued and outstanding. The Series B Preferred Stock is convertible into common shares at a conversion price of $6.75 per share and has a liquidation preference whereby holders of the Series B Preferred Stock shall be entitled to receive $6.75 per share prior to the distribution of any assets to the holders of any common stock or other class of capital stock or equity.

Common Stock Issuance

On July 22, 2005, we entered into an agreement to purchase 100% of the membership interests of AST, which was majority owned (approximately 65%) by SVCH. On the effective date of the acquisition, January 31, 2006, we issued a total of 4,225,726 shares of its common stock of which 2,739,008 shares were issued to SVCH, AST’s majority interest owner and 1,486,718 shares to AST’s minority interest owners. Such acquisition has been valued at $7,470,418.

On July 22, 2005, we entered into an arrangement agreement with the operating subsidiaries of Datec, a New Brunswick, Canada corporation. Datec is a publicly-traded company on the Toronto Stock Exchange. Datec’s operating subsidiaries provide information technology and services in Australia, Fiji, New Zealand, Papua New Guinea, Samoa, the Solomon Islands, Tonga, and Vanuatu. In connection with the acquisition of the operating subsidiaries of Datec, we issued 4,085,126 shares of common stock, with a value of $15,320,251.

In connection with the acquisitions of AST and Datec, SVCH and Stanford Financial Group (“SFG”) agreed that they would contribute an aggregate of $13,357,886 of certain debt and related accrued interest into equity. As such, on January 31, 2006, SVCH contributed $2,821,596, including accrued interest of $321,596, due under a secured revolving note and $10,185,397, including accrued interest of $1,685,387, due under a loan and security agreement to equity and SFG contributed $350,893, including accrued interest of $50,893, due under a promissory note to equity.

During May 2006, we issued 24,000 shares of common stock pursuant to a Director compensation policy approved by the Board of Directors during December 2005. Such shares were issued in 2006 to the four non-management board members in consideration for their services on the Board and its committees. We recorded compensation expense based on the fair market value at the time the shares are earned. The fair value of these shares, which amounted to $100,000, is included in general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2006.

In June 2006, we made a final payment of $565 to our former Chief Executive Officer under a previously settled stock compensation arrangement.

During February 2007, we issued 27,000 shares of common stock pursuant to a director compensation plan adopted by the Board of Directors during December 2005. Such shares were issued in 2007 to the six non-management Board members in consideration for their services as members of the Board and its committees. We recorded a stock based compensation charge amounting to $112,590 based on the fair market value at the date of issuance.

During June 2007, we issued 54,001 shares of common stock pursuant to a stock purchase agreement between us and the Chief Financial Officer dated July 29, 2005. Accordingly, we recorded a stock based compensation charge amounting to $225,185 based on the fair market value at the date of issuance.

As described in Note 5, on February 16, 2007, we issued 375,000 shares of common stock with an aggregate fair value of $1,563,750 as partial purchase consideration paid to the sellers of Latin Node.

In December 2007, SIBL and its assigns exercised warrants to purchase 3,513,000 shares of our common stock at $0.001 per share. As a result, we issued 3,513,000 shares of common stock in consideration for $3,513.

Series B Convertible Preferred Stock Private Placement

Effective November 21, 2007, we entered into a purchase agreement with SIBL, pursuant to which SIBL agreed to purchase from us for an aggregate purchase price of $35,000,000 (i) up to 5,185,185 shares of our Series B Preferred Stock; and (ii) warrants granting to SIBL, and/or its assigns, the right to purchase up to 3,638,000 shares of our common stock.

The shares of Series B Preferred Stock are, at the option of SIBL, convertible, in whole or in part, into shares of our common stock at an initial conversion price of $6.75 per share. The proceeds received in this financing transaction were used solely to:

(i) reimburse SIBL all of its fees and transaction expenses incurred in connection with the Purchase Agreement;

(ii) acquire a majority ownership and controlling interest in Desca pursuant to the Unit Purchase Agreement as amended; and

(iii) provide up to $6,000,000 for our general working capital needs.

Further, Desca is to use the proceeds from the sale of the Series A Preferred Units as follows:

(i) up to $5,000,000 to fund the purchase of existing ownership interests in Desca from its existing members;

(ii) $4,000,000 to fund Desca’s capital expenditures (managed services, mobile readiness, public sector);

(iii) $5,000,000 for Desca’s general working capital purposes; and

(iv) $12,000,000 to fund Desca’s future expansion.

The warrants are exercisable by SIBL and its assignees for five years and have an exercise price of $.001 per share.

During the fourth quarter of 2007, we received aggregate gross proceeds of $32,000,000 (including the conversion of a $5,500,000 secured promissory note as described in Note 16), in exchange for the issuance to SIBL of 4,740,741 shares of our Series B Preferred Stock at $6.75 per share and warrants to purchase up to 3,638,000 shares of our common stock. These warrants have an aggregate fair value of $11,568,840 and include 1,595,038 warrants with an aggregate fair value of $5,048,151 which specifically replaced 1,818,000 warrants of equal fair value issued to SIBL in the convertible note transactions discussed in Note 16. The remaining 2,042,962 warrants, having an aggregate fair value of $6,520,689, were deemed to be purchased in this transaction.

In accordance with APB 14, the effective conversion price embedded in the Series B Preferred Stock was $4.72 per share based upon the allocation of proceeds received in this transaction to the fair value of the Series B Preferred Stock and the fair value of the warrants deemed to be purchased in connection with this transaction. Accordingly, the fair value of the warrants surrendered of $5,048,151 was deducted from the gross value of the warrants issued of $11,568,840 for purposes of allocating the proceeds received in the financing transaction. The conversion option was not deemed beneficial because the effective conversion price of $4.72, which we calculated in accordance with EITF 00-27, exceeded the commitment date fair value of the stock which amounted to $3.18.

The fair value of the warrants issued to SIBL was valued using the Black-Scholes pricing model at $3.18 each utilizing the following assumptions:

Contractual term	5 years
Expected volatility	57%
Risk-free interest rate	3.356%
Expected dividend yield	0.00%
Exercise price	$0.001
Market price	$3.18

In connection with this transaction, we paid issuance costs totaling $2,952,860, which includes (i) $2,450,000 of cash paid for fees to SGC; (ii) $233,231 of cash paid for legal and other costs; and (iii) $269,629 for the fair value of 259,259 common stock purchase warrants issued to SGC as an advisory fee. The warrants are exercisable for five years at an exercise price of $6.75 per share.

The 259,259 warrants issued to SGC include 219,340 warrants which specifically replaced 250,000 warrants issued to SGC in the convertible note transaction discussed in Note 16. The remaining 39,919 warrants were deemed to be issued in this transaction as an advisory fee to SGC.

In addition, as discussed above, SIBL exercised 3,513,000 warrants and, accordingly, 3,513,000 shares of common stock were issued.

Pursuant to the terms of the Purchase Agreement, we entered into a Registration Rights Agreement with SIBL pursuant to which we agreed to prepare and file a registration statement with the SEC by March 31, 2008. The registration statement will register the resale of the shares of common stock issuable upon conversion of the Series B Preferred Stock and exercise of the Warrants. Pursuant to a second preferred stock purchase agreement with SIBL dated February 20, 2008, the requirement to file a registration statement with the SEC by March 31, 2008 was amended to require filing of a registration statement with the SEC upon ninety days prior written notice from SIBL.

Common Stock Purchase Warrants

As more fully described in Note 16, we issued the following common stock purchase warrants:

•

In connection with the $25.3 million convertible note, we issued SIBL and its assigns warrants to purchase 1,518,000 shares of our common stock at an exercise price of $5.00 per share. In addition, we also issued warrants to SGC to purchase 200,000 shares of our common stock at an exercise price of $5.00 per share as a fee for facilitating the transaction.

•

In connection with the $5.0 million convertible note, we issued SIBL and its assigns warrants to purchase 300,000 shares of our common stock at an exercise price of $5.00 per share. In addition, we also issued warrants to SGC to purchase 50,000 shares of our common stock at an exercise price of $5.00 per share as a fee for facilitating the transaction.

•	In connection with the Laurus credit agreement, we issued SGC warrants to purchase 30,000 shares of our common stock at an exercise price of $5.75 per share.

As discussed above, during the fourth quarter of 2007, in connection with the Series B Preferred Stock Purchase Agreement, we issued SIBL warrants to purchase 3,638,000 shares of our common stock at an exercise price of $.001 per share. We also issued SGC warrants to purchase 259,259 shares of our common stock at an exercise price of $6.75 per share as a fee for facilitating this transaction.

As part of the Preferred Stock Purchase Agreement, SIBL and SGC surrendered warrants to purchase 1,818,000 shares and 250,000 shares, respectively, of our common stock previously issued to them and replaced them with the 3,638,000 warrants and 259,259 warrants, respectively, noted above.

A summary of warrant activity for the year ended December 31, 2007 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2007	—	$—
Issued	5,995,259	2.046
Exercised	(3,513,000)	0.001
Forfeited	(2,068,000)	5.000

Outstanding at December 31, 2007	414,259	$4.641

Weighted Average Fair Value Issued During the Period		$2.951

NOTE 20 – Income Taxes

The domestic and foreign components of income (loss) before income taxes from continuing operations are as follows:

	Year ended December 31,
	2007	2006
Domestic	$(36,478,636)	$(3,748,603)
Foreign	(326,452)	425,374

Income (loss) from continuing operations before provision for income taxes	$(36,805,088)	$(3,323,229)

The provision (benefit) for income taxes from continuing operations is as follows:

	Year ended December 31,
	2007	2006
Current tax provision (benefit):
U.S. Federal	$—	$—
State and local	88,458
Foreign	1,163,110	1,843,078

Total current	1,251,568	1,843,078

Deferred tax provision (benefit)
U.S. Federal	(254,432)	(2,974,648)
State and local	—	—
Foreign	(9,805,624)
Valuation Allowance	9,604,395	2,211,060

Total deferred	(455,661)	(763,588)

Total provision	$795,907	$1,079,490

Deferred income taxes are provided for the tax effects of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. Significant temporary differences at December 31, 2007 and 2006:

	December 31,
	2007	2006
Current deferred tax assets (liabilities):
Allowance for doubtful accounts	$292,796	$214,245
Inventory	132,137	233,020
Depreciation	324,192	—
Accrued compensation liabilities	308,970	201,945
Sale Leaseback	83,366	—
Loss Carryover	15,577
Other	11,456
Valuation allowance	(6,147)	—

Total current deferred tax asset	1,162,347	649,210

Non-current deferred tax assets (liabilities):
Depreciation	(39,619)	(45,321)
Amortization of intangibles	777,267	—
Sale/Leaseback	96,524
Other	—	159,699
Tax loss carryover	19,165,041	10,344,060
Valuation allowance	(19,942,308)	(10,344,060)

Total non-current deferred tax asset (liability)	56,905	114,378

Net deferred tax assets	$1,219,252	$763,588

Datec, Desca and Latin Node entities operate in different countries and are subject to taxation in separate jurisdictions. Therefore, we are required to calculate and provide for income taxes in each of the separate jurisdictions on a global basis and the net operating losses of unprofitable entities cannot be used to offset the income of more profitable entities. This involves making judgments regarding the recoverability of deferred tax assets which can affect the overall effective tax rate. In addition, changes in the geographic mix or estimated level of pre-tax income can affect the overall effective tax rate.

At December 31, 2007, we had net operating loss carryovers for United States income tax purposes of approximately $50,808,476 which expire through 2027 and foreign net operating loss carryovers of approximately $6,084,571, of which $4,575,335 will expire through 2013 and approximately $1,509,236 have no expiration. Approximately $13,809,711 of the U.S. losses are subject to limitation under Internal Revenue Code Section 382. As of December 31, 2007, $56,842,798 of our loss carryovers are offset by valuation allowances.

Tax years in which net operating loss carryovers were created remain open for examination until the related carryovers are either utilized in future periods or expire. Open tax years for U.S. federal, state and local jurisdictions include the tax periods ended December 31, 2004, through December 31, 2006. Open tax years for New Zealand, Australia and certain other Latin American jurisdictions include the tax periods ended December 31, 2000, through December 31, 2006. The Company is not currently under examination in any jurisdiction.

SFAS 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In making this assessment, management considers the level of historical taxable income, scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income. The valuation allowance of $19,948,455 is comprised of $19,165,041 that relates to the deferred tax asset for net operating losses ($17,274,881 of which is U.S. Federal and $1,890,160 of which is foreign) that management has determined will more likely than not expire prior to realization and $783,414 which relates to deferred tax assets on U.S. temporary differences that management estimates will not be realized due to our U.S. tax losses.

As described in Note 4, we adopted Interpretation No. 48 “Accounting for Uncertainty in Income Taxes and interpretation of FASB 109 (“FIN 48”) on January 1, 2007. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. The impact of our reassessment of our tax positions in accordance with the requirements of FIN 48 did not have a material impact on our consolidated financial position and results of operations.

We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in our consolidated statement of operations. Based on our evaluation, we determined that it was necessary to record an additional provision with respect to the 2005 and 2006 tax years. Our policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

There have not been any material changes in our liability for unrecognized tax benefits, including interest and penalties, during the year ended December 31, 2007. We do not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The following is a reconciliation of the U.S. statutory income tax rate to the effective tax rate from continuing operations:

	As of December 31
	2007	2006
U.S. statutory rate	(34.0)%	(34.0)%
Meals & Entertainment	0.2%	0.3%
Stock based compensation	1.0%	—
Intercompany revenue	1.6%	—
State income tax, net of federal benefit	0.2%	—
Taxes related to foreign income	3.2%	1.5%
Latinode acquisition charge	22.0%	—
Other nondeductible items		(1.8)%

	(5.8)%	(34.0)%
Valuation allowance	8.0%	66.5%

Effective tax rate	2.2%	32.5%

No provision was made for U.S. or foreign taxes on undistributed earnings of foreign subsidiaries as such earnings are considered to be permanently reinvested. Such earnings have been and will continue to be reinvested but could become subject to additional tax if they were remitted as dividends, or were loaned to the Company or a U.S. affiliate, or if the Company should sell its stock in the foreign subsidiaries. It is not practicable to determine the amount of additional tax, if any, that might be payable on the undistributed foreign earnings.

Effective January 1, 2004, the American Samoa Government, approved a ten year tax exemption for the members of AST for all income and excise taxes incurred within the Territory of American Samoa. The exemption was given for the purpose of promoting economic activity and employment within the Territory of American Samoa. AST must continue to meet certain investment requirements in order for the exemption to continue. We account for AST as a discontinued operation. Accordingly, no income taxes have been recognized with respect to AST.

NOTE 21—Related Party Transactions

Datec

During March 2005, one of the Datec operating subsidiaries that we subsequently acquired, sold its building in Fiji for approximately $1,560,000 to Kelton Investments Limited, an entity with which an officer and a director of the Company are affiliated (“Kelton”) resulting in a gain of $261,687. Michael J. Ah Koy, our former acting Chief Executive Officer and current President of Business Development, is affiliated with Kelton. Moreover, Sir James M. Ah Koy, a director, is also affiliated with Kelton. Simultaneously with the sale of the building to Kelton, we entered into a lease agreement with Kelton to lease back such building for a period of three years with certain renewal options. The $261,687 gain recognized on the sale was deferred and is being amortized into income over the three year lease term (representing the lease term for the building). Accordingly, as of December 31, 2007 and 2006, $19,830 and $99,148, respectively, has been deferred. We amortized $79,319 as a gain in the statement of operations for each of the years ended December 31, 2007 and 2006.

During March 2005, one of the subsidiaries that we subsequently acquired, sold a building in Papua New Guinea for approximately $3,470,000 to Pacific Rumana (“Rumana”) which is collectively owned by Kelton and Steamships, Inc., a 50% minority interest holder for Datec PNG (“Steamships”), resulting in a gain of $1,286,985. On September 25, 2005, Datec PNG entered into a lease agreement with Rumana to lease back such building for a period of one year from April 2005 to March 2006. Since then, we continue to rent the building pursuant to an oral agreement. We rented the building for an additional four years commencing April 1, 2006 and terminating on March 31, 2010. As of December 31, 2007 and 2006, $579,143 and $836,541, respectively has been deferred. We amortized $257,399 as a gain in the statement of operations for each of the years ended December 31, 2007 and 2006.

During the year ended December 31, 2006, Kelton advanced our operating subsidiary, Datec Fiji Limited, a total of $130,464. Pursuant to an oral agreement between Kelton and us, the balance due accrued interest at the rate of 13% per annum. The amount was payable upon demand, and we had the right to prepay, in whole or in part, without penalty. This amount was paid in full in December 2006.

eLandia North America

Effective January 4, 2007, we entered into an agreement with SGC, an affiliate of our majority stockholder, whereby SGC will serve as (i) our exclusive financial advisor in connection with possible merger, acquisition or other form of entity combination involving eLandia, and (ii) our exclusive placement agent in the proposed placement of our securities. As compensation for services to be provided, we agreed to pay SGC the greater of a non-refundable monthly retainer of $15,000 for the term of the engagement, as well as reimburse SGC for all reasonable out of pocket expenses, or transaction based fees as described below. We agreed to pay SGC a placement fee equal to 7% of the gross proceeds of any equity placement and 4% of the gross proceeds of any debt placement, as well as warrants to purchase shares representing a percentage of the securities sold in connection with the placement: 5% in connection with an equity placement and 2.5% in connection with a debt placement. The warrants will range from five to seven years, will be exercisable at the exercise price or conversion price of the securities sold and will contain standard provisions regarding cashless exercise, anti-dilution and other customary terms. In connection with a business combination, we agreed to pay SGC an advisory fee equal to 3% of the consideration paid or received in connection with the business combination. During year ended December 31, 2007, in connection with the Laurus financing, the funding of the Latin Node acquisition, the sale of the Series B Preferred Stock, and the funding of the Desca acquisition, we paid SGC $5.17 million in cash, issued 250,000 warrants to purchase eLandia common stock at $5.00 per share (which were subsequently cancelled), issued 30,000 warrants to purchase eLandia common stock at $5.75 per share, and issued 259,259 warrants to purchase eLandia common stock at $6.75 per share. We valued the 250,000 warrants with an exercise price of $5.00 and the 30,000 warrants with an exercise price of $5.75 per share at $2.79 per share using the Black-Scholes pricing model. This amount has been recorded as deferred financing costs and is amortized into interest expense and other financing costs over the life of the debt of four years. We valued the 259,259 warrants with an exercise price of $6.75 per share at $1.04 per share using the Black-Scholes pricing model. This amount has been recorded as a charge against additional paid in capital, however as this amount pertains to the issuance of preferred stock, the net effect on additional paid in capital is zero.

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

As more fully described in Note 19, effective November 21, 2007, we entered into a Purchase Agreement with SIBL, pursuant to which SIBL has agreed to purchase from us for an aggregate purchase price of $35,000,000 (i) up to 5,185,185 shares of our Series B Preferred Stock; and (ii) warrants granting to SIBL, and/or its assigns, the right to purchase up to 3,638,000 shares of our common stock. In consideration for facilitating the investment by SIBL into eLandia, SGC was paid a fee of $2,450,000 and was issued five-year warrants granting to SGC, and/or its assigns, the right to purchase up to 259,259 shares of our common stock. These warrants are exercisable at a price of $6.75 per share.

During the year ended December 31, 2007, we paid $90,000 to a director for services rendered for his extensive business experience and professional relationships in Fiji and other Pacific Island Nations. We have in the past and may again in the future engage this director on a consulting basis to assist with special projects.

NOTE 22—Stock Options

As discussed in Note 4, we adopted SFAS No. 123(R) as of January 1, 2006 and have applied the provisions of SAB 107. Upon the adoption of SFAS No. 123(R), we used the modified prospective transition method. The accompanying consolidated statement of operations for the year ended December 31, 2006 reflect no impact of the adoption of SFAS No. 123(R), since we did not have any unvested options at December 31, 2006, nor were there any grants during the year ended December 31, 2006. In July 2007, the Board of Directors authorized the creation of the 2007 Stock Option and Incentive Plan (“SOIP”), which authorizes the issuance of equity grants of up to 2,606,700 shares to certain key employees. On September 7, 2007, this action was approved by a majority vote of the stockholders.

Options granted under the SOIP vest over periods of four years with 25% vesting on the 12 month anniversary of the date the options were granted and monthly vesting thereafter of 1/48th of the original grant. The options expire no later than ten years from the date of grant. Compensation cost arising from stock-based awards is recognized as expense using the straight-line method over the vesting period and is included in selling, general and administrative expense in our consolidated statements of operations.

On December 3, 2007, our Board of Directors granted stock options to purchase an aggregate of 1,412,200 shares of our common stock at $3.18 to employees under the SOIP. For the year ended December 31, 2007, our total stock-based compensation expense was $407,198, which includes $69,423 of compensation expense for stock options and $337,775 of compensation expense for shares of common stock granted to directors and executive officers for services performed. As of December 31, 2007, there was $3,263,369 of total unrecognized compensation cost related to unvested stock-based awards, which we expect to recognize over the remaining weighted average vesting term of approximately four years. We have not recorded any net income tax benefit related to stock-based compensation for the year ended December 31, 2007.

The options were valued using the Black-Scholes pricing model at $2.36 each utilizing the following assumptions:

Expected term	7 years
Expected volatility	79%
Risk-free interest rate	3.943%
Expected dividend yield	0.00%
Exercise price	$3.18
Market price	$3.18

A summary of stock option activity under the SOIP for the year ended December 31, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price
Options Outstanding at December 31, 2006	—	$—
Granted	1,412,200	3.18
Exercised	—	—
Canceled	—	—

Options Outstanding at December 31, 2007	1,412,200	$3.18

The following table summarizes options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$3.18	1,412,200	9.79	$3.18	—	—

The expected term of stock options represents the average period the stock options are expected to remain outstanding and is calculated using the approach prescribed by SAB 107 for “plain vanilla” options. We used this approach as we did not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The expected stock price volatility for our stock options was determined by examining the historical volatilities for industry peers and using an average of the historical volatilities of our industry peers as we did not have any trading history for our common stock. We will continue to analyze the historical stock price volatility and expected term assumption as more historical data for our common stock becomes available. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of our stock options. The expected dividend assumption is based on our history and expectation of dividend payouts.

In addition, SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeiture rates were evaluated separately for officer and key employee grants and all other grants. The forfeiture rate for officer and key employee grants was estimated at zero as these positions are expected to remain employed through their vesting dates. The forfeiture rate for all other grants was estimated at 10%, however the effect of this forfeiture rate is not significant for options granted during the year ended December 31, 2007 as the substantial majority of the options granted were to officers and key employees.

NOTE 23—Segment Information

We operate and manage our operations based on the following segments:

•	South and Central America – Information Technology;

•	South and Central America – Telecommunications;

•	Papua New Guinea;

•	Fiji and other Pacific Island Nations; and

•	North America, including the Caribbean.

Below is a summary of the results by segment for the year ended December 31, 2007:

	South and Central America Telecommunications (1)	South and Central America Information Technology (2)	Papua New Guinea	Fiji and Other Pacific Island Nations	North America (3)	Discontinued Operations (4)	Total
Revenue	$68,497,304	$29,850,303	$34,331,566	$9,971,823	$—	$—	$142,650,996
Portion of purchase price charged upon acquisition of Latin Node	20,626,802	—	—	—	—	—	20,626,802
Write-off of telecommunications licenses	2,953,749	—	—	—	—	—	2,953,749
Minority interest in net income of subs	—	(88,757)	(995,401)	—	—	—	(1,084,158)
Net income (loss)	(30,376,334)	251,307	328,494	(1,479,702)	(7,408,913)	1,235,462	(37,449,685)
Depreciation and amortization	1,393,561	135,847	1,366,244	356,541	16,024	—	3,268,217
Amortization of intangible assets	—	363,548	1,033,680	317,332	332,251	—	2,046,811
Net interest expense	(964,516)	(170,077)	(57,642)	(246,148)	(3,026,915)	—	(4,465,298)
Identifiable assets	$24,008,741	$89,860,437	$21,954,646	$6,282,623	$3,163,678	$13,728,525	$158,998,650

(1)	Represents results of operations for Latin Node from June 29, 2007 to December 31, 2007. On January 28, 2008, we decided to dispose of our Latin Node operations and began a search for potential buyers. As of the date of this filing, we have not and do not expect our search for a potential buyer of our Latin Node operations to be successful. Latin Node is currently evaluating the best course of action for its customers and suppliers and expects to make a definitive decision on the future of this business during the second quarter.
(2)	Represents results of operations for Desca from November 21, 2007 to December 31, 2007.
(3)	Includes the gain on sale of a telecommunications license held for sale of $1,842,875.
(4)	Represents the operations that have been discontinued including the eLandia predecessor companies which were classified as discontinued in January 2005 and AST which was classified as discontinued in December 2007 as discussed in Note 6.

Below is a summary of the results by segment for the year ended December 31, 2006:

	Papua New Guinea (1)	Fiji and Other Pacific Island Nations (1)	North America	Discontinued Operations (2)	Total
Revenue	$28,137,339	$10,024,349	$—	$—	$38,161,688
Minority Interest in net income of subs	(1,201,744)	—	—	—	(1,201,744)
Net income (loss)	254,200	(2,118,158)	(3,740,505)	484,268	(5,120,195)
Depreciation and amortization	996,912	332,580	35,861	—	1,365,353
Amortization of intangible assets	947,543	290,889	—	—	1,238,432
Net interest expense	1,729	(223,706)	(284,795)	—	(506,772)
Identifiable assets	16,880,658	12,425,652	1,266,855	12,039,068	42,612,233

(1)	Results of operations for Papua New Guinea and Fiji and other Pacific Island Nations are for the eleven month period from February 1, 2006 through December 31, 2006.
(2)	Represents the operations that have been discontinued in January 2005 and December 2007 as discussed in Note 6.

NOTE 24—Subsequent Events

Resignation of Executives

Effective January 23, 2008, Laura Janke Jaeger, our Senior Vice President and General Counsel separated from the Company following the mutual agreement between Ms. Jaeger and us that her employment agreement would not be renewed beyond the expiration date of its current term of April 22, 2008.

Effective January 29, 2008, Harry G. Hobbs resigned as our Chief Executive Officer and as a member of our Board of Directors. In connection with his resignation, we entered into a Separation Agreement with Mr. Hobbs pursuant to which we agreed, among other things, to pay Mr. Hobbs’ a performance bonus of $31,500 and to continue to pay Mr. Hobbs’ salary for a period of twelve months. In addition, as a result of the termination, options to purchase 636,200 shares previously granted to Mr. Hobbs were canceled.

Effective February 22, 2008, John Hamm, Senior Vice President and Chief Operating Officer — Latin America, resigned from his position.

Appointment of Interim CEO

Effective January 30, 2008, the Board of Directors appointed David L. Levine, current Chairman of the Board, as acting principal executive officer until a new Chief Executive Officer has been elected by. For his service to us, we have agreed to pay Mr. Levine $32,000 per month.

Amendment to Chief Financial Officer’s Employment Agreement

Effective February 28, 2008, we amended our Chief Financial Officer’s employment agreement to provide him a base salary of $250,000, future accelerated vesting of previously granted options, severance compensation for termination under certain circumstances and a $50,000 signing bonus.

Stock Options

In March 2008, we granted certain executives options to purchase 1,000,000 shares of our common stock.

Pizarro Employment Agreement

On February 15, 2008, we signed an Executive Employment Agreement with Pete Pizarro, pursuant to which Mr. Pizarro will serve as our President, effective March 10, 2008. Mr. Pizarro will begin serving as Chief Executive Officer and principal executive officer promptly upon the filing of our Annual Report on Form 10-K with the SEC. The Employment Agreement is for a four-year term, unless terminated sooner; thereafter, the Employment Agreement shall automatically renew for successive one-year terms. Under the terms of the Employment Agreement, Mr. Pizarro will receive an annual base salary of $375,000 and he may also receive an annual performance bonus of up to 100% of his base salary, based upon a written bonus plan to be approved by our Board of Directors. Mr. Pizarro was granted an option to purchase 3,122,000 shares of our common stock. The option has a four-year term (with the shares vesting monthly) and an exercise price equal to $3.07 per share. The fair value of these options based on the Black-Scholes valuation method was $780,500 on the date of the grant. Mr. Pizarro was also granted a stock award of 750,000 restricted common shares with an aggregate fair value of $562,500 which will vest monthly over a three-year period. Mr. Pizarro will also receive a signing bonus in the amount of $450,000 upon the earlier of one week after he is appointed Chief Executive Officer, or May 31, 2008.

In the event the Employment Agreement is terminated by the Company without Cause (as defined therein), Mr. Pizarro will be entitled to two years of severance pay, including benefits, promptly (but not later than 30 days) following termination. In the event that Mr. Pizarro is terminated without Cause or he resigns within twelve months of a “Change in Control” as defined in the Employment Agreement, Mr. Pizarro will be entitled to the same severance pay which he would be entitled if the Employment Agreement were terminated without Cause.

During February and March 2008, we received aggregate gross proceeds of $3,000,000 in exchange for the issuance to SIBL of 444,444 shares of Series B Preferred Stock at a price of $6.75 per share under a Preferred Stock Purchase Agreement dated November 21, 2007

Preferred Stock Purchase Agreement with SIBL

Effective February 20, 2008, we entered into a second Preferred Stock Purchase Agreement (with SIBL, pursuant to which SIBL has agreed to purchase from us for an aggregate purchase price of $40,000,000 (i) up to 5,925,926 shares of our Series B Preferred Stock; and (ii) warrants granting to SIBL, and/or its assigns, the right to purchase up to 4,158,000 shares of our common stock. The shares of Series B Preferred Stock will, at the option of SIBL, be convertible, in whole or in part, into shares of our common stock at an initial conversion price of $6.75 per share. The related warrants are exercisable by SIBL and its assigns for seven years and have an exercise price of $0.001 per share.

The Series B Preferred Stock provides funding in increments of $2 million on a weekly basis for 20 weeks, with the first increment to be funded within the first week following the appointment of Mr. Pete Pizarro as our Chief Executive Officer, as described above. Each Series B Preferred Stock funding will be subject to various conditions including that Mr. Pizarro then hold the position of Chief Executive Officer. The proceeds received by us pursuant to the Purchase Agreement are to be used (i) to make strategic acquisitions; (ii) to augment our product portfolio to include enhanced managed and infrastructure services; and (iii) for general working capital needs.

Pursuant to the terms of the Purchase Agreement, we will enter into a Registration Rights Agreement with SIBL pursuant to which we will agree to prepare and file a registration statement with the SEC upon ninety days prior written notice from SIBL. The Registration Statement will register the resale of the shares of common stock issuable upon conversion of the Series B Preferred Stock and exercise of the related warrants.

Amendments to Preferred Stock Purchase Agreement

Pursuant to the terms of a First Amendment to Preferred Stock Purchase Agreement described above, SIBL agreed to accelerate the funding of $8 million under the Second Purchase Agreement through the purchase of 1,185,184 shares of Series B Preferred Stock at a price of $6.75 per share and warrants to purchase 4,158,000 of our common stock on February 28, 2008. The proceeds of this funding were used for the payment to Laurus associated with the Assignment Agreement described below, and the balance is to be used for our general working capital needs. The balance of $32 million is being paid in 8 weekly installments of $4 million each which began in April 2008. In March 2008, SIBL and its assigns exercised the 4,158,000 warrants to purchase our common stock at $0.001 per share. As a result, we issued 4,158,000 common shares in consideration for $4,158.

SIBL also agreed, subject to various conditions, to purchase an additional $20 million of Series B Preferred Stock in early 2009 and to execute and deliver a bridge loan agreement pursuant to which SIBL would make one or more loans to us up to a maximum aggregate amount not exceeding $40 million. The additional $20 million funding obligation has been reduced by $4.2 million as a result of SIBL’s purchase of elandia common stock from certain stockholders and may be reduced by an additional $800,000, and is subject to reduction, on a dollar-for-dollar basis, by the amount of any third party equity investments obtained by us prior to December 31, 2008.

Collateral Participation Agreement

On February 28, 2008, we entered into a Collateral Participation Agreement with SIBL. Pursuant to the Participation Agreement, we granted SIBL various participation rights to the collateral previously granted to Laurus under the terms of the Latin Node Loan and assigned to us pursuant to the Assignment Agreement. The participation rights will serve as additional collateral securing our obligations to SIBL under certain loans previously made to us in the aggregate principal amount of $30.3 million. The participation rights include the right to declare an event of default under the Latin Node Loan and to receive payments from Latin Node thereunder.

Assignment Agreement with Laurus Master Fund, Ltd.

As previously disclosed, Latin Node entered into a $13 million debt financing transaction with Laurus pursuant to the terms of a Security Agreement and various related loan documents, each dated June 29, 2007, by and among Laurus, eLandia, Latin Node, and various subsidiaries of Latin Node. Pursuant to the terms of an Assignment Agreement dated February 29, 2008, Laurus has assigned to us all of its rights in the Security Agreement, the promissory notes, guaranty, equity pledge agreements and other loan and security documents executed in connection with the Latin Node Loan. In connection with the Assignment Agreement, Laurus has also agreed to the cancellation of a warrant to purchase 533,158 shares of Latin Node’s common stock and an associated registration rights agreement, each issued in connection with the Latin Node Loan. In consideration for the assignment of the documents evidencing the Latin Node Loan, we paid Laurus an aggregate amount of $6,965,456 representing the sum of (a) the unpaid principal balance of, and accrued interest on, the Latin Node Loan and (b) unpaid fees due to Laurus pursuant to the loan documents.

Payments to Desca Minority Interest Shareholders

Based on the earn-out provisions contained in the preferred unit purchase agreement we entered into on October 2, 2007 in connection with the acquisition of Desca, we paid $500,000 to the former Desca shareholders on February 13, 2008. In addition, on February 26, 2008, Desca paid $167,667 in dividends, of which $50,000 was paid directly to the former shareholders.

Acquisition of Transistemas

On April 4, 2008, Desca entered into a binding summary of proposed terms relating to Desca’s acquisition of 100% of the outstanding equity interests of Transistemas. Transistemas operates in Argentina as a network solution provider and system integrator.

Pursuant to the term sheet, Desca will acquire all of the issued and outstanding common stock of Transistemas for an aggregate purchase price of $7,600,000, of which $1,000,000 was deposited with the sellers upon the execution of the Term Sheet. Also, $1,000,000 of the purchase price will be held in escrow for a period of one year following the closing in order to satisfy certain of the indemnification obligations of the sellers.

The closing of the acquisition of Transistemas is subject to, among other things (i) negotiation of definitive purchase documentation containing customary representations, warranties, covenants, indemnities and other terms and conditions, (ii) completion of our due diligence of Transistemas and its subsidiaries, including a legal and financial review, (iii) receipt of satisfactory evidence of Transistemas’ compliance with the Foreign Corrupt Practices Act, (iv) the absence of any materially adverse changes to the business, assets, condition (financial or otherwise), operating results, operations or business prospects of Transistemas and its subsidiaries, (v) the satisfaction by Transistemas of certain financial thresholds including minimum revenues, net asset value and EBITDA for the period ended March 31, 2008, provided that the parties have agreed to waive this requirement if financial statements for such period are not delivered by the closing date, (vi) the delivery by Transistemas of financial statements for the period ended March 31, 2008, which are compliant with U.S. generally accepted accounting principles, provided that the parties have agreed to waive this requirement if such statements are not delivered by the closing date, (vii) the absence of any contingencies or other liabilities in excess of an agreed amount and not disclosed in Transistemas’ financial statements (whether audited or unaudited) for the period ended March 31, 2008, (viii) evidence that certain key customer relationships of Transistemas have been maintained, and (ix) obtaining various governmental and third party consents to the transactions contemplated by the Term Sheet.

NOTE 25 - Discontinuation of Latin Node Operations and Pro-Forma Financial Information (Unaudited)

On January 28, 2008, we formally committed to a definitive plan to dispose of our Latin Node operations and began a search for potential buyers. As such, on future balance sheets, the assets of Latin Node will be presented as a single line item described as “assets held for sale” and the liabilities of Latin Node will be presented as a single line item described as “discontinued operations.” The following unaudited pro-forma consolidated financial information gives effect to the designation of Latin Node as a discontinued operation as of and for the year ended December 31, 2007.

eLandia International, Inc.

Unaudited Pro Forma Consolidated Balance Sheets

As of December 31, 2007

	eLandia Consolidated	Latin Node	eLandia Pro-forma
ASSETS
Current Assets
Cash and Cash Equivalents	$20,814,109	$(1,143,280)	$19,670,829
Accounts Receivable, Net	51,790,734	(15,252,969)	36,537,765
Inventories, Net	15,074,559	(7,842)	15,066,717
Prepaid Expenses and Other Current Assets	4,296,983	(268,340)	4,028,643
Deposits with Suppliers and Subcontractors	5,494,119	(1,445,717)	4,048,402
Assets Held for Sale	2,859,693	18,118,148	20,977,841
Deferred Tax Asset—Current Portion	1,162,347	—	1,162,347

Total Current Assets	101,492,544	—	101,492,544

Property, Plant and Equipment, Net	11,893,506	(4,039,155)	7,854,351
Deferred Tax Asset	56,905	—	56,905
Customer Lists, Net	9,094,289	—	9,094,289
Contract Rights, Net	5,369,044	—	5,369,044
Trade Names, Net	1,944,583	—	1,944,583
Goodwill	10,721,960	—	10,721,960
Deferred Financing Costs, Net	3,064,828	(1,185,565)	1,879,263
Assets Held for Sale—Long-Term	10,868,833	5,890,593	16,759,426
VAT Receivable	2,260,000	—	2,260,000
Other Assets	2,232,158	(665,873)	1,566,285

Total Assets	$158,998,650	$—	$158,998,650

eLandia International, Inc.

Unaudited Pro Forma Consolidated Balance Sheets

As of December 31, 2007

	eLandia Consolidated	Latin Node	eLandia Pro-forma
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$42,213,487	$(11,749,340)	$30,464,147
Accrued Expenses	15,680,080	(3,795,995)	11,884,085
Lines of Credit	9,888,121	(871,169)	9,016,952
Long-Term Debt—Current Portion	10,905,165	(1,375,000)	9,530,165
Capital Lease Obligations—Current Portion	1,517,102	(1,269,926)	247,176
Income Taxes Payable	97,801	—	97,801
Customer Deposits	4,555,032	(249,135)	4,305,897
Deferred Revenue	2,298,688	(436,164)	1,862,524
Deferred Gain on Sale Leaseback—Related Party—Current Portion	277,227	—	277,227
Liabilities of Discontinued Operations	8,243,108	20,205,045	28,448,153
Other Current Liabilities	789,413	(458,316)	331,097

Total Current Liabilities	$96,465,224	—	$96,465,224

Long-Term Liabilities
Long-Term Debt, Net of Current Portion	4,319,229	(3,925,071)	394,158
Long-Term Debt—Convertible—Related Party (Net of Discount of $3,450,573 and $-0- at December 31, 2007 and 2006, Respectively)	26,768,777	—	26,768,777
Capital Lease Obligations, Net of Current Portion	998,114	(542,901)	455,213
Accrued Interest—Related Party	2,594,775	—	2,594,775
Deferred Gain on Sale Leaseback—Related Party, Net of Current Portion	321,746	—	321,746
Minority Interest Purchase Price Obligation	7,815,693	—	7,815,693
Liabilities of Discontinued Operations—Long-Term	1,565,550	4,467,972	6,033,522

Total Long-Term Liabilities	44,383,884	—	44,383,884

Total Liabilities	140,849,108	—	140,849,108

Commitments and Contingencies

Minority Interest	1,339,647	—	1,339,647

Stockholders’ Equity
Preferred Stock $0.00001 Par Value; 35,000,000 Shares Authorized; 4,740,741 and -0- Issued and Outstanding at December 31, 2007 and 2006, Respectively
Series A Convertible Preferred Stock $0.00001; Par Value, 6,500,000 Shares Authorized; -0- Shares Issued and Outstanding at December 31, 2007 and 2006	—	—	—
Series B Convertible Preferred Stock $0.00001; Par Value, 5,185,185 Shares Authorized; 4,740,741 and -0- Shares Issued and Outstanding at December 31, 2007 and 2006, Respectively	29,316,769	—	29,316,769
Common Stock, $0.00001 Par Value; 50,000,000 Shares Authorized; 17,154,315 and 13,114,315 Shares Issued at December 31, 2007 and 2006, Respectively, and 17,029,315 and 13,060,314 Shares Outstanding at December 31, 2007 and 2006, Respectively	170	—	170
Additional Paid-In Capital	48,668,422	—	48,668,422
Accumulated Deficit	(61,148,460)	—	(61,148,460)
Accumulated Other Comprehensive Income (Loss)	(27,006)	—	(27,006)

Total Stockholders’ Equity	16,809,895	—	16,809,895

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$158,998,650	$—	$158,998,650

eLandia International, Inc.

Unaudited Pro Forma Consolidated Statements of Operations

	For the Year Ended December 31, 2007
	eLandia	Latin Node*	Pro-forma
REVENUE
Telecommunications Services	$68,497,304	$(68,497,304)	$—
Product Sales (Includes $21,501,928 and $17,368,525 for the Years Ended December 31, 2007 and 2006, Respectively, from a Consolidated Subsidiary in Which the Company Owns a 50% Interest).	45,202,903	—	45,202,903
Information Technology Solutions (Includes $12,988,640 and $10,768,814 for the Years Ended December 31, 2007 and 2006, Respectively, from a Consolidated Subsidiary in Which the Company Owns a 50% Interest).	28,950,789	—	28,950,789

Total Revenue	142,650,996	(68,497,304)	74,153,692

COSTS AND EXPENSES
Cost of Revenue—Telecommunications Services (Excluding Amortization of Intangibles)	62,612,171	(62,612,171)	—
Cost of Revenue—Product Sales (Excluding Amortization of Intangibles)	38,939,849	—	38,939,849
Cost of Revenue—Information Technology Solutions (Excluding Amortization of Intangibles)	11,285,787	—	11,285,787
Sales, Marketing and Customer Support	12,893,311	(2,291,141)	10,602,170
General and Administrative Expenses	22,382,705	(6,985,940)	15,396,765
Portion of Purchase Price Charged Upon Acquisition of Latin Node	20,626,802	(20,626,802)	—
Write off of Telecommunications Licenses	2,953,749	(2,953,749)	—
Depreciation and Amortization	3,268,217	(1,393,561)	1,874,656
Amortization—Intangible Assets	2,046,811	—	2,046,811

Total Sales, Marketing and Customer Support	177,009,402	(96,863,364)	80,146,038

LOSS FROM OPERATIONS	(34,358,406)	28,366,060	(5,992,346)

OTHER (EXPENSE) INCOME
Interest Expense and Other Financing Costs	(5,085,638)	584,978	(4,500,660)
Interest Income	620,340	(2,009)	618,331
Other Income	(310,958)	152,734	(158,224)
Gain on Sale Leaseback—Related Party	336,718	—	336,718
Gain on Sale of Telecommunications License	1,842,875	—	1,842,875
Foreign Exchange Gain	149,986	—	149,986

Total Other (Expense) Income	(2,446,677)	735,703	(1,710,974)

NET LOSS BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST	(36,805,083)	29,101,763	(7,703,320)
Income Tax Expense	(795,907)	—	(795,907)
Minority Interest in Net Profit After Tax	(1,084,158)	—	(1,084,158)

LOSS FROM CONTINUING OPERATIONS	(38,685,148)	29,101,763	(9,583,385)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	1,235,462	(29,101,763)	(27,866,301)

NET LOSS	$(37,449,686)	$—	$(37,449,686)

*	Results of operations for Latin Node from June 29, 2007 through December 31, 2007.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file and submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls also are designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Disclosure controls include components of internal control over financial reporting, which consists of control processes designated to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), as of the end of December 31, 2007, the period covered by this Annual Report.

Based on their evaluation of our disclosure controls and procedures, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2007, the end of the period covered by this report because of the material weakness in internal controls over financial reporting described below.

Due to the material weaknesses described below, our management performed additional analyses and other post-closing procedures including reviewing all significant account balances and disclosures in the consolidated financial statements contained in this Annual Report to ensure our consolidated financial statements are in accordance with GAAP. Accordingly, management believes that the consolidated financial statements included in this Annual Report fairly present, in all material respects, our financial condition, results of operations, and cash flows for all periods presented.

Internal Controls Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the interim or annual consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria set forth by the Committee of Sponsor Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following control deficiencies which represent material weaknesses in our internal control over financial reporting as of December 31, 2007:

•

We did not maintain a sufficient depth of personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of GAAP commensurate with financial reporting requirements. Historically, we have lacked staff with experience pertaining to GAAP and SEC regulations and, consequently, placed undue reliance on the finance team at corporate headquarters, specifically Harley L. Rollins, the Chief Financial Officer. This control deficiency could result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

•

We did not adequately inform and educate employees of our standards and expectations of integrity and ethical values which includes (but is not limited to) guidelines and policies that address sexual harassment, conflicts of interest, confidential information and trust regulations as well as the Foreign Corrupt Practices Act. We did not actively engage employees on these matters in a way that ensures they not only understand the guidelines and polices established but also know how they are to be integrated into business practices that foster good corporate citizenship.

•

We did not maintain effective control over certain spreadsheets utilized in the period-end financial reporting process. Specifically, we lacked effective controls related to the completeness, accuracy, validity, and security (restricted access and data security) of consolidation spreadsheet schedules that report revenue, expenses, assets, liabilities and stockholders’ equity. This control deficiency did not result in audit adjustments to the 2007 interim or annual consolidated financial statements. This control deficiency could result in a material misstatement of the aforementioned accounts or disclosures that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

•

We did not maintain effective controls over access to and maintenance of financial data. Specifically, financial and non-financial data is stored on non-networked laptops and hard drives instead of a central data storage site at our headquarters location. Furthermore, management lacks data retention policies and processes that ensure the security and availability of current and historic data. This control deficiency did not result in audit adjustments to the 2007 interim or annual consolidated financial statements; however, this control deficiency could result in a material misstatement of our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

•

We did not maintain effective controls over the design and maintenance of the headquarters general ledger application. Specifically, the design of the general ledger application does not adequately restrict users to their approved functions. Additionally, inadequate maintenance of the headquarters general ledger is manifest in the lack of change management policies, absence of data maintenance plans, and absence of backup/recovery procedures. Furthermore, ongoing monitoring of security and access control is absent. This control deficiency did not result in audit adjustments to the 2007 interim or annual consolidated financial statements, however, this control deficiency could result in a material misstatement of significant accounts or disclosures that would result in a material misstatement to our 2007 interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

•

We did not maintain effective controls over segregation of duties. Specifically, certain key financial accounting and reporting personnel had an expansive scope of duties that allowed for the creation, review, approval and processing of financial data without independent review and authorization for preparation of consolidation schedules and resulting financial statements and related disclosures. This control deficiency did not result in audit adjustments to our 2007 interim or annual consolidated financial statements. However, this control deficiency could result in a material misstatement of significant accounts or disclosures that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2007, based on the criteria in Internal Control-Integrated Framework issued by COSO.

Management has undertaken procedures in order to conclude that reasonable assurance exists regarding the reliability of financial reporting and the preparation of the consolidated financial statements contained in this annual report. Accordingly, management believes that the consolidated financial statements included in this Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

It is important to note that though no changes were made to internal controls in the fourth quarter of 2007, we are implementing enhancements and changes to internal control over financial reporting in 2008 to provide reasonable assurance that errors and control deficiencies will not recur. These remediation efforts began in 2007 and represent our plan to remediate the material weaknesses identified above, with some of the remediation plans impacting only one material weakness, while other remediation plans will, after their implementation, remediate several of the material weaknesses.

We recognize the importance of the control environment as it sets the overall tone for the organization and is the foundation for all other components of internal control. Consequently, remediation programs have begun to eliminate material weaknesses related to our control environment that is inclusive of Information Technology General Controls (“ITGC”). The remediation programs that have been initiated are as follows:

•

We recognize the importance of ITGC and their use as an effective tool for managing and controlling processes that affect the financial reporting process. To this end, we are leveraging the intellectual capital of our technology solutions subsidiary, Desca, to enhance ITGC and eliminate related material weaknesses. Particularly, we will be addressing network storage, network and application backups, change management and overall systems security.

•

We recognize the importance of having staff with competencies required for the accurate interpretation of GAAP. We plan to leverage the enhanced competency achieved in 2007 with the appointment of an internal auditor who is based in the South Pacific, and hiring of a Vice President of Finance who is based in Ft. Lauderdale, both of whom are familiar with the requirements of GAAP and SEC regulations by training existing staff, or where appropriate hiring new staff, competent in accounting and regulatory affairs at the subsidiary level. Central to this effort is the assembly of a staff of four finance professionals in Miami adroit in the matters of financial reporting and disclosure.

•

We recognize the need for establishing and imbedding organizational standards and expectations of integrity and ethical values through a formal code of conduct. We also recognize that the FCPA is critical legislation that requires companies to maintain and keep adequate books and records and comply with anti-bribery provisions. In addition to having the Code of Business Conduct and FCPA guidelines posted on our website, we have mandated the certification of the receipt and review of these documents by all employees as a condition of employment. In addition management has developed FCPA compliance workshops/training sessions designed for certain employees. These employees are required to attend the workshops/training sessions on an annual basis.

•

We recognize that only personnel with appropriate authorization should have access to programs and processes that ultimately affect financial reporting. We are in the process of remediating related material weaknesses by limiting access within the headquarters general ledger where appropriate. Additionally we will finalize the upgrade of security in our IT system to electronically restrict access at the network level where necessary.

•

We recognize the importance of segregating duties in detecting and preventing fraud. We are leveraging the staffing enhancements described above and redefining roles within the financial reporting process that mitigate the segregation of duties issues. By better defining roles and protocols within the financial reporting process we are improving the existing manual controls surrounding segregation of duties to remediate existing material weaknesses in a way that best fits the future organization and company structure. Included in the remediation process we will establish manual controls to segregate the duties associated with the creation, critical review, approval and reconciliation of consolidation schedules related to the financial reporting process

•

Furthermore we are enforcing spreadsheet control policies, especially those affecting spreadsheets that are critical to the preparation of financial statements and related disclosures in accordance with GAAP and SEC regulations.

As permitted by rules of the SEC, management has elected to exclude two entities acquired in purchase business combinations during 2007—Latin Node and Desca—from the assessment of internal control over financial reporting as of December 31, 2007. On a combined basis, total assets and revenues for these entities represented approximately 67% and 72%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below are our directors and executive officers, their ages, their positions with the Company, their business experience during the past five years or more, and additional biographical data.

Name	Age	Position
David L. Levine	60	Principal Executive Officer, Director and Chairman of the Board
Harley L. Rollins	36	Chief Financial Officer, Secretary and Treasurer
Pete Pizarro	46	President
Michael D. McCutcheon	48	Chief Operating Officer – Pacific Operations and Vice President
Sir James M. Ah Koy	71	Director
Osmo A. Hautanen	53	Director
Winston Thompson	67	Director
Charles “Carlos” J. Fernandez	70	Director
Jai Bhagat	61	Director

All of our directors hold office until the earlier of the next annual meeting of the stockholders and until their successors have been duly elected and qualified, or their death, resignation, or removal. Officers are elected annually by our Board of Directors to hold office until the earlier of their death, resignation, or removal.

David L. Levine joined our Board in September 2006 and serves as its Chairman and, until January 31, 2008, served as Chair of our Governance and Nominating Committee and member of our Capital Committee and Compensation Committee. From January 31, 2008 through the date of this filing, Mr. Levine acted as our principal executive officer and, consequently, resigned from his positions on the various committees during that period of time. Commencing the day following this filing, Mr. Pizarro will be our principal executive officer and Mr. Levine will resume his positions with the various committees. Mr. Levine brings with him more than 30 years of experience in hotel and resort management as well as experience with acquisitions, consolidation and integration. He has been a private investor since October 2002. From May 1998 through October 2002, Mr. Levine served in various capacities with Resort Quest International, Inc., a vacation rental property management company listed on the New York Stock Exchange until it was acquired by Gaylord Entertainment Company. From May 2000 to April 2002, he served as Chairman, President and Chief Executive Officer of Resort Quest. He served as President and Chief Executive Officer of Resort Quest from December 1999 to May 2000 and as President and Chief Operating Officer from May 1998 until December 1999. From June 1994 to April 1998, Mr. Levine was President and Chief Operating Officer of Equity Inns, Inc., a real estate investment trust that specializes in hotel acquisitions and that is also listed on the New York Stock Exchange. From June 1994 until November 1996, Mr. Levine was also President and Chief Operations Officer of Trust Management Inc., which operated Equity Inns’ properties. Since October 2002, Mr. Levine has devoted his time to development opportunities and serving on the Board of Directors of various corporate and charitable organizations.

Harley L. Rollins has served as our Chief Financial Officer, Secretary and Treasurer since September 2004. From January 2002 until September 2004, Mr. Rollins was President, Chief Executive Officer and Chairman of the Board of Directors of TVC Telecom, Inc., an international long distance carrier serving primarily the Caribbean and Latin America. From May 1997 to March 2001, Mr. Rollins served as Chief Financial Officer of Technology Control Services, Inc. (“TCS”), a telecommunications software provider. During his tenure at TCS, Mr. Rollins also served as Managing Director of Interglobe Telecommunications, Ltd., a London-based telecommunications provider. Mr. Rollins has also served as the Director of Finance, Treasury and External Reporting for US One Communications Corporation, a competitive local exchange carrier, Director of Finance and SEC Reporting at TresCom

International, Inc., a publicly-traded international telecommunications company, and auditor and tax associate for Deloitte and Touche LLP. Mr. Rollins holds a Bachelor of Arts in Business Administration and a Masters in Accountancy from the University of Georgia.

Pete Pizarro will become our Chief Executive Officer and Chairman of the Board effective the first day following this filing. Beginning March 10, 2008, Mr. Pizarro became our President. From 2002 to March 2008, Mr. Pizarro served as the President and Chief Executive Officer of Telefonica USA, Inc. Prior to joining Telefonica in 2002, he served as the President and CEO of Esavio Services Corporation, a network integration and managed services consulting company based in Philadelphia, Pennsylvania. Mr. Pizarro holds a bachelor’s of business degree in accounting from the University of Miami and an MBA from the Kellogg School of Management at Northwestern University.

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

Osmo A. Hautanen has been a member of our Board of Directors since December 2005. Mr. Hautanen is currently the Chief Executive Officer and member of the Board of Directors of Magnolia Broadband, Inc., a semiconductor company and innovator of radio frequency solutions for the cellular communications industry, and has been involved with Magnolia since April 2004. From May 2000 to May 2001 he has served as the Chief Executive Officer of Fenix LLC, a holding company for Union Pacific Corporation’s extensive portfolio of technology assets. From 1998 to 2000, Mr. Hautanen has served as Chief Executive Officer of Formus Communications, Inc., a broadband access provider of voice, video, data communications and information technology services in European markets. From 1996 to 1998, Mr. Hautenen has held various senior management positions with Phillips Electronics. Mr. Hautanen holds a Master of Business Administration in International Business from Georgia State University and a Bachelor of Science in Control Engineering from Technical College of Varkaus in Finland. Mr. Hautanen serves on the Board of Directors of Forefront Holdings, Inc. (OTC: FOFH), a golf products manufacturer; and Axesstel Inc. (AMEX: AFT), a company that designs, develops, markets and manufactures fixed wireless voice and broadband data products for the worldwide telecommunications market.

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

Charles “Carlos” J. Fernandez became a Director, Chair of our Audit Committee and member of our Governance and Nominating Committee and Capital Committee on January 23, 2007. Since June 2004, Mr. Fernandez has been an independent financial consultant on financial, operational and administrative matters, including mergers and acquisitions, strategic planning, governance, compensation programs, and general financial matters. Mr. Fernandez is also currently a member of the Board of Directors and Chairman of the Audit Committee of The International Bank of Miami, N.A., a domestic commercial bank. From 1971 through 1991, Mr. Fernandez was an audit partner with KPMG, an international accounting firm. Mr. Fernandez elected early retirement in 1991 but returned to the firm in May 1994 until his retirement in June 2004. During this period, Mr. Fernandez was a Managing Director involved in mergers and acquisitions, forensic accounting, litigation support and other advisory services. Mr. Fernandez has significant experience with trans-border transactions and in a broad spectrum of industries, including telecommunications and technology consulting services. Mr. Fernandez received a Bachelor of Science in Business Administration from the University of Florida in 1963 and became a Certified Public Accountant in 1965. Mr. Fernandez is currently a member of the Florida and American Institute of CPAs, a former Board member of the Florida International Bankers Association and a former member of the Board of Trustees and the Executive Committee of Florida International University. He is a founding member and former Treasurer and Executive Committee member of the Spain/U.S. Chamber of Commerce.

Jai Bhagat joined our Board of Directors effective November 2006 and became a member of our Governance and Nominating Committee and the Chair of our Capital Committee in January 2007. Since August 2003, Jai Bhagat has been a Director of Axesstel, Inc. (AMEX: AFT), a developer of fixed-wireless voice and data products for the worldwide telecommunications market and since May 2006, he has been Vice Chairman. From March 2005 to October 2005, Mr. Bhagat served as Executive Chairman of US Wireless Online, Inc. (OTCBB: UWRL). US Wireless Online owns and operates one of the nation’s largest wireless Internet broadband networks operating in seven states and providing broadband services and solutions. From February 2000 and until December 2004, Mr. Bhagat also served as a Director of MeshNetworks, a wireless technology company. In 2000, Mr. Bhagat founded Air2lan and merged the company with US Wireless Online in March 2005. Previously, he was a co-founder of SkyTel Communications, Inc., where he served as Vice Chairman and Chief Executive Officer prior to SkyTel’s merger with MCI. Mr. Bhagat also served as Chairman of the License Exempt sector of the Wireless Communications Association International (“WCA”) trade association, which represents the broadband wireless industry. He has served as Chairman and a board member of both the Personal Communications Industry Association (PCIA) and American Mobile Satellite Corporate (now Motient), and has served on the boards of several wireless communications based companies such as Smart Synch, Inc as Chairman of the board, MeshNetworks, Inc, and J P Mobile, Inc. In March 2002, he was included on Rutberg & Company’s Wireless Influencers: 2002 list. Mr. Bhagat was inducted into the RCR Wireless Hall of Fame for his significant contributions to the wireless industry, and he is a fellow member of the Radio Club of America. Past industry awards include the PCIA Chairman’s Award, the Radio Club Sarnoff Citation, and RCR’s Personality of the Year. He also received Mobile Insights, Inc.’s Mobility Award for outstanding personal achievement, and the Mobility Award for the development of the SkyTel 2-Way Network. Mr. Bhagat received his B.S. in electrical engineering from Birla Institute of Technology & Science, Pilani, India, MS degree in electrical engineering from Howard University, Washington, DC, and completed the Executive Management program at Stanford University. Mr. Bhagat was appointed by the Governor of Mississippi to serve on the Board of Momentum Mississippi, an organization created to help formulate a long- range economic development plan for the state.

There is no family relationship between any of our directors or executive officers. There are no arrangements between any of our directors and any other person pursuant to which he/she was, or will be, selected as a director.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires all of our directors and executive officers, and persons who are the beneficial owner of more than 10% of our common stock to file, with the SEC, reports of ownership indicating their ownership of our equity securities and to report any changes in that ownership. Specific due dates for these reports have been established, and we are required to report any failure to comply therewith during the fiscal year ended December 31, 2007. Based on our records and other information, we believe that all of these filing requirements were satisfied by our directors, executive officers and beneficial owners of more than 10% of our common stock, except that:

•

Harley L. Rollins inadvertently failed to timely file his Form 4 upon receiving options to purchase shares of our stock in December 2007. He subsequently reported these transactions on a Form 5 filed after year end.

•

Michael McCutcheon inadvertently failed to timely file his Form 4 upon receiving options to purchase shares of our stock in December 2007. He subsequently reported these transactions on a Form 5 filed after year end.

•	SIBL inadvertently failed to timely file its Form 4’s on four separate occasions upon providing financing to us and receiving securities in connection with those financings.

In making the above statements, we have relied on copies of the reporting forms received by us or on the written representations from certain reporting persons that no Forms 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the SEC.

Code of Ethics

Effective April 15, 2007, our Board of Directors adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer and principal accounting officer. We are committed to the highest standards of ethical and professional conduct, and the code provides guidance in how to uphold these standards. The code consists of basic standards of business practice as well as professional and personal conduct. The code is filed as Exhibit 14.1 to our Annual Report for the year ended December 31, 2006 and will be publicly available in the near future on our website at www.elandiaintl.com. We will provide any person, without charge, upon request, a copy of the code. Please address such requests to us, in writing. Any substantive amendments to the code and any grant of waiver from a provision of the code (to the extent applicable to the principal executive officer, principal financial officer or principal accounting officer) will be promptly disclosed by us in a Current Report on Form 8-K. Our Nominating and Corporate Governance Committee has been charged with monitoring, overseeing, and reviewing compliance with the code.

Certain Corporate Governance Matters

Stockholder Director Nomination Process

The policy of our Governance and Nominating Committee is to consider properly submitted recommendations for candidates to the Board of Directors from stockholders. In evaluating such recommendations, the Governance and Nominating Committee seeks to achieve a balance of experience, knowledge, integrity and capability on the Board of Directors. Any stockholder recommendations for consideration by the Governance and Nominating Committee should include the candidate’s name, biographical information, information regarding any relationships between the candidate and eLandia within the last three years, at least three personal references, a statement of recommendation of the candidate from the stockholder, a description of the shares of eLandia beneficially owned by the stockholder, a description of all arrangements between the candidate and the recommending stockholder and any other person pursuant to which the candidate is being recommended, a written indication of the candidate’s willingness to serve on the board and a written indication to provide such other information as the Governance and Nominating Committee may reasonably request. There are no differences in the manner in which the Governance and Nominating Committee evaluates nominees for director based on whether the nominee is recommended by a stockholder or otherwise. Stockholder recommendations to the Board of Directors should be sent to:

eLandia International Inc.

Attn: Corporate Secretary

1500 Cordova Road, Suite 312

Fort Lauderdale, FL 33316

Audit Committee Information

The members of our Audit Committee currently are Messrs. Fernandez, Hautanen and Thompson, each of whom are independent directors as defined under Nasdaq Stock Market rules and the standards established under the Exchange Act and the rules and regulations promulgated thereunder applicable to audit committees. Mr. Fernandez serves as the Chairperson of the Committee and our Board of Directors has determined that he qualifies as an “audit committee financial expert”, as that term is defined by applicable SEC regulations.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth information concerning the total cash and non-cash compensation paid to or accrued for each person who served as our Chief Executive Officer, and for each executive officers of our company or our subsidiaries and certain other individuals whose total compensation exceeded $100,000 for the fiscal year ended December 31, 2007 (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)(1)	All Other Compensation ($)(2)		Total ($)
Harry G. Hobbs (3) Former President and Chief Executive Officer	2007	$300,000	$31,500	$—		$31,280	$—		$362,780
	2006	100,000	75,000	—		—	10,000		185,000

Harley L. Rollins Chief Financial Officer	2007	$210,000	$—	$225,185	(4)	$8,358	$17,291	(5)	$460,834
	2006	197,917	18,667	—		—	—		216,584

Michael D. McCutcheon (6) Chief Operating Officer – Pacific Operations	2007	$219,167	$—	$—		$4,917	$—		$224,084
	2006	198,640	55,683	—		—	33,035	(7)	287,358

(1)

The amounts recorded in this column represents the dollar amount, without any reduction for risk of forfeiture, recognized for financial reporting purposes for the fiscal year ended December 31, 2007 of grants of options to each of the Named Executive Officers, calculated in accordance with the provisions of SFAS 123(R). Accordingly, these values reflect stock option awards expensed in 2007 and includes portions of awards made over several years that vested during 2007. This means that these amounts will be difficult to compare with prior annual reports.

(2)

SEC Rules require disclosure of the perquisites and other personal benefits, unless the amount of that type of compensation is less than $10,000 in the aggregate. Except as specifically noted, none of our Named Executive Officers received perquisites or personal benefits of $10,000 or more in any given year.

(3)	Mr. Hobbs commenced his term of employment effective August 28, 2006 and resigned effective January 30, 2008. All other compensation represents $10,000 in reimbursement of travel expenses.
(4)	Pursuant to a Stock Purchase Agreement, effective July 29, 2005, Mr. Rollins purchased 54,001 shares of common stock. Management estimated the value of each share at $4.17 per share.
(5)	Pursuant to his employment contract, Mr. Rollins received a car allowance of $9,600 and was paid $7,691 for unused vacation time.
(6)

Mr. McCutcheon was employed by us in connection with our arrangement with Datec Group Ltd., consummated on February 1, 2006. This salary amount represents compensation paid to Mr. McCutcheon by Datec Group Ltd. during the years ended December 31, 2007 and 2006.

(7)	All other compensation represents payment for accrued but previously unpaid and unused vacation and leave entitlement.

Grants of Plan-Based Awards

As of December 31, 2007, we did not have any long-term incentive plans nor had we awarded any restricted shares. The following table sets forth information concerning each unexercised stock option held by each of our Named Executive Officers at December 31, 2007. As of December 31, 2007, none of these shares had vested; consequently, no options were executed during the fiscal year ended December 31, 2007.

Grants of Plan-Based Awards in Fiscal 2007

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise of Base Price of Option Awards ($/Sh)(1)	Grant Date Closing Market Price of Securities Underlying Option ($/SH)	Exercise of Base Price of Option Awards ($/Sh)(1)	Grant Date Closing Market Price of Securities Underlying Option ($/SH)
Harry G. Hobbs (2)	12/2/2007	636,200	$3.18	$0.35	$3.18	$0.35
Harley L. Rollins	12/2/2007	170,000	$3.18	$0.35	$3.18	$0.35
Michael D. McCutcheon	12/2/2007	100,000	$3.18	$0.35	$3.18	$0.35

(1)	The exercise price for the stock option grants to each of the Named Executive Officers was fair market value of the underlying stock on the date of grant. These options were granted to employees under the 2007 Stock Option and Incentive Plan. The material terms of all options granted employees during the 2007 fiscal year are as follows: (i) all options are incentive stock options, (ii) all have an exercise price equal to the fair market value on the date of grant, (iii) all vest over a four-year period, (iv) no option is exercisable more than three months following the termination of employment (except in the case of disability, in which case such options will be exercisable for up to one year thereafter and in change of control circumstances), and (v) all options are otherwise subject to the terms of the plan under which they were granted.
(2)	Pursuant to the separation agreement dated February 4, 2008 between eLandia and Mr. Hobbs, these options expired on April 28, 2008.

Please note that the amounts reported in the 2007 Summary Compensation Table for these awards may not represent the amounts that the Named Executive Officers will actually realize from the awards. Whether, and to what extent, a Named Executive Officer realizes values will depend on our actual operating performance, stock price fluctuations and the Named Executive Officer’s continued employment.

Outstanding Equity Awards at Fiscal Year End

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable/ Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised, Unearned Options (#)	Option Exercise Price ($/Sh)	Option Expiration Date
Harry G. Hobbs	0/ 636,200	636,200	$3.18	12/2/2017
Harley L. Rollins	0/ 170,000	170,000	$3.18	12/2/2017
Michael D. McCutcheon	0/ 100,000	100,000	$3.18	12/2/2017

Pension Benefit

We do not currently have any plans that provide for payments or other benefits at, following, or in connection with retirement.

Non-Qualified Deferred Compensation

We do not currently have any other defined contribution or other plan that provides for deferred compensation on a basis that is not tax-qualified.

Employment Agreements and Payments Upon Termination or Change of Control

The employment agreements with our Named Executive Officers provide for payments and benefits to the executive officer upon termination of employment by us without “Cause” (as defined in their individual employment agreements) following a “change of control” (also as defined in their individual employment agreements).

Harry G. Hobbs

Harry G. Hobbs served as our President and Chief Executive Officer from September 1, 2006 until his resignation on January 29, 2008. Since he was our President and Chief Executive Officer at December 31, 2007, he is listed as a Named Executive Officer and his employment agreement is described below.

We entered into an Employment Agreement with Harry Hobbs as President and Chief Executive Officer, dated August 25, 2006, effective September 1, 2006. The Employment Agreement had an initial term that expired four years from the effective date but would automatically be extended for successive one-year terms unless either party gave written notice no less than 30 days prior to the end of the term to the other party of the desire not to renew the Employment Agreement. Mr. Hobbs’ employment agreement provided for a base salary of $300,000 and an annual performance bonus in accordance with criteria set by our Board of Directors or pursuant to one or more written plans adopted by our Board of Directors. The amount of such bonus, assuming the achievement of applicable milestones established by the Board, was based primarily on the company’s overall performance.

We also agreed to reimburse Mr. Hobbs for his living expenses within Broward County, Florida, for a transitional period ending December 31, 2006. During the period of employment, Mr. Hobbs was also entitled to additional benefits, including reimbursement of business expenses, paid vacation, an automobile allowance, a telephone allowance and participation in other company benefit plans or programs that were available to other executives or employees of our company. Mr. Hobbs was also entitled to options to purchase up to 636,200 shares of our common stock, following the adoption by our Board of Directors and stockholder approval of a stock option plan. Such options to vest over a period of four years.

In the event of a termination under his employment agreement, by us without “cause,” Mr. Hobbs was entitled to severance in an amount equal to his annual base salary for twelve months and payment of health insurance premiums for COBRA continuation coverage for up to twelve months. In the event of a “change in control” (as defined below), Mr. Hobbs had the right to terminate his employment by giving 30-days written notice at any time within one year following the change in control.

For purposes of Mr. Hobbs’ agreement, “cause” means any of the following:

•	commission or participation by him in an injurious act of personal dishonesty, fraud, gross neglect, misrepresentation or embezzlement against us or any affiliates;

•	his conviction of, or plea of nolo contendre to, a felony;

•	the commission or participation by him in any other injurious act or omission against us in a wanton, reckless or grossly negligent manner; or

•	continued willful violations by him of his obligations to us.

We were required to give Mr. Hobbs a notice of termination stating that he committed one of the types of conduct set forth above and specifying the details thereof and he then has a 15-day period to cure such conduct (if possible).

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

•

our reorganization whereby the holders of our common stock receive stock in another company (other than our subsidiary), our merger with another company whereby there is a 50% or greater change in the ownership of our common stock as a result of such merger or any other transaction in which we (other than as the parent corporation) are consolidated for federal income tax purposes or is eligible to be consolidated for federal income tax purposes with another corporation; or

•

in the event that our common stock is traded on an established securities market, a public announcement that any person (other than SIBL) has acquired or has the right to acquire beneficial ownership of more than 50% of the then-outstanding common stock; for purposes hereof the terms “person” and “beneficial ownership” shall have the meanings provided in Section 13(d) of the Exchange Act, or related rules promulgated by the SEC, or the commencement of or public announcement of an intention to make a tender offer or exchange offer for more than 50% of the then outstanding shares of common stock; provided, however, that a change of control shall expressly not include any consolidation or merger effected exclusively to change our domicile, or any transaction or series of transactions principally for bona fide equity financing purposes.

Mr. Hobbs resigned effective January 29, 2008. Pursuant to a Separation Agreement dated February 4, 2008, we agreed to pay Mr. Hobbs severance pay in the form of his base salary for a period of 12 months following Mr. Hobbs’ resignation.

Harley L. Rollins

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

Effective February 28, 2008, we amended Mr. Rollins’ employment agreement to provide that he would receive a base salary of $250,000. In addition, we agreed to accelerate the vesting of options previously granted to purchase 85,000 shares. These options will vest September 1, 2008 and the remaining options would vest equally over four years commencing December 2, 2008. We also agreed that should Mr. Rollins resign or be terminated on or prior to payment of a bonus for the year ended December 31, 2008, we would pay Mr. Rollins’ severance pay equal to $350,000, such amount to be payable over a period of twelve months. In connection with this amendment, Mr. Rollins’ received a signing bonus of $50,000.

In the event of a termination by us without “cause,” Mr. Rollins shall be entitled to severance in an amount equal to his annual base salary for 12 months and a waiver of any lapse provisions of stock options or restricted stock grants, made by us, that have vested. For purposes of Mr. Rollins’ employment agreement, “cause” means a determination in good faith by our Board of Directors that he has:

•	committed or participated in an injurious act of fraud, gross neglect, misrepresentation or embezzlement against us; or

•	committed or participated in any other injurious act or omission want only, willfully, recklessly. or in a manner which was grossly negligent, against us.

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

Michael D. McCutcheon

Effective February 7, 2007, we entered into an employment agreement with Michael D. McCutcheon, our Chief Operating Officer—Pacific Operations and Vice President. The employment agreement has an initial term of five years but will automatically be extended for successive two-year terms unless either party gives written notice no less than 120 days prior to the end of the term of the desire not to renew the employment agreement. His employment agreement provides for an initial base salary of $210,000 and an annual performance bonus in accordance with criteria set by our Board of Directors, or pursuant to one or more written plans adopted by our Board. During the period of employment, Mr. McCutcheon will also be entitled to additional benefits, including reimbursement of business expenses, paid vacation, an automobile allowance, a telephone allowance and participation in other benefit plans or programs that may be available to other executives or employees of our company.

In the event of a termination of employment by us without “cause” (as defined in the employment agreement), Mr. McCutcheon is entitled to severance in an amount equal to his annual base salary for 12 months and a waiver of any lapse provisions of stock options or restricted stock grants, made by us, that have vested. For purposes of Mr. McCutcheon’s agreement, “cause” has the same definition as that contained in Mr. Rollins’ employment agreement, as described above. In the event of a “change in control,” Mr. McCutcheon shall have the right to terminate his employment under his employment agreement by giving 30 days written notice at any time within one year of the change in control, which has the same definition as that contained in Mr. Hobbs’s employment agreement described above.

Pete Pizarro Employment Agreement

On February 15, 2008, we entered into an Employment Agreement with Pete Pizarro as President, effective March 10, 2008. Mr. Pizarro will begin serving as Chief Executive Officer and principal executive officer promptly upon the Company filing its Annual Report on Form 10-K with the SEC. The Employment Agreement has an initial term that expires four years from the effective date but will automatically be extended for successive one-year terms unless either party gives written notice no less than 30 days prior to the end of the term to the other party of the desire not to renew the Employment Agreement. Mr. Pizarro will receive a base salary of $375,000 and may also receive an annual performance bonus of up to 100% of his base salary in accordance with criteria to be set by our Board of Directors in a written plan adopted no later than June 20, 2008. For 2008, Mr. Pizarro’s bonus will be prorated based on the number of days in the full year that Mr. Pizarro is employed by us, although Mr. Pizarro was guaranteed at least $104,165 for 2008. Mr. Pizarro will also receive a signing bonus in the amount of $450,000 upon the earlier of one week after he is appointed Chief Executive Officer of the Company, or May 31, 2008.

During the period of employment, Mr. Pizarro will also be entitled to additional benefits, including reimbursement of business expenses, paid vacation, an automobile and country club allowance equal to $2,000 per month, reimbursement of up to $10,000 per year to fund a personal life insurance and disability policy, a telephone allowance and participation in other company benefit plans or programs that may be available to other executives or employees of our company. Mr. Pizarro also received options to purchase up to 3,122,000 shares of our common stock, at an exercise price of $3.07 per share, and 750,000 shares of restricted stock. The options will vest monthly over a period of four years. The restricted stock award will vest monthly over a period of three years.

In the event of a termination of the employment agreement, by us for any reason other than “cause” (as defined below) by Mr. Pizarro for “good reason” (as defined below) or through non-renewal, Mr. Pizarro is entitled to a lump sum payment equal to two years of severance pay. Severance pay includes the base salary and fringe benefit compensation medical and dental insurance, personal life insurance and disability, and automobile and country club allowance. Mr. Pizarro will also be entitled to any accrued but unpaid vacation and compensation for any business or telephone expense.

For purposes of Mr. Pizarro’s agreement, “cause” means any of the following:

•	commission or participation by him in an injurious act of personal dishonesty, fraud, gross neglect, intentional misrepresentation or embezzlement against us or any affiliates;

•	his conviction of, or plea of nolo contendre to, a felony;

•	the commission or participation by him in any other injurious act or omission against us in a wanton, reckless or grossly negligent manner; or

•	continued willful violations by him of his obligations to us.

We are required to give Mr. Pizarro a notice of termination stating that he committed one of the types of conduct set forth above and specifying the details thereof and he then has a 15-day period to cure such conduct (if possible).

For purposes of Mr. Pizarro’s agreement, a “change in control” means any of the following:

•	a sale of all or substantially all of our assets;

•

the date there shall have been a change in a majority of our Board of Directors during a consecutive twelve-month period, unless the nomination for election by our stockholders of each new director was approved by the vote of two-thirds of the directors then still in office who were in office at the beginning of the twelve-month period;

•

the date that any person or entity, entities or group of persons (other than SIBL, its affiliates or Mr. Pizarro is or becomes the beneficial owner, directly or indirectly, of our securities representing more than thirty percent (30%) or more of the combined voting power of our then outstanding securities, and has voting control;

•

consummation of a merger or consolidation of us with any corporation or other entity, other than a merger or consolidation which would result in our voting securities outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than fifty percent (50%) of the combined voting power of our voting securities or such surviving entity outstanding immediately after such merger or consolidation;

•

a change in ownership of our company through a transaction or series of transactions, such that any person or entity is or becomes the beneficial owner of securities representing fifty percent (50%) or more of securities of the combined voting power of our then outstanding securities; provided that, for such purposes, (x) any acquisition by us, in exchange for our securities, shall be disregarded, and (y) any acquisition of our securities by SIBL shall not constitute a change in ownership or Change in Control; or

•	the Board (or the stockholders if stockholder approval is required by applicable law or under the terms of any relevant agreement) shall approve a plan of complete liquidation.

For purposes of Mr. Pizarro’s agreement, “good reason,” shall mean, among other things,

•	any relocation of our principal office to a location outside of Broward or Miami-Dade counties, Florida,

•	any material diminution in Mr. Pizarro’s authority, duties and responsibilities,

•	any reduction in his base salary or any material reduction in the total value of his fringe benefit compensation,

•	a material breach by us of the agreement,

•	our failure to receive all contemplated capital infusions from SIBL; or

•	our failure to provide and maintain directors’ and officers’ liability insurance in agreed amounts.

Summary of Potential Payments and Benefits

The following table sets forth information regarding potential payments and benefits that each Named Executive Officer would receive upon termination of employment following a change of control termination without Cause, assuming that the triggering event in question occurred on December 31, 2007, the last business day of the fiscal year.(1)

	Cash Payments(2)	Value of Benefits(3)	Value of Options with Accelerated Vesting(4)	Value of Stock with Accelerated Vesting(4)
Harry G. Hobbs	$300,000	$12,000	$1,501,400	$—
Harley L. Rollins	$210,000	—	401,200	—
Michael D. McCutcheon	$210,000	—	236,000	—

(1)

This table does not include information regarding potential benefits and benefits that Mr. Pizarro, our current President, would receive. Mr. Pizarro began employment on March 10, 2008 and, as such, is not a Named Executive Officer. For further information, see a description of his Employment Agreement above.

(2)	The amount in this column reflects a lump sum payment equal to annual base salary in effect on December 31, 2007.
(3)	The amount in this column reflects 12 monthly payments in the amount of 100% of the monthly COBRA premiums for continued health coverage for the Executive.
(4)

As to Messrs. Rollins and McCutcheon, in the event of a termination by us for any reason other than Cause (as defined in their respective employment agreements) or termination by the CEO within 12 months of a Change of Control (as defined in their respective employment agreements), we are required to waive any lapse provisions of stock options or restricted stock grants.

Director Compensation

In December 2005, our Board of Directors adopted a Director compensation policy. In accordance with that policy, our non-employee directors each earn cash compensation of $25,000 per annum for services rendered in their capacity as Directors. In addition, the chairperson of the Audit Committee receives an additional $15,000 per year and the chairperson of each of the other committees receive an additional $5,000 per year. Each other member of the Audit Committee receives an additional $3,750 per year and each other member of the remaining committees receives an additional $1,250 per year. Finally, each non-employee director receives $25,000 of our common stock in their initial year of Board service and is entitled to receive an additional $12,500 of our common stock each year thereafter. In addition, all directors also receive reimbursement of travel expenses incurred in connection with board and committee meeting attendance. No meeting attendance fees are paid to the directors. Director fees are paid on a quarterly basis and, at our discretion, non-employee directors may receive cash in lieu of the shares of common stock Historically, and for financial reporting purposes, any payment of shares to directors has been valued based on the most recent valuation of company stock.

The following table sets forth information for the fiscal year ended December 31, 2007 regarding compensation of our Directors who are not also Named Executive Officers:

Name	Fees Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Sir James M. Ah Koy	$37,000	$12,500	$90,000	$139,500
Osmo A. Hautanen	32,688	12,500	—	45,188
Winston Thompson	30,938	12,500	—	43,438
David L. Levine	48,000	25,000	—	73,000
Charles J. Fernandez(3)	37,600	25,000	—	62,600
Jai Bhagat	27,600	25,000	—	52,600

(1)	Based on $4.17 per share which represents the aggregate market value of our common stock based upon the price at which our common stock was last sold.
(2)

SEC rules require disclosure of perquisites and other personal benefits for Directors unless the amount of that type of compensation is less than $10,000 in the aggregate. None of our directors received perquisites of $10,000 or more in any given year. Sir James Ah Koy was paid $90,000 for consulting services related to our operations in Fiji and other Pacific Island Nations.

(3)	Mr. Fernandez became a director effective January 23, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth as of March 31, 2008, certain information regarding the beneficial ownership of our outstanding common stock by (i) each person known to us to beneficially own more than 5% of our common stock, (ii) each Named Executive Officer, (iii) each of our Directors and (iv) all of such Directors and officers as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all of the common shares owned by them.

	Beneficial Ownership
Name and Address (1)	Number of Shares (2)	Percent of Total (3)
Directors and Named Executive Officers
Pete Pizarro(4)	171,750	*
Harley L. Rollins	108,002	*
Sir James M. Ah Koy (5)	1,212,917	9.3%
Osmo A. Hautanen	39,000	*
Winston Thompson	9,000	*
Michael D. McCutcheon	—	*
David L. Levine	6,000	*
Charles “Carlos” J. Fernandez	6,000	*
Jai Bhagat	6,000	*
All current executive officers and directors as a group (9 persons)	1,583,867	12.1%

Beneficial Owners of More than 5%
Stanford International Bank Ltd. (6)	21,892,878	73.6%
Michael J. Ah Koy (7)	1,276,557	*
Kelton Investments Limited(8)	597,587	3.2%
Kelton Corporation Limited (9)	597,588	4.6%
Krishna Sami(10)	828,105	6.2%
Sami Holdings Ltd(11)	814,307	6.3%

*	Indicates beneficial ownership of less than one percent of our total outstanding common stock.
(1)	Except as otherwise noted, address is c/o eLandia International Inc., 1500 Cordova Road, Suite 312, Fort Lauderdale, FL 33316.
(2)	For purposes of this table, a person is deemed to be the beneficial owner of a security if he or she (a) has or shares voting power or dispositive power with respect to such security, or (b) has the right to acquire such ownership within sixty days. “Voting power” is the power to vote or direct the voting of shares, and “dispositive power” is the power to dispose or direct the disposition of shares, irrespective of any economic interest in such shares.
(3)	In calculating the percentage ownership or percent of equity vote for a given individual or group, the number of shares of common stock outstanding includes unissued shares subject to options, warrants, rights or conversion privileges exercisable within sixty days held by such individual or group, but are not deemed outstanding by any other person or group.
(4)	Mr. Pizarro is the holder of (i) a stock award to purchase 750,000 shares of common stock, which shares vest equally on a monthly basis over a three-year period commencing March 10, 2008, and (ii) a stock option to purchase 3,122,000 shares of common stock, which options vest equally on a monthly basis over a four-year period commencing March 10, 2008. The shares noted above represent the stock awards and option grants which have vested or will vest within the next 60 days.
(5)	Includes 17,742 shares held by Sir James M. Ah Koy, 597,587 shares held by Kelton Investments Limited and 597,588 shares held by Kelton Corporation Limited.
(6)

The beneficial stockholder of Stanford International Bank Ltd. is R. Allen Stanford and the address of the beneficial owner is 5050 Westheimer Road, Houston, Texas 77056. Includes (i) 7,383,010 shares of common stock owned, (ii) 6,060,000 shares of common stock issuable upon conversion of Series A Convertible Preferred Stock issuable upon conversion of $30,300,000 representing the currently outstanding principal amount of certain Convertible Promissory Notes which are convertible at any time into shares of our common stock, (iii) 6,370,368 shares of Series B Convertible Preferred Stock which are convertible into shares of our common stock; and (iv) 2,079,500 shares of common stock issuable upon exercise of a currently-exercisable warrants.

(7)	Includes 81,382 shares held by Michael Ah Koy, 597,587 shares held by Kelton Investments Limited and 597,588 shares held by Kelton Corporation Limited.
(8)	Kelton Investments Limited is a corporation existing under the laws of Fiji, of which the JMA Family Trust holds a 62% ownership interest. Sir James M. Ah Koy is the trustee of the Trust and the Managing Member of Kelton and exercises voting and investment power over the shares held by Kelton. In addition, Michael Ah Koy has a 9.5% direct beneficial interest in the JMA Family Trust.
(9)	Kelton Corporation Limited is a corporation existing under the laws of Fiji, of which the JMA Family Trust holds a 62% ownership interest. Sir James M. Ah Koy is the trustee of the Trust and the Managing Member of Kelton and exercises voting and investment power over the shares held by Kelton. In addition, Michael Ah Koy has a 9.5% direct beneficial interest in the JMA Family Trust.
(10)	Includes 15,937 shares held by Krishna Sami and 781,460 shares held by Sami Holdings Ltd, a private company controlled by Krishna Sami.
(11)	Sami Holdings Ltd is a private company controlled by Krishna Sami.

Equity Compensation Plan Information

As of December 31, 2007, the 2007 Stock Option and Incentive Plan was the only equity compensation plan currently maintained by us. This plan was approved by our stockholders. The following table sets forth aggregated information pertaining to equity securities authorized for issuance under the plan as of December 31, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in 1st column)
Equity compensation plans approved by security holders (1)	1,412,200	$3.18	1,194,500

Equity compensation plans not approved by security holders	n/a	n/a	n/a

(1)	Represents shares issuable pursuant to outstanding options under, and the shares reserved under, the Plan.

The Plan provides for a proportionate adjustment to the number of shares reserved for issuance in the event of any stock dividend, stock split, combination, recapitalization, or similar event.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Since January 1, 2007, we have not been a party to, and we have no plans to be a party to, any transaction or series of similar transactions in which the amount involved exceeded or will exceed $120,000 and in which any current director, executive officer, holder of more than 5% of our capital stock, or entities affiliated with them, had or will have a material interest other than in the transactions described below. The descriptions set forth below are qualified in their entirety by reference to the applicable agreements, copies of which are filed as exhibits to this Annual Report.

Agreements with Stanford International Bank Ltd.

We have entered into certain agreements with Stanford International Bank Ltd., our principal stockholder (“SIBL”), and its affiliates.

February 2006 Financing

As of February 10, 2006, we issued a promissory note to and entered into a Note Purchase Agreement with SIBL in the principal amount of $2.3 million for general working capital purposes. On July 24, 2006, we entered into a First Amendment to the Note Purchase Agreement increasing the principal amount to $3.3 million. As of October 2, 2006, we had drawn the entire amount available of $3.3 million. The promissory note accrues interest at a rate of 8% per annum and is due on December 31, 2007. The principal amount of the note, together with any unpaid interest, is due in a single payment on December 31, 2007 or upon the occurrence of an equity or debt financing in excess of $8 million. Interest payments under this note commenced on April 1, 2006 and are payable on a quarterly basis. We have not made any of the required interest only payments which constitutes an event of default under the Note Purchase Agreement. However, by letter dated October 30, 2006, the lender granted a waiver of default for the period April 1, 2006 to December 31, 2006. In February 2007, this obligation was refinanced as part of the February 2007 financing described below.

February 2007 Financing

Effective February 16, 2007, we entered into a Convertible Note Purchase Agreement with SIBL, pursuant to which SIBL purchased from us a convertible promissory note in the amount of $25.3 million and a warrant granting to SIBL, and its assigns, the right to purchase up to 1,518,000 shares of our common stock. The note has a four-year term, with all principal being due and payable at maturity, and bears interest at an annual rate of 10%, accruing and payable on the 24-month anniversary of the date of the note and then quarterly thereafter. The note will, at the option of SIBL, be convertible, in whole or in part, into shares of Series A Convertible Preferred Stock of eLandia at an initial conversion price of $5.00 per share, at such time as we amend our Certificate of Incorporation to provide for preferred stock. We are required to use the proceeds solely for the purposes of

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

June 2007 Financing

On June 25, 2007, we closed on a second Convertible Note Purchase Agreement with SIBL, pursuant to which we issued a Convertible Promissory Note in the amount of $5.0 million and a warrant granting SIBL, and its assigns, the right to purchase up to 300,000 shares of common stock at $5.00 per share. The note has a four year term, with all principal being due and payable at maturity, and bears interest at an annual rate of 10%, accruing from issuance and payable on the 24-month anniversary of the date of the note and then quarterly thereafter. The note will, at the option of SIBL, be convertible, in whole or in part, into shares of Series A Convertible Preferred Stock at an initial conversion price of $5.00 per share. We are required to use the proceeds solely for the funding of Latin Node. The note is secured by the pledge of all of the shares of capital stock of Latin Node held by us at any time.

November 2007 Financing

Effective November 21, 2007, we entered into a Preferred Stock Purchase Agreement with SIBL pursuant to which SIBL agreed to purchase from us for an aggregate purchase price of $35,000,000 (i) up to 5,185,185 shares of our Series B Convertible Preferred Stock; and (ii) warrants granting to SIBL, and/or its assigns, the right to purchase up to 3,638,000 shares of our common stock.

The shares of Series B Preferred Stock will, at the option of SIBL, be convertible, in whole or in part, into shares of our common stock at an initial conversion price of $6.75 per share. The proceeds received by us pursuant to the Purchase Agreement are to be used solely for the purposes of (i) reimbursing SIBL all of its fees and transaction expenses incurred in connection with the Purchase Agreement; (ii) to acquire a majority ownership and controlling interest in Desca pursuant to the Unit Purchase Agreement as amended; and (iii) up to $6,000,000 shall be used for our general working capital needs. Further, Desca is to use the proceeds received pursuant to the Unit Purchase Agreement as follows: (i) up to $5,000,000 will be used to fund the purchase of existing ownership interests in Desca from its existing members; (ii) $4,000,000 will be used to fund Desca’s capital expenditures (managed services, mobile readiness, public sector); (iii) $5,000,000 will be used for Desca’s general working capital purposes; and (iv) $12,000,000 shall be used to fund Desca’s future expansion. The warrants are exercisable by SIBL and its assigns for five years and have an exercise price of $0.001 per share. Further, in connection with the investment by SIBL into eLandia, SIBL agreed to surrender warrants to purchase 2,068,000 shares of our common stock previously issued to SIBL and its affiliates and assignees.

In connection with the transaction with SIBL and the consideration paid to SGC, and because SIBL is our significant stockholder, we obtained a fairness opinion from vFinance, Inc. as to the fairness, from a financial point of view, of (i) the compensation to be received by SGC for its services in connection with these transactions, (ii) the conversion price of the Series B Preferred Stock and the exercise price of the warrants, and (iii) the number of warrants to be issued to SIBL.

February 2008 Financing

Effective February 20, 2008, we entered into a Preferred Stock Purchase Agreement with SIBL pursuant to which SIBL agreed to purchase from us for an aggregate purchase price of $40,000,000 (i) up to 5,925,926 shares of our Series B Preferred Stock and (ii) warrants granting to SIBL, and/or its assigns, the right to purchase up to 4,158,000 shares of our common stock. The shares of Series B Preferred Stock will, at the option of SIBL, be convertible, in whole or in part, into shares of our common stock at an initial conversion price of $6.75 per share. The warrants are exercisable by SIBL and its assigns for seven years and have an exercise price of $0.001 per share. The Series B Preferred Stock provided for funding in increments of $2 million on a weekly basis for 20 weeks. Each funding is subject to various conditions. The proceeds received by us pursuant to the purchase agreement are to be used to make strategic acquisitions and for general working capital needs.

Pursuant to the terms of a First Amendment to Preferred Stock Purchase Agreement executed February 29, 2008, SIBL accelerated the funding of $8 million under the purchase agreement through the purchase of 1,185,184 shares of Series B Preferred Stock and the warrants to purchase 4,158,000 of our common stock on February 28, 2008. We used the proceeds of this funding to pay to Laurus for our purchase of the debt of Latin Node, and the balance was for general working capital needs. The balance of $32 million is being paid in 8 weekly installments of $4 million each which began in April 2008.

Collateral Pledge

On February 28, 2008, we entered into a Collateral Participation Agreement with SIBL. Pursuant to the Collateral Participation Agreement, we granted SIBL various participation rights to the collateral previously granted to Laurus under the terms of the loan by Laurus to Latin Node and assigned to us pursuant to an assignment agreement. The participation rights will serve as additional collateral securing our obligations to SIBL under certain loans previously made to us in the aggregate principal amount of $30.3 million. The participation rights include the right to declare an event of default under the loan to Latin Node and to receive payments from Latin Node thereunder.

Additional Future Funding by SIBL

SIBL also agreed, subject to various conditions, to purchase an additional $20 million of Series B Preferred Stock in early 2009 and to execute and deliver a bridge loan agreement pursuant to which SIBL would make one or more loans to us up to a maximum aggregate amount not exceeding $40 million. The additional $20 million funding obligation has been reduced by $4.2 million as a result of SIBL’s purchase of elandia common stock from certain stockholders and may be reduced by an additional $800,000, and is subject to reduction, on a dollar-for-dollar basis, by the amount of any third party equity investments obtained by us prior to December 31, 2008.

We have yet to prepare and execute the documents describing these two funding commitments. In all cases, the agreements by SIBL to purchase securities and make loans are subject to a number of conditions. There is no assurance that SIBL will continue to fund us or that the amount, timing and duration of the funding will be adequate to sustain our business operations.

Agreements with Stanford Group Company

Effective January 4, 2007, we entered into an agreement with Stanford Group Company, an affiliate of SIBL (“SGC”). Pursuant to this agreement, SGC agreed to serve as (i) our exclusive financial advisor in connection with possible merger, acquisition or other form of entity combination involving eLandia, and (ii) our exclusive placement agent in the proposed placement of our securities. The agreement is for a term of six months, although either party may terminated the agreement at any time upon ten days prior written notice. As compensation for services to be provided, we agreed to pay SGC a non-refundable monthly retainer of $15,000 for the term of the engagement, as well as a reimburse SGC for all reasonable out of pocket expenses. In addition, we agreed to pay SGC a placement fee equal to 7% of the gross proceeds of any equity placement and 4% of the gross proceeds of any debt placement, as well as warrants to purchase shares representing a percentage of the securities sold in connection with the placement, 5% in connection with an equity placement and 2.5% in connection with a debt placement. The warrants will be for a term of five years, will be exercisable at the exercise price or conversion price of the securities sold and will contain standard provisions regarding cashless exercise, anti-dilution and other customary terms. In connection with a business combination, we agreed to pay SGC an advisory fee equal to 3% of the consideration paid or received in connection with the business combination. (The monthly retainer will be credited towards any of the fees that may become payable to SGC as part of any placement fee or advisory fee.)

By letter agreement dated August 30, 2007, we retained SGC to serve as non-exclusive financial adviser in connection the possible merger, acquisition or other combination, and exclusive placement agent in the proposed placement of our securities. The agreement was for a term of six months, unless extended in writing. In consideration for the services to be provided, we agreed to pay SGC a placement fee equal to 7% of the gross proceeds of any equity placement and 4% of the gross proceeds of any debt placement, along with warrants to purchase shares of our common stock representing 2.5% to 5% of the shares sold in the offering. In the case of business combination, we agreed to pay SGC a fee equal to 5% of the value of the business combination. By letter agreement dated September 6, 2007, we specifically agreed to retain SGC as our exclusive financial advisor to facilitate the sale of certain business segments and agreed to pay SGC a fee in connection with the sale.

As a result of these agreements, since January 1, 2007, we have paid SGC the following consideration in connection with various transactions.

•

For facilitating the February 2007 financing by SIBL, we granted SGC 200,000 warrants exercisable within seven years with an exercise price of $5.00 per share. In addition to the warrants, we paid SGC a $2,000,000 fee, of which $1,400,000 was for facilitating the transaction.

•

For facilitating the June 2007 financing by SIBL, we granted SGC warrants to purchase 50,000 shares, exercisable over seven years at an exercise price of $5.00 per share. We also paid SGC a $500,000 fee for facilitating the transaction.

•

For facilitating the Security Agreement with Laurus Master Fund, Ltd., we paid SGC a fee of $220,000 and granted SGC warrants to purchase 30,000 shares of our common stock exercisable at $5.75 per share.

•

For facilitating the investment by SIBL into eLandia and the investment by eLandia into Desca, we paid SGC a fee of $2,450,000 and issued to SGC warrants to purchase up to 259,259 shares of our common stock. These warrants are exercisable over a period of five years at a price of $6.75 per share.

•	For facilitating the February 2008 investment by SIBL, we paid SGC a fee of $250,000.

By letter agreement dated February 28, 2008, we terminated our agreements with SGC, although we agreed that SGC would nonetheless be paid a fee in connection with the financing by SIBL effected in February 2008 and the sale of our assets or operations in American Samoa, Papua New Guinea and Fiji and the other Pacific Island Nations.

Board Approval of Agreements with SIBL/SGC

In connection with the transactions described above, in most cases, our Board of Directors obtained a “fairness” opinion from vFinance Investments, Inc. as to the fairness from a financial point of view of:

•	the compensation to be received by SGC for its services in connection with these transactions,

•	the conversion price of the notes and/or convertible preferred stock and the exercise price of the warrants, and

•	the number of warrants to be issued to SIBL.

The Board of Directors considered, among other things, this fairness opinion when it approved these transactions which, upon the recommendation of our Capital Committee following several meetings to review the transactions, a majority of our independent directors approved.

Agreements with Kelton Investments Limited

During April 2005, Datec Fiji Ltd. sold to Kelton Investments Limited certain real estate property located in Fiji for a purchase price of approximately $1,560,000. Management believes the purchase price paid by Kelton was fair market value. The appraised value was $1,680,000. The purchase price was $120,000, or 7.1%, less than the appraised value of the property. However, we received no other offers on the property, and we paid no commissions or realtor costs in connection with the sale, and management previously determined that it was in our best interest to sell the property. The property is being leased to us and utilized for our operations in Fiji. Management believes that the terms of this lease are consistent with fair market value. Sir James M. Ah Koy, our director, is the Chairman of Kelton and exercises voting and investment power over the shares held by Kelton.

During March 2005, one of our subsidiaries sold its building located in Papua New Guinea for approximately $3,470,000 to Pacific Rumana, an entity which is collectively owned by Kelton and Steamships, Inc., a 50% minority interest holder for Datec PNG. On September 25, 2005, Datec PNG entered into a lease agreement with Rumana to rent such building for a period of one year from April 2005 to March 2006. Since then, we continue to lease the building pursuant to an oral agreement. We leased the building for an additional four years commencing April 1, 2006 and terminating on March 31, 2010. Management believes the purchase price paid by Pacific Rumana was fair market value. We use this property for our operations in Papua New Guinea.

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

Director Independence

As of the date of this Annual Report, we do not have securities listed on a national securities exchange or in an inter-dealer quotation system. As such, there is no requirement that a majority of the members of our Board of Directors be independent. Nonetheless, our Board of Directors, in the exercise of reasonable business judgment, determined that a majority of our directors should qualify as independent directors pursuant to SEC rules and regulations and the independence standards of the listing requirements of The Nasdaq Stock Market. Under these standards, a director is not “independent” if he has certain specified relationships with the company or any other relationships that, in the opinion of the Board, would interfere with his exercise of independent judgment as a director.

In particular and subject to some exceptions, the Nasdaq rules generally provide that a director will not be independent if:

•	the director is, or in the past three years has been, employed by the Company or any of its subsidiaries;

•	the director has an immediate family member who is, or in the past three years has been, an executive officer of the Company or any of its subsidiaries;

•

the director or a member of the director’s immediate family has received payments from the Company of more than $100,000 during any period of twelve consecutive months within the past three years other than for service as a director;

•

the director or a member of the director’s immediate family is a current partner of our independent auditors, or is, or in the past three years, has been, employed by our independent auditors in a professional capacity and worked on the Company’s audit;

•

the director or member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where the Company’s executive officer serves on the compensation committee; or

•

the director or a member of the director’s immediate family is a partner in, or a controlling stockholder or an executive officer of, an entity that makes payments to or receive payments from the Company in an amount which, in any fiscal year during the past three years, exceeds the greater of $200,000 or 5% of the other entity’s consolidated gross revenues.

Based on its review of the foregoing standards, the Board of Directors has affirmatively determined, that our independent directors are: Osmo A. Hautanen, Winston Thompson, Charles J. Fernandez and Jai Bhagat. Commencing January 31, 2008 and through the first business day following the filing of this annual report, when Mr. Levine was serving as our principal executive officer, he was not independent; as a result, during that interim period of time, he resigned as a member of the various committees. However, the first day following the filing of this annual report, Mr. Pizarro will become our principal executive officer and Mr. Levine will resume his roles as Chairman of the Governance and Nominating Committee and member of the Compensation Committee and Capital Committee. Our Board of Directors has affirmatively determined that Mr. Levine is an independent director, except during the period during which he is acting as principal executive officer.

The Board of Directors has established several committees to assist it in fulfilling its responsibilities:

•	the Audit Committee (comprised of Messrs. Fernandez, Hautanen and Thompson);

•	the Compensation Committee (comprised of Messrs. Hautanen and Thompson);

•	the Governance and Nominating Committee (comprised of Messrs. Bhagat and Fernandez); and

•	the Capital Committee (comprised of Messrs. Bhagat, Levine, Hautanen and Fernandez).

The Special Committee (comprised of Messrs. Fernandez, Levine and Hautanen) was formed to oversee the investigation of the FCPA matter.

All of the members of the committees are nominated by the Governance and Nominating Committee and appointed by the Board of Directors. Members of these committees are elected annually at the Board of Directors’ meeting following the annual meeting of stockholders. Each of these committees is composed entirely of independent directors and operates under a charter approved by the Board of Directors setting out the purposes and responsibilities of the committee.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The firm of Marcum & Kliegman LLP, an independent registered public accounting firm (“M&K”), has served as our auditors for the fiscal year ending December 31, 2007.

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by M&K for the audit of our annual financial statements for the years ended December 31, 2007 and 2006 and fees billed for other services rendered by M&K during those periods.

Principal Accountant Fees and Services

	2007	2006
Audit Fees (1)	$1,260,000	$768,000
Audit-Related Fees (2)	24,000	120,000
Tax Fees (3)	44,000	35,000
All Other Fees (4)	—	—

Total	$1,328,000	$923,000

(1)

Audit fees consistent principally of audit work performed on the consolidated financial statements, as well as work generally only the independent auditors can reasonably be expected to provide, such as statutory audits, included in our Form 10-K and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during those fiscal years.

(2)

Audit related fees consisted principally of services related to our assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and for review of the financial statements included in our Registration Statement on Form 10, as amended.

(3)	Tax fees consisted principally of assistance with taxation compliance, tax advice and tax planning.
(4)	“Other” services included products and services provided by our principal accountant, other than the services covered above.

Audit Committee Pre-Approval Policies and Procedures

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee established a policy to pre-approval all audit and permissible non-audit services provided by the independent auditor.

Prior to engagement of the independent auditor for the next year’s audit, we require management to submit a list of services and related fees expected to be rendered during that year within each of four categories of services to the Audit Committee for approval.

•

Audit services include audit work performed on the financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and discussions surrounding the proper application of financial accounting and/or reporting standards.

•

Audit-Related services are for assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

•

Tax services include all services, except those services specifically related to the audit of the financial statements, performed by the independent auditor’s tax personnel, including tax analysis; assisting with coordination of execution of tax related activities, primarily in the area of corporate development; supporting other tax related regulatory requirements; and tax compliance and reporting.

•	Other fees are those associated with services not captured in the other categories. We generally do not request such services from the independent auditor.

Prior to engagement, the Audit Committee pre-approves independent auditor services within each category. We budget these fees and the Audit Committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval categories. In those instances, the Audit Committee requires specific pre-approval before engaging the independent auditor. All of our non-audit services must be approved by the Audit Committee and persons, other than the auditor’s full-time permanent employees, must perform less than 50% of the hours expended on the auditor’s engagement.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decision to the Audit Committee at its next scheduled meeting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits.

Exhibit No.	Description of Document	Method of Filing
2.1	Order Confirming Joint Plan of Reorganization and Granting Debtors’ Motion to Substantively Consolidate Bankruptcy Cases, In the United States Bankruptcy Court for the Western District of Arkansas Fayetteville Division, dated as of September 14, 2004.	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

2.2	Amended and Restated Agreement and Plan of Merger among eLandia Solutions, Inc., Elandia AST Acquisition, Inc., W&R South Pacific L.P., Stanford International Bank Ltd. (“SIBL”), AST Telecom L.L.C., dated as of August 15, 2005.	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

2.3	Amended and Restated Arrangement Agreement between eLandia Solutions, Inc., eLandia South Pacific Holdings, Inc., Elandia Datec Acquisition Ltd., Datec Group Ltd., Datec Pacific Holdings, Ltd., Stanford International Bank Ltd., Michael J. Ah Koy, James M. Ah Koy, Krishna Sami, Kelton Investments Limited, Sami Holdings Ltd., Sydney Donald(Trip) Camper III, Eddie Crowston and Harley L. Rollins, dated as of August 8, 2005.	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

2.4	Agreement and Plan of Merger by and among Centra Industries, Inc., Centra Acquisition, Inc., eLandia Solutions Incorporated, Stanford Venture Capital Holdings, Inc., and the stockholders of eLandia Solutions Incorporated, dated as of May 20, 2004.	Previously filed as an exhibit to the Form 10/A filed on August 25, 2006.

3.1	Certificate of Incorporation of the Company.	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

3.2	Bylaws of the Company.	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

3.3	Amended and Restated Bylaws Adopted January 16, 2007.	Previously filed as an exhibit to the Form 10/A-2 filed on February 20, 2007.

4.1	Co-Sale and First Refusal Agreement by and between SIBL and W&R South Pacific, L.P., dated January 31, 2006.	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

4.2	Security Agreement by and among the Company (formerly known as Centra Industries Inc.), Midwest Cable Communications of Arkansas, Inc., and Stanford Venture Capital Holdings, Inc., dated as of October 25, 2004.	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

4.3	Satisfaction and Release of Promissory Notes and Security Interests by SIBL, dated as of January 30, 2006.	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

4.4	Form of Warrant issued by Elandia in favor of Stanford dated February 16, 2007.	Previously filed as an exhibit to the Current Report on Form 8-K dated February 16, 2007.

4.5	Registration Rights Agreement dated February 16, 2007, by and among Elandia and Stanford.	Previously filed as an exhibit to the Current Report on Form 8-K dated February 16, 2007.

4.6	Form of Warrant filed by Elandia in favor of SIBL, dated November 21, 2007.	Previously filed as an exhibit to the Current Report on Form 8-K dated November 21, 2007.

4.7	Registration Rights Agreement, dated November 21, 2007, by and between Elandia and SIBL.	Previously filed as an exhibit to the Current Report on Form 8-K dated November 21, 2007.

9.1	Memorandum of Agreement between SIBL and Kelton Investments, Ltd., dated December 8, 2005	Previously filed as an exhibit to the Form 10/A filed on August 25, 2006.

10.1	Form of Indemnification Agreement (Principal Executive Officer).	Filed herewith.

10.2	Form of Indemnification Agreement (Executive Officer).	Filed herewith.

10.3	Form of Indemnification Agreement (Director).	Filed herewith.

10.4	Form of Lock-Up Agreement.	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

10.5	Employment Agreement between the Company and Harley L. Rollins, dated as of July 1, 2005.	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

10.6	Stock Subscription Agreement between the Company and Sydney D. Camper, dated as of July 29, 2005.	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

10.7	Stock Purchase Agreement between the Company and Harley L. Rollins, dated as of July 29, 2005.	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

10.8	Stock Subscription Agreement between the Company and Harley L. Rollins, dated as of July 29, 2005.	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

10.9	IBM Business Partner Stock Purchase Agreement between IBM New Zealand Limited and Datec (Fiji) Ltd. the Company and Harley L. Rollins, dated as of September 12, 2002.	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

10.10	Lease Agreement by and between the Company and Southern Centers Associates I, LLP, dated January 30, 2004 (relating to property at 1500 Cordova Road in Ft. Lauderdale, FL), and First Addendum to Lease dated, May 27, 2006.	Previously filed as an exhibit to the Form 10/A filed on August 25, 2006.

10.11	Lease Agreement by and between Kelton Investments Limited and Datec Fiji Ltd., dated April 1, 2005 (relating to property at 68 Gordon Street in Suva, Fiji)	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

10.12	Lease Agreement by and between Kelton Investments Limited and Network Services Ltd, dated April 1, 2005 (relating to property at 63 Albert Street in Auckland, New Zealand)	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

10.13	Lease Agreement by and between Jewel Properties Limited, DatecKelton Investments Ltd. and Datec Group Fiji Ltd., dated October 13, 2004 (relating to property at 63 Albert Street in Auckland, New Zealand).	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

10.14	Lease Agreement by and between Datec PNG Limited and the Independent State of Papua New Guinea, dated September 10, 2003 (relating to property at Allotment 32 Section 38 in Hohola, N.C.D. in Papua New Guinea).	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

10.15	Lease Agreement by and between Centrepoint Limited and Datec Solomon Islands Limited, dated December 1, 2004 (relating to property at 611 Mendana Avenue in Honiara, Solomon Islands).	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

10.16	Lease Agreement by and between Datec Samoa Limited and Justin Parker Trading as J Parker Investment, dated March 22, 2004 (relating to property at in the Parker Building in Apia, Samoa).	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

10.17	Constitution of Datec (PNG) Limited (relating to the Datec PNG Pty Joint Venture)	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

10.18	Stockholders’ Agreement for Datec PNG Pty Limited between Steamships Pty Limited and Kelton Investments Limited (relating to the Datec PNG Pty Joint Venture).	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

10.19	License Agreement between Tower Top Investments, Inc. and the Company, dated April 1, 2006.	Previously filed as an exhibit to the Form 10/A filed on August 25, 2006.

10.20	License Agreement between Tower Top Investments, Inc. and the Company, dated April 1, 2006	Previously filed as an exhibit to the Form 10/A filed on August 25, 2006.

10.21	License Agreement between Tower Top Investments, Inc. and the Company, dated April 1, 2006.	Previously filed as an exhibit to the Form 10/A filed on August 25, 2006.

10.22	License Agreement between Tower Top Investments, Inc. and the Company, dated April 1, 2006.	Previously filed as an exhibit to the Form 10/A filed on August 25, 2006.

10.23	Executive Employment Agreement between the Company and Michael J. Ah Koy, dated February 1, 2006.	Previously filed as an exhibit to the Form 10/A filed on August 25, 2006.

10.24	Note Purchase Agreement between the Company and SIBL, dated February 10, 2006.	Previously filed as an exhibit to the Form 10/A filed on August 25, 2006.

10.25	First Amendment to Note Purchase Agreement between the Company and SIBL, dated July 24, 2006.	Previously filed as an exhibit to the Form 10/A filed on August 25, 2006.

10.26	Executive Employment Agreement between the Company and Michael D. McCutcheon, dated August 1, 2006.	Previously filed as an exhibit to the Form 10/A filed on August 25, 2006.

10.27	Executive Employment Agreement between the Company and Harry G. Hobbs, effective August 28, 2006.	Previously filed as an exhibit to the Form 10/A filed on August 25, 2006.

10.28	Employment Agreement between the Company and Barry I. Rose, dated January 31, 2006.	Previously filed as an exhibit to the Form 10/A filed on August 25, 2006.

10.29	Amended and Restated Management Agreement between the Company and Level Best, Inc., effective as of January 31, 2006.	Previously filed as an exhibit to the Form 10/A filed on August 25, 2006.

10.30	Distributor Agreement between Canon Australia Pty Limited and Datec (PNG) Limited, dated June 14, 2006.	Previously filed as an exhibit to the Form 10/A-Q for the quarter ended September 30, 2006.2 filed on February 20, 2007.

10.31	Authorized Alliance Support Organization Agency Agreement, dated September 19, 2003, between Datec Australia Pty Ltd. and Hewlett-Packard Australia Pty Ltd.	Previously filed as an exhibit to the Form 10/A-2 filed on February 20, 2007.

10.32	Purchase Agreement between Elandia Technologies, Inc. and Chickasaw Wireless, Inc., dated as of October 20, 2006.	Previously filed as an exhibit to the Form 10/A-2 filed on February 20, 2007.

10.33	Loan Agreement among AST Telecom, LLC, as Borrower, ANZ Finance American Samoa, Inc. and ANZ Amerika Samoa Bank, as Lenders, and ANZ Finance American Samoa, as Agent, dated October 30, 2006.	Previously filed as an exhibit to the Form 10/A-2 filed on February 20, 2007.

10.34	Security Agreement among Elandia, Inc., Elandia South Pacific Holdings, Inc., and Elandia Datec Acquisition Ltd., in favor of ANZ Finance American Samoa, Inc., dated October 30, 2006.	Previously filed as an exhibit to the Form 10/A-2 filed on February 20, 2007.

10.35	Indemnity, Subrogation and Contribution Agreement among AST Telecom, LLC, as Borrower, and Elandia, Inc., Elandia South Pacific Holdings, Inc., Elandia Datec Acquisitions, Inc., Generic Technology Limited, Datec (Fiji) Limited and Network Services Limited, et al, dated October 30, 2006.	Previously filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2006.

10.36	Continuing Guaranty Security Agreement among Elandia, Inc., Elandia South Pacific Holdings, Inc., and Elandia Datec Acquisition Ltd., as Guarantors, in favor of ANZ Finance American Samoa, Inc. and ANZ Amerika Samoa Bank, as Lenders, and ANZ Finance American Samoa, as Agent, dated October 30, 2006.	Previously filed as an exhibit to the Form 10/A-2 filed on February 20, 2007.

10.37	Convertible Note Purchase Agreement dated February 16, 2007, by and among Elandia and Stanford.	Previously filed as an exhibit to the Current Report on Form 8-K dated 10/A-2 filed on February 16, 2007.

10.38	Convertible Promissory Note dated February 16, 2007 issued by Elandia in favor of Stanford	Previously filed as an exhibit to the Current Report on Form 8-K dated 10/A-2 filed on February 16, 2007.

10.39	Stock Pledge Convertible Note Purchase Agreement dated February 16, 2007, by and among Elandia and Stanford.	Previously filed as an exhibit to the Current Report on Form 8-K dated February 16, 2007.

10.40	Credit Agreement dated February 16, 2007, by and among Elandia and Latin Node; Latin Node, LLC, a Florida limited liability company; Latinode Communications Corporation, a Florida corporation; NSite Software, LLC, a Florida limited liability company; Tropical Star Communications, Inc., a Florida corporation; TS Telecommunications, Inc., a Florida corporation; and Total Solutions Telecom, Inc., a Florida corporation (collectively, the “Latin Node Entities”).	Previously filed as an exhibit to the Current Report on Form 8-K dated February 16, 2007.

10.41	Secured Promissory Note dated February 16, 2007 issued by the Latin Node Entities and its subsidiaries in favor of Elandia.	Previously filed as an exhibit to the Current Report on Form 8-K dated February 16, 2007.

10.42	Security Agreement dated February 16, 2007 by and among Elandia and the Latin Node Entities.	Previously filed as an exhibit to the Current Report on Form 8-K dated February 16, 2007.

10.43	Stock Pledge Agreement dated February 16, 2007 by and among Elandia and the Latin Node Entities.	Previously filed as an exhibit to the Current Report on Form 8-K dated February 16, 2007.

10.44	Preferred Stock Purchase Agreement dated February 16, 2007 by and among Elandia, Latin Node, RAV, and Jorge Granados.	Previously filed as an exhibit to the Current Report on Form 8-K dated February 16, 2007.

10.45	Executive Employment Agreement between the Company and Michael J. Ah Koy dated January 1, 2007.	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2006.

10.46	Executive Employment Agreement between Elandia and Michael D. McCutcheon dated February 7, 2007.	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2007.

10.47	First Amendment to Convertible Note Purchase Agreement dated April 11, 2007 by and between Elandia and SIBL.	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2007.

10.48	Letter from Amerika Samoa Bank dated April 17, 2007.	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2007.

10.49	Executive Employment Agreement between the Company and Laura Janke Jaeger dated April 23, 2007.	Previously filed as an exhibit to Form 10-Q for the quarter ended June 30, 2007 filed August 20, 2007.

10.50	Credit Agreement, dated October 2, 2007, by and between Desca and Elandia.	Previously filed as an exhibit to the Current Report on Form 8-K dated October 2, 2007.

10.51	Secured Promissory Note, dated October 2, 2007, issued by Desca in favor of Elandia.	Previously filed as an exhibit to the Current Report on Form 8-K dated October 2, 2007.

10.52	Borrower Pledge and Security Credit Agreement, dated October 2, 2007, by and between Desca and Elandia.	Previously filed as an exhibit to the Current Report on Form 8-K dated October 2, 2007.

10.53	Alvarado Pledge and Security Agreement dated October 2, 2007, by and between Alvarado and issued by Desca in favor of Elandia.	Previously filed as an exhibit to the Current Report on Form 8-K dated October 2, 2007.

10.54	Guaranty of Alvarado dated October 2, 2007.	Previously filed as an exhibit to the Current Report on Form 8-K dated October 2, 2007.

10.55	Preferred Unit Purchase Alvarado Pledge and Security Agreement, dated October 2, 2007, by and among Elandia, Desca, Bella and Alvarado.	Previously filed as an exhibit to the Current Report on Form 8-K dated October 2, 2007.

10.56	Credit Agreement Guaranty of Alvarado, dated October, 2, 2007, by and between Elandia and Stanford.	Previously filed as an exhibit to the Current Report on Form 8-K dated October 2, 2007.

10.57	Secured Promissory Note dated October 2, 2007, issued by and among Elandia in favor of Stanford.	Previously filed as an exhibit to the Current Report on Form 8-K dated October 2, 2007.

10.58	Collateral Assignment Agreement, dated October 2, 2007, by and between Elandia and Stanford.	Previously filed as an exhibit to the Current Report on Form 8-K dated October 2, 2007.

10.59	Amendment No. 1 to Preferred Unit Purchase Agreement, dated November 21, 2007, by and among Elandia, Elandia/Desca Holdings, LLC, Desca Holding LLC and Jorge Enrique Alvarado Amado.	Previously filed as an exhibit to the Current Report on Form 8-K dated November 21, 2007.

10.60	Preferred Stock Purchase Agreement, dated November 21, 2007, by and between Elandia and SIBL.	Previously filed as an exhibit to the Current Report on Form 8-K dated November 21, 2007.

10.61	Security Agreement, dated June 29, 2007, by and among Laurus Master Fund, Ltd., Elandia, Inc., Latin Node, Inc. and certain subsidiaries of Latin Node, Inc.	Previously filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2007.

10.62	Guaranty, dated June 29, 2007, executed by Elandia, Inc. and Retail Americas VOIP, LLC in favor of Laurus Master Fund, Ltd.	Previously filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2007.

10.63	Equity Pledge Agreement, dated June 29, 2007, by and among Latin Node, Inc., Latin Node, LLC, Elandia, Inc., Latin Node Europe, GmbH, Retail Americas VOIP, LLC and Laurus Mater Fund, Ltd.	Previously filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2007.

10.64	Secured Convertible Term Note, dated June 29, 2007, executed by Latin Node, Inc. and certain of its subsidiaries in favor of Laurus Mater Fund, Ltd.	Previously filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2007.

10.65	Secured Revolving Note, dated June 29, 2007, executed by Latin Node, Inc. and certain of its subsidiaries in favor of Laurus Master Fund, Ltd.	Previously filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2007.

10.66	Registration Rights Agreement, dated June 29, 2007, by and between Latin Node, Inc. and Laurus Master Fund, Ltd.	Previously filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2007.

10.67	Executive Employment Agreement between the Company and John Hamm dated July 23, 2007.	Previously filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2007.

10.68	Executive Employment Agreement between Elandia and Pete R. Pizarro dated February 15, 2008.	Filed herewith.

10.69	2007 Stock Option and Incentive Plan.	Filed herewith.

10.70	2008 Executive Incentive Plan.	Filed herewith.

10.71	Summary of Proposed Terms dated April 4, 2008	Filed herewith. Confidential treatment has been requested for portions of this exhibit and these portions have been omitted and are marked by asterisk. This exhibit, including confidential portions, has separately been filed with the U.S. Securities and Exchange Commission.

14.1	Code of Business Conduct and Ethics.	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2007.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2008	ELANDIA INTERNATIONAL, INC.

	By:	/s/ David L. Levine
David L. Levine, Chairman of the Board
(Acting Principal Executive Officer)

Date: May 16, 2008	By:	/s/ Harley L. Rollins
Harley L. Rollins, Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 16, 2008.

/S/ DAVID L. LEVINE	Chairman of the Board of Directors (Acting Principal Executive Officer)
David L. Levine

/S/ HARLEY L. ROLLINS	Chief Financial Officer (Principal Financial and Accounting Officer)
Harley L. Rollins

/S/ SIR JAMES M. AH KOY	Director
Sir James M. Ah Koy

/S/ JAI BHAGAT	Director
Jai Bhagat

/S/ CHARLES J. FERNANDEZ	Director
Charles J. Fernandez

/S/ OSMO A. HAUTANEN	Director
Osmo A. Hautanen

/S/ WINSTON THOMPSON	Director
Winston Thompson

Exhibit Index

Exhibit No.	Description of Document
10.1	Form of Indemnification Agreement (Principal Executive Officer)

10.2	Form of Indemnification Agreement (Executive Officer)

10.3	Form of Indemnification Agreement (Director)

10.68	Executive Employment Agreement between Elandia and Pete R. Pizarro dated February 15, 2008.

10.69	2007 Stock Option and Incentive Plan

10.70	2008 Executive Incentive Plan

10.71	Summary of Proposed Terms dated April 4, 2008

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.