Form 10-K/A
period 2007-12-31
ELANDIA INTERNATIONAL INC.
filed 2008-05-20
CIK 1352819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The sole purpose of this Amendment is to re-file the Report of Independent Registered Public Accounting Firm.

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

/s/ Marcum & Kliegman LLP
Marcum & Kliegman LLP

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

Date: May 19, 2008	ELANDIA INTERNATIONAL, INC.

	By:	/s/ David L. Levine
David L. Levine, Chairman of the Board
(Acting Principal Executive Officer)

Date: May 19, 2008	By:	/s/ Harley L. Rollins
Harley L. Rollins, Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 19, 2008.

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