Form 10-Q
period 2008-03-31
ELANDIA INTERNATIONAL INC.
filed 2008-05-20
CIK 1352819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-51805

ELANDIA INTERNATIONAL INC.

(Exact name of registrant as specified in its charter)

Delaware	71-0861848
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1500 Cordova Road

Suite 312

Ft. Lauderdale, FL 33316

(Address of principal executive offices, including zip code)

(954) 728-9090

(Registrant’s telephone number, including area code)

n/a

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter time period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of May 15, 2008, the registrant had 21,187,315 shares of common stock, $0.00001 par value per share, outstanding.

ELANDIA INTERNATIONAL INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

eLandia International Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$15,761,365	$19,670,829
Accounts Receivable, Net	41,235,157	36,537,765
Inventories, Net	14,628,588	15,066,718
Prepaid Expenses and Other Current Assets	4,231,601	4,028,642
Deposits with Suppliers and Subcontractors	3,542,170	4,048,402
Assets Held for Sale	13,195,132	20,977,841
Deferred Tax Asset – Current Portion	1,162,347	1,162,347

Total Current Assets	93,756,360	101,492,544
Property, Plant and Equipment, Net	9,184,581	7,854,351
Deferred Tax Asset	56,905	56,905
Customer Lists, Net	8,529,711	9,094,289
Contract Rights, Net	4,854,899	5,369,044
Trade Names, Net	1,819,582	1,944,583
Goodwill	10,723,539	10,721,960
Deferred Financing Costs, Net	1,914,251	2,329,263
Assets Held for Sale - Long-Term	13,622,689	16,309,426
VAT Receivable	2,260,000	2,260,000
Other Assets	4,265,327	1,566,285

Total Assets	$150,987,844	$158,998,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

eLandia International Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Continued)

	March 31, 2008	December 31, 2007
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$38,395,550	$30,464,146
Accrued Expenses	12,167,098	11,884,085
Lines of Credit	12,506,972	9,016,952
Long-Term Debt - Current Portion	5,827,807	9,530,165
Capital Lease Obligations - Current Portion	195,028	247,176
Income Taxes Payable	272,461	97,801
Customer Deposits	3,693,866	4,305,897
Deferred Revenue	1,072,728	1,862,524
Deferred Gain on Sale Leaseback – Related Party - Current Portion	257,397	277,227
Liabilities of Discontinued Operations (Including $5,507,008 and $5,523,079 under Credit Facilities and Long-Term Debt due on Demand at March 31, 2008 and December 31, 2007, Respectively)	22,295,909	28,448,154
Other Current Liabilities	218,686	331,097

Total Current Liabilities	96,903,502	96,465,224

Long-Term Liabilities
Long-Term Debt, Net of Current Portion	339,196	394,157
Long-Term Debt - Convertible - Related Party (Net of Discount of $3,252,912 and $3,531,223 at March 31, 2008 and December 31, 2007, Respectively)	27,047,088	26,768,777
Capital Lease Obligations, Net of Current Portion	433,903	455,213
Accrued Interest - Related Party	3,352,275	2,594,775
Deferred Gain on Sale Leaseback - Related Party, Net of Current Portion	257,397	321,746
Minority Interest Purchase Price Obligations	6,918,838	6,918,838
Liabilities of Discontinued Operations	2,022,905	6,930,378

Total Long-Term Liabilities	40,371,602	44,383,884

Total Liabilities	137,275,104	140,849,108

Commitments and Contingencies

Minority Interest	667,585	1,339,647

Stockholders’ Equity
Preferred Stock, $0.00001 Par Value; 35,000,000 Shares Authorized; 6,370,370 and 4,740,741 Shares Issued and Outstanding at March 31, 2008 and December 31, 2007, Respectively
Series A Convertible Preferred Stock, $0.00001 Par Value; 6,500,000 Shares Authorized; -0- Shares Issued and Outstanding at March 31, 2008 and December 31, 2007	—	—
Series B Convertible Preferred Stock, $0.00001 Par Value; 14,074,074 and 5,185,185 Shares Authorized; 6,370,370 and 4,740,741 Shares Issued and Outstanding at March 31, 2008 and December 31, 2007, Respectively. Liquidation Preference of $43,000,000	40,018,572	29,316,769
Common Stock, $0.00001 par value; 50,000,000 Shares Authorized; 21,937,315 and 17,029,315 Shares Issued and 21,187,315 and 17,029,315 Shares Outstanding at March 31, 2008 and December 31, 2007, Respectively	212	170
Additional Paid-In Capital	49,351,131	48,668,422
Accumulated Deficit	(76,157,564)	(61,148,460)
Accumulated Other Comprehensive Loss	(167,196)	(27,006)

Total Stockholders’ Equity	13,045,155	16,809,895

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$150,987,844	$158,998,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

eLandia International Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
REVENUE
Product Sales (Includes $6,074,534 and $4,950,553 for the Three Months Ended March 31, 2008 and 2007, Respectively, from a Consolidated Subsidiary in Which We Own a 50% Interest).	$28,019,076	$6,010,956
Information Technology Solutions (Includes $2,484,858 and $3,030,340 for the Three Months Ended March 31, 2008 and 2007, Respectively, from a Consolidated Subsidiary in Which We Own a 50% Interest).	11,388,552	4,647,026

Total Revenue	39,407,628	10,657,982

COSTS AND EXPENSES
Cost of Revenue – Product Sales (Excluding Amortization of Intangibles)	22,794,049	5,050,474
Cost of Revenue – Information Technology Solutions (Excluding Amortization of Intangibles)	5,982,097	638,750
Sales, Marketing and Customer Support	7,029,105	2,192,543
General and Administrative	6,871,844	3,154,165
Depreciation and Amortization	816,253	388,121
Amortization – Intangible Assets	1,203,724	337,753

Total Operating Expenses	44,697,072	11,761,806

LOSS FROM OPERATIONS	(5,289,444)	(1,103,824)
OTHER (EXPENSE) INCOME
Interest Expense and Other Financing Costs (Including $757,500 and $410,002 for the three months ended March 31, 2008 and 2007, Respectively, to a Related Party)	(2,226,440)	(669,266)
Interest Income	150,563	122,963
Other Income (Expense)	(659,757)	(24,161)
Gain on Sale Leaseback - Related Party	84,180	84,178
Gain on Sale of Telecommunications License	—	1,842,875
Foreign Exchange Transaction Gain	432,683	53,573

Total Other (Expense) Income	(2,218,771)	1,410,162

NET (LOSS) INCOME BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST	(7,508,215)	306,338
Income Tax Expense	(228,100)	(227,411)
Minority Interest in Net Profit (Loss) After Tax	375,379	(214,188)

LOSS FROM CONTINUING OPERATIONS NET OF INCOME TAXES	(7,360,936)	(135,261)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(7,648,168)	399,159

NET (LOSS) INCOME	$(15,009,104)	$263,898

NET (LOSS) INCOME PER COMMON SHARE, BASIC AND DILUTED
Continuing Operations	$(0.39)	$(0.01)
Discontinued Operations	(0.41)	0.03

Net (Loss) Income per Common Share	$(0.80)	$0.02

Weighted Average Number of Common Shares Outstanding, Basic and Diluted	18,662,161	13,080,114

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
Net Loss	$(15,009,104)	$263,898
Foreign Currency Translation Adjustment	(140,190)	22,447

Comprehensive (Loss) Income	$(15,149,294)	$286,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

eLandia International Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

For The Three Months Ended March 31, 2008

(Unaudited)

	Preferred Stock - Series A $0.00001 Par Value		Preferred Stock - Series B $0.00001 Par Value		Common Stock $0.00001 Par Value		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
BALANCE — January 1, 2008	—	$—	4,740,741	$29,316,769	17,029,315	$170	$48,668,422	$(61,148,460)	$(27,006)	$16,809,895
Issuance of Common Stock Upon Exercise of Warrants	—	—	—	—	4,158,000	42	4,116	—	—	4,158
Issuance of Series B Convertible Preferred Stock	—	—	1,629,629	10,701,803	—	—	—	—	—	10,701,803
Foreign Currency Translation Adjustment	—	—	—	—	—	—	—	—	(140,190)	(140,190)
Stock-Based Compensation	—	—	—	—	—	—	678,593	—	—	678,593
Net Loss	—	—	—	—	—	—	—	(15,009,104)	—	(15,009,104)

BALANCE - March 31, 2008 (Unaudited)	—	$—	6,370,370	$40,018,572	21,187,315	$212	$49,351,131	$(76,157,564)	$(167,196)	$13,045,155

The accompanying notes are an integral part of these condensed consolidated financial statements.

eLandia International Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss from Continuing Operations	$(7,360,936)	$(135,261)

Adjustments to Reconcile Net Loss from Continuing Operations to Net Cash (Used in) Provided by Operating Activities:
Depreciation and Amortization	816,253	388,121
Amortization — Intangible Assets	1,203,724	337,753
Amortization of Deferred Financing Costs and Discount on Long-Term Debt	693,323	112,590
Stock Based Compensation	678,593	174,709
Deferred Income Taxes	—	(61,568)
Minority Interest in Net (Loss) Income	(375,379)	214,188
Gain on Sale of Telecommunications License	—	(1,842,875)
Provision for Doubtful Accounts	79,807	218,105
Foreign Currency Transaction Exchange Gain	(432,683)	(53,573)
Gain on Sale Leaseback — Related Party	(84,179)	(84,178)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(4,777,199)	127,587
Inventories	438,130	286,526
Prepaid Expenses and Other Current Assets	(202,959)	(217,366)
Deposits with Suppliers and Subcontractors	506,232	—
Other Assets	(2,699,042)	(210,776)
Accounts Payable	7,931,404	728,675
Accrued Expenses	283,014	145,767
Income Taxes Payable	174,660	(66,363)
Customer Deposits	(612,031)	—
Deferred Revenue	(789,796)	485,244
Accrued Interest on Convertible Promissory Note — Related Party	757,500	366,975
Other Liabilities	(112,411)	(84,179)

TOTAL ADJUSTMENTS	3,476,961	965,362

CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(3,883,975)	830,101

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Telecommunications License, Net of Selling Expenses	—	2,630,272
Purchases of Property and Equipment	(2,146,485)	(756,160)

CASH USED IN INVESTING ACTIVITIES	(2,146,485)	1,874,112

The accompanying notes are an integral part of these condensed consolidated financial statements.

eLandia International Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Continued)

	For the Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Line of Credit, Net	3,490,020	—
Proceeds from Long-Term Debt	1,202,096	—
Principal Payments of Long-Term Debt	(4,959,415)	(667,855)
Principal Payments on Capital Leases	(73,458)	—
Proceeds from Convertible Promissory Note — Related Party	—	22,000,000
Financing Costs Paid — Convertible Promissory Note – Related Party	—	(1,400,000)
Proceeds from Sale of Series B Preferred Stock, Net of Issuance Costs	10,701,803	—
Proceeds from Exercise of Warrants	4,158	—
Dividends Paid to Minority Interest Holders	(481,808)	(761,839)

CASH PROVIDED BY FINANCING ACTIVITIES	9,883,396	19,170,306

CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating Cash Flows	(2,512,686)	338,923
Investing Cash Flows	778,953	(20,600,182)
Financing Cash Flows	(6,504,707)	(224,656)

NET CASH (USED IN) PROVIDED BY DISCONTINUED OPERATIONS	(8,238,440)	(20,485,915)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	476,040	(50,505)

NET (DECREASE) INCREASE IN CASH	(3,909,464)	1,338,099
CASH — Beginning	19,670,829	412,067

CASH — Ending	$15,761,365	$1,750,166

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid During the Periods For:
Interest	$765,877	$172,267
Taxes	$415,113	$63,228

The accompanying notes are an integral part of these condensed consolidated financial statements.

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2008

(Unaudited)

NOTE 1 – Organization and Business

eLandia International Inc., formerly known as eLandia, Inc. (“eLandia,” “Company,” “we,” “us,” and/or “our”), through its subsidiaries, is a provider of information technology (“IT”) products and services including consulting services, network integration services, managed infrastructure services and communication services, in emergent markets including Latin America, the Caribbean and the South Pacific Island nations. The products and services we offer in each of the geographic areas we serve vary depending on the infrastructure, existing technology systems and the needs of the region. Our technology solutions include hardware and software products from Cisco Systems, Inc., Microsoft Corporation and Nokia Corporation, among others. As discussed elsewhere herein, our telecommunications operations and retail long-distance services in Latin America provided by our subsidiary Latin Node, Inc. (“Latin Node”) were discontinued during the current quarter. The wireless coverage and Internet access provided in American Samoa by our subsidiary AST Telecom, LLC (“AST”), was discontinued during the fourth quarter of 2007 and accordingly is held for sale since 2007.

NOTE 2 – Basis of Presentation

Our unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and reflect all adjustments, which include only normal recurring adjustments that are necessary for a fair presentation of the results for interim periods. Certain information and footnote disclosures normally included in interim financial statements prepared according to accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. As a result, you should read these unaudited interim condensed consolidated financial statements along with the audited consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2007 filed on May 19, 2007. Operating results for the interim period should not be viewed as representative of results that may be expected for the year ending December 31, 2008.

NOTE 3 – Liquidity, Financial Condition and Management’s Plans

We incurred a $7,360,936 loss from continuing operations and used $3,883,975 of cash in continuing operations for the three months ended March 31, 2008. We have a $3,147,142 working capital deficiency and a $76,157,564 accumulated deficit as of March 31, 2008. In addition, our net loss for the three months ended March 31, 2008 amounting to $15,009,104 includes a loss of $7,648,168 from discontinued operations.

Historically our principal source of liquidity has been the issuances of equity and debt securities, including preferred stock and convertible promissory notes, to Stanford International Bank Ltd., (and its related entities) our principal stockholder (“SIBL”). Other sources of funds include cash from external financing arrangements, including a revolving line of credit facility of up to $5 million from ANZ Finance American Samoa, Inc., a Secured Non-Convertible Revolving Note of up to $7.5 million from Laurus Master Fund, Ltd. (“Laurus”), various lines of credit with multiple local banks in South and Central America and trade payables financing provided by our principal supplier.

AST is obligated under a Loan Agreement with ANZ Finance American Samoa, Inc. and ANZ America Samoa Bank (jointly, “ANZ”) for $5,800,000. Of this amount, $800,000 is in the form of a term loan and $5,000,000 is in the form of a revolving loan. The revolving loan was originally due on October 30, 2007, but was subsequently extended to March 31, 2008. While, we have not repaid this amount, we have requested another extension of the revolving loan. ANZ has not initiated a demand for repayment of the revolving loan. While ANZ has not issued a formal written extension, ANZ has also not called the loan. The term loan is due on October 30, 2015. AST has pledged all of its assets to secure this obligation. As discussed in our annual report on form 10-K filed with the SEC, we believe that the investigation into potential violations of the Foreign Corrupt Practices Act (“FCPA”) by Latin Node may have resulted in a breach of our covenants with ANZ thereby making the loan callable. We cannot provide any assurance that ANZ will not make an immediate demand for repayment of this loan. Accordingly, the amounts due to ANZ are included as liabilities of discontinued operations and are classified as current liabilities in the accompanying consolidated balance sheets.

Effective November 21, 2007, we entered into a Preferred Stock Purchase Agreement with SIBL, pursuant to which SIBL agreed to purchase, for an aggregate purchase price of $35,000,000 (i) up to 5,185,185 shares of our Series B Convertible Preferred Stock; and (ii) warrants granting to SIBL and its assigns the right to purchase an aggregate of up to 3,638,000 shares of our common stock. During the fourth quarter of 2007, SIBL purchased 4,740,741 shares of our Series B Preferred Stock at $6.75 per share resulting in net proceeds of $29,316,769 (gross proceeds of $32,000,000 less of offering costs of $2,683,231). During February and March 2008, we received the remaining $3,000,000 of aggregate gross proceeds in exchange for the issuance to SIBL of 444,444 shares of Series B Preferred Stock at a price of $6.75 per share.

Effective February 20, 2008, we entered into a Second Preferred Stock Purchase Agreement with SIBL (“Second Preferred Stock Agreement”) pursuant to which SIBL agreed to purchase from us for an aggregate purchase price of $40,000,000 (i) up to 5,925,926 shares of our Series B Preferred Stock, and (ii) warrants granting to SIBL, and/or its assigns, the right to purchase up to 4,158,000 shares of our common stock. The shares of Series B Preferred Stock are, at the option of SIBL, convertible, in whole or in part, into shares of our common stock at an initial conversion price of $6.75 per share. The warrants are exercisable by SIBL and its assigns for seven years and have an exercise price of $0.001 per share. This Preferred Stock Agreement originally provided for funding in increments of $2 million on a weekly basis for 20 weeks. Each funding is subject to various conditions. The proceeds received by us pursuant to the purchase agreement are to be used to make strategic acquisitions and for general working capital needs.

Pursuant to the terms of a First Amendment to the Preferred Stock Purchase Agreement executed February 29, 2008, SIBL accelerated the funding of $8 million (net proceeds of $7,701,803 after offering costs) under the purchase agreement through the purchase of 1,185,185 shares of Series B Preferred Stock and the warrants to purchase 4,158,000 of our common stock on February 28, 2008. We used the proceeds of this funding to pay Laurus for our purchase of Latin Node’s debt of approximately $7 million, and for general working capital needs. The balance of $32 million is being paid in 8 weekly installments of $4 million each which began in April 2008.

SIBL also agreed, subject to various conditions, to purchase an additional $20 million of Series B Preferred Stock in early 2009 and to execute and deliver a bridge loan agreement pursuant to which SIBL would make one or more loans to us up to a maximum aggregate amount not exceeding $40 million. This $20 million financing is subject to reduction, on a dollar-for-dollar basis, by the amount of any third party equity investments obtained by us prior to December 31, 2008. Pursuant to the terms of a Second Amendment to the Second Preferred Stock Agreement dated April 30, 2008, the additional $20 million funding obligation has been reduced by $4.2 million in connection with SIBL’s purchase of eLandia common stock from certain stockholders. The bridge loan will also be reduced by the net proceeds received from the sale of certain of our assets in the South Pacific.

Pursuant to the terms of an Assignment Agreement dated February 29, 2008, Laurus has assigned to us all of its rights in the promissory notes, security agreement, guaranty, equity pledge agreements and other loan and security documents executed in connection with the financing agreements to Latin Node. In consideration for the assignment of the documents evidencing the loan to Latin Node, we paid Laurus in February 2008, an aggregate amount of $6,965,456 representing the sum of (a) the unpaid principal balance of, and accrued interest on, the loan to Latin Node in the total amount of $6,247,017 and (b) unpaid fees due to Laurus pursuant to the loan documents of $718,439.

On April 4, 2008, Desca Holding, LLC (“Desca”), one of our wholly-owned subsidiaries, entered into a binding summary of proposed terms to acquire all of the issued and outstanding common stock of Transistemas, S.A., a network solution provider and system integrator located in Argentina, for an aggregate purchase price of $7,600,000. Desca will utilize existing cash on hand to complete the acquisition.

Management believes that our current level of working capital at March 31, 2008, the funds we have raised and will have available under the various facilities provided and to be provided to us by SIBL will enable us to complete our proposed acquisition of Transistemas and sustain operations through at least March 31, 2009. However, there can be no assurance that the plans and actions proposed by management will be successful or that unforeseen circumstances will not require us to seek additional funding sources in the future or effectuate plans to conserve liquidity in the event additional sources of funds are needed or may not be available on acceptable terms, if at all.

NOTE 4 – Significant Accounting Policies

Principles of Consolidation

The unaudited interim condensed consolidated financial statements include the accounts of eLandia and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The unaudited interim condensed consolidated financial statements are presented in United States Dollars in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 52, “Foreign Currency Translation” (“SFAS 52”). We operate subsidiaries that conduct business in a variety of local currencies other than the US Dollar. Accordingly, assets and liabilities of business units that conduct operations in functional currencies other than the US Dollar are translated at exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average exchange rates during the period. Resulting translation adjustments are recorded directly to accumulated other comprehensive loss.

In determining whether we are required to consolidate investee businesses, we consider both the voting and variable interest models of consolidation as required under Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”). Accordingly, we consolidate investee entities when we own less than 50% of the voting interests but, based on the risks and rewards of our participation have established financial control.

We hold a 50% interest in Datec PNG Pty Limited (“Datec PNG”), over which we have management influence and guarantee a portion of Datec PNG’s debt. Due to our management influence, we consolidate Datec PNG with our financial statements under the FIN 46(R) consolidation model. Datec PNG provides technology products, Internet access services and IT solutions to relatively large corporate organizations in Papua New Guinea. Datec PNG has an overdraft facility account with a maximum borrowing limit of approximately $1.8 million. This overdraft facility account is secured by the assets of Datec PNG. Accordingly, we are expected to absorb a majority of Datec PNG’s expected losses.

The following is a summary of certain financial data for Datec PNG as of March 31, 2008 and December 31, 2007, and for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Revenue	$8,559,392	$7,980,893
Net loss (after income tax expense and minority interest)	(329,967)	(44,232)

	As of March 31, 2008	As of December 31, 2007
Total assets	$16,226,445	$13,728,306
Total liabilities	15,387,705	11,840,737

Reclassification

Certain amounts as previously reported have been reclassified to conform to current period classifications.

Use of Estimates

The preparation of the unaudited interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited interim condensed consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount of uncollectible accounts receivable, the amount to be paid for the settlement of liabilities of discontinued operations, accrued expenses, the amount of costs capitalized in connection with the wireless licenses, the amount allocated to contract rights, customer lists and goodwill in connection with acquisitions along with the estimated useful lives for amortizable intangible assets and property, plant and equipment, warrants granted in connection with various financing transactions, share based payment arrangements, and the percentage of completion with respect to production contacts in circumstances where the use of that accounting method is deemed to be appropriate.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect on the financial statements of a condition, situation or set of circumstances that existed at the date of the unaudited interim condensed consolidated financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from our estimates.

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

We did not have any significant production contracts in effect during the three months ended March 31, 2008 and 2007.

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

Financial instruments that potentially expose us to credit risk consist of cash and cash equivalents. The Federal Deposit Insurance Corporation insures customer deposits of up to $100,000. Our uninsured balances at March 31, 2008 amounted to approximately $16 million. Management believes that the risk of loss with respect to these deposits is minimal since it invests in or through high credit quality financial institutions.

Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts, and sales returns. Estimates for cash discounts, and sales returns are based on contractual terms, historical trends and expectations regarding the utilization rates for these programs.

Our policy is to reserve for uncollectible accounts based on our best estimate of the amount of probable credit losses in our existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Other factors that we consider include our existing contractual obligations, historical payment patterns of our customers and individual customer circumstances, an analysis of days sales outstanding by customer and geographic region, and a review of the local economic environment and its potential impact on the realizability of accounts receivable. Account balances deemed to be uncollectible are charged to the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote.

Inventory

Inventory consists predominantly of finished goods inventory consisting of technology equipment, products and accessories. Inventory is carried at the lower of cost or net realizable value. Cost is based on a weighted average or first-in-first-out method. All expenditures incurred in acquiring inventory including transportation and custom duties are included in inventory. Reserves for obsolete inventory are provided based on historical experience of a variety of factors including sales volume, product life, and levels of inventory at the end of the period. Our reserve for obsolete inventory at March 31, 2008 and December 31, 2007 amounted to $973,367 and $915,377, respectively.

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

•	Deposits required by suppliers due to our credit rating; and

•	Union Temporal Entity (“UTE”) deposits representing expenses incurred as a result of joint bids for Latin American projects. The bidding process generally ranges from six months to one year.

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

The computation of basic loss per share for the three months ended March 31, 2008 and 2007 excludes the following potentially dilutive securities because their inclusion would be anti-dilutive.

	2008	2007
Convertible Notes	6,060,000	6,060,000
Series B Preferred Stock	6,370,370	—
Common stock purchase warrants	289,259	1,718,000
Non-vested restricted stock	750,000	—
Stock options	4,935,067	—

	18,404,696	7,778,000

Minority Interest

The minority interest in our unaudited interim condensed consolidated financial statements represents the allocable portion of the entities which are not 100% actually owned or deemed owned by eLandia. The change in minority interest is primarily due to the proportionate share of the net income from Datec PNG, less dividends paid.

Minority interest balance at January 1, 2008	$1,339,647
Allocable portion of income (loss) for the three months ended March 31, 2008	(375,379)
Dividends paid	(481,808)
Foreign currency translation adjustment	185,125

Minority interest balance at March 31, 2008	$667,585

Foreign Currency Translation

The financial statements of our foreign operations are stated in foreign currencies, referred to as the functional currency except for Desca, where the functional currency is the U.S. dollar. Under SFAS No. 52, functional currency assets and liabilities are translated into the reporting currency, U.S. Dollars, using period end rates of exchange and the related translation adjustments are recorded as a separate component of accumulated other comprehensive income. Functional statements of operations amounts expressed in functional currencies are translated using average exchange rates for the respective periods. Remeasurement adjustments and gains or losses resulting from foreign currency transactions are recorded as foreign exchange gains or losses in the unaudited interim condensed consolidated statement of operations.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted SFAS 157 on January 1, 2008. The adoption of SFAS 157 did not have a material effect on our consolidated financial position, results of operations and cash flows.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. We adopted SFAS 159 on January 1, 2008. The adoption of SFAS 159 did not have a material effect on our consolidated financial position, results of operations and cash flows.

In December 2007, the SEC staff issued SAB 110 (“SAB 110”), “Share-Based Payment,” which amends SAB 107, “Share-Based Payment,” to permit public companies, under certain circumstances, to use the simplified method in SAB 107 for employee option grants after December 31, 2007. Use of the simplified method after December 2007 is permitted only for companies whose historical data about their employees’ exercise behavior does not provide a reasonable basis for estimating the expected term of the options. The adoption of this pronouncement did not have a material effect on our unaudited interim condensed consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 gives financial statement users better information about the reporting entity’s hedges by requiring qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently assessing the impact of SFAS 161 on our financial position and results of operation.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

NOTE 5 – Pro Forma Effect of Acquisitions

Effective November 20, 2007, we acquired securities representing 70% of the issued and outstanding securities of eLandia/Desca Holdings, LLC, the holding company of Desca Holding, LLC, a provider of IT services and business solutions for large and medium sized companies (local and regional) operating in Latin America, for an aggregate purchase price of $26,682,702.

The following unaudited interim consolidated pro forma information gives effect to the acquisition of Desca as if this transaction had occurred on January 1, 2007. The following pro-forma information is presented for illustration purposes only and is not necessarily indicative of the results that would have been attained had the acquisition of this business been completed on January 1, 2007, nor are they indicative of results that may occur in any future periods.

For the Three Months Ended March 31, 2007
Revenue	$27,988,056
Loss from Operations	(743,418)
Net Loss from Continuing Operations	(404,023)
Diluted Loss from Continuing Operations per Share	$(0.02)

NOTE 6 – Discontinued Operations

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

In December 2007, the Board of Directors approved management’s proposal to dispose of AST, which is one of our subsidiaries that principally conducts operations in American Samoa providing wireless coverage and Internet access. Immediately following such approval, we undertook a search for potential buyers pursuant to a plan of disposal that we expect to be complete with one year from the date of such approval. Accordingly, the results of these activities are classified as discontinued operations in the accompanying consolidated financial statements.

On January 28, 2008, we formally committed to a definitive plan to dispose of our Latin Node operations and began a search for potential buyers. Accordingly, the results of these activities are classified as discontinued operations in the accompanying consolidated financial statements.

As part of our acquisition of Latin Node, we recorded in discontinued operations $896,857 as a minority interest purchase price obligation. The fair value of this liability has been reduced to $0 at March 31, 2008 due to the matters we have identified in the course of our internal investigation of the FCPA, the related management restructuring and our ultimate decision to dispose of Latin Node’s operations.

A summary of our assets and liabilities from discontinued operations as of March 31, 2008 and December 31, 2007 and our results of discontinued operations for the three months ended March 31, 2008 and 2007 is as follows:

Assets Held for Sale

	As of March 31, 2008	As of December 31, 2007
Cash	$917,203	$1,468,854
Accounts Receivable, net	10,032,053	16,704,933
Inventory, net	322,677	400,959
Prepaid Expenses and Other Current Assets	1,284,293	957,378
Deposits with Suppliers	638,906	1,445,717

Assets Held for Sale—Current	$13,195,132	$20,977,841

Property, Plant and Equipment, net	8,685,269	10,560,681
Telecommunications Licenses	789,743	789,743
Customer Lists, Net	661,478	695,692
Contract Rights, Net	588,070	660,870
Goodwill	2,201,002	2,201,002
Deferred Financing Costs, Net	—	735,565
Other Assets	697,127	665,873

Assets Held for Sale—Long-Term	$13,622,689	$16,309,426

Liabilities from Discontinued Operations

	As of March 31, 2008	As of December 31, 2007
Accounts Payable	$8,134,045	$12,011,233
Accrued Expenses	5,599,459	5,635,448
Other Current Liabilities	645,213	458,316
Lines of Credit	4,793,368	5,664,537
Long-Term Debt	713,640	2,104,711
Capital Lease Obligations	1,331,628	1,563,477
Customer Deposits	305,816	249,135
Deferred Revenue	772,740	761,297

Liabilities from Discontinued Operations—Current	$22,295,909	$28,448,154

Long-Term Debt	—	3,925,072
Capital Lease Obligations	2,022,905	2,108,451
Minority Interest Purchase Price Obligations	—	896,855

Liabilities from Discontinued Operations—Long Term	$2,022,905	$6,930,378

Results of Discontinued Operations

	For the Three Months Ended March 31,
	2008	2007
Revenue	$29,875,157	$2,943,682
Cost of Revenue	(26,849,665)	(1,268,526)
Sales, Marketing and Customer Support	(615,302)	(311,192)
General and Administrative Expenses	(6,598,729)	(534,319)
Depreciation and Amortization	(880,464)	(265,128)
Amortization – Intangible Assets	(107,014)	(107,014)
Interest Expense, net	(295,855)	(80,283)
Other (Loss) Income	(2,176,296)	21,939

(Loss) Income from Discontinued Operations	$(7,648,168)	$399,159

Indebtedness of Discontinued Operations

Latin Node entered into a $13 million debt financing transaction with Laurus pursuant to the terms of a Security Agreement and various related loan documents, each dated June 29, 2007, by and among Laurus, eLandia, Latin Node, and various subsidiaries of Latin Node. Pursuant to the terms of an Assignment Agreement dated February 29, 2008, Laurus has assigned to us all of its rights in the Security Agreement, the promissory notes, guaranty, equity pledge agreements and other loan and security documents executed in connection with the Latin Node loan. In connection with the Assignment Agreement, Laurus also agreed to the cancellation of a warrant to purchase 533,158 shares of Latin Node’s common stock and an associated registration rights agreement, each issued in connection with the Latin Node loan. In consideration for the assignment of the documents evidencing the Latin Node loan, we paid Laurus an aggregate amount of $6,965,456 representing the sum of (a) the unpaid principal balance of, and accrued interest on, the Latin Node loan and (b) unpaid fees due to Laurus pursuant to the loan documents.

AST is obligated under a Loan Agreement with ANZ Finance American Samoa, Inc. and ANZ America Samoa Bank (jointly, “ANZ”) for $5,800,000. Of this amount, $800,000 is in the form of a term loan and $5,000,000 is in the form of a revolving loan. The revolving loan was originally due on October 30, 2007, but was subsequently extended to March 31, 2008. While, we have not repaid this amount, we have requested another extension of the revolving loan. ANZ has not initiated a demand for repayment of the revolving loan. While ANZ has not issued a formal written extension, ANZ has also not called the loan. The term loan is due on October 30, 2015. AST has pledged all of its assets to secure this obligation. We believe that the investigation into potential violations of the Foreign Corrupt Practices Act by Latin Node may have resulted in a breach of our covenants with ANZ thereby making the loan callable. We cannot provide any assurance that ANZ will not make an immediate demand for repayment of this loan. Accordingly, the amounts due to ANZ are included as liabilities of discontinued operations and are classified as current liabilities on the accompanying consolidated balance sheets.

NOTE 7 – Accounts Receivable

Accounts receivable at March 31, 2008 and December 31, 2007 is composed of:

	March 31, 2008	December 31, 2007
Accounts Receivable – Gross	$42,457,554	$38,496,755
Allowance for Doubtful Accounts	(1,222,397)	(1,958,990)

	$41,235,157	$36,537,765

The change in allowances for doubtful accounts for the three months ended March 31, 2008 is as follows:

Balance of allowance for doubtful accounts at December 31, 2007	$1,958,990
Bad debt expense for the three months ended March 31, 2008	79,807
Amounts written off during the three months ended March 31, 2008	(816,400)

Balance of allowance for doubtful accounts at March 31, 2008	$1,222,397

NOTE 8 – Accrued Expenses

Accrued expenses at March 31, 2008 and December 31, 2007 is composed of:

	March 31, 2008	December 31, 2007
Accrued Sales, Marketing and Customer Support	$1,814,346	$340,835
Accrued Cost of Sales	2,419,332	1,331,790
Accrued Payroll and Related	5,410,620	5,072,551
Accrued Taxes	263,720	1,739,295
Accrued Other	2,259,080	3,399,614

	$12,167,098	$11,884,085

NOTE 9 – Commitments and Contingencies

Collateral Pledge

On February 28, 2008, we entered into a Collateral Participation Agreement with SIBL. Pursuant to the Collateral Participation Agreement, we granted SIBL various participation rights to the collateral previously granted to Laurus under the terms of the loan by Laurus to Latin Node and assigned to us pursuant to an assignment agreement. The participation rights served as additional collateral securing our obligations to SIBL under certain loans previously made to us in the aggregate principal amount of $30.3 million. The participation rights include the right to declare an event of default under the loan to Latin Node and to receive payments from Latin Node thereunder.

Resignation of Executives

Effective January 23, 2008, Laura Janke Jaeger, our General Counsel and Senior Vice President separated from the Company following the mutual agreement between Ms. Jaeger and us that her employment agreement would not be renewed beyond the expiration date of its current term of April 22, 2008.

Effective January 29, 2008, Harry G. Hobbs resigned as our Chief Executive Officer and as a member of our Board of Directors. In connection with his resignation, we entered into a Separation Agreement with Mr. Hobbs pursuant to which we agreed, among other things, to pay Mr. Hobbs’ a performance bonus of $31,500 and to continue to pay Mr. Hobbs’ salary for a period of twelve months.

Appointment of Interim CEO

Effective January 30, 2008, the Board of Directors appointed David L. Levine, current Chairman of the Board, as acting principal executive officer until a new Chief Executive Officer has been elected by us. For his service to us, we agreed to pay Mr. Levine $32,000 per month during the term of service as acting principal executive officer.

Pizarro Employment Agreement

On February 15, 2008, we signed an Executive Employment Agreement with Pete Pizarro, pursuant to which Mr. Pizarro became our President, effective March 10, 2008. Mr. Pizarro’s agreement calls for him to begin serving as Chief Executive Officer and principal executive officer effective May 20, 2008. The Employment Agreement is for a four-year term, unless terminated sooner; thereafter, the Employment Agreement shall automatically renew for successive one-year terms. Under the terms of the Employment Agreement, Mr. Pizarro will receive an annual base salary of $375,000 and he may also receive an annual performance bonus of up to 100% of his base salary, based upon a written bonus plan to be approved by our Board of Directors. Mr. Pizarro was granted an option to purchase 3,122,000 shares of our common stock. The option has a four-year term (with the shares vesting monthly) and an exercise price equal to $3.07 per share. Mr. Pizarro was also granted a stock award of 750,000 restricted common shares on February 15, 2008 which shares will vest monthly over a three-year period. The restricted common shares began to vest on March 10, 2008, the date Mr. Pizarro became our president and began providing services to us. Mr. Pizarro will also receive a signing bonus in the amount of $450,000.

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

Payments to Desca Minority Interest Shareholders

Based on the earn-out provisions contained in the preferred unit purchase agreement we entered into on October 2, 2007 in connection with the acquisition of Desca, we paid $500,000 to the former Desca shareholders on February 13, 2008. This amount has been included in general and administrative expense during the year ended December 31, 2007. In addition, during the three months ended March 31, 2008, we accrued an additional $500,000 to be paid by June 30, 2008.

Foreign Operations

Our operations in various geographic regions expose us to risks inherent in doing business in each of the countries in which we transact business. Operations in countries other than the United States are subject to various risks peculiar to each country. With respect to any particular country, these risks may include:

•	Expropriation and nationalization of our assets or our customers in that country;

•	Political and economic instability;

•	Civil unrest, acts of terrorism, force majeure, war or other armed conflict;

•	Natural disasters including those related to earthquakes, hurricanes, tsunamis and flooding;

•	Inflation;

•	Currency fluctuations, devaluations, conversion and expropriation restrictions;

•	Confiscatory taxation or other adverse tax policies;

•	Governmental activities that limit or disrupt markets, payments, or limit the movement of funds;

•	Governmental activities that may result in the deprivation of contract rights; and

•	Trade restrictions and economic embargoes imposed by the United States and other countries.

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

Pending Legal Matters

On February 6, 2006, an action against us was commenced in the Sixth Judicial Circuit Court in Pasco County, Florida by Cornerstone Businesses, Inc. In a complaint related to a subcontractor agreement between Cornerstone Businesses, Inc. and Midwest Cable Communications of Arkansas, Inc., Cornerstone Businesses, Inc. sought relief based upon claims of breach of contract, tortuous interference with a contractual right, tortuous interference with a business relationship and fraud and negligent misrepresentation. This claim was settled in the first quarter of 2008 for $60,000.

On January 22, 2008, an action was commenced against Latin Node, Inc. in the 11th Judicial Circuit in and for Miami-Dade County, Florida, by Juan Pablo Vasquez, Olivia de la Salas, and Gloria Vasquez, former employees of Latin Node, Inc. (the “Plaintiffs”). The Plaintiffs were terminated with “cause” by Latin Node and have brought an action for breach of contract. The Plaintiffs seek damages (including but not limited to severance pay and compensation for accrued but unused vacation pay), together with attorneys’ fees. Latin Node intends to vigorously defend itself against this action; however it is not possible at this time to predict the outcome or range of loss, if any of that this matter may have on our financial position and results of operations. We have not recorded any amounts in our consolidated financial statements related to the possible outcome of this matter.

Latin Node FCPA Investigation and Potential Vendor Litigation

On September 14, 2007, we engaged in a review of Latin Node’s internal controls and legal compliance procedures within its finance and accounting departments as a part of our acquisition and integration of Latin Node. As a result of this review, certain past payments made to third parties in Central America prior to our acquisition of Latin Node were identified as having been made in the absence of adequate records and controls for a U.S. public company. We have initiated an internal investigation to determine whether any direct or indirect payments by employees of Latin Node or consultants used by Latin Node prior and subsequent to its acquisition by us were made in violation of the FCPA. The internal investigation of the FCPA matter is being conducted by a Special Committee of our Board of Directors. The Special Committee has retained independent legal counsel to assist in the investigation of the FCPA matter.

The internal investigation has preliminarily revealed certain payments from Latin Node prior to our acquisition of Latin Node were made in violation of the FCPA. We have voluntarily reported these potential violations to the SEC, the United States Department of Justice, and the Federal Bureau of Investigation and continued to cooperate fully and maintain communication with these agencies regarding this matter. Based on the preliminary results of the internal investigation of the FCPA matter, Latin Node and/or eLandia may be subject to fines and penalties assessed by governmental authorities, and will incur substantial expenses associated with investigating the FCPA matter, responding to government inquiries and other matters arising from the acquisition of Latin Node. On April 3, 2008, the Department of Justice issued a subpoena requesting certain information from us in connection with our investigation of the FCPA matter. The investigation of the FCPA matter has not been completed, and accordingly, there is no assurance that additional adjustments, which could be material, will not be necessary.

We have also discovered that one of Latin Node’s primary telecommunications vendors has disputed the amounts owed to it by Latin Node, claiming that it was underpaid by approximately $4.4 million. The vendor terminated contract with Latin Node effective as of November 2, 2007. Although we have not received formal notice of a legal claim, we are currently reviewing the basis for this claim and we intend to vigorously defend any legal claim that may arise from these disputed amounts.

Management anticipates that, in the next several days, Latin Node and certain of its subsidiaries will file a petition for Assignment for the Benefit of Creditors pursuant to Chapter 727, Florida Statutes. It is contemplated that, simultaneously, the assignee will enter into a management agreement pursuant to which another telecommunications company will, initially, utilize Latin Node’s network to service the management company’s customers and, upon conclusion of the appropriate proceedings, purchase certain of Latin Node’s assets and obtain a release of eLandia’s lien on those assets for an aggregate amount less than $1 million. Latin Node has terminated most of its employees and consultants, has ceased servicing its customers and has, for the most part, ceased operations.

Given the above facts and circumstances, we have recorded a reserve in our consolidated financial statements related to the possible outcome of these matters.

General Legal Matters

From time to time, we are involved in various other legal matters. At March 31, 2008, management does not believe that any pending matters (except as disclosed herein) are material to the unaudited interim condensed consolidated financial statements.

Vendor Concentrations

For the three months ended March 31, 2008, approximately 60% of our cost of revenue for product sales was purchased from a single vendor. At March 31, 2008, the amount due to this vendor was approximately 42% of our total accounts payable.

While we believe that alternative sources of these products are available, we have yet to identify sources other than this vendor that has the ability to deliver these products to us within the time frames and specifications that we currently demand. The loss of this vendor could result in a temporary disruption of our operations.

At March 31, 2008, we did not have any customers that accounted for more than 10% of our gross accounts receivable. At December 31, 2007, approximately 10% of our gross accounts receivable was due from a single customer.

NOTE 10 – Stockholders’ Equity

Effective November 21, 2007, we entered into a Preferred Stock Purchase Agreement with SIBL, pursuant to which SIBL has agreed to purchase, for an aggregate purchase price of $35,000,000 (i) up to 5,185,185 shares of our Series B Preferred Stock; and (ii) warrants granting to SIBL, and/or its assigns, the right to purchase up to 3,638,000 shares of our common stock. During the fourth quarter of 2007, SIBL purchased 4,740,741 shares of our Series B Preferred Stock at $6.75 per share resulting in net proceeds of $29,316,769 (gross proceeds of $32,000,000 less of offering costs of $2,683,231). During February and March 2008, we received the remaining $3,000,000 aggregate gross proceeds in exchange for the issuance to SIBL of 444,444 shares of Series B Preferred Stock at a price of $6.75 per share.

Effective February 20, 2008, we entered into the Second Preferred Stock Agreement pursuant to which SIBL agreed to purchase from us for an aggregate purchase price of $40,000,000 (i) up to 5,925,926 shares of our Series B Preferred Stock and (ii) warrants granting to SIBL, and/or its assigns, the right to purchase up to 4,158,000 shares of our common stock. The shares of Series B Preferred Stock are, at the option of SIBL, convertible, in whole or in part, into shares of our common stock at an initial conversion price of $6.75 per share. The warrants are exercisable by SIBL and its assigns for seven years and have an exercise price of $0.001 per share. This Preferred Stock Agreement originally provided for funding in increments of $2 million on a weekly basis for 20 weeks. Each funding is subject to various conditions. The proceeds received by us pursuant to the purchase agreement are to be used to make strategic acquisitions and for general working capital needs.

Pursuant to the terms of a First Amendment to the Preferred Stock Purchase Agreement executed February 29, 2008, SIBL accelerated the funding of $8 million (net proceeds of $7,701,803 after offering costs) under the purchase agreement through the purchase of 1,185,185 shares of Series B Preferred Stock and the warrants to purchase 4,158,000 of our common stock on February 28, 2008. The warrants have an aggregate fair value of $1,596,805. We used the proceeds of this funding to pay Laurus for our purchase of Latin Node’s debt of approximately $7 million, and the balance was for general working capital needs. The balance of $32 million is being paid in 8 weekly installments of $4 million each which began in April 2008.

In March 2008, SIBL and its assigns exercised the 4,158,000 warrants to purchase our common stock at $0.001 per share. As a result, we issued 4,158,000 common shares in consideration for $4,158.

In accordance with Accounting Principles Bulletin Opinion 14, the effective conversion price embedded in the Series B Preferred Stock was $6.48 per share, based upon the allocation of proceeds from this transaction to the fair value of the Series B Preferred Stock and the fair value of the warrants issued. The conversion option was not deemed to be beneficial because the effective conversion price of $6.48 per share exceeded the closing market price of the stock on the commitment date of $0.40 per share.

The fair value of the warrants issued to SIBL was valued using the Black-Scholes pricing model at $0.40 each utilizing the following assumptions:

Contractual term	7 years
Expected Volatility	67%
Risk-free interest rate	4.29%
Expected Dividend Yield	0.0%
Exercise price	$0.001
Market price	$0.40

Pursuant to the terms of both SIBL Purchase Agreements, we entered into a Registration Rights Agreements with SIBL pursuant to which we agreed to prepare and file a registration statement with the SEC upon ninety days prior written notice from SIBL. The Registration Statement will register the resale of the shares of common stock issuable upon conversion of the Series B Preferred Stock and exercise of the related warrants.

Common Stock Purchase Warrants

As described above, in connection with the Second Preferred Stock Agreement, we issued SIBL and its assigns warrants to purchase up to 4,158,000 shares of our common stock at an exercise price of $6.75 per share. These warrants were exercised by SIBL in March 2008.

We accounted for the issuance of the warrants in accordance with the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). We determined that the warrants do not feature any characteristics permitting net cash settlement by the holders. Accordingly, they have been classified in stockholders’ equity in the accompanying unaudited interim condensed consolidated balance sheet as of March 31, 2008.

A summary of warrant activity for the three months ended March 31, 2008 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2008	414,259	$4.641
Granted	4,158,000	0.001
Exercised	(4,158,000)	0.001
Forfeited	—	—

Outstanding at March 31, 2008	414,259	$4.641

Weighted Average Fair Value Granted During the Period		$0.40

NOTE 11 – Income Taxes

At December 31, 2007, we had net operating loss carryovers for United States income tax purposes of approximately $50,808,476 which expire through 2027 and foreign net operating loss carryovers of approximately $6,084,571 of which $4,575,335 will expire through 2013 and approximately $1,509,236 have no expiration date. Approximately $13,809,711 of the U.S. losses are subject to limitation under Internal Revenue Code Section 382. As of December 31, 2007, $56,842,798 of our loss carryovers are offset by valuation allowances.

We apply the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB 109” (“FIN 48”), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our unaudited interim condensed consolidated financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements.

We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes on our consolidated statement of operation. We have identified several tax jurisdictions since we have operations in the South Pacific, Latin America and the United States tax jurisdictions, as defined. Based on our evaluation, we determined that it was necessary to record an additional provision with respect to the 2005 and 2006 tax years. Our policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

There have not been any material changes in our liability for unrecognized tax benefits, including interest and penalties, during the three months ended March 31, 2008. We do not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

NOTE 12 – Share Based Payments

Stock Options

In March 2008, we granted options to purchase 3,122,000 shares of our common stock at an exercise price of $3.07 per share to Pete Pizarro our President and Chief Executive Officer and we granted options to purchase 1,000,000 shares of our common stock at an exercise price of $3.07 per share to other executives. The fair value of the underlying common stock at the date of grant was $0.75 per share based upon the closing trading price on the date of grant. The options have a ten year contractual term and vest over a period of four years. Assumptions relating to the estimated fair value of these stock options on their date of grant, which we estimated using the Black-Scholes pricing model are as follows: risk-free interest rate of 3.74%; expected dividend yield of zero percent; expected option life of six years; and current volatility of 66%. The aggregate grant date fair value of the award amounted to $1,030,500. We recorded stock based compensation expense during the three months ended March 31, 2008 of $10,734 related to these awards.

On January 29, 2008, as a result of the termination of Harry Hobbs our former Chief Executive Officer, we canceled options to purchase 424,133 shares of our common stock and accelerated the vesting of 212,067 options. Additionally, on January 23, 2008, as a result of the termination of our then General Counsel and Senior Vice President, we canceled options to purchase 75,000 shares of our common stock and accelerated the vesting of 25,000 options. On February 22, 2008, as a result of the resignation of another executive, 100,000 options were canceled.

During January 2008, in accordance with agreements reached with our former Chief Executive Officer and our former General Counsel and Senior Vice President, the Board of Directors approved a modification to the exercise price and vesting dates for certain options.

On January 23, 2008, the exercise price of 25,000 options outstanding to our former General Counsel and Senior Vice President was increased to $4.17 per share and such options became fully exercisable on that date. The fair market value of the Company’s common stock on the date of modification was $.35 per share. The weighted-average grant date fair value of the modified options utilizing the original exercise prices was $.13 per share. The weighted-average grant date fair value of the modified options utilizing the modified exercise price was zero. Assumptions relating to the estimated fair value of these stock options on the date of modification, which the Company estimated using the Black-Scholes option pricing model are as follows: risk-free interest rate of 3.01%; expected dividend yield of zero percent; expected option life of six months; and current volatility of 79%. The Company recorded $61,459 as compensation expense during the three months ended March 31, 2008 related to the incremental fair value and additional acceleration charge due to the modification.

On January 29, 2008, the exercise price of 212,067 options outstanding to our former Chief Executive Officer was increased to $4.17 per share and such options became fully exercisable on that date. The fair market value of the Company’s common stock on the date of modification was $.29 per share. The weighted-average grant date fair value of the modified options utilizing the original exercise prices was $.10 per share. The weighted-average grant date fair value of the modified options utilizing the modified exercise price was $.00 per share. Assumptions relating to the estimated fair value of these stock options on the date of modification, which the Company estimated using the Black-Scholes option pricing model are as follows: risk-free interest rate of 3.23%; expected dividend yield of zero percent; expected option life of three months; and current volatility of 79%. The Company recorded $506,108 as compensation expense during the three months ended March 31, 2008 related to the incremental fair value and additional acceleration charge due to the modification.

We account for stock-based compensation in accordance with the provisions of SFAS 123(R), “Share Based Payment” (“SFAS 123R”). SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant. The value of stock options granted to employees and directors is estimated using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. We have selected the Black-Scholes option pricing model as our method of valuing share-based payments under SFAS 123R.

We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. As stock-based compensation expense recognized in the three months ended March 31, 2008 is based upon awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

A substantial majority of the stock options still subject to vesting as of March 31, 2008 have been granted to certain officers and key employees that are expected to fully vest. The remaining stock options granted to employees are expected to have a forfeiture rate of approximately 10%. However, the compensation expense with respect to these options is insignificant to our unaudited interim condensed consolidated financial statements.

The expected term of stock options represents the average period the stock options are expected to remain outstanding and is calculated using the approach prescribed by SAB 107 for “plain vanilla” options, as updated by SAB 110. We used this approach as we did not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The expected stock price volatility for our stock options was determined by examining the historical volatilities for industry peers for periods that meet or exceed the expected term of the options, using an average of the historical volatilities of our industry peers as we did not have sufficient trading history for our common stock. We will continue to analyze the historical stock price volatility and expected term assumption as more historical data for our common stock becomes available. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of our stock options. The expected dividend assumption is based on our history and expectation of dividend payouts.

A summary of stock option activity for the three months ended March 31, 2008 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2008	1,412,200	$3.18
Granted	4,122,000	3.07
Canceled	(599,133)	3.18
	—	—

Balance at March 31, 2008	4,935,067	$3.09	9.9	$—

Exercisable at March 31, 2008	237,067	$3.18	0.1	$—

The weighted-average grant date fair value of options granted during the three months ended March 31, 2008 is $0.25. Total compensation cost recognized for stock options granted to employees for the three months ended March 31, 2008 amounted to $668,177. Total unamortized compensation expense related to unvested stock options at March 31, 2008 amounted to $2,265,846 and is expected to be recognized over a weighted average period of 3.8 years.

Restricted Stock Awards

On February 15, 2008, we granted 750,000 restricted common shares to Pete Pizarro, our current President and Chief Executive Officer. The restricted shares vest monthly over a three-year period. The fair value of the common stock at the date of grant was $0.52 per share based upon our closing market price on the date of grant. The trailing 30-day trading price of our common stock as of the date of grant was $0.37 per share. The aggregate grant date fair value of the award amounted to $390,000, which will be recognized ratably as compensation expense over the vesting period. We recorded $10,416 of compensation expense during the three months ended March 31, 2008 with respect to this award. Total unrecognized compensation expense related to unvested stock awards at March 31, 2008 amounts to $379,584 and is expected to be recognized over a weighted average period of 3 years.

A summary of the restricted stock award activity for the three months ended March 31, 2008 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Contractual Term
Unvested Outstanding at January 1, 2008	—	$—
Granted	750,000	0.52
Exercised	—	—
Canceled	—	—

Unvested Outstanding at March 31, 2008	750,000	$0.52	3.0

NOTE 13 – Segment Information

We operate and manage our continuing operations based on the following segments:

•	South and Central America – Information Technology;

•	Papua New Guinea;

•	Fiji and other Pacific Island Nations; and

•	North America, including the Caribbean.

In addition, as of March 31, 2008, our discontinued operations are composed of the operations of Latin Node, AST and the eLandia predecessor companies.

Below is a summary of the results by segment for the three months ended March 31, 2008 and the assets as of March 31, 2008:

	South and Central America Information Technology	Papua New Guinea	Fiji and Other Pacific Island Nations	North America	Discontinued Operations (1)	Total
For the Three Months Ended March 31, 2008
Revenue	$28,346,352	$8,559,392	$2,501,884	$—	$—	$39,407,628
Portion of purchase price charged upon acquisition of Latin Node	—	—	—	—	—	—
Write-off of telecommunications licenses	—	—	—	—	—	—
Minority interest in net income of subs	239,484	135,895	—	—	—	375,379
Net income (loss)	(2,764,043)	(329,967)	(291,779)	(3,975,149)	(7,648,166)	(15,009,104)
Depreciation and amortization	385,187	331,426	96,938	2,702	—	816,253
Amortization of intangible assets	865,971	258,420	79,333	0	—	1,203,724
Net interest expense	(592,226)	(23,907)	(89,584)	(1,370,159)	—	(2,075,876)
As of March 31, 2008
Identifiable assets	90,600,511	24,668,162	6,033,957	2,867,393	26,817,821	150,987,844

(1)	Represents the operations that have been discontinued including the eLandia predecessor companies which were classified as discontinued effective January 2005, AST which was classified as discontinued effective December 2007 and Latin Node which was classified as discontinued effective January 2008.

Below is a summary of the results by segment for the three months ended March 31, 2007 and the assets as of December 31, 2007:

	South and Central America Information Technology	Papua New Guinea	Fiji and Other Pacific Island Nations	North America	Discontinued Operations	Total
For the Three Months Ended March 31, 2007
Revenue	$—	$7,980,893	$2,677,089	$—	$—	$10,657,982
Minority Interest in net income of subs	—	(214,188)	—	—	—	(214,188)
Net income (loss)	—	(44,232)	(35,427)	(55,602)	399,159	263,898
Depreciation and amortization	—	295,327	86,218	6,576	—	388,121
Amortization of intangible assets	—	258,420	79,333	—	—	337,753
Net interest expense	—	(1,583)	(82,972)	(461,748)	—	(546,303)
As of December 31, 2007
Identifiable assets	89,860,437	21,954,646	6,282,623	3,613,677	37,287,267	158,998,650

(1)	Represents the operations that have been discontinued including the eLandia predecessor companies which were classified as discontinued effective January 2005, AST which was classified as discontinued effective December 2007 and Latin Node which was classified as discontinued effective January 2008.

NOTE 14 – Fair Value Measurements

As discussed in Note 4, we adopted SFAS No. 157, “Fair Value Measurements,” (as impacted by FSP Nos. 157-1 and 157-2) effective January 1, 2008, with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in our financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities.

Under SFAS No. 157, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. SFAS No. 157 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The hierarchy is broken down into three levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.

Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

Effective January 1, 2008, we did not have any financial assets or liabilities, therefore the application of SFAS 157 at this time will have no effect upon our unaudited interim condensed consolidated financial statements.

NOTE 15 – Subsequent Events

Acquisition of Transistemas

On April 4, 2008, Desca entered into a binding summary of proposed terms relating to Desca’s acquisition of 100% of the outstanding equity interests of Transistemas. Transistemas operates in Argentina as a network solution provider and system integrator. Pursuant to the binding summary of proposed terms, Desca will acquire all of the issued and outstanding common stock of Transistemas for an aggregate purchase price of $7,600,000 of which $1,000,000 was deposited with the sellers upon the execution of the binding summary of proposed terms. Also, $1,000,000 of the purchase price will be held in escrow for a period of one year following the closing in order to satisfy certain of the indemnification obligations of the sellers.

The closing of the acquisition of Transistemas is subject to, among other things (i) negotiation of definitive purchase documentation containing customary representations, warranties, covenants, indemnities and other terms and conditions, (ii) completion of our due diligence of Transistemas and its subsidiaries, including a legal and financial review, (iii) receipt of satisfactory evidence of Transistemas’ compliance with the Foreign Corrupt Practices Act, (iv) the absence of any materially adverse changes to the business, assets, condition (financial or otherwise), operating results, operations or business prospects of Transistemas and its subsidiaries, (v) the satisfaction by Transistemas of certain financial thresholds including minimum revenues, net asset value and EBITDA for the fiscal year ended March 31, 2008, provided that the parties have agreed to waive this requirement if financial statements for such period are not delivered by the closing date, (vi) the delivery by Transistemas of financial statements for the fiscal year ended March 31, 2008, which are compliant with U.S. generally accepted accounting principles, provided that the parties have agreed to waive this requirement if such statements are not delivered by the closing date, (vii) the absence of any contingencies or other liabilities in excess of an agreed amount and not disclosed in Transistemas’ financial statements (whether audited or unaudited) for the fiscal year ended March 31, 2008, (viii) evidence that certain key customer relationships of Transistemas have been maintained, and (ix) obtaining various governmental and third party consents to the transactions contemplated by the binding summary of proposed terms.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note About Forward Looking Statements

This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which are based on management’s exercise of business judgment, as well as assumptions made by and information currently available to management. When used in this document, the words “may”, “will”, “anticipate”, “believe”, “estimate”, “expect”, “intend” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as described in eLandia International Inc.’s (“eLandia”), Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on May 19, 2008. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. We undertake no obligation, and do not intend, to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrence of any unanticipated events. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

Overview

eLandia provides information technology (“IT”) products and services including consulting services, network integration services, managed infrastructure services and communication services, in emergent markets including Latin America, the Caribbean and the South Pacific Island nations. We offer services in Colombia, Costa Rica, Ecuador, Mexico, Panama, Venezuela and other emerging markets through our 70% owned subsidiary, Desca Holding, LLC; and in Papua New Guinea through our 50% owned subsidiary, Datec PNG Pty Limited; and in Fiji and other Pacific Island Nations through our wholly-owned subsidiary, Datec Group, Ltd.

We currently offer a broad range of technology products, services and solutions including consulting services, network integration services, managed infrastructure services and communication services. In support of our broad range of offerings we currently hold more than forty certifications and specializations in the various markets that we serve. We also maintain the designation of Gold Certified Partner with both Cisco Systems and Microsoft as well as representations from more than twenty technology providers.

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

Management and Organization of Operations

On February 15, 2008, we entered into an Executive Employment Agreement with Pete Pizarro, pursuant to which Mr. Pizarro would become our President initially and then Chief Executive Officer. Mr. Pizarro is a former President and Chief Executive Officer of Telefonica USA, Inc. and brings to our management team significant experience in the areas of technology and telecommunications (IT Solutions).

With the hiring of senior management and the repositioning of certain capital instruments, our Board of Directors conducted a thorough evaluation of our operating and geographic segments to ensure our resources were being used in the most efficient manner and were contributing toward the maximization of shareholder value. This analysis culminated in the Board’s decision to sell or dispose of the assets related to AST Telecom, LLC (“AST”), which provides cellular phone services in American Samoa and Latin Node, Inc. (“Latin Node”), provides advanced telecommunications services using voice over internet technology to South and Central America. Through our remaining operating subsidiaries, we will provide a full line of IT services and business solutions for large and medium sized businesses with a local and regional presence in various geographic territories.

South and Central America

•

In South and Central America, our continuing operations are conducted through Desca Holding, LLC (“Desca”), which we effectively control by virtue of our outright ownership of 70% and the call option we have with respect to the remaining 30%.

•	In South and Central America, we have classified the assets and liabilities of Latin Node as discontinued.

Pacific

•

In the Pacific, our continuing operations in Papua New Guinea are conducted through our 50% owned subsidiary Datec PNG Pty Limited (“Datec PNG”), and our continuing operations in Fiji and other Pacific Island Nations are conducted through our wholly-owned subsidiary, Datec Group, Ltd. (“Datec”).

•	In the Pacific, we have classified the assets and liabilities of AST as discontinued.

North America and the Caribbean

•	In North America and the Caribbean, our parent company, eLandia, and its subsidiaries perform administrative functions, but do not presently conduct revenue generating operations,

•	In North America and the Caribbean, the subsidiaries representing the predecessor companies of eLandia are classified as discontinued.

On April 4, 2008, Desca entered into a binding summary of proposed terms to acquire all of the issued and outstanding common stock of Transistemas, S.A., a network solutions provider and system integrator located in Argentina, for an aggregate purchase price of $7,600,000. Desca intends to utilize cash on hand to complete the acquisition; however, no formal acquisition agreement has been signed and there can be no assurance the acquisition will be consummated.

Our analysis presented below is organized to provide the information we believe will be useful for understanding the relevant trends going forward; however, this discussion should be read in conjunction with our most recent Annual Report on Form 10-K as filed with the SEC. Moreover, segment results presented in this item are not necessarily indicative of the results of operations these segments would have achieved had they operated as stand-alone entities during the periods presented.

Our corporate headquarters are located at 1500 Cordova Road, Suite 312, Ft. Lauderdale, FL 33316. Our telephone number is (954) 728-9090.

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

Critical Accounting Policies and Estimates

The preparation of our unaudited interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to exercise its judgment. We exercise considerable judgment with respect to establishing sound accounting policies and in making estimates and assumptions that affect the reported amounts of our assets and liabilities, our recognition of revenues and expenses, and disclosure of commitments and contingencies at the date of the financial statements.

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

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion of our critical accounting policies. During the three months ended March 31, 2008, there were no material changes to these policies.

Results of Operations – South and Central America – Information Technology

Our South and Central America operations – Information Technology segment is comprised of the operations of Desca. Desca is headquartered in Miami, Florida and conducts operations through subsidiaries in South and Central America (“Latin America”), including Venezuela, Colombia, Costa Rica, Guatemala, and other countries in the Latin American market.

Desca provides network solutions for large and medium sized companies operating in Latin America by offering a wide array of network and communication products and services, as well as professional consultation services regarding the design, implementation and operation of such products and services.

Latin America and the Caribbean continue to experience robust growth. This growth is driven, in part, by higher public spending, private consumption and investment as well as strong import demand. Economic reforms, increasing political stability and rapid growth of technological infrastructure in the region have contributed to this growth and are predicted to continue to increase for the foreseeable future. Latin America has seen a surge in foreign investment and credit upgrades over the past five years as economic stability has increased substantially. Gross domestic product growth in 2008 for the Latin American region is expected to be approximately 4.9%, making 2008 the sixth consecutive year of growth.

Summary of Financial Results for the Three Months Ended March 31, 2008

The acquisition of Desca on November 21, 2007 was accounted for using the purchase method of accounting. Accordingly, the unaudited condensed consolidated statement of operations includes the results of operations of for the entire three month period. However, results of operations information for the three months ended March 31, 2007 has not been presented.

The following table sets forth, for the period indicated, unaudited interim condensed consolidated statements of operations information and information from our unaudited interim condensed consolidated statements of operations expressed as a percentage of revenue.

	Three Months Ended March 31, 2008
	Dollars	% of Revenue
Revenue	$28,346,352	100.0%
Cost of Revenue	21,816,772	77.0%
Expenses
Sales, Marketing and Customer Support	4,629,095	16.3%
General and Administrative	2,360,353	8.3%
Depreciation	385,187	1.4%
Amortization	865,971	3.1%

Operating Loss	(1,711,026)	(6.0)%
Other Expense	(937,377)	(3.3)%

Loss Before Tax and Minority Interest	(2,648,403)	(9.3)%
Income Tax Expense	(355,124)	(1.3)%
Minority Interest	239,484	0.8%

Net Loss	$(2,764,043)	(9.8)%

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

Costs and Expenses

Cost of revenue is made up of costs associated with consulting services, network integration services, product sales, and managed infrastructure services. The percentage of the cost to the corresponding revenue varies depending on the source of the revenue. Product costs tend to be approximately 15% to 20% whereas professional and value added services range from 40% to 50%.

Sales, marketing and customer support costs include costs associated with advertising and promoting our products and services as well as supporting the customer after the sale is complete.

General and administrative expenses include corporate and back office expenses such as executive and support staff costs as well as professional fees for accounting, legal and other services.

Results of Operations – Papua New Guinea

Papua New Guinea has a population of approximately 5 million people. The vast majority of the population resides in subsistence villages throughout the country. The country is very mountainous and communications and utilities to many of the remote regions is limited, if existent at all. Port Moresby is the capital city and is host to the majority of corporate head-offices. The second largest city, Lae, is located on the eastern side of the island and is also host to a number of corporate head-offices. Transportation infrastructure is somewhat limited and as such most business is conducted from the major centers. Datec PNG has offices in both Port Moresby and Lae to cater to this market.

There is an active IT solutions market, which is serviced by a number of companies including Datec PNG. Our primary competitors are Daltron, Global Technologies, Ltd., DataNets Ltd. and Able Computing. Datec PNG is the largest of these companies, closely followed by Daltron. All companies operate in the same business space and competition for business is keen across all sectors.

Comparison of the Three Months Ended March 31, 2008 to the Three Months Ended March 31, 2007

The following table sets forth, for the periods indicated, unaudited interim condensed consolidated statements of operations information and information from our unaudited interim condensed consolidated statements of operations expressed as a percentage of revenue.

	Three Months Ended March 31,
	2008		2007
	Dollars	% of Revenue	Dollars	% of Revenue
Revenue	$8,559,392	100.0%	$7,980,893	100.0%
Cost of Revenue	5,876,533	68.7%	4,779,701	59.9%
Expenses	3,314,938	38.7%	3,008,222	37.7%

Operating (Loss) Income	(632,079)	(7.4)%	192,970	2.4%
Other Income	49,735	0.6%	132,997	1.7%

Income (Loss) Before Income Tax and Minority Interest	(582,344)	(6.8)%	325,967	4.1%
Income Tax Benefit (Expense)	116,482	1.4%	(156,011)	(2.0)%
Minority Interest	135,895	1.6%	(214,188)	(2.7)%

Net Loss	$(329,967)	(3.9)%	$(44,232)	(0.6)%

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

	Three Months Ended March 31,		Change
	2008	2007	Dollars	Percentage
Product Sales	$6,074,534	$4,950,553	$1,123,981	22.7%
IT Solutions	1,118,606	1,347,433	(228,827)	(17.0)%
Data Delivery	1,366,252	1,682,907	(316,655)	(18.8)%

Total Revenue	$8,559,392	$7,980,893	$578,499	7.2%

We attribute the increase in product sales revenue primarily to continued strong sales of low-end servers, PCs, peripherals and consumable products both in the retail and corporate sectors coupled with a an improvement in photocopier sales.

While we have experienced an increase in product sales revenue, profit margins on these sales have eroded slightly. This decline was a result of the persistently competitive market place. Management continues to monitor the market carefully while at the same time seeks ways to ensure that profit margins are maximized.

We attribute the decrease in IT Solutions revenue to a reduction in contracted maintenance revenue streams derived from mid-range system maintenance. This reduction in maintenance revenue can be attributed to a major bank upgrading their core computer system with a lower cost system solution. The upgraded systems were significantly lower in cost, which yielded significantly lower maintenance charges.

We attribute the decrease in data delivery revenue to the loss of a major network monitoring outsource agreement with a major bank. The bank made a strategic decision to take the management and monitoring of their network in house. The loss of this outsourcing agreement was partially offset by an increase in revenue from ISP services; however management continues to actively pursue other outsourcing opportunities to replace the lost revenue stream.

Costs and Expenses

	Three Months Ended March 31,		Change
	2008	2007	Dollars	Percentage
Cost of Revenue
Product Sales	$5,256,499	$4,241,726	$1,014,773	23.9%
IT Solutions	27,474	8,075	19,399	240.2%
Data Delivery	592,560	529,900	62,660	11.8%

Total Cost of Revenue	5,876,533	4,779,701	1,096,832	22.9%

Expenses
Sales, Marketing and Customer Support	1,743,510	1,342,730	400,780	29.8%
General and Administrative	981,582	1,111,745	(130,163)	(11.7)%
Depreciation	331,426	295,327	36,099	12.2%
Amortization	258,420	258,420	—	0.0%

Total Expenses	3,314,938	3,008,222	306,716	10.2%

Total Costs and Expenses	$9,191,471	$7,787,923	$1,403,548	18.0%

The increase in cost of revenue from product sales is in direct correlation to the increase in product sales revenue. We anticipate there will continue to be pressure on profit margins from product sales and we will continue to pursue the strategic adjustment to focus on IT solutions rather than product sales as IT solutions revenue generally returns higher profit margins.

The increase in cost of revenue for IT solutions can be attributed primarily to an increase in spare parts and other maintenance agreement costs incurred in connection with the performance of ongoing repair costs.

The increase in cost of sales for data delivery was due primarily to costs to secure adequate capacity to satisfy our customers’ requirements.

Sales, marketing and customer support increased primarily due to an increase in staff salary and benefit costs over the same period last year. Management has commenced a review of the current staffing structure to ensure resources are being allocated to the most efficient and profitable areas.

The increase in depreciation expense is attributable to the increase in plant and equipment purchased to support and expand our infrastructure.

Performance Measures

In managing our operations and assessing our financial performance in Papua New Guinea, management supplements financial statement information with several customer–focused performance metrics that are used internally to manage the business.

The following table contains key operating data

	Three Months Ended March 31,
	2008	2007
Revenue per Employee	$32,669	$32,575
Stable Revenue	67.6%	92.2%
PC Revenue	$1,343,343	$1,066,725
Server Revenue	$565,806	$68,591
PC and Server Revenue as a Percentage of Product Revenue	31.0%	22.9%

Revenue per employee remained static despite the increase in overall revenue as a result of the increase in headcount. Management is constantly reviewing staffing levels to ensure that resources are optimally allocated. As such, we anticipate growth in this performance metric going forward.

The reduction in stable revenue percentage is due primarily to the loss of a key outsourcing contract and the reduction in midrange maintenance revenue.

PC revenue increased primarily as a result of increased retail and corporate sales activity. We anticipate steady growth in both the retail and the corporate sector.

We attribute the significant growth in server revenue to continued sales of low-end servers in the corporate sector, augmented by a one-time volume purchase of low-end servers by a banking customer.

PC and server revenue as a percentage of product revenue increased on the strength of product sales. We expect to capitalize on the product sales by offering value added services to the customers who recently made these purchases.

Results of Operations – Fiji and Other Pacific Island Nations

Overall, operations in Fiji and the other Pacific Island Nations continue to be negatively impacted by an increasingly competitive market place. Throughout 2007 certain infrastructure changes were made along with the implementation of more stringent fiscal and operational policies in an attempt to position ourselves favorably in this market going forward. We upgraded our facilities in both Vanuatu and the Solomon Islands in an effort to project a more refined image as part of our mission to continue building credibility in the local market place. We are implementing several initiatives to continue enhancing our brand image in this geographic region. Our focus on strengthening skill level and management capacity in all locations remains a priority and will become an increasing target of resources in the near future.

As a result of the loss of a significant customer in New Zealand, we have restructured our office and will only provide support on a third party basis in an effort to minimize ongoing costs. In addition, the Queensland office completed a major software upgrade project in the fourth quarter of 2007, which resulted in lower revenues during the three months ended March 31, 2008 compared to the same period of 2007. However, we have recently secured new maintenance contracts that we expect to contribute to revenue growth going forward.

Comparison of the Three Months Ended March 31, 2008 to the Three Months Ended March 31, 2007

The following table sets forth, for the periods indicated, unaudited interim condensed consolidated statements of operations information and information from our unaudited interim condensed consolidated statements of operations expressed as a percentage of revenue.

	Three Months Ended March 31,
	2008		2007
	Dollars	% of Revenue	Dollars	% of Revenue
Revenue	$2,501,884	100.0%	$2,677,089	100.0%
Cost of Revenue	1,082,841	43.3%	909,523	34.0%
Expenses	1,660,862	66.4%	1,743,000	65.1%

Operating (Loss) Income	(241,819)	(9.7)%	24,566	0.9%
Other Expense	(60,502)	(2.4)%	(77,051)	(2.9)%

Loss Before Income Tax	(302,321)	(12.1)%	(52,485)	(2.0)%
Income Tax Benefit	10,542	0.4%	17,058	0.6%

Net Loss	$(291,779)	(11.7)%	$(35,427)	(1.3)%

Revenue

In this operating segment, we derive revenue from product sales and IT solutions. We do not currently provide ISP and data network infrastructure to customers in Fiji and other Pacific Island Nations.

	Three Months Ended March 31,		Change
	2008	2007	Dollars	Percentage
Product Sales	$1,217,958	$1,071,253	$146,705	13.7%
IT Solutions	1,283,926	1,605,836	(321,910)	(20.0)%

Total Revenue	$2,501,884	$2,677,089	$(175,205)	(6.5)%

The increase in product sales was a result of strong product sales in Fiji, the largest market in this segment. In particular, a large corporate communication system sale helped to offset decreases in other markets that suffered from increasing price pressure from existing and new competitors. In addition, low cost servers are becoming more powerful and more reliable enabling customers to achieve high quality performance at a lower cost.

The decrease in IT Solutions revenue was primarily attributable to the completion of a significant contract during the last quarter of 2007. We have recently secured new maintenance contracts that we expect to contribute to revenue growth going forward.

Management continues to undertake several initiatives in the Fiji and other Pacific Island Nations in an attempt to improve the results of operations. As discussed above, the infrastructure investments and marketing initiatives are expected to contribute to revenue growth in 2008.

Costs and Expenses

	Three Months Ended March 31,		Change
	2008	2007	Dollars	Percentage
Cost of Revenue
Product Sales	$965,173	$806,808	$158,365	19.6%
IT Solutions	117,668	102,715	14,953	14.6%

Total Cost of Revenue	1,082,841	909,523	173,318	19.1%

Expenses
Sales, Marketing and Customer Support	656,500	849,814	(193,314)	(22.7)%
General and Administrative	828,091	727,635	100,456	13.8%
Depreciation	96,938	86,218	10,720	12.4%
Amortization	79,333	79,333	—	0.0%

Total Expenses	1,660,862	1,743,000	(82,138)	(4.7)%

Total Costs and Expenses	$2,743,703	$2,652,523	$91,180	3.4%

The cost of revenue for product sales increased at a faster pace than the corresponding revenue due to continued price pressure from existing and new competitors. We anticipate there will continue to be pressure on profit margins from product sales and we will continue to pursue the strategic adjustment to focus on IT solutions rather than product sales as IT solutions revenue generally returns higher profit margins.

The cost of providing IT solutions increased significantly despite the decrease in revenue. This increase is a result of the investments required to refocus us toward the provision of IT solutions. We anticipate that costs will continue to increase; however, we expect the rate of growth to slow in the future.

The decrease in sales, marketing and customer support is primarily a result of the cost control initiatives implemented in 2007. In addition, the completion of a significant contract in Queensland during 2007 enabled us to eliminate certain related support costs.

The increase in general and administrative expenses for the three months ended March 31, 2008 compared to the same period last year is due primarily to an increase in some executive related costs and the restructuring of offices in both Australia and New Zealand. Though certain general and administrative expenses were slightly higher during the three months ended March 31, 2008 over the same period last year, the overall restructuring is projected to yield positive results through the remainder of 2008.

Depreciation expense increased slightly due to the purchase of equipment in our Fiji office.

Performance Measures

In managing our operations and assessing our financial performance in Fiji and the other Pacific Island Nations, management supplements the financial statement information with several customer–focused performance metrics that are used internally to manage the business.

The following table contains the key operating data.

	Three Months Ended March 31,
	2008	2007
Revenue per Employee	$18,553	$17,052
Stable Revenue	76.0%	91.0%
PC Revenue	$168,136	$304,006
Server Revenue	$49,318	$145,040
PC and Server Revenue as a Percentage of Product Revenue	17.9%	42.0%

Revenue per employee increased predominantly due to reductions in staff levels, mainly in the New Zealand office.

Stable revenue decreased primarily as a result of the completion of the major software upgrade project performed by our Queensland office and completed in 2007.

PC revenue decreased significantly as a result of reduced PC sales in the Solomon’s, Samoa and Fiji stemming from increased competition in the market and continued PC pricing pressures throughout all our markets.

Server revenue decreased due to the continued server price compression being experienced in all our markets. This pressure is being driven by low-end servers becoming more powerful and reliable.

PC and server revenue as a percentage of total product sales decreased as a result of the significant corporate communications sales levels achieved in Fiji in combination with the lower average prices for PCs and servers in general.

Results of Operations – North America, including The Caribbean

In January 2007, we sold our wireless telecommunications license located in Bloomington, Illinois. The sales price was $2,750,000. In July 2007, we entered into a Purchase Agreement with Digicel, Inc. for the sale of our wireless telecommunications license for the U.S. Virgin Islands. The negotiated sales price is $1,300,000 and is payable in cash upon closing. Closing of the transaction is subject to, among other things, approval of the FCC. If FCC approval is obtained and all other conditions to closing are satisfied, management anticipates consummation of this transaction in the second quarter of 2008.

Comparison of the Three Months Ended March 31, 2008 to the Three Months Ended March 31, 2007

The following table sets forth, for the periods indicated, unaudited interim condensed consolidated statements of operations information and information from our unaudited interim condensed consolidated statements of operations expressed as a percentage of revenue.

	Three Months Ended March 31,		Change
	2008	2007	Dollars	Percentage
Revenue	$—	$—	$—
Cost of Revenue	—	—	—
Expenses	2,704,519	1,321,360	1,383,159	104.7%

Operating Loss	(2,704,519)	(1,321,360)	(1,383,159)	(104.7)%
Gain on Sale of Telecommunication License	—	1,842,875	(1,842,875)	(100.0)%
Interest, Financing Costs and Other Expenses, Net of Interest Income	(1,270,627)	(488,659)	(781,968)	(160.0)%

Loss from Continuing Operations	(3,975,146)	32,856	(4,008,002)	(12198.7)%
Income Tax Expense	—	(88,458)	88,458	(100.0)%
Loss from Discontinued Operations	(7,648,169)	10,677	(7,658,846)	(71732.2)%

Net Loss	$(11,623,315)	$(44,925)	$(11,578,390)	(25772.7)%

Expenses are predominantly corporate overhead and general and administrative expenses including executive costs and fees for accounting, legal and other professional services. The increase in 2008 was primarily attributable to increased headcount to support the infrastructure required to manage new acquisitions and increased professional services such as legal, accounting, and investor relations. In addition, during January 2007, we closed the sale of our wireless telecommunications license for Bloomington, Illinois resulting in a one-time gain.

Interest, financing costs and other expenses increased in 2008 as a result of higher interest expense resulting from debt incurred during February 2007 as well as amortization of deferred financing costs associated with the promissory notes from our majority stockholder.

Results of Operations – The Samoas

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

In 2007, we decided to dispose of our operations in American Samoa and in December 2007, we began a search for potential buyers. As such, the assets of AST appear as a single line item described as “assets held for sale” and the liabilities of AST appear as a single line item described as “liabilities from discontinued operations” on our unaudited interim condensed consolidated balance sheets. In addition, the results of operations for AST appear as a single line item described as “income from discontinued operations” on our unaudited interim condensed consolidated statement of operations. For informational purposes, we have included summary results of operations information for the current period.

Summary of Financial Results for the Three Months Ended March 31, 2008

The following table sets forth, for the periods indicated, unaudited interim condensed consolidated statements of operations information and information from our unaudited interim condensed consolidated statements of operations expressed as a percentage of revenue.

	Three Months Ended March 31, 2008
	Dollars	% of Revenue
Revenue	$2,660,158	100.0%
Cost of Revenue	1,094,964	41.2%
Expenses
Sales, Marketing and Customer Support	354,075	13.3%
General and Administrative	386,140	14.5%
Depreciation	265,413	10.0%
Amortization	107,014	4.0%

Operating Income	452,552	17.0%
Other Expenses	(65,006)	(2.4)%

Net Income	$387,546	14.6%

Revenue

In the Samoas, we derive revenue from wireless services, data delivery services, equipment sales and service, and long distance toll fees that we charge other telecommunications providers who need to access our networks. In addition, we receive payments from the Universal Service Fund, a fund created by the FCC to ensure that all Americans have access to high quality and affordable telecommunications, including low-income consumers, those living in rural areas that are costly to serve, and schools, libraries and rural health care providers.

Cost and Expenses

Cost of revenue is made up of costs associated with wireless services, data delivery services, equipment sales and service, and long distance toll fees. There is no cost of sales associated with Universal Service Fund revenue.

Sales, marketing and customer support is made up of other costs required to operate the business such as sales, marketing and after the sale customer support as well as legal and professional fees. Depreciation and amortization is the cost of an asset acquired incurred evenly over the estimated useful life of that asset.

Results of Operations – South and Central America – Telecommunications

Our South and Central America operations – Telecommunications segment is comprised of the operations of Latin Node. Latin Node provides advanced telecommunications services to customers located in, or communicating with people located predominantly in Latin America and, in some cases, Europe. Latin Node was acquired using the purchase method of accounting. Accordingly, our consolidated financial statements include the results of operations of Latin Node from the date of acquisition, June 28, 2007, through December 31, 2007.

On January 28, 2008, we decided to dispose of our Latin Node operations and began a search for potential buyers. As such, the assets of Latin Node appear as a single line item described as “assets held for sale” and the liabilities of Latin Node appear as a single line item described as “liabilities from discontinued operations” on our unaudited interim condensed consolidated balance sheets. In addition, the results of operations for Latin Node appear as a single line item described as “income from discontinued operations” on our unaudited interim condensed consolidated statement of operations. For informational purposes, we have included summary results of operations information for the current period. See Legal Proceedings for further information regarding the ongoing liquidation of Latin Node.

Latin Node has terminated most of its employees and consultants, has ceased servicing its customers and has, for the most part, ceased operations. Latin Node intends to file an assignment for the benefit of creditors in the near future.

Summary of Financial Results for the Three Months Ended March 31, 2008

The following table sets forth, for the periods indicated, unaudited interim condensed consolidated statements of operations information and information from our unaudited interim condensed consolidated statements of operations expressed as a percentage of revenue.

	Three Months Ended March 31, 2008
	Dollars	% of Revenue
Revenue	$27,214,998	100.0%
Cost of Revenue	25,754,700	94.6%
Sales, Marketing and Customer Support	261,228	1.0%
General and Administrative	6,212,574	22.8%
Depreciation and Amortization	615,051	2.3%

Operating Loss	(5,628,555)	(20.7)%
Interest Expense	(711,960)	(2.6)%
Other Expenses	(2,178,045)	(8.0)%

Net Loss	$(8,518,560)	(31.3)%

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

Sales marketing and customer support includes other costs required to operate the business such as sales, marketing, customer service and network operations. General and administrative expenses include corporate and back office expenses such as executive costs and accounting, as well as legal expenses incurred in connection with the investigation of the FCPA matter. Depreciation and amortization is the cost of an asset acquired incurred evenly over the estimated useful life of that asset. Interest expense represents interest charged on debt obligations and capital leases. Other income is comprised of non-operating income and expense items.

Liquidity and Capital Resources

Our principal sources of liquidity consist of proceeds from the sale of our notes and securities.

Operating Activities. We used approximately $3,883,975 to fund operations during the three months ended March 31, 2008, as compared to generating $830,101 for the same period in 2007 primarily as a result of our greater loss from continuing operations during the three months ended March 31, 2008. In addition, significant growth in our accounts payable balances were almost completely offset by growth in our accounts receivable and other assets.

Investing Activities. We used approximately $2,146,485 to fund investing activities during the three months ended March 31, 2008 as compared to generating $1,874,112 during the comparable period in 2007. We had investments in capital assets of $2,146,485 during the 2008 period, compared to $756,160 during the three months ended March 31, 2007. In addition, we received proceeds from the sale of a telecommunications license of $2,630,272 during the three months ended March 31, 2007.

Financing Activities. We received $9,883,396 in cash from financing activities during the three months ended March 31, 2008. In the same period in 2007, we received $19,170,306. In both cases, the funds received were primarily the result of financing commitments and/or equity investments from our major stockholder. In addition, during the three months ended March 31, 2008, we received $3,490,020 in cash from lines of credit.

We incurred a $7,360,936 loss from continuing operations for the three months ended March 31, 2008. We have a working capital deficiency of $3,147,142 and a $76,157,564 accumulated deficit as of March 31, 2008. In addition, our net loss for the three months ended March 31, 2008 includes a net loss of $7,648,168 from discontinued operations.

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

AST is obligated under a Loan Agreement with ANZ Finance American Samoa, Inc. and ANZ America Samoa Bank (jointly, “ANZ”), for $5,800,000. Of this amount, $800,000 is in the form of a term loan and $5,000,000 is in the form of a revolving loan. The revolving loan was originally due on October 30, 2007, but was subsequently extended to March 31, 2008. We have not repaid this amount. We have requested another extension of the revolving loan. While ANZ has not issued a formal written extension, ANZ has also not initiated a demand for repayment. The term loan is due on October 30, 2015. AST has pledged all of its assets to secure this obligation. We believe that the FCPA matter may have resulted in a breach of our covenants with ANZ thereby making the term loan callable. Accordingly, the amounts due to ANZ are included as liabilities of discontinued operations which are classified as current liabilities on the accompanying consolidated balance sheets.

Effective November 21, 2007, we entered into a Preferred Stock Purchase Agreement with SIBL, pursuant to which SIBL has agreed to purchase, for an aggregate purchase price of $35,000,000 (i) up to 5,185,185 shares of our Series B Convertible Preferred Stock; and (ii) warrants granting to SIBL, and/or its assigns, the right to purchase up to 3,638,000 shares of our common stock. During the fourth quarter of 2007, SIBL purchased 4,740,741 shares of our Series B Preferred Stock at $6.75 per share and during the first quarter of 2008, SIBL purchased the remaining 444,444 shares of our Series B Preferred Stock at $6.75 per share. The combined net proceeds amounted to $32,316,769 (gross proceeds of $35,000,000 less of offering costs of $2,631,231). The terms under the purchase agreement specify that we may not execute a financing or equity transaction with any other third party on terms more favorable than those offered to SIBL. In addition, we are required to use any proceeds received from the sale of companies located in the South Pacific to pay down the convertible long-term debt due to SIBL.

Effective February 20, 2008, SIBL and eLandia entered into another Preferred Stock Purchase Agreement pursuant to which SIBL agreed to purchase, for an aggregate purchase price of $40 million, (i) 5,925,926 shares of our Series B Convertible Preferred Stock, and (ii) warrants to purchase an aggregate of 4,158,000 shares of common stock. The Series B Preferred Stock was to be purchased in increments of $2 million on a weekly basis beginning in April 2008; however, we received a portion of this amount ($8 million) as an advance during the first quarter of 2008 to fund the repayment of a third party lender to Latin Node and to provide working capital. The balance of $32 million is being paid in 8 weekly installments of $4 million each commencing in April 2008.

SIBL also agreed, subject to various conditions, to purchase an additional $20 million of Series B Preferred Stock in early 2009. This amount has been reduced by $4.2 million. It is also subject to reduction, on a dollar-for-dollar basis, by the amount of any third party equity investments obtained by us prior to December 31, 2008. Elandia and SIBL have agreed to execute and deliver a bridge loan agreement pursuant to which SIBL would make one or more loans to us up to a maximum aggregate amount not exceeding $40 million. This bridge loan will be reduced by the net proceeds received from the sale of certain of our assets in the South Pacific.

In all cases, the agreements by SIBL to purchase securities and make loans are subject to a number of conditions. However, management believes the current level of funding commitments will be adequate to sustain our business operations and expansion.

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

Pursuant to the terms of an Assignment Agreement dated February 29, 2008, we assumed from Laurus all of its rights in the Security Agreement, the promissory notes, guaranty, equity pledge agreements and other loan and security documents executed in connection with the loan to Latin Node. In consideration for the assignment of the documents evidencing the loan to Latin Node, we paid Laurus an aggregate amount of $6,965,456 representing the sum of (a) the unpaid principal balance of, and accrued interest on, the loan to Latin Node and (b) unpaid fees due to Laurus pursuant to the loan documents. In order to finance the purchase of this promissory note payable from Latin Node, we sold $8 million of additional securities to SIBL (as discussed above) and, as additional consideration, pledged to SIBL all of the collateral securing the Latin Node obligation. Latin Node has terminated most of its employees and consultants, has ceased servicing its customers and has, for the most part, ceased operations. Latin Node and certain of its subsidiaries intend to file an assignment for the benefit of creditors under the Florida Statutes. As a result, there can be no assurance that we will recover any portion of the amounts payable to eLandia from Latin Node under this promissory note.

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

Management believes that our current level of working capital at March 31, 2008, the funds we have raised and will have available through the facilities provided and to be provided by SIBL will enable us to complete the proposed acquisition of Transistemas and sustain operations through at least December 31, 2008. However, there can be no assurance that the plans and actions proposed by management will be successful or that unforeseen circumstances will not require us to seek additional funding sources in the future or effectuate plans to conserve liquidity in the event additional sources of funds are needed or may not be available on acceptable terms, if at all. In addition, if we are not able to meet the funding conditions imposed by SIBL, we are not able to sell our assets or these sources of revenue do not generate sufficient capital to fund operations, we will need to identify other sources of capital and/or we may be required to modify our business plan. At this time, we have not identified other sources of capital and cannot provide any assurance that other sources of capital will be available.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4 T.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation we have concluded that our disclosure controls and procedures are not effective in ensuring that all material information required to be filed with the SEC is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC because of material weaknesses in our internal control over financial reporting as discussed above and in our 2007 Form 10-K.

In light of the material weaknesses described in our Annual Report on Form 10-K for the year ended December 31, 2007, our management continues to perform additional analyses and other post-closing procedures to ensure that our unaudited interim condensed consolidated financial statements are prepared in accordance with U.S. GAAP. Accordingly, our management believes that the unaudited interim condensed consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2007, we are implementing enhancements and changes to our internal control over financial reporting to provide reasonable assurance that errors and control deficiencies will not occur. We recognize the importance of having staff with competencies required for the accurate interpretation of U.S. GAAP; for having effective internal controls over financial reporting; and for establishing the appropriate policies and procedures to assure timely, accurate, and reliable information. Consequently, to eliminate material weaknesses identified with respect to staffing and training, our management has continued efforts to increase the depth and upgrade the skill sets of our accounting group through continuing education and ongoing training while maintaining staffing with appropriate skills and experience in the application of U.S. GAAP commensurate with our financial reporting requirements.

We recognize the importance of Information Technology General Controls “ITGC” and their use as an effective tool for managing and controlling processes that affect the financial reporting process. To this end, we are leveraging the intellectual capital of our technology solutions subsidiary, Desca, to enhance ITGC and eliminate related material weaknesses. Particularly, we will be addressing network storage, network and application backups, change management, and overall systems security

We recognize the need for establishing and imbedding organizational standards and expectations of integrity and ethical values through a formal code of conduct. We also recognize that the Foreign Corrupt Practices Act (“FCPA”) is critical legislation that requires companies to maintain and keep adequate books and records and comply with anti-bribery provisions. In addition to having the Code of Business Conduct and FCPA guidelines posted on our website, we have mandated the certification of the receipt and review of these documents by all employees as a condition of employment. In addition, management has developed FCPA compliance workshops/training sessions designed for certain employees. These employees are required to attend the workshops/training sessions on an annual basis.

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

We recognize the importance of segregating duties in detecting and preventing fraud. We are leveraging the staffing enhancements described above and redefining roles within the financial reporting process that mitigate the segregation of duties issues. By better defining roles and protocols within the financial reporting process we are improving the existing manual controls surrounding segregation of duties to remediate existing material weaknesses in a way that best fits the future organization and company structure. Included in the remediation process we will establish manual controls to segregate the duties associated with the creation, critical review, approval and reconciliation of consolidation schedules related to the financial reporting process.

Additionally, we are enforcing spreadsheet control policies, especially those affecting spreadsheets that are critical to the preparation of financial statements and related disclosures in accordance with U.S. GAAP and SEC regulations.

No other changes to internal controls over financial reporting have come to management’s attention during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In connection with our acquisition and integration of Latin Node, Inc. in June 2007, we engaged in a review of Latin Node’s internal controls and legal compliance procedures within its finance and accounting departments. Our internal investigation preliminarily revealed that certain payments made by Latin Node may have been made in violation of the FCPA. The internal investigation is ongoing and as such, may uncover other payments by persons associated with Latin Node that may have been made in violation of the FCPA. Management has voluntarily reported these potential violations to the SEC, the United States Department of Justice, and the Federal Bureau of Investigation and has continued to cooperate fully and maintained communication with these agencies regarding this matter. On April 3, 2008, the Department of Justice issued a subpoena requesting certain information from us in connection with our investigation of the FCPA matter. Based on the preliminary results of our internal investigation, Latin Node and/or eLandia may be subject to fines and penalties assessed by governmental authorities, and have and may continue to incur substantial expense associated with investigating the FCPA matter, responding to government inquiries and other matters arising from the acquisition of Latin Node.

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

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Please refer to that section for disclosures regarding the risks and uncertainties related to our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Director Stock

In December 2005, the Board of Directors adopted a Director compensation policy. Among other things, the policy provides that each independent director will receive a number of shares of common stock equal in value to $25,000 in their initial year of service and is entitled to receive additional shares of common stock equal in value to $12,500 each year thereafter. As a result, in January 2008, we issued 27,000 shares of common stock to the members of the Board of Directors for services in 2007. We issued the shares in consideration for services rendered to us. These shares were issued in a transaction exempt from registration under Section 4(2) of the Securities Act, or Regulation D promulgated there under.

Warrant Exercises

In December 2007, SIBL and its assigns exercised 3,513,100 warrants to purchase our common stock at $0.001 per share. As a result, we issued 3,513,000 shares in consideration for $3,513. In March 2008, SIBL and its assigns exercised 4,158,100 warrants to purchase our common stock at $0.001 per share. As a result, we issued 4,158,000 shares in consideration for $4,158. These shares were issued in a transaction exempt from registration under Section 4(2) of the Securities Act or Regulation D promulgated there under.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Document	Method of Filing
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELANDIA INTERNATIONAL INC.

Date: May 20, 2008	By:	/s/ Pete Pizarro
Pete Pizarro
Chief Executive Officer

Date: May 20, 2008	By:	/s/ Harley L. Rollins
Harley L. Rollins
Chief Financial Officer

Exhibit Index

Exhibit No.	Description of Document	Method of Filing
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.