Form 10-Q/A
period 2007-06-30
ELANDIA INTERNATIONAL INC.
filed 2008-08-14
CIK 1352819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

133 Sevilla Avenue

Coral Gables, FL 33134

(Address of principal executive offices, including zip code)

(305) 415-8830

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

EXPLANATORY NOTE

Items Amended by this Form 10-Q/A

This Amendment No. 1 (“Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 as originally filed with the U. S. Securities and Exchange Commission (“SEC”) on August 20, 2007 (the “Original Form 10-Q”) amends certain sections of the Original Form 10-Q to reflect the restatement of our unaudited interim consolidated condensed financial statements (and related disclosures) as of June 30, 2007 and for the three and six months ended June 30, 2007 as described below. With this Form 10-Q/A, we are amending:

•	Part I, Item 1 “Unaudited Financial Statements;”

•	Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

This Form 10-Q/A also amends Part II, Item 6 “Exhibits,” and includes updated certifications from our Chief Executive Officer and Chief Financial Officer required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

This Form 10-Q/A makes only the changes described above and does not modify or update such items in any other respect, or any other items or disclosures presented in the Original Form 10-Q. Further, this Form 10-Q/A does not reflect any other events occurring after August 20, 2007, the date we filed the Original Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC since the filing date of the Original Form 10-Q, including our Current Reports on Form 8-K and the Annual Report on Form 10-K for the year ended December 31, 2007.

Restatement of Prior Period Financial Statements

With the filing of this Form 10-Q/A, we are filing amendments to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, as originally filed with the SEC, to restate our unaudited interim consolidated condensed financial statements. In addition, we intend to file an amended Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2007. For this reason, the unaudited interim consolidated condensed financial statements and related financial information contained in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 should no longer be relied upon.

Background of the Restatement

Subsequent to the filing of our unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2007 filed with the SEC on August 20, 2007, information was discovered that suggested possible misstatements in connection with the recording of the acquisition of Latin Node, Inc. and Subsidiaries (“Latin Node”) on June 28, 2007.

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

The internal investigation has preliminarily revealed that certain payments from Latin Node may have been made in violation of the FCPA. Based on these preliminary results, Latin Node and/or eLandia may be subject to fines and penalties assessed by governmental authorities, and will incur substantial expenses associated with investigating the FCPA matter, responding to government inquiries and other matters arising from the acquisition of Latin Node. The adjustment to effect the restatement, which has been recorded effectively as of June 30, 2007, relates to the reallocation of the $26,818,835 purchase price along with the revaluation of certain warrants issued in connection with obtaining debt as part of the acquisition. We conducted a valuation of the acquired business of Latin Node, including the assets acquired and the liabilities assumed in order to evaluate whether the purchase price paid for Latin Node represented fair value. This valuation considered the alleged misrepresentations by the sellers about the FCPA matter, as well as the financial impact of the Latin Node management restructuring undertaken as a result of the investigation. We determined that the $26.8 million purchase price was approximately $20.6 million in excess of the fair value of the net assets acquired from Latin Node mostly due to the cost of the FCPA investigation, the resulting fines and penalties to which it may be subject, the termination of Latin Node’s senior management, and the resultant loss of business. Therefore, we allocated approximately $20.6 million of the purchase price as a direct charge to operations during the quarter ended June 30, 2007.

i

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

Summary of the Effects of the Restatement

The effect of the restatement on our previously issued unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2007 is as follows:

	Restated Balance Sheet as of June 30, 2007
	As Reported	Adjustments	Restated
ASSETS
Total Current Assets	$29,306,238	2,095,600	$31,401,838
Telecommunications Licenses and Agreements	2,344,000	1,286,000	3,630,000
Deferred Financing Costs	3,656,255	149,052	3,805,307
Goodwill	35,431,661	(22,576,961)	12,854,700
Other Long-Term Assets	20,075,936		20,075,936

TOTAL ASSETS	$90,814,090	$(19,046,309)	$71,767,781

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total Current Liabilities	$32,633,880		$32,633,880

Warrant Liability	1,072,887	(832,441)	240,446
Minority Interest Purchase Price Obligation—Latin Node	4,003,824	(3,106,967)	896,857
Notes Payable, Net of Discount	4,429,100	981,493	5,410,593
Other Long-Term Liabilities	28,609,269		28,609,269

Total Long-Term Liabilities	38,115,080	(2,957,915)	35,157,165

Total Liabilities	70,748,960	(2,957,915)	67,791,045

Minority Interest	1,127,216		1,127,216

Accumulated Deficit	(25,378,936)	(20,626,802)	(46,005,738)
Other Stockholders’ Equity	44,316,850	4,538,408	48,855,258

Total Stockholders’ Equity	18,937,914	(16,088,394)	2,849,520

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$90,814,090	$(19,046,309)	$71,767,781

ii

	Restated Statements of Operations
	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
Revenue	$15,240,632	—	$15,240,632	$28,842,297	—	$28,842,297

		—			—
Cost of Revenue	8,314,323	—	8,314,323	15,272,073	—	15,272,073
Operating Expenses	2,472,379	—	2,472,379	4,976,115	—	4,976,115
General and Administrative Expenses	4,083,681	—	4,083,681	7,782,841	—	7,782,841
Portion of Purchase Price Charged upon Acquisition of Latin Node	—	20,626,802	20,626,802	—	20,626,802	20,626,802
Depreciation and Amortization	707,058	—	707,058	1,360,307	—	1,360,307
Amortization of Intangible Assets	444,767	—	444,767	889,534	—	889,534

Total Costs and Expenses	16,022,208	20,626,802	36,649,010	30,280,870	20,626,802	50,907,672

Operating Loss	(781,576)	(20,626,802)	(21,408,378)	(1,438,573)	(20,626,802)	(22,065,375)
Other (Expense) Income	(1,174,596)	—	(1,174,596)	(264,380)		(264,380)

Net Loss from Continuing Operations	(1,956,172)	(20,626,802)	(22,582,974)	(1,702,953)	(20,626,802)	(22,329,755)
Income from Discontinued Operations	12,116	—	12,116	22,792	—	22,792

Net Loss	$(1,944,056)	$(20,626,802)	$(22,570,858)	$(1,680,161)	$(20,626,802)	$(22,306,963)

Net Loss per Share	$(0.15)		$(1.72)	$(0.13)		$(1.70)
Weighted Average Basic and Diluted Shares Outstanding	13,093,149		13,093,149	13,090,248		13,090,248

Vendor Dispute

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

iii

ELANDIA INTERNATIONAL INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ELANDIA INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited) (Restated)
ASSETS
Current Assets
Cash and Cash Equivalents	$5,901,310	$1,211,124
Accounts Receivable (net of $2,552,365 and $1,174,754 allowance for doubtful accounts at June 30, 2007 and December 31, 2006, respectively)	15,256,487	5,794,073
Inventories	3,764,507	3,969,981
Prepaid Expenses	3,722,580	1,164,691
Other Current Assets	1,675,523	253,915
Deferred Tax Asset — Current Portion	1,081,431	649,210

Total Current Assets	31,401,838	13,042,994

Restricted Cash	397,574	—
Property and Equipment, Net	12,917,602	8,966,083
Deferred Tax Asset	—	159,699
Due From Affiliates	139,052	—
Security Deposits	605,299	—
Telecommunications Licenses and Agreements	3,630,000	344,000
Telecommunications Licenses and Agreements— Held for Sale	445,743	1,102,740
Customer Lists (net of $610,992 and $395,349 accumulated amortization at June 30, 2007 and December 31, 2006, respectively)	2,408,008	2,623,651
Contract Rights (net of $1,909,356 and $1,235,464 accumulated amortization at June 30, 2007 and December 31, 2006, respectively)	2,814,644	3,488,536
Deferred Financing Costs (net of $197,520 and $0 of accumulated amortization at June 30, 2007 and December 31, 2006, respectively)	3,805,307	—
Goodwill	12,854,700	12,929,851
Investment in Unconsolidated Subsidiaries	348,014	—

Total Assets	$71,767,781	$42,657,554

ELANDIA INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited) (Restated)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable (including bank overdraft facility of $1,874,830 and $657,281 at June 30, 2007 and December 31, 2006, respectively)	$12,201,896	$6,195,229
Accrued Expenses	8,824,989	4,748,928
Current Portion of Long-Term Debt and Capital Lease Obligations	6,495,072	4,246,019
Income Taxes Payable	465,514	839,653
Customer Advances	1,755,211	—
Deferred Revenue	1,287,215	712,164
Deferred Gain on Sale Leaseback — Related Party	316,886	336,716
Liabilities from Discontinued Operations	1,287,097	1,312,740

Total Current Liabilities	32,633,880	18,391,449

Long-Term Liabilities
Long-Term Debt and Capital Lease Obligations	819,050	767,547
Long-Term Debt — Convertible — Related Party (net of discount of $3,994,291 and $0 at June 30, 2007 and December 31, 2006, respectively)	26,305,709	3,300,000
Accrued Interest — Related Party	997,742	—
Notes Payable (net of discount of $89,407 and $0 at June 30, 2007 and December 31, 2006, respectively)	5,410,593	—
Deferred Tax Liability	36,323	45,321
Deferred Gain on Sale Leaseback, Net of Current Portion — Related Party	450,445	598,973
Warrant Liability	240,446	—
Minority Interest Purchase Price Obligation — Latin Node	896,857	—

Total Long-Term Liabilities	35,157,165	4,711,841

Total Liabilities	67,791,045	23,103,290

Commitments and Contingencies

Minority Interest	1,127,216	1,335,920

Stockholders’ Equity
Common Stock, $0.00001 par value; 50,000,000 shares authorized; 13,516,315 and 13,060,314 shares issued at June 30, 2007 and December 31, 2006, respectively, and 13,516,315 and 13,114,315 shares outstanding at June 30, 2007 and December 31, 2006, respectively	135	130
Additional Paid-In Capital	48,595,521	41,562,041
Accumulated Deficit	(46,005,738)	(23,698,775)
Accumulated Other Comprehensive Income	259,602	354,948

Total Stockholders’ Equity	2,849,520	18,218,344

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$71,767,781	$42,657,554

The accompanying notes are an integral part of these consolidated condensed financial statements (unaudited).

ELANDIA INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007 (Restated)	2006	2007 (Restated)	2006
REVENUE (includes $9,230,490 and $7,840,331 for the three months ended June 30, 2007 and 2006, respectively, and $17,211,383 and $12,364,088 for the six months ended June 30, 2007 and 2006, respectively, from a consolidated subsidiary in which the Company owns a 50% interest) (Note 5)	$15,240,632	$12,230,620	$28,842,297	$20,334,828
COSTS AND EXPENSES
Cost of Revenue	8,314,323	6,477,551	15,272,073	10,545,084
Operating Expenses	2,472,379	2,323,179	4,976,115	3,882,235
General and Administrative Expenses (including stock-based compensation expense of $225,185 for the three months ended June 30, 2007 and $337,774 for the six months ended June 30, 2007)	4,083,681	3,243,327	7,782,841	5,676,953
Portion of Purchase Price Charged upon Acquisition of Latin Node (Note 3 and 6)	20,626,802	—	20,626,802	—
Depreciation and Amortization	707,058	607,674	1,360,307	1,080,557
Amortization of Intangible Assets	444,767	619,743	889,534	1,032,904

Total Costs and Expenses	36,649,010	13,271,474	50,907,672	22,217,733

OPERATING LOSS	(21,408,378)	(1,040,854)	(22,065,375)	(1,882,905)
OTHER (EXPENSE) INCOME
Interest Expense and Other Financing Costs	(1,140,845)	(150,442)	(1,890,395)	(371,327)
Interest Income	483,248	—	606,211	—
Other	(43,222)	(4,015)	(45,444)	2,580
Gain on Sales Leaseback — Related Party	84,181	84,178	168,359	140,297
Gain on Sale of Telecommunications License	—	—	1,842,875	—
Foreign Exchange Gain	86,729	172,828	140,301	331,194

Total Other (Expense) Income	(529,909)	102,549	821,907	102,744

NET LOSS BEFORE INCOME TAX	(21,938,287)	(938,305)	(21,243,468)	(1,780,161)
Income Tax Expense	(343,981)	(400,614)	(571,392)	(570,857)
Minority Interest in Net Profit After Tax	(300,706)	(328,407)	(514,895)	(552,208)

LOSS FROM CONTINUING OPERATIONS	(22,582,974)	(1,667,326)	(22,329,755)	(2,903,226)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	12,116	15,550	22,792	(6,846)

NET LOSS	$(22,570,858)	$(1,651,776)	$(22,306,963)	$(2,910,072)

Basic and Diluted Net Loss per Share
Loss from Continuing Operations	$(1.72)	$(0.13)	$(1.70)	$(0.24)
Loss from Discontinued Operations	—	0.00	—	—

Net Loss	$(1.72)	$(0.13)	$(1.70)	$(0.24)

Weighted Average Basic and Diluted Shares Outstanding	13,093,149	13,052,401	13,090,248	12,090,108
OTHER COMPREHENSIVE LOSS, NET OF TAX
Net Loss	$(22,570,858)	$(1,651,776)	$(22,306,963)	$(2,910,072)
Foreign Currency Translation Adjustment	(117,795)	(54,007)	(95,346)	150,213

Comprehensive Loss	$(22,688,653)	$(1,705,783)	$(22,402,309)	$(2,759,859)

The accompanying notes are an integral part of these consolidated condensed financial statements (unaudited).

ELANDIA INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2007

(UNAUDITED)

	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity
Balances — January 1, 2007	13,060,314	$130	$41,562,041	$(23,698,775)	$354,948	$18,218,344
Issuance of common stock to directors for services	27,000	—	112,590	—	—	112,590
Issuance of common stock to officer for services	54,001	1	225,184	—	—	225,185
Fair value of warrants granted to majority stockholder in connection with $25.3 million convertible promissory note	—	—	4,190,690	—	—	4,190,690
Fair value of warrants granted to majority stockholder in connection with $5.0 million convertible promissory note	—	—	857,461	—	—	857,461
Issuance of common stock in connection with acquisition of Latin Node	375,000	4	1,563,746	—	—	1,563,750
Fair value of warrants granted to majority stockholder in connection with $13.0 million debt financing	—	—	83,809	—	—	83,809
Foreign currency translation adjustment	—	—	—	—	(95,346)	(95,346)
Net loss for the six months ended June 30, 2007 (Restated)	—	—	—	(22,306,963)	—	(22,306,963)

Balances — June 30, 2007 (Restated)	13,516,315	$135	$48,595,521	$(46,005,738)	$259,602	$2,849,520

The accompanying notes are an integral part of these consolidated condensed financial statements (unaudited).

ELANDIA INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2007 (Restated)	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(22,306,963)	$(2,910,072)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	1,360,307	1,080,557
Amortization — Intangible Assets	889,534	1,032,904
Amortization of Deferred Financing Costs and Interest Expense	557,678	—
Non-cash Stock Compensation	337,775	100,000
Minority Interest in Net Income	514,895	552,208
Gain on Sale of Telecommunications License	(1,842,875)	—
Portion of Purchase Price Charged upon Acquisition of Latin Node	20,626,802
Bad Debt Expense (Recovery)	146,104	(113,000)
Foreign Currency Exchange Gain	(140,301)	(331,194)
Gain on Sale Leaseback — Related Party	(168,359)	(140,297)
Changes in Operating Assets and Liabilities:
Accounts Receivable	571,976	2,017,128
Assets from Discontinued Operations	—	452,131
Liabilities from Discontinued Operations	(25,643)	(47,305)
Accounts Payable	(1,150,664)	(7,846,892)
Accrued Interest on Long-term Debt — Related Party	997,742	4,471,735
Accrued Expenses	(5,925)	—
Income Taxes Payable	(376,325)	410,285
Inventories	232,916	(950,211)
Other Current Assets	(1,808,647)	28,032
Other Liabilities	—	450,730
Prepaid Expenses	529,130	292,955
Deferred Revenue	575,051	195,293

TOTAL ADJUSTMENTS	21,821,171	1,655,059

CASH USED IN OPERATING ACTIVITIES	(485,792)	(1,255,013)

CASH FLOWS FROM INVESTING ACTIVITIES
Other Long-Term Assets	(20,610)	—
Cash Acquired in Latin Node Acquisition	391,964	252,153
Acquisition Cost Incurred — Latin Node	(716,677)	(504,544)
Cash Advanced to Latin Node — Pre-Acquisition	(5,175,000)	—
Notes Receivable — Latin Node	(20,000,000)	—
Acquisition of Telecommunications License	—	(165,000)
Proceeds from Sale of Telecommunications License, Net of Selling Expenses	2,630,272	—
Purchases of Property and Equipment	(1,248,210)	(839,762)

CASH USED IN INVESTING ACTIVITIES	(24,138,261)	(1,257,153)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from Related Parties	—	255,039
Proceeds from Convertible Promissory Note — Related Party	27,000,000	2,200,000
Financing Costs Paid — Convertible Promissory Note	(3,071,556)	—
Proceeds from Line of Credit	950,000	484,333
Proceeds from Long-Term Debt	5,500,000	397,210
Principal Payments of Long-Term Debt and Capital Lease Obligations	(75,831)	(89,055)
Dividends Paid to Minority Interest Holders	(761,839)	(681,920)

CASH PROVIDED BY FINANCING ACTIVITIES	29,540,774	2,565,607

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(226,535)	743

NET INCREASE IN CASH	4,690,186	54,184
CASH — Beginning	1,211,124	322,024

CASH — Ending	$5,901,310	$376,208

ELANDIA INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2007 (Restated)	2006
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid During the Periods For:
Interest	$306,956	$186,686
Taxes	$190,423	$4,448
Acquisition of Operating Subsidiaries: Datec Group, Ltd.:
Cash Acquired in Acquisition	$—	$252,153
Accounts Receivable	—	7,416,900
Prepaid Expenses and Other Current Assets	—	1,164,786
Inventory	—	3,324,940
Current Liabilities	—	(12,628,687)
Taxes Payable	—	(1,752,278)
Long-Term Liabilities	—	(1,645,411)
Minority Interest	—	(805,937)
Goodwill Recognized in Business Acquisition	—	7,357,814
Intangible Assets Recognized with Business Acquisition	—	8,187,344
Other Assets	—	823,628
Property, Plant and Equipment	—	3,624,999

Total Non-Cash Consideration	$—	$15,320,251

Acquisition of Minority Interest in AST Telecom, LLC:
Wireless licenses	$—	$600,000
Customer lists	—	1,176,875
Contract rights	—	1,081,850
Goodwill	—	1,641,227
Other assets	—	1,041,656

Total non-cash consideration	$—	$5,541,608

Acquisition of Latin Node, Inc.:
Total Current Assets	$14,358,218	$—
Property and Equipment	4,161,935	—
Other Assets	1,469,329	—
Current Liabilities	(15,412,734)	—
Long-Term Liabilities	(773,858)	—
Portion of Purchase Price Charged upon Acquisition of Latin Node	20,626,802	—
Telecommunications Licenses and Agreements	3,286,000	—
Minority Interest Purchase Price Obligation	(896,857)	—
Non-Cash Consideration — Common Stock	(1,563,750)	—

Purchase Price of Acquisition, Including Transaction Expenses	25,255,085	—
Conversion of Notes Receivable	(24,538,408)	—

Cash Paid for Acquisition	$716,677	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of Equipment with Issuance of Note Payable	$28,401	$—
Fair Market Value of Warrants Granted in Connection with Convertible Promissory Notes and Long-Term Debt	$5,131,960	$—
Accrued Interest Income on Note Receivable — Latin Node	$607,462	$—
Accrued Interest Expense on Convertible Promissory Note — Related Party	$1,031,737	$—
Conversion of Note Receivable to Investment in Latin Node	$20,000,000	$—

The accompanying notes are an integral part of these consolidated condensed financial statements (unaudited).

ELANDIA INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2007

(UNAUDITED)

(RESTATED)

NOTE 1—Nature of Business

eLandia International Inc., formerly known as Elandia, Inc., (“eLandia,” “Company,” “we,” “us,” and/or “our”), through its subsidiaries, is a telecommunications service provider and an information solutions and services provider, offering a wide range of technology products, Internet access service, professional services and other solutions to American Samoa, Papua New Guinea, Fiji and other Pacific Island Nations, and Central and South America regions. The products and services we offer in each of the geographic areas we serve vary depending on the infrastructure, existing telecommunication systems and the needs of the region. Generally, however, our telecommunications operations include wholesale and retail long-distance service (including the use of Voice over Internet Protocol (“VoIP”) technology), wireless coverage and Internet access. Our software solutions include Microsoft products, database applications, accounting applications and other system applications. We also offer peripheral products including fax machines, copiers, telephones and general office equipment. Our hardware offerings include PBX hardware, servers, routers and switching systems. In addition, we offer professional services to assist our customers in implementing customized solutions to meet their business needs. These services include application development, systems integration, training and maintenance and support.

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

NOTE 3—Acquisition Contingency, Restatement of Previously Filed Financial Statements and Latin Node Management Restructuring

Subsequent to the filing of our unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2007 filed with the SEC on August 20, 2007, information was discovered that suggested possible misstatements in connection with the recording of the acquisition of Latin Node, Inc. and subsidiaries (“Latin Node”) on June 28, 2007.

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

The internal investigation has preliminarily revealed that certain payments from Latin Node may have been made in violation of the FCPA. Based on these preliminary results, Latin Node and/or eLandia may be subject to fines and penalties assessed by governmental authorities, and will incur substantial expenses associated with investigating the FCPA matter, responding to government inquiries and other matters arising from the acquisition of Latin Node. The adjustment to effect the restatement, which has been recorded effectively as of June 30, 2007, relates to the reallocation of the $26,818,835 purchase price along with the revaluation of certain warrants issued in connection with obtaining debt as part of the acquisition. We conducted a valuation of the acquired business of Latin Node, including the assets acquired and the liabilities assumed in order to evaluate whether the purchase price paid for Latin Node represented fair value. This valuation considered the alleged misrepresentations by the sellers about the FCPA matter, as well as the financial impact of the Latin Node management restructuring undertaken as a result of the investigation. We determined that the $26.8 million purchase price was approximately $20.6 million in excess of the fair value of the net assets acquired from Latin Node mostly due to the cost of the FCPA investigation, the resulting fines and penalties to which it may be subject, the termination of Latin Node’s senior management, and the resultant loss of business. Therefore, we allocated approximately $20.6 million of the purchase price as a direct charge to operations during the quarter ended June 30, 2007.

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

The effect of the restatement on our previously issued unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2007 is as follows:

	Restated Balance Sheet as of June 30, 2007
	As Reported	Adjustments	Restated
ASSETS
Total Current Assets	$29,306,238	2,095,600	$31,401,838
Telecommunications Licenses and Agreements	2,344,000	1,286,000	3,630,000
Deferred Financing Costs	3,656,255	149,052	3,805,307
Goodwill	35,431,661	(22,576,961)	12,854,700
Other Long-Term Assets	20,075,936		20,075,936

TOTAL ASSETS	$90,814,090	$(19,046,309)	$71,767,781

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total Current Liabilities	$32,633,880		$32,633,880

Warrant Liability	1,072,887	(832,441)	240,446
Minority Interest Purchase Price Obligation—Latin Node	4,003,824	(3,106,967)	896,857
Notes Payable, Net of Discount	4,429,100	981,493	5,410,593
Other Long-Term Liabilities	28,609,269		28,609,269

Total Long-Term Liabilities	38,115,080	(2,957,915)	35,157,165

Total Liabilities	70,748,960	(2,957,915)	67,791,045

Minority Interest	1,127,216		1,127,216

Accumulated Deficit	(25,378,936)	(20,626,802)	(46,005,738)
Other Stockholders’ Equity	44,316,850	4,538,408	48,855,258

Total Stockholders’ Equity	18,937,914	(16,088,394)	2,849,520

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$90,814,090	$(19,046,309)	$71,767,781

	Restated Statements of Operations
	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
Revenue	$15,240,632	—	$15,240,632	$28,842,297	—	$28,842,297

		—			—
Cost of Revenue	8,314,323	—	8,314,323	15,272,073	—	15,272,073
Operating Expenses	2,472,379	—	2,472,379	4,976,115	—	4,976,115
General and Administrative Expenses	4,083,681	—	4,083,681	7,782,841	—	7,782,841
Portion of Purchase Price Charged upon Acquisition of Latin Node	—	20,626,802	20,626,802	—	20,626,802	20,626,802
Depreciation and Amortization	707,058	—	707,058	1,360,307	—	1,360,307
Amortization of Intangible Assets	444,767	—	444,767	889,534	—	889,534

Total Costs and Expenses	16,022,208	20,626,802	36,649,010	30,280,870	20,626,802	50,907,672

Operating Loss	(781,576)	(20,626,802)	(21,408,378)	(1,438,573)	(20,626,802)	(22,065,375)
Other (Expense) Income	(1,174,596)	—	(1,174,596)	(264,380)		(264,380)

Net Loss from Continuing Operations	(1,956,172)	(20,626,802)	(22,582,974)	(1,702,953)	(20,626,802)	(22,329,755)
Income from Discontinued Operations	12,116	—	12,116	22,792	—	22,792

Net Loss	$(1,944,056)	$(20,626,802)	$(22,570,858)	$(1,680,161)	$(20,626,802)	$(22,306,963)

Net Loss per Share	$(0.15)		$(1.72)	$(0.13)		$(1.70)
Weighted Average Basic and Diluted Shares Outstanding	13,093,149		13,093,149	13,090,248		13,090,248

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

NOTE 4—Liquidity, Financial Condition and Management Plans

As of June 30, 2007, we had a working capital deficiency of $1,232,042 and for the six months ended June 30, 2007, we incurred a net loss of $22,306,963 which includes a portion of the purchase price charged upon acquisition of Latin Node totaling $20,626,802.

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

Effective June 28, 2007, we acquired 8 million shares of Series A 10% Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”), of Latin Node. The Series A Preferred Stock is convertible, in whole or in part and at a conversion price of $2.50 per share, into shares of common stock of Latin Node representing 80% of the issued and then outstanding shares of common stock of Latin Node. The purchase price for the Series A Preferred Stock was $26,818,835 which was paid as follows:

i)	$24.5 million for the cancellation of a note receivable from Latin Node,

ii)	$1,563,750 for the fair value of 375,000 shares of eLandia common stock (fair value of $4.17 per share), and

iii)	$716,677 of direct acquisition costs paid in cash.

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

NOTE 5 – Significant Accounting Policies

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

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” as revised (“FIN 46R”) the Company consolidates variable entities when it has voting interest less than 51% but is considered to be the beneficiary of the variable interest entity. Under FIN 46R, the primary beneficiary is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, direct or implied.

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

Loss Per Share

We present both basic and diluted loss from continuing and discontinued operations per share and net loss per share on the face of the unaudited interim consolidated condensed statement of operations. As provided by the Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share,” basic loss from continuing and discontinued operations and net loss per share is calculated as the loss attributable to common stockholders divided by the weighted average number of shares outstanding during the periods. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible preferred stock. As of June 30, 2007, we had 2,098,000 warrants excluded from the diluted computation since their effect would be anti-dilutive. In addition, our majority stockholder and Laurus have the option to convert their notes payable totaling $35.8 million into 7,160,000 common shares ($5.00 per share). These common share equivalents are excluded from the diluted computation since their effect would be anti-dilutive.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 – Fair Value Measurements (“SFAS No. 157”). SFAS 157 establishes a framework for measuring fair value under U.S. GAAP and will be applied to existing accounting and disclosure requirements in U.S. GAAP that are based on fair value. SFAS 157 does not require any new fair value measurements. SFAS 157 emphasizes a “market-based” as opposed to an “entity-specific” measurement perspective, establishes a hierarchy of fair value measurement methods and expands disclosure requirements about fair value measurements including methods and assumptions and the impact on earnings. We do not expect that the adoption of SFAS 157, which is to be adopted effective January 1, 2008 and applied prospectively, will have a material impact on our financial statements.

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

NOTE 6—Acquisitions

Latin Node, Inc. and Subsidiaries

On February 16, 2007, we entered into a Preferred Stock Purchase Agreement with Latin Node (the “Preferred Stock Purchase Agreement”), a wholly-owned subsidiary of Retail Americas VoIP, LLC (“Retail”), a Delaware limited liability company, pursuant to which we agreed to purchase 8,000,000 shares of Series A Preferred Stock of Latin Node for an aggregate price of $26,818,835 (including $600,000 paid to SGC as an advisory fee and $116,677 of other capitalized acquisition costs). The Latin Node Series A Preferred Stock is convertible into Latin Node common shares, in whole or in part, at a conversion price of $2.50 per share which represents 80% of the issued and outstanding shares of common stock of Latin Node.

Concurrent with entering into the Preferred Stock Purchase Agreement, we entered into a credit agreement with Latin Node pursuant to which we extended $20 million of financing to Latin Node under a secured promissory note with interest at an annual rate of 10% that was to mature on or before the earlier of the fourth anniversary of the execution date of the note, or on demand subject to certain conditions described in the Preferred Stock Purchase Agreement.

The purchase price consideration issued in exchange for the Latin Node Series A Preferred Stock amounted to $26,818,835, and includes (i) $24.5 million for the cancellation of the Latin Node Note Receivable (ii) $1,563,750 for the fair value of 375,000 shares of eLandia common stock (fair value of $4.17 per share), plus (iii) $716,677 of direct acquisition costs paid in cash.

Latin Node provided advanced telecommunications services to customers located in or communicating with South and Central America and, in some cases, Europe, using voice over Internet protocol, or VoIP, technology. The acquisition, which was subject to certain regulatory approvals (specifically approval by the FCC) was completed on June 28, 2007. As described in Note 3, subsequent to the completion of this acquisition, we identified certain matters during our investigation of the FCPA matter that resulted in changes to the valuation of the acquired business and the purchase price allocation that we recorded as of June 28, 2007, the effective date of the acquisition.

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

We believe that the alleged misrepresentations we identified during the course of our investigation of the FCPA Matter have nullified Retail’s put right, which was exercisable two years from the date of the acquisition. In addition, the shares underlying such put rights, if exercised would have been held in an escrow account for a period of up to one year following the date of exercise or upon the expiration of Retail’s warranty period. We have retained the right to obligate Retail to exchange all of its Latin Node common stock under the call right provided for in the stockholders agreement.

As part of the acquisition, we recorded a long-term minority interest purchase obligation representing the present value of our estimated future cost of acquiring the remaining 20% of the issued and outstanding shares of common stock of Latin Node in June of 2009. We determined that the fair value of the long-term minority interest purchase obligation amounted to $896,857 as of June 30, 2007.

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

The acquisition of Latin Node was accounted for under the purchase method of accounting. Accordingly, the consolidated financial statements include the results of operations of Latin Node beginning on June 29, 2007 through June 30, 2007.

The following is the pro-forma unaudited consolidated condensed statement of operations giving effect to the Latin Node acquisition as though the transaction had occurred on the first day of the respective periods. The pro-forma results for the three and six months ended June 30, 2007 and 2006 are not necessarily indicative of the results that would have occurred had the acquisitions been completed on the first day of the respective periods.

	Pro-Forma Results of Operations for the
	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Revenue	$50,910,020	$50,276,852	$96,075,656	$101,265,357
Cost of revenue	42,725,039	42,699,820	80,560,723	84,010,352
Operating expenses	2,654,285	2,910,437	5,684,230	5,868,777
General and administrative	7,464,618	4,455,891	13,646,058	9,331,435
Portion of purchase price charged upon acquisition of Latin Node	20,626,802	—	20,626,802	—
Depreciation and amortization	1,198,403	1,779,770	2,619,137	3,368,145

Loss from continuing operations	(23,759,127)	(1,569,066)	(27,061,294)	(1,313,352)
Other expenses	(1,404,173)	(1,092,968)	(1,083,496)	(2,482,064)

Net loss from continuing operations	$(25,163,300)	$(2,662,034)	$(28,144,790)	$(3,795,416)

Loss from continuing operations per share	$(1.17)	$(0.12)	$(1.31)	$(0.18)

Weighted average shares outstanding	21,459,907	21,427,401	21,461,104	21,419,402

NOTE 7—Indebtedness

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

In connection with the Security Agreement, Laurus was granted 533,158 warrants to purchase shares of common stock of Latin Node in an amount equal to 5.0% of Latin Node’s outstanding stock on a fully diluted basis. The warrants have a nominal exercise price. We valued the warrants issued to Laurus using the Black-Scholes pricing model thereby allocating a portion of the proceeds from the Secured Note to the warrants using the relative fair value of the debt and warrants to the actual proceeds from the Secured Note. The relative fair value of the warrant was $240,446 which we recorded as a deferred financing cost and a corresponding long-term warrant payable liability. This amount will be accreted to interest expense over the life of the Secured Note. During the three months ended June 30, 2007, $1,987 of the deferred financing cost was accreted into interest expense. As of June 30, 2007, the carrying value of the Secured Note with a face value of $5,500,000 was $5,261,541.

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

Pursuant to the terms of a Shareholders’ Agreement between eLandia, Latin Node and Retail, Retail has the right to obligate eLandia to issue certain shares of common stock of eLandia to Retail in exchange for all (but not less than all) of the 2,000,000 shares of common stock of Latin Node held by Retail. If Retail exercises this right, Laurus may, but is not required to, require that eLandia issue shares of common stock of eLandia in exchange for those shares of common stock of Latin Node underlying Laurus’ warrant. The number of eLandia common shares to be issued to Retail and Laurus upon the exercise of the put right described above will be determined based on an independent appraisal of the value of Latin Node. In addition to the put right, eLandia has the right to obligate Retail to exchange all of the 2,000,000 shares of common stock of Latin Node held by Retail for shares of eLandia common stock. If eLandia exercises this call right, Laurus may, but is not required to, require that eLandia issue shares of common stock of eLandia in exchange for those shares of common stock of Latin Node underlying the warrant. As a result of the put right and the call right, we have a long-term minority interest purchase price obligation in the amount of $896,857on our unaudited interim consolidated condensed balance sheet at June 30, 2007. This amount represents the present value of our estimated future cost of acquiring the remaining 20% of the issued and outstanding shares of common stock of Latin Node in June of 2009.

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

Summary of Outstanding Debt Obligations

The following table summarizes all of our outstanding debt obligations at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Network Services Limited is obligated under a capital lease obligation with monthly installments including interest of $390 at a rate of 10% which was paid in June 2007	$—	$1,895

Datec Samoa Limited is obligated under various capital lease agreements with monthly installments of $1,868 including interest at 14.50% per annum. The final payments are due on various dates through October 2008	18,969	34,127

Datec Fiji Limited is obligated under various capital lease agreements with monthly installments of $9,973 including interest ranging from 8% to 10% per annum. The final payments are due on various dates through February 2010	81,906	137,128

Datec Vanuatu is obligated under a loan agreement with monthly installments of $967 including interest at 13.50% per annum. The final payments are due during the first quarter of 2010	26,098	—

Pursuant to a Note Purchase Agreement, we secured a loan from an affiliate of our majority stockholder in the amount of $2,300,000 (increased to $3,300,000 on July 24, 2006). Interest payments are due and payable on a quarterly basis commencing on April 1, 2006. The loan bears interest at a rate of 8% and is payable on December 31, 2007 or upon the occurrence of an equity or debt financing in excess of $8,000,000. Such note was refinanced pursuant to the $25,300,000 Convertible Promissory Note discussed below	—	3,300,000

AST is obligated under a Loan Agreement with ANZ Finance American Samoa, Inc. and ANZ America Samoa Bank (collectively, “ANZ”), for $5,800,000. Of this amount, $800,000 is in the form of a term loan and $5,000,000 is in the form of a revolving loan. The term loan bears interest at the rate of 1.25% above the Prime Rate, or the base rate on corporate loans posted by at least 75% of the United States’ 30 largest banks, commonly known as the U.S. Prime Rate of Interest as published from time to time in the Wall Street Journal. The revolving loan bears interest at the rate of 1.0% above the Prime Rate and is subject to certain financial covenants. Payments of principal and interest under the term loan in the amount of $10,940 are due on the first day of each month. The revolving loan is due on October 30, 2007 and the term loan is due on October 30, 2015. AST has pledged all of its assets to secure this obligation. The proceeds from the ANZ loan were used to repay the amounts due under AST’s previously outstanding line of credit with the Bank of Hawaii and for working capital. As of December 31, 2006, we were not in compliance with such covenants, however, a waiver was granted by ANZ on April 17, 2007. The consummation of the Laurus funding and, in particular, the guaranty by eLandia of the Latin Node obligations gave rise to an event of default with ANZ as of June 30, 2007. ANZ has verbally consented to the Laurus transaction and has waived any event of default under the Loan Agreement. Management is currently in the process of obtaining written confirmation of this consent and waiver. Since a formal written waiver of this event of default has not been received, $700,892 due to ANZ at June 30, 2007 has been reclassified as a current liability on our unaudited interim consolidated condensed balance sheet	5,760,762	4,840,416

Pursuant to a Convertible Note Purchase Agreement, on February 16, 2007 we issued a convertible promissory note with a face value of $25.3 million to an affiliate of our majority stockholder. The note has a 4 year term with all principal being due and payable at maturity. Interest accrues at an annual rate of 10% and is payable on the 24 month anniversary of the note and then quarterly thereafter	25,300,000	—

Pursuant to a Convertible Note Purchase Agreement, on June 25, 2007 we issued a convertible promissory note with a face value of $5.0 million to an affiliate of our majority stockholder. The note has a 4 year term with all principal being due and payable at maturity. Interest accrues at an annual rate of 10% and is payable on the 24 month anniversary of the note and then quarterly thereafter	5,000,000	—

	June 30, 2007	December 31, 2006
On June 29, 2007, our 80% owned subsidiary, Latin Node consummated a $13.0 million debt financing transaction with Laurus. Laurus extended financing to Latin Node in the form of a $7.5 million Facility based on accounts receivable. The Facility has a three year term and accrues interest at a rate equal to the Wall Street Journal Prime rate plus 2.5% per annum, subject to a floor of 10.0%. Latin Node has not borrowed any of the $7.5 million available under the Facility as of June 30, 2007. In addition, Laurus extended financing to Latin Node in the form of a $5.5 million Secured Note secured by a first lien on all assets of Latin Node. The Secured Note has a three year term and accrues interest at a rate equal to the Wall Street Journal Prime rate plus 3.5% per annum, subject to a floor of 11.0%. Principal payments of $229,167 are due in 24 equal monthly installments beginning June 29, 2008 and continuing through July 29, 2010	5,500,000	—

Latin Node is obligated under various capital lease agreements with monthly installments of up to $12,091 ($53,105 in the aggregate) including interest at rates ranging from 5.169% to 16.695% per annum. The final payments are due on various dates through June 2010	1,348,707	—

Latin Node is obligated under a note payable to Dimension Data, collateralized by equipment, payable in monthly installments of $1,746, including 12% interest. The note matures on September 15, 2008	27,680	—

Latin Node is obligated under a note payable to Cisco Systems Capital Corporation, collateralized by equipment, payable in monthly installments of $25,000 plus interest at the prime rate plus 2%. The note matures on July 17, 2007 and is personally guaranteed by the President of Latin Node	50,000	—

Sub-Total	43,114,122	8,313,566
Unamortized discounts on notes payable	4,083,698	—

Total notes payable and capital lease obligations, net of unamortized discounts	39,030,424	8,313,566
Less: current portion of long-term debt and capital lease obligations	6,495,072	4,246,019

Long-Term Debt and Capital Lease Obligations	$32,535,352	$4,067,547

Maturities of notes payable and capital lease obligations are as follows:

For the Years Ending December 31,	Unrelated Party	Related Party	Total
2007	$6,256,682	$—	$6,256,682
2008	1,978,802	—	1,978,802
2009	3,097,505	—	3,097,505
2010	1,481,133	—	1,481,133
2011		30,300,000	30,300,000
Thereafter	—	—	—

Total	$12,814,122	$30,300,000	$43,114,122

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

NOTE 11—Segment Information

We operate and manage our operations based on the following segments:

•	Papua New Guinea;

•	Fiji and other Pacific Island nations;

•	The Samoas;

•	Central and South America; and

•	North America, including the Caribbean.

Below is a summary of the results by segment for the three months ended June 30, 2007:

	Papua New Guinea	Fiji and Other Pacific Island Nations	Samoas	Central and South America**	North America *	Total
Revenues	$9,230,490	$2,616,251	$2,663,842	$730,049	$—	$15,240,632
Minority interest in net income of subsidiaries	(300,707)	—	—	—	—	(300,707)
Net income (loss)	168,176	(383,512)	238,842	(8,746)	(22,585,618)	(22,570,858)
Depreciation and amortization	335,869	97,207	270,510	1,099	2,373	707,058
Amortization of intangible assets	258,420	79,333	107,014	—	—	444,767
Net interest expense	(54,320)	(57,995)	(66,641)	(3,246)	(475,395)	(657,597)
Identifiable assets	22,884,404	7,071,731	11,185,870	24,935,785	5,689,991	71,767,781

Below is a summary of the results by segment for the six months ended June 30, 2007:

	Papua New Guinea	Fiji and Other Pacific Island Nations	Samoas	Central and South America**	North America *	Total
Revenues	$17,211,383	$5,293,341	$5,607,524	$730,049	$—	$28,842,297
Minority interest in net income of subsidiaries	(514,895)	—	—	—	—	(514,895)
Net income (loss)	123,946	(418,939)	627,324	(8,746)	(22,630,548)	(22,306,963)
Depreciation and amortization	631,196	183,425	535,638	1,099	8,949	1,360,307
Amortization of intangible assets	516,840	158,666	214,028	—	—	889,534
Net interest expense	(55,903)	(140,967)	(146,924)	(3,246)	(937,144)	(1,284,184)
Identifiable assets	22,884,404	7,071,731	11,185,870	24,935,785	5,689,991	71,767,781

*	Includes a charge upon acquisition of Latin Node of $20,626,802 during the three and six months ended June 30, 2007 and a gain on sale of a telecommunications license held for sale of $1,842,875 during the six months ended June 30, 2007.
**	Represents results of operations for the two days from June 29, 2007 to June 30, 2007.

Below is a summary of the results by segment for the three months ended June 30, 2006:

	Papua New Guinea	Fiji and Other Pacific Island Nations	Samoas	North America	Total
Revenues	$7,840,350	$2,453,056	$1,937,214	$—	$12,230,620
Minority interest in net income of subsidiaries	328,407	—	—	—	328,407
Net income (loss)	32,426	(423,865)	(319,648)	(940,689)	(1,651,776)
Depreciation and amortization	268,784	86,544	240,666	11,780	607,674
Amortization of intangible assets	297,769	216,548	105,426	—	619,743
Net interest expense	1,712	(52,730)	(60,649)	(38,775)	(150,442)
Identifiable assets	18,291,992	11,412,052	10,943,517	2,610,177	43,257,738

Below is a summary of the results by segment for the six months ended June 30, 2006:

	***Papua New Guinea	***Fiji and Other Pacific Island Nations	Samoas	North America	Total
Revenues	$12,364,088	$4,088,072	$3,882,668	$—	$20,334,828
Minority interest in net income of subsidiaries	552,208	—	—	—	552,208
Net income (loss)	56,057	(777,363)	(361,930)	(1,826,836)	(2,910,072)
Depreciation and amortization	439,294	142,142	477,932	21,189	1,080,557
Amortization of intangible assets	496,283	360,913	175,708	—	1,032,904
Net interest expense	1,369	(83,924)	(108,503)	(180,269)	(371,327)
Identifiable assets	18,291,992	11,412,052	10,943,517	2,610,177	43,257,738

***	Represents results of operations from February 1, 2006 to June 30, 2006.

NOTE 12—Subsequent Events

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

Items Amended by this Form 10-Q/A

This Amendment No. 1 (“Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 as originally filed with the U. S. Securities and Exchange Commission (“SEC”) on August 20, 2007 (the “Original Form 10-Q”) amends certain sections of the Original Form 10-Q to reflect the restatement of our unaudited interim consolidated condensed financial statements (and related disclosures) as of June 30, 2007 and for the three and six months ended June 30, 2007 as described below. With this Form 10-Q/A, we are amending:

•	Part I, Item 1 “Unaudited Financial Statements;”

•	Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

This Form 10-Q/A also amends Part II, Item 6 “Exhibits,” and includes updated certifications from our Chief Executive Officer and Chief Financial Officer required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

This Form 10-Q/A makes only the changes described above and does not modify or update such items in any other respect, or any other items or disclosures presented in the Original Form 10-Q. Further, this Form 10-Q/A does not reflect any other events occurring after August 20, 2007, the date we filed the Original Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC since the filing date of the Original Form 10-Q, including our Current Reports on Form 8-K and the Annual Report on Form 10-K for the year ended December 31, 2007.

Restatement of Prior Period Financial Statements

With the filing of this Form 10-Q/A, we are filing amendments to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, as originally filed with the SEC, to restate our unaudited interim consolidated condensed financial statements. In addition, we intend to file an amended Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2007. For this reason, the unaudited interim consolidated condensed financial statements and related financial information contained in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 should no longer be relied upon.

Background of the Restatement

Subsequent to the filing of our unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2007 filed with the SEC on August 20, 2007, information was discovered that suggested possible misstatements in connection with the recording of the acquisition of Latin Node, Inc. and Subsidiaries (“Latin Node”) on June 28, 2007.

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

The internal investigation has preliminarily revealed that certain payments from Latin Node may have been made in violation of the FCPA. Based on these preliminary results, Latin Node and/or eLandia may be subject to fines and penalties assessed by governmental authorities, and will incur substantial expenses associated with investigating the FCPA matter, responding to government inquiries and other matters arising from the acquisition of Latin Node. The adjustment to effect the restatement, which has been recorded effectively as of June 30, 2007, relates to the reallocation of the $26,818,835 purchase price along with the revaluation of certain warrants issued in connection with obtaining debt as part of the acquisition. We conducted a valuation of the acquired business of Latin Node, including the assets acquired and the liabilities assumed in order to evaluate whether the purchase price paid for Latin Node represented fair value. This valuation considered the alleged misrepresentations by the sellers about the FCPA matter, as well as the financial impact of the Latin Node management restructuring undertaken as a result of the investigation. We determined that the $26.8 million purchase price was approximately $20.6 million in excess of the fair value of the net assets acquired from Latin Node mostly due to the cost of the FCPA investigation, the resulting fines and penalties to which it may be subject, the termination of Latin Node’s senior management, and the resultant loss of business. Therefore, we allocated approximately $20.6 million of the purchase price as a direct charge to operations during the quarter ended June 30, 2007.

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

Summary of the Effects of the Restatement

The effect of the restatement on our previously issued unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2007 is as follows:

	Restated Balance Sheet as of June 30, 2007
	As Reported	Adjustments	Restated
ASSETS
Total Current Assets	$29,306,238	2,095,600	$31,401,838
Telecommunications Licenses and Agreements	2,344,000	1,286,000	3,630,000
Deferred Financing Costs	3,656,255	149,052	3,805,307
Goodwill	35,431,661	(22,576,961)	12,854,700
Other Long-Term Assets	20,075,936		20,075,936

TOTAL ASSETS	$90,814,090	$(19,046,309)	$71,767,781

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total Current Liabilities	$32,633,880		$32,633,880

Warrant Liability	1,072,887	(832,441)	240,446
Minority Interest Purchase Price Obligation—Latin Node	4,003,824	(3,106,967)	896,857
Notes Payable, Net of Discount	4,429,100	981,493	5,410,593
Other Long-Term Liabilities	28,609,269		28,609,269

Total Long-Term Liabilities	38,115,080	(2,957,915)	35,157,165

Total Liabilities	70,748,960	(2,957,915)	67,791,045

Minority Interest	1,127,216		1,127,216

Accumulated Deficit	(25,378,936)	(20,626,802)	(46,005,738)
Other Stockholders’ Equity	44,316,850	4,538,408	48,855,258

Total Stockholders’ Equity	18,937,914	(16,088,394)	2,849,520

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$90,814,090	$(19,046,309)	$71,767,781

	Restated Statements of Operations
	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
Revenue	$15,240,632	—	$15,240,632	$28,842,297	—	$28,842,297

		—			—
Cost of Revenue	8,314,323	—	8,314,323	15,272,073	—	15,272,073
Operating Expenses	2,472,379	—	2,472,379	4,976,115	—	4,976,115
General and Administrative Expenses	4,083,681	—	4,083,681	7,782,841	—	7,782,841
Portion of Purchase Price Charged upon Acquisition of Latin Node	—	20,626,802	20,626,802	—	20,626,802	20,626,802
Depreciation and Amortization	707,058	—	707,058	1,360,307	—	1,360,307
Amortization of Intangible Assets	444,767	—	444,767	889,534	—	889,534

Total Costs and Expenses	16,022,208	20,626,802	36,649,010	30,280,870	20,626,802	50,907,672

Operating Loss	(781,576)	(20,626,802)	(21,408,378)	(1,438,573)	(20,626,802)	(22,065,375)
Other (Expense) Income	(1,174,596)	—	(1,174,596)	(264,380)		(264,380)

Net Loss from Continuing Operations	(1,956,172)	(20,626,802)	(22,582,974)	(1,702,953)	(20,626,802)	(22,329,755)
Income from Discontinued Operations	12,116	—	12,116	22,792	—	22,792

Net Loss	$(1,944,056)	$(20,626,802)	$(22,570,858)	$(1,680,161)	$(20,626,802)	$(22,306,963)

Net Loss per Share	$(0.15)		$(1.72)	$(0.13)		$(1.70)
Weighted Average Basic and Diluted Shares Outstanding	13,093,149		13,093,149	13,090,248		13,090,248

Vendor Dispute

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

Introduction

On January 31, 2006, we consummated a merger with AST Telecom, LLC (“AST”), pursuant to which we acquired AST, a provider of wireless telephone services in American Samoa via its wireless network, operating under the brand name Blue Sky Communications. This acquisition was accounted for as a common control merger (similar to a pooling) for the majority membership interested owned by Stanford Venture Capital Holdings (“SVCH”), our major stockholder. The remaining 35% interest, acquired on January 31, 2006, is accounted for using the purchase method of accounting. Accordingly, the financial information contained within this report and the discussion below both include the operations of AST from the beginning of each respective reporting period.

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

Effective June 28, 2007, we acquired 8 million shares of Series A 10% Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”), of Latin Node. The Series A Preferred Stock is convertible, in whole or in part and at a conversion price of $2.50 per share, into shares of common stock of Latin Node representing 80% of the issued and then outstanding shares of common stock of Latin Node. The purchase price for the Series A Preferred Stock was $26,818,835 which was paid as follows:

i)	$24.5 million for the cancellation of a note receivable from Latin Node,

ii)	$1,563,750 for the fair value of 375,000 shares of eLandia common stock (fair value of $4.17 per share), and

iii)	$716,677 of direct acquisition costs paid in cash.

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

Making estimates about revenue recognition and cost estimates on our production contracts requires management to make significant judgment. It is at least reasonably possible that the estimate of the effect on the financial statement of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results regarding estimates of our revenue and cost associated with long-term contracts could differ materially from our estimates.

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

	Three Months Ended June 30,
	2007		2006
	Dollars	% of Revenue	Dollars	% of Revenue
Revenue	$9,230,490	100.0%	$7,840,350	100.0%
Cost of Revenue	5,199,487	56.3	4,500,500	57.4
Expenses	3,049,008	33.0	2,626,509	33.5
Amortization of Intangibles	258,420	2.8	297,710	3.8

Operating Income	723,575	7.9	415,631	5.3
Other Income	85,794	0.9	199,171	2.5

Income Before Income Tax	809,369	8.8	614,802	7.8
Income Tax Expense	(340,484)	(3.7)	(253,969)	(3.2)
Minority Interest	(300,707)	(3.3)	(328,407)	(4.2)

Net Income	$168,178	1.8%	$32,426	0.4%

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

Depreciation increased as a result of an increase in automated teller machines purchased in March and April of 2007, the procurement of network facilities for a major customer in March and the introduction of new technology to the ISP in April and June of 2007, additional deployment of network facilities for a major customer and upgrade to the ISP infrastructure. Amortization decreased as a result of the fourth quarter 2006 revaluation of the intangible assets acquired in connection with the purchases of AST and Datec in the first quarter of 2006.

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

	Six Months Ended June 30,
	2007		2006
	Dollars	% of Revenue	Dollars	% of Revenue
Revenue	$17,211,383	100.0%	$14,038,267	100.0%
Cost of Revenue	9,979,188	58.0	7,768,527	55.3
Expenses	5,798,810	33.7	5,015,476	35.7
Amortization of Intangibles	516,840	3.0	496,283	3.5

Operating Income	916,545	5.3	757,981	5.5
Other Income	218,791	1.3	409,688	2.9

Income Before Income Tax	1,135,336	6.6	1,167,669	8.4
Income Tax Expense	(496,495)	(2.9)	(460,576)	(3.3)
Minority Interest	(514,895)	(3.0)	(601,623)	(4.3)

Net Income	$123,946	0.7%	$105,470	0.8%

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

Depreciation increased as a result of an increase in ATM’s purchased in March and April, the procurement of network facilities for a major customer in March and the introduction of new technology to the ISP in April and June of 2007. Amortization increased as a result of the fourth quarter 2006 revaluation of the intangible assets acquired in connection with the purchases of AST and Datec in the first quarter of 2006.

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

Management has implemented several changes in the Fijian operations that have resulted in higher productivity. Gains in Fiji began to materialize during the second quarter as a result of our efforts; however, these gains were offset by a decrease in revenue generated from a software development company customer in New Zealand.

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

Depreciation expense increased as a result of equipment purchased connected to the operational changes recently implemented by management. Amortization decreased as a result of the fourth quarter 2006 revaluation of the intangible assets acquired in connection with the purchases of AST and Datec in the first quarter of 2006.

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

Depreciation increased as a result of a motor vehicle replacement plan which will continue into the third quarter of 2007. Amortization decreased as a result of the fourth quarter 2006 revaluation of the intangible assets acquired in connection with the purchases of AST and Datec in the first quarter of 2006.

The net loss of $418,938 for the six months ended June 30, 2007 is significantly better than the net loss experienced for the same period last year. Higher operating expenses incurred in connection with the strategic shift to the provision of IT solutions were offset by higher overall gross margins and the reduction or elimination of certain minor general and administrative expenses. Management is currently implementing a number of strategic changes to the premises and operational structure of the Samoa, Vanuatu and Solomon Islands operations in an effort to improve the fiscal performance and general profile of these business units. The benefits of these changes will start to be seen in the last quarter of 2007.

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

Stable revenue, although down in the second quarter of 2007 compared to the second quarter of 2006, is higher for the six months ended June 30, 2007 compared to the same period last year. This is consistent with the strategic adjustment toward the provision of IT solutions and the higher revenues experienced in that division during the six months ended June 30, 2007 compared to the same period last year. Revenue from IT solutions provided 51.7% of the toil revenue for the six months ended June 30, 2007 compared with 46.2% for the same period last year.

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

Depreciation expense increased between the two periods as a result of the completion of projects during the quarter that were previously in construction. Amortization increased as a result of the fourth quarter 2006 revaluation of the intangible assets acquired in connection with the purchases of AST and Datec in the first quarter of 2006.

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

	Six Months Ended June 30,
	2007	2006	Change $	Change %
Costs and Expenses:
Cost of revenue — wireless	$1,565,012	$1,464,480	$100,532	6.9%
Cost of revenue — equipment sales and service	856,003	406,963	449,040	110.3%
Operating expenses	605,206	626,954	(21,748)	(3.5)%
General and administrative	1,082,717	984,060	98,657	10.0%
Depreciation	535,638	477,931	57,707	12.7%
Amortization — intangible assets	214,028	175,709	38,319	21.8%

Total	$4,858,604	$4,136,097	$722,507	17.5%

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

Depreciation expense increased as a result of upgrades, additions and expansion of our network. Amortization increased as a result of the fourth quarter 2006 revaluation of the intangible assets acquired in connection with the purchases of AST and Datec in the first quarter of 2006.

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

For the three and six months ended June 30, 2007, MOU’s increased by 608,696 or 6.4% and 903,724 or 4.6%, respectively from the three and six months ended June 30, 2006. We attribute this to an increase in the number of subscribers as well as the decrease in local and international rates, resulting in an increase in volume of calls and minutes. We expect that this trend will continue to increase as we work toward achieving more effective pricing for our local and long distance services.

For the three and six months ended June 30, 2007, churn decreased by 4.9% and 1.3%, respectively from the three and six months ended June 30, 2006. We attribute this decrease in churn, to our continued efforts in promoting and rewarding customer loyalty by increasing customer contact and offering various customer incentives.

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

Results of Operations—Central and South America

Our Central and South America segment includes all of the operations of Latin Node, in which we acquired an 80% interest on June 28, 2007. Latin Node is a provider of advanced telecommunications services to customers located in or communicating with Central and South America using voice over Internet protocol, or VoIP, technology. On February 16, 2007, we entered into a Preferred Stock Purchase Agreement with Latin Node, a wholly-owned subsidiary of Retail Americas VoIP, LLC, a Delaware limited liability company, pursuant to which we agreed to purchase 8,000,000 shares of Series A Preferred Stock of Latin Node for an aggregate price of $26,818,835. The Series A Preferred Stock shall be convertible into Latin Node common shares, in whole or in part at a conversion price of $2.50 per share which will ultimately represent 80% of the issued and outstanding shares of common stock of Latin Node. As holders of Series A Preferred Stock, we are entitled to elect two out of three directors of Latin Node.

Effective June 28, 2007, we acquired 8 million shares of Series A 10% Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”), of Latin Node. The Series A Preferred Stock is convertible, in whole or in part and at a conversion price of $2.50 per share, into shares of common stock of Latin Node representing 80% of the issued and then outstanding shares of common stock of Latin Node. The purchase price for the Series A Preferred Stock was $26,818,835 which was paid as follows:

i)	$24.5 million for the cancellation of a note receivable from Latin Node,

ii)	$1,563,750 for the fair value of 375,000 shares of eLandia common stock (fair value of $4.17 per share), and

iii)	$716,677 of direct acquisition costs paid in cash.

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

Latin Node generates wholesale revenue from customers by providing voice termination services worldwide to other telecommunication companies through a high capacity IP network. In the wholesale business, the customers are originating carriers who interconnect to Latin Node’s network via VoIP or legacy Time Division Multiplexing (“TDM”) connections. Approximately 92% to 97% of Latin Node’s revenues during a given period are generated from wholesale customers. Latin Node generates retail revenue by offering corporate and residential customers a wide variety of services including broadband telephony, prepaid long distance calling cards, corporate telephony, and PinLess prepaid long distance. Approximately 3% to 8% of Latin Node’s revenues during a given period are generated from retail customers. During the three and six months ended June 30, 2007, Latin Node generated $36,399,437 and $67,963,408 in revenue, respectively.

Latin Node’s cost of revenue represents costs to other wholesale telecommunications companies for termination of calls on their network and/or costs to foreign local telecommunications companies for termination of calls in that country. Total cost of revenue for the three and six months ended June 30, 2007 amounted to $35,012,867 and $65,890,801, respectively, yielding a gross margin of $1,386,570, or 3.8% and $2,072,607 or 3.1%, respectively.

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

Latin Node had operating losses of $2,589,070 and $5,823,781 for the three and six months ended June 30, 2007, respectively.

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

	Three Months Ended June 30,
	2007	2006	Change $	Change %
Revenue	$—	$—	$—	—
Charge upon acquisition of Latin Node	20,626,802	—	(20,626,802)	100.0%
Costs and expenses	1,495,536	917,462	(578,074)	(63.0)%

Operating loss	(22,122,338)	(917,462)	(21,204,876)	(2,311.3)%
Gain on sale of wireless license	—	—	—	—
Interest, financing costs and other expenses, net of interest income	(475,395)	(38,777)	(436,618)	(1,123.4)%

Loss from continuing operations	(22,597,733)	(956,239)	(21,641,494)	(2,263.2)%
Income tax expense	—	—	—	—

Income (loss) from discontinued operations	12,116	15,550	(3,434)	(22.1)%

Net Loss	$(22,585,617)	$(940,689)	$(21,644,928)	(2,301.0)%

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

The internal investigation has preliminarily revealed that certain payments from Latin Node may have been made in violation of the FCPA. Based on these preliminary results, Latin Node and/or eLandia may be subject to fines and penalties assessed by governmental authorities, and will incur substantial expenses associated with investigating the FCPA matter, responding to government inquiries and other matters arising from the acquisition of Latin Node. We conducted a valuation of the acquired business of Latin Node, including the assets acquired and the liabilities assumed in order to evaluate whether the purchase price paid for Latin Node represented fair value. This valuation considered the alleged misrepresentations by the sellers about the FCPA matter, as well as the financial impact of the Latin Node management restructuring undertaken as a result of the investigation. We determined that the $26.8 million purchase price was approximately $20.6 million in excess of the fair value of the net assets acquired from Latin Node mostly due to the cost of the FCPA investigation, the resulting fines and penalties to which it may be subject, the termination of Latin Node’s senior management, and the resultant loss of business. Therefore, we allocated approximately $20.6 million of the purchase price as a direct charge to operations during the quarter ended June 30, 2007.

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

	Six Months Ended June 30,
	2007	2006	Change $	Change %
Revenue	$—	$—	$—
Charge upon acquisition of Latin Node	20,626,802	—	(20,626,802)	(100.0)%
Costs and expenses	2,816,900	1,639,716	(1,177,184)	(71.8)%

Operating loss	(23,443,702)	(1,639,716)	(21,803,986)	(1,329.7)%
Gain on sale of wireless license	1,842,875	—	1,842,875	100.0%

Interest, financing costs and other expenses, net of interest income	(964,056)	(180,271)	(783,785)	(434.8)%

Loss from continuing operations	(22,564,883)	(1,819,987)	(20,744,896)	(1,139.8)%

Income tax expense	(88,458)	—	(88,458)	(100.0)%
Income (loss) from discontinued operations	22,793	(6,846)	29,639	432.9%

Net loss	$(22,630,548)	$(1,826,833)	$(20,803,715)	(1,138.8)%

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

The internal investigation has preliminarily revealed that certain payments from Latin Node may have been made in violation of the FCPA. Based on these preliminary results, Latin Node and/or eLandia may be subject to fines and penalties assessed by governmental authorities, and will incur substantial expenses associated with investigating the FCPA matter, responding to government inquiries and other matters arising from the acquisition of Latin Node. We conducted a valuation of the acquired business of Latin Node, including the assets acquired and the liabilities assumed in order to evaluate whether the purchase price paid for Latin Node represented fair value. This valuation considered the alleged misrepresentations by the sellers about the FCPA matter, as well as the financial impact of the Latin Node management restructuring undertaken as a result of the investigation. We determined that the $26.8 million purchase price was approximately $20.6 million in excess of the fair value of the net assets acquired from Latin Node mostly due to the cost of the FCPA investigation, the resulting fines and penalties to which it may be subject, the termination of Latin Node’s senior management, and the resultant loss of business. Therefore, we allocated approximately $20.6 million of the purchase price as a direct charge to operations during the quarter ended June 30, 2007.

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

Effective June 28, 2007, we acquired 8 million shares of Series A 10% Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”), of Latin Node. The Series A Preferred Stock is convertible, in whole or in part and at a conversion price of $2.50 per share, into shares of common stock of Latin Node representing 80% of the issued and then outstanding shares of common stock of Latin Node. The purchase price for the Series A Preferred Stock was $26,818,835 which was paid as follows:

i)	$24.5 million for the cancellation of a note receivable from Latin Node,

ii)	$1,563,750 for the fair value of 375,000 shares of eLandia common stock (fair value of $4.17 per share), and

iii)	$716,677 of direct acquisition costs paid in cash.

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

As of June 30, 2007, we had a working capital deficiency of $1,232,042 and for the six months ended June 30, 2007, we incurred a net loss of $22,306,963, including $20,626,802 representing a charge upon the acquisition of Latin Node and the effect of a gain amounting to $1,842,875 from the sale of one of our telecommunications licenses. Our operating loss for the three and six months ended June 30, 2007 was $21,408,378 and $22,065,375, respectively.

The additional financing from our major stockholder and the new funding facility with Laurus provided us the needed capital to acquire Latin Node, to fund Latin Node’s initial working capital requirements and to fund our own immediate working capital requirements. However, we have charged a significant amount to operations already as a result of the investigation of the FCPA Matter and the related restructuring and we may incur additional costs associated with the acquisition of Latin Node. We have only recently stabilized our operations in Samoa and will continue to face challenges in Fiji and other Pacific Island Nations. Latin Node is currently not profitable and we do not yet have an estimate as to when Latin Node will be able to achieve profitability, if at all. These factors will continue to present challenges to our liquidity and financial management.

Management believes that the plans and actions put in place during 2006 to reduce expenses in Fiji and the other Pacific Island Nations, along with the anticipated continuation of payments from the Universal Service Fund associated with our wireless telecommunications services in American Samoa, the anticipated cash flow from operations in Papua New Guinea, the additional funds available under the Facility and Secured Note with Latin Node and the proceeds from the sale of the U.S. Virgin Islands wireless license we held, will provide sufficient cash for our operations during the second half of 2007. There is no assurance however, that the above factors will generate positive cash flows during 2007 and beyond.

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

Latin Node Transaction

Latin Node is a provider of advanced telecommunications services to customers located in or communicating with Central and South America using voice over Internet protocol, or VoIP, technology. On February 16, 2007, we entered into a Preferred Stock Purchase Agreement with Latin Node, a wholly-owned subsidiary of Retail, pursuant to which we agreed to purchase 8,000,000 shares of Series A Preferred Stock of Latin Node. The acquisition was subject to certain regulatory approvals, specifically approval from the FCC. The Series A Preferred Stock shall be convertible into Latin Node common shares, in whole or in part at a conversion price of $2.50 per share which will ultimately represent 80% of the issued and outstanding shares of common stock of Latin Node. As holders of Series A Preferred Stock, we are entitled to elect two out of three directors of Latin Node.

Effective June 28, 2007, we acquired 8 million shares of Series A 10% Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”), of Latin Node. The Series A Preferred Stock is convertible, in whole or in part and at a conversion price of $2.50 per share, into shares of common stock of Latin Node representing 80% of the issued and then outstanding shares of common stock of Latin Node. The purchase price for the Series A Preferred Stock was $26,818,835 which was paid as follows:

i)	$24.5 million for the cancellation of a note receivable from Latin Node,

ii)	$1,563,750 for the fair value of 375,000 shares of eLandia common stock (fair value of $4.17 per share), and

iii)	$716,677 of direct acquisition costs paid in cash.

Latin Node has incurred significant losses since its inception. During the nine-month period ended March 31, 2007 Latin Node had a consolidated net loss of $7.1 million and during the fiscal year ended June 30, 2006 Latin Node had a consolidated net loss of $1.2 million. In addition, as a result of the FCPA Matter and the related restructuring, we ultimately charged the statement of operations for a $20,626,802 expense categorized as a portion of the purchase price charged upon acquisition of Latin Node.

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

In connection with the Security Agreement, Laurus was granted 533,158 warrants to purchase shares of common stock of Latin Node in an amount equal to 5.0% of Latin Node’s outstanding stock on a fully diluted basis. The warrants have a nominal exercise price. We valued the warrant issued to Laurus using the Black-Scholes pricing model thereby allocating a portion of the proceeds from the Secured Note to the warrant using the relative fair value of the debt and warrant to the actual proceeds from the Secured Note. The relative fair value of the warrant was $240,446 which we recorded as a deferred financing cost and a corresponding long-term warrant payable liability. This amount will be accreted to interest expense over the life of the Secured Note. During the three months ended June 30, 2007, $1,987 of the deferred financing cost was accreted into interest expense. As of June 30, 2007, the carrying value of the Secured Note with a face value of $5,500,000 was $5,261,541.

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

Pursuant to the terms of a Shareholders’ Agreement, Retail has the right to obligate eLandia to issue certain shares of common stock of eLandia to Retail in exchange for all (but not less than all) of the 2,000,000 shares of common stock of Latin Node held by Retail. If Retail exercises this right, Laurus may, but is not required to, require that eLandia issue shares of common stock of eLandia in exchange for those shares of common stock of Latin Node underlying Laurus’ warrant. The number of eLandia common shares to be issued to Retail and Laurus upon the exercise of the put right described above will be determined based on an independent appraisal of the value of Latin Node. In addition to the put right, eLandia has the right to obligate Retail to exchange all of the 2,000,000 shares of common stock of Latin Node held by Retail for shares of eLandia common stock. If eLandia exercises this call right, Laurus may, but is not required to, require that eLandia issue shares of common stock of eLandia in exchange for those shares of common stock of Latin Node underlying the warrant. As a result of these purchase and sale rights and obligations, we have recorded a long-term minority interest purchase obligation in the amount of $896,857 on our unaudited interim consolidated condensed balance sheet at June 30, 2007. This liability represents the present value of our estimated future cost of acquiring the remaining 20% of the issued and outstanding shares of common stock of Latin Node in June of 2009.

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

ELANDIA INTERNATIONAL, INC.

Date: August 14, 2008	By:	/s/ Pete Pizarro
Pete Pizarro
Chief Executive Officer

Date: August 14, 2008	By:	/s/ Harley L. Rollins
Harley L. Rollins
Chief Financial Officer

Exhibit Index

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.