Form 10-Q
period 2008-06-30
ELANDIA INTERNATIONAL INC.
filed 2008-08-14
CIK 1352819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

1500 Cordova Road

Suite 312

Ft. Lauderdale, FL 33316

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

As of August 1, 2008, the registrant had 38,981,432 shares of common stock, $0.00001 par value per share, outstanding.

ELANDIA INTERNATIONAL INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

eLandia International Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$42,332,888	$19,996,403
Accounts Receivable, Net	37,513,146	37,989,729
Inventories, Net	15,111,350	15,459,834
Prepaid Expenses and Other Current Assets	7,028,282	3,709,582
Deposits with Suppliers and Subcontractors	2,867,246	4,048,402
Assets Held for Sale	748,634	18,118,148
Deferred Tax Asset – Current Portion	1,162,347	1,162,347

Total Current Assets	106,763,893	100,484,445
Property, Plant and Equipment, Net	15,530,058	14,375,877
Deferred Tax Asset	56,905	56,905
Telecommunications Licenses and Agreements	789,743	789,743
Customer Lists, Net	2,916,952	9,789,981
Contract Rights, Net	3,346,313	6,029,914
Trade Names, Net	5,719,219	1,944,583
Goodwill	19,056,691	12,922,962
Deferred Financing Costs, Net	—	1,879,263
Assets Held for Sale - Long-Term	1,348,173	5,890,593
VAT Receivable, Net	2,738,901	3,268,099
Acquisition Deposit - Transistemas	2,693,183	—
Other Assets	4,041,727	1,566,285

Total Assets	$165,001,758	$158,998,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

eLandia International Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Continued)

	June 30, 2008	December 31, 2007
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$28,668,043	$30,677,949
Accrued Expenses	12,621,988	12,494,480
Lines of Credit	29,960,775	13,810,320
Long-Term Debt - Current Portion	8,457,371	10,259,876
Capital Lease Obligations - Current Portion	445,885	540,727
Income Taxes Payable	3,189	97,801
Customer Deposits	4,641,522	4,305,897
Deferred Revenue	1,624,717	2,187,656
Deferred Gain on Sale Leaseback – Related Party - Current Portion	257,397	277,227
Liabilities of Discontinued Operations	7,705,333	21,482,194
Other Current Liabilities	675,216	331,097

Total Current Liabilities	95,061,436	96,465,224

Long-Term Liabilities
Long-Term Debt, Net of Current Portion	925,361	394,158
Long-Term Debt - Convertible - Related Party (Net of Discount of $3,531,223 at December 31, 2007)	—	26,768,777
Capital Lease Obligations, Net of Current Portion	1,802,792	2,010,763
Accrued Interest - Related Party	—	2,594,775
Deferred Gain on Sale Leaseback - Related Party, Net of Current Portion	193,048	321,746
Minority Interest Purchase Price Obligations	10,012,588	6,918,838
Liabilities of Discontinued Operations	—	5,374,827
Other Long-Term Liabilities	16,491	—

Total Long-Term Liabilities	12,950,280	44,383,884

Total Liabilities	108,011,716	140,849,108

Commitments and Contingencies
Minority Interest	1,095,061	1,339,647

Stockholders’ Equity
Preferred Stock, $0.00001 Par Value; 35,000,000 Shares Authorized; -0- and 4,740,741 Shares Issued and Outstanding at June 30, 2008 and December 31, 2007, Respectively
Series A Convertible Preferred Stock, $0.00001 Par Value; 6,500,000 Shares Authorized; -0- Shares Issued and Outstanding at June 30, 2008 and December 31, 2007	—	—
Series B Convertible Preferred Stock, $0.00001 Par Value; 14,074,074 and 5,185,185 Shares Authorized; -0- and 4,740,741 Shares Issued and Outstanding at June 30, 2008 and December 31, 2007, Respectively	—	29,316,769
Common Stock, $0.00001 par value; 50,000,000 Shares Authorized; 39,128,724 and 17,029,315 Shares Issued and 38,441,224 and 17,029,315 Shares Outstanding at June 30, 2008 and December 31, 2007, Respectively	385	170
Additional Paid-In Capital	151,081,213	48,668,422
Accumulated Deficit	(98,305,689)	(61,148,460)
Accumulated Other Comprehensive Income (Loss)	3,119,072	(27,006)

Total Stockholders’ Equity	55,894,981	16,809,895

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$165,001,758	$158,998,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

eLandia International Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2008	2007	2008	2007
REVENUE
Telecommunications Services	$3,754,730	$4,266,128	$1,871,125	$2,087,757
Product Sales	50,226,048	14,062,362	22,008,704	7,493,923
Information Technology Solutions	22,256,509	9,783,758	10,289,672	4,928,903

Total Revenue	76,237,287	28,112,248	34,169,501	14,510,583

COSTS AND EXPENSES
Cost of Revenue – Telecommunications Services	1,214,479	1,206,954	651,279	588,692
Cost of Revenue – Product Sales	41,365,521	11,724,207	18,386,548	6,201,259
Cost of Revenue – Information Technology Solutions	10,353,521	1,738,761	4,024,583	922,221
Sales, Marketing and Customer Support	16,312,863	4,972,898	9,042,056	2,469,162
General and Administrative (Includes $500,000 and $-0- of Expense Pertaining to Earnout Provisions for Desca for both the Six And Three Months Ended June 30, 2008 and 2007, Respectively)	21,514,933	7,648,550	14,256,949	3,949,390
Depreciation and Amortization	2,175,780	1,359,208	1,094,114	705,959
Amortization – Intangible Assets	1,893,948	889,534	583,210	444,767

Total Operating Expenses	94,831,045	29,540,112	48,038,739	15,281,450

LOSS FROM OPERATIONS	(18,593,758)	(1,427,864)	(13,869,238)	(770,867)
OTHER (EXPENSE) INCOME
Interest Expense and Other Financing Costs (Including $2,649,042 and $1,632,746 and $1,198,215 and $1,051,498 for the Six and Three Months Ended June 30, 2008 and 2007, Respectively, to a Related Party)	(3,789,245)	(1,889,889)	(1,411,550)	(1,140,339)
Interest Income	437,198	608,951	202,135	485,988
Other Income (Expense)	508,663	(48,467)	1,279,044	(46,245)
Gain on Sale Leaseback - Related Party	148,528	168,359	64,348	84,181
Gain on Sale of Telecommunications License	—	1,842,875	—	—
Change in Value of Minority Interest Purchase Price Obligation	(3,093,750)	—	(3,093,750)	—
Foreign Exchange Transaction Gain (Loss)	60,795	140,301	(371,888)	86,729

Total Other (Expense) Income	(5,727,811)	822,130	(3,331,661)	(529,686)

NET LOSS BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST	(24,321,569)	(605,734)	(17,200,899)	(1,300,553)
Income Tax (Expense) Benefit	(225,593)	(573,578)	2,506	(346,167)
Minority Interest in Net Loss After Tax	(550,865)	(514,895)	(926,244)	(300,706)

LOSS FROM CONTINUING OPERATIONS NET OF INCOME TAXES	(25,098,027)	(1,694,207)	(18,124,637)	(1,947,426)
LOSS FROM DISCONTINUED OPERATIONS	(12,059,202)	(20,612,756)	(4,023,488)	(20,623,432)

NET LOSS	$(37,157,229)	$(22,306,963)	$(22,148,125)	$(22,570,858)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED
Continuing Operations	$(1.25)	$(0.13)	$(0.85)	$(0.15)
Discontinued Operations	(0.60)	(1.57)	(0.19)	(1.58)

Net Loss per Common Share	$(1.85)	$(1.70)	$(1.04)	$(1.73)

Weighted Average Number of Common Shares Outstanding, Basic and Diluted	20,008,438	13,090,248	21,354,715	13,093,149

OTHER COMPREHENSIVE LOSS, NET OF TAX
Net Loss	$(37,157,229)	$(22,306,963)	$(22,148,125)	$(22,570,858)
Foreign Currency Translation Adjustment	3,146,078	(95,346)	3,286,268	(117,795)

Comprehensive Loss	$(34,011,151)	$(22,402,309)	$(18,861,857)	$(22,688,653)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

eLandia International Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

For The Six Months Ended June 30, 2008

(Unaudited)

	Peferred Stock - Series A $0.00001 Par Value		Peferred Stock - Series B $0.00001 Par Value		Common Stock $0.00001 Par Value		Additional Paid- In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE — January 1, 2008	—	$—	4,740,741	$29,316,769	17,029,315	$170	$48,668,422	$(61,148,460)	$(27,006)	$16,809,895

Issuance of Common Stock Upon Exercise of Warrants	—	—	—	—	4,158,000	42	4,116	—	—	4,158
Issuance of Series B Convertible Preferred Stock	—	—	6,370,370	42,451,803	—	—	—	—	—	42,451,803
Conversion of Series B Convertible Preferred Stock to Common Stock	—	—	(11,111,111)	(71,768,572)	11,111,111	111	71,768,461	—	—	—

Accrued Interest Contributed to Capital by Majority Stockholder Upon Conversion of Long-Term Debt	—	—	—	—	—	—	4,109,773	—	—	4,109,773
Conversion of Long-Term Debt - Convertible - Related Party to Series A Convertible Preferred Stock	6,060,000	61	—	—	—	—	30,299,939	—	—	30,300,000
Unamortized Financing Costs and Note Discount Related to Long-Term Debt - Convertible - Related Party Charged to Capital Upon Conversion of Long-Term Debt	—	—	—	—	—	—	(4,726,451)	—	—	(4,726,451)
Conversion of Series A Convertible Preferred Stock to Common Stock	(6,060,000)	(61)	—	—	6,060,000	61	—	—	—	—
Vesting of Restricted Common Stock Issued to Executive	—	—	—	—	62,500	1	(1)	—	—	—
Foreign Currency Translation Adjustment	—	—	—	—	—	—	—	—	3,146,078	3,146,078
Common Stock Granted to Directors	—	—	—	—	20,298	—	65,763	—	—	65,763
Stock-Based Compensation	—	—	—	—	—	—	891,191	—	—	891,191
Net Loss	—	—	—	—	—	—	—	(37,157,229)	—	(37,157,229)

BALANCE - June 30, 2008 (Unaudited)	—	$—	—	$—	38,441,224	$385	$151,081,213	$(98,305,689)	$3,119,072	$55,894,981

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

eLandia International Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss from Continuing Operations	$(25,098,027)	$(1,694,207)

Adjustments to Reconcile Net Loss from Continuing Operations to Net Cash Used in Operating Activities:
Provision for Doubtful Accounts	589,092	146,104
Provision for VAT Receivable	1,455,071	—
Goodwill Impairment Charge	630,802	—
Stock Based Compensation	956,954	337,775
Depreciation and Amortization	2,175,780	1,360,307
Amortization — Intangible Assets	1,893,948	889,534
Amortization of Deferred Financing Costs and Discount on Long-Term Debt	684,035	557,678
Gain on Sale Leaseback — Related Party	(148,528)	(168,359)
Change in Value of Minority Interest Purchase Price Obligation	3,093,750	—
Foreign Currency Transaction Exchange Gain	(60,795)	(140,301)
Minority Interest in Net Income	(550,865)	514,895
Gain on Sale of Telecommunications License	—	(1,842,875)
Changes in Operating Assets and Liabilities:
Accounts Receivable	796,587	1,752,899
Inventories	631,218	232,916
Prepaid Expenses and Other Current Assets	(3,547,083)	(1,279,517)
Deposits with Suppliers and Subcontractors	1,179,924	—
VAT Receivable	(925,873)	—
Other Assets	(2,144,908)	(20,610)
Accounts Payable	(2,180,280)	(1,150,664)
Accrued Expenses	(1,026,585)	(1,195,594)
Income Taxes Payable	(95,998)	(376,325)
Customer Deposits	335,625	—
Deferred Revenue	(619,897)	575,051
Accrued Interest on Convertible Promissory Note — Related Party	1,515,000	997,742
Other Liabilities	340,725	—

TOTAL ADJUSTMENTS	4,977,699	1,190,656

CASH USED IN OPERATING ACTIVITIES	(20,120,328)	(503,551)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Property and Equipment	(3,147,138)	(1,248,210)
Cash Deposit for Acquisition - Transistemas	(2,693,183)	—
Minority Interest Acquired	1,024,725	—
Proceeds from Sale of Telecommunications License, Net of Selling Expenses	—	2,630,272

CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(4,815,596)	1,382,062

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

eLandia International Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Continued)

	For the Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Line of Credit, Net	16,092,138	950,000
Proceeds from Long-Term Debt	7,494,631	—
Principal Payments of Long-Term Debt	(8,765,933)	—
Principal Payments on Capital Leases	(276,436)	(75,831)
Proceeds from Convertible Promissory Note — Related Party	—	27,000,000
Financing Costs Paid — Convertible Promissory Note – Related Party	—	(3,071,556)
Proceeds from Sale of Series B Preferred Stock, Net of Issuance Costs	42,451,803	—
Proceeds from Exercise of Warrants	4,158	—
Dividends Paid to Minority Interest Holders	(531,808)	(761,839)

CASH PROVIDED BY FINANCING ACTIVITIES	56,468,553	24,040,774

CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating Cash Flows	(2,401,102)	(2,851)
Investing Cash Flows	—	(25,499,713)
Financing Cash Flows	(6,897,854)	5,500,000

NET CASH USED IN DISCONTINUED OPERATIONS	(9,298,956)	(20,002,564)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	102,812	(226,535)

NET INCREASE IN CASH	22,336,485	4,690,186
CASH — Beginning	19,996,403	1,211,124

CASH — Ending	$42,332,888	$5,901,310

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid During the Periods For:
Interest	$1,942,504	$306,956
Taxes	$1,635,088	$190,423
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Convertible Promissory Notes - Related Party to Series A Convertible Preferred Stock	$30,300,000	$—
Forgiveness of Accrued Interest on Convertible Promissory Notes	$4,109,775	$—
Deferred Financing Fees and Debt Discounts Converted to Capital	$4,726,451	$—
Conversion of Series A Convertible Preferred Stock to Common Stock	$30,300,000	$—
Conversion of Series B Convertible Preferred Stock to Common Stock	$71,768,572	$—
Issuance of Restricted Stock	$1	$—
Acquisition of Equipment with Issuance of Note Payable	$—	$28,401
Fair Market Value of Warrants Granted in Connection with Convertible Promissory Notes and Long-Term Debt	$—	$5,048,151

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2008

(Unaudited)

NOTE 1 – Organization and Business

eLandia International Inc., formerly known as eLandia, Inc. (“eLandia,” “Company,” “we,” “us,” and/or “our”), through its subsidiaries, is a provider of information technology (“IT”) products and services including consulting services, network integration services, managed infrastructure services, communication services, wireless coverage and Internet access in emergent markets including Latin America, the Caribbean, the South Pacific island nations and American Samoa. The products and services we offer in each of the geographic areas we serve vary depending on the infrastructure, existing technology systems and the needs of the region. Our technology solutions include hardware and software products from Cisco Systems, Inc., Microsoft Corporation and Nokia Corporation, among others. As discussed elsewhere herein, our telecommunications operations and retail long-distance services in Latin America provided by our subsidiary Latin Node, Inc. (“Latin Node”) was discontinued in January 2008.

NOTE 2 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2008 and for the three months and six months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited consolidated financial statements. The unaudited condensed consolidated balance sheet as of June 30, 2008, condensed consolidated statements of operations for the three and six months ended June 30, 2008 and 2007, the condensed consolidated statement of stockholders’ equity for the six months ended June 30, 2008, and the condensed consolidated statements of cash flows for the six months ended June 30, 2008 and 2007 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three months and six months ended June 30, 2008 are not necessarily indicative of results to be expected for the year ending December 31, 2008 or for any future interim period. The condensed consolidated balance sheet at December 31, 2007 has been derived from audited consolidated financial statements. However, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K/A, which was filed with the SEC on May 20, 2008.

NOTE 3 – Liquidity, Financial Condition and Management’s Plans

We incurred a $18,593,758 loss from operations and used $20,120,328 of cash in continuing operations for the six months ended June 30, 2008. As of June 30, 2008, we have a $98,305,689 accumulated deficit and working capital related to continuing operations of $18,659,156, which excludes current assets held for sale and current liabilities of discontinued operations. In addition, our net loss for the three and six months ended June 30, 2008 amounting to $22,148,125 and $37,157,229, respectively, includes a loss of $4,023,488 and $12,059,202, respectively, from discontinued operations.

Historically our principal source of liquidity has been the issuances of equity and debt securities, including preferred stock and convertible promissory notes, to Stanford International Bank Ltd. (and its related entities), our principal stockholder (“SIBL”). Other sources of funds include cash from external financing arrangements, including a revolving line of credit facility of up to $5 million from ANZ Finance American Samoa, Inc., various lines of credit with multiple local banks in South and Central America and trade payables financing provided by our principal supplier.

As more fully described in Note 16, in connection with preferred stock purchase agreements entered into with SIBL on November 21, 2007 and February 20, 2008, as amended, we issued SIBL 11,111,111 shares of Series B Convertible Preferred Stock and warrants to purchase up to 7,796,000 shares of our common stock for net proceeds of $71,768,572 (gross proceeds of $75,000,000 less offering costs of $3,231,428). The Series B Convertible Preferred Stock was converted into 11,111,111 shares of common stock on June 30, 2008.

On June 30, 2008, SIBL converted the aggregate principal amount of $30,300,000 outstanding under two convertible promissory notes dated February 16, 2007 and June 25, 2007 into 6,060,000 shares of Series A Convertible Preferred Stock and, simultaneously, all of the 6,060,000 shares of the Series A Convertible Preferred Stock were converted into 6,060,000 shares of our common stock. In addition, accrued interest payable on the convertible notes in the amount of $4,109,775 was forgiven by SIBL. As a result of these conversions, we no longer have any shares of preferred stock issued and outstanding to SIBL or its affiliates.

As more fully described in Note 21, in July 2008, we entered into a $40 million credit facility from SIBL providing for weekly disbursements of $3 million, commencing on September 12, 2008.

Also, SIBL has agreed to purchase, during the 90-day period following December 31, 2008, an additional $20 million of Series B Preferred Stock along with warrants to purchase up to 2,079,111 shares of our common stock (the “Additional Funding”). To the extent we receive, prior to December 31, 2008, any supplemental equity investments or bona fide commitments for such investments from parties other than SIBL and its affiliates, SIBL’s obligation in respect of the Additional Funding shall be reduced on a dollar-for-dollar basis. As of June 30, 2008, the Additional Funding has been reduced by approximately $4.2 million as a result of SIBL’s purchase of our common stock from certain shareholders.

Pursuant to the terms of an Assignment Agreement dated February 29, 2008, Laurus Master Fund, Ltd. (“Laurus”) has assigned to us all of its rights in the promissory notes, security agreement, guaranty, equity pledge agreements and other loan and security documents executed in connection with the financing agreements to Latin Node. In consideration for the assignment of the documents evidencing the loan to Latin Node, we paid Laurus in February 2008, an aggregate amount of $6,965,456 representing the sum of (a) the unpaid principal balance of, and accrued interest on, the loan to Latin Node in the total amount of $6,247,017 and (b) unpaid fees due to Laurus pursuant to the loan documents of $718,439.

On July 1, 2008, we acquired all of the issued and outstanding common stock of Transistemas, S.A., a network solution provider and system integrator located in Argentina, for an aggregate purchase price of $2,600,000 in cash and 433,333 shares of our common stock (see Note 21).

Management believes that our current level of working capital at June 30, 2008 and the funds we will have available under the various facilities provided and to be provided to us by SIBL will enable us to sustain operations through at least June 30, 2009. However, there can be no assurance that the plans and actions proposed by management will be successful or that unforeseen circumstances will not require us to seek additional funding sources in the future or effectuate plans to conserve liquidity in the event additional sources of funds are needed or may not be available on acceptable terms, if at all.

NOTE 4 – Significant Accounting Policies

Principles of Consolidation

The unaudited interim condensed consolidated financial statements include the accounts of eLandia and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The unaudited interim condensed consolidated financial statements are presented in United States Dollars in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 52, “Foreign Currency Translation” (“SFAS 52”). We operate subsidiaries that conduct business in a variety of local currencies other than the US Dollar. Accordingly, assets and liabilities of business units that conduct operations in functional currencies other than the US Dollar are translated at exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average exchange rates during the period. Resulting translation adjustments are recorded directly to accumulated other comprehensive income (loss).

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

The following is a summary of certain financial data for Datec PNG as of June 30, 2008 and December 31, 2007, and for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Product sales	$5,985,000	$5,660,267	$12,059,534	$10,610,820
Information Technology Solutions	3,007,582	3,570,223	5,492,440	6,600,563

Total Revenues	$8,992,582	$9,230,490	$17,551,974	$17,211,383
Net income (loss) (after income tax expense and minority interest)	$120,968	$168,178	$(208,999)	$123,946

	As of June 30, 2008	As of December 31, 2007
Total assets	$26,555,880	$21,954,646
Total liabilities	$22,599,616	$20,067,077

Reclassification

Certain amounts as previously reported have been reclassified to conform to current period classifications. These reclassifications have no effect on the results of operations for the three and six months ended June 30, 2007.

Use of Estimates

The preparation of the unaudited interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited interim condensed consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount of uncollectible accounts receivable, valuation of VAT receivable, valuation of minority interest purchase price obligations, the amount to be paid for the settlement of liabilities of discontinued operations, accrued expenses, the amount allocated to contract rights, customer lists and goodwill in connection with acquisitions along with the estimated useful lives for amortizable intangible assets and property, plant and equipment, warrants granted in connection with various financing transactions, share based payment arrangements, and the percentage of completion with respect to production contacts in circumstances where the use of that accounting method is deemed to be appropriate.

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

Telecommunications Services

Revenue generated from the provision of telecommunications services is recognized as the minutes we sell are used by our customers. We record payments received from customers in advance of usage as deferred revenue or customer deposits at the time payment is received.

Products

Revenue generated from the sale of products is recorded when the products are shipped, which is generally FOB shipping point.

Revenue from sales of technology products includes, among other things, personal computers, servers, routers, switching systems, networking equipment and communications equipment. Revenues from sales of telecommunications products include hardware and other products supporting telecommunications services.

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

We did not have any significant production contracts in effect during the three and six months ended June 30, 2008 and 2007.

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

Vendor rebates for which we have a contractual right of offset are recorded net of accounts payable in the accompanying condensed consolidated balance sheet.

Concentration of Credit Risk

SFAS No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk,” requires disclosure of significant concentration of credit risk regardless of the degree of risk.

Financial instruments that potentially expose us to credit risk consist of cash and cash equivalents. These amounts are being held for use for future acquisitions and/or working capital needs. The Federal Deposit Insurance Corporation insures customer deposits of up to $100,000. Our uninsured balances at June 30, 2008 amounted to approximately $36.5 million.

At June 30, 2008, approximately $10 million of our uninsured balances were with Stanford Bank (Panama), S.A. These amounts are being held in interest bearing accounts mainly to secure standby letters of credit.

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

Inventory

Inventory consists predominantly of finished goods inventory consisting of technology equipment, products and accessories. Inventory is carried at the lower of cost or net realizable value. Cost is based on a weighted average or first-in-first-out method. All expenditures incurred in acquiring inventory including transportation and custom duties are included in inventory. Reserves for obsolete inventory are provided based on historical experience of a variety of factors including sales volume, product life, and levels of inventory at the end of the period. Our reserve for obsolete inventory at June 30, 2008 and December 31, 2007 amounted to $1,439,620 and $915,377, respectively.

Deposits with Suppliers and Subcontractors

Deposits with suppliers and subcontractors mainly represent advance payments for the following:

•

Payments for installation work to be performed on specific projects. The remaining work to be performed on these projects, as well as any future payments to be made under these obligations, do not represent material commitments or future obligations on our behalf;

•	Deposits required by suppliers due to our credit rating; and

•	Union Temporal Entity (“UTE”) deposits representing costs incurred as a result of joint bids for Latin American projects. The bidding process generally ranges from six months to one year.

Value Added Tax Receivables

Certain of our operations are subject to Value Added Tax, or VAT, which is usually applied to goods and services purchased in the respective countries. Revenues are recognized net of all VAT imposed by governmental authorities and collected from customers. We are required to remit the VAT we collect to the tax authorities, but may deduct the VAT we have paid on eligible purchases. The VAT return is filed offsetting the payables against the receivables. At June 30, 2008 and December 31, 2007, the gross VAT receivable is $4,193,972 and $3,268,099, respectively. The collection of the VAT receivable may extend over a period of up to two years. We review our VAT receivable for impairment whenever events or changes in circumstances indicate the carrying amount might not be recoverable. As of June 30, 2008, we determined that a portion of the VAT receivable balance may not be recoverable and therefore recorded a reserve of $1,455,071, which reduced the net VAT receivable to $2,738,901.

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

Effective June 30, 2008, management made the decision to restructure the operations in certain specific South Pacific Island nations (other than Fiji, Papua New Guinea and America Samoa). As a result of this decision, we undertook a review of the carrying amount of our goodwill as of June 30, 2008 and determined that the value of our goodwill related to certain specific South Pacific Island nations had been impaired. Accordingly, we recorded an impairment charge of $630,802, which is included in general and administrative expenses in the accompanying unaudited condensed consolidated statement of operations during the six months ended June 30, 2008. We are currently evaluating whether the restructuring will have any further impact on our condensed consolidated financial statements.

We will continue to evaluate goodwill for impairment, at least annually, in accordance with SFAS 142. Other than as set forth above, during the six months ended June 30, 2008, we did not identify any indication of goodwill impairment in our other reporting units.

Registration Rights Agreements

We account for registration rights agreements in accordance with FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument, should be separately recognized and accounted for as a contingency in accordance with SFAS No. 5, “Accounting for Contingencies.” Based upon our assessment as of June 30, 2008, we do not anticipate that we will encounter any difficulties in complying with our registration rights agreements and have therefore not accrued any estimated penalties.

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

The computation of basic loss per share for the three and six months ended June 30, 2008 and 2007 excludes the following potentially dilutive securities because their inclusion would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Convertible Notes	—	6,060,000	—	6,060,000
Common Stock Purchase Warrants	289,259	2,098,000	289,259	2,098,000
Non-Vested Restricted Stock	687,500	—	687,500	—
Stock Options	5,768,000	—	5,768,000	—

	6,744,759	8,158,000	6,744,759	8,158,000

Minority Interest

The minority interest in our unaudited interim condensed consolidated financial statements represents the allocable portion of the entities which are not 100% actually owned or deemed to be owned by eLandia.

Minority interest balance at January 1, 2008	$1,339,647
Reclass of minority interest in connection with the acquisition of Desca	1,024,725
Allocable portion of loss for the six months ended June 30, 2008	(550,865)
Dividends paid	(531,808)
Foreign currency translation adjustment	(186,638)

Minority interest balance at June 30, 2008	$1,095,061

Foreign Currency Translation

The financial statements of our foreign operations are stated in foreign currencies, referred to as the functional currency except for Desca Holding, LLC (“Desca”), where the functional currency is the U.S. dollar. Under SFAS No. 52, functional currency assets and liabilities are translated into the reporting currency, U.S. Dollars, using period end rates of exchange and the related translation adjustments are recorded as a separate component of accumulated other comprehensive income. Functional statements of operations amounts expressed in functional currencies are translated using average exchange rates for the respective periods. Remeasurement adjustments and gains or losses resulting from foreign currency transactions are recorded as foreign exchange gains or losses in the unaudited interim condensed consolidated statement of operations.

Recently Issued Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles on the United States. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect the adoption of this pronouncement to have a material impact on our consolidated financial position or results of operation.

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is in the process of determining the impact FSP APB 14-1 will have on its consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company is in the process of determining the impact FSP EITF 03-6-1 will have on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

NOTE 5 – Desca Acquisition

Effective November 20, 2007, we acquired securities representing 70% of the issued and outstanding securities of eLandia/Desca Holdings, LLC, the holding company of Desca Holding, LLC, a provider of IT services and business solutions for large and medium sized companies (local and regional) operating in Latin America, for an aggregate purchase price of $26,682,702.

The Company’s preliminary purchase price allocation was based on management’s estimates and a valuation study that had yet to be finalized. The Company has retained an independent appraiser to complete a valuation of the purchase price allocation in accordance with SFAS No. 141. As of June 30, 2008, management has reallocated the purchase price as follows:

Consideration Paid:
Cash Paid	$26,000,000
Transaction Expenses	682,702

Total Consideration	$26,682,702

Allocated To:
Total Current Assets	$67,497,137
Property, Plant and Equipment	4,507,014
Other Assets	3,977,576
Current Liabilities	(55,891,421)
Long-Term Liabilities	(283,673)

Net Tangible Assets	19,806,633
Value of Excess of purchase Price Over Net Assets Acquired Allocated to:
Customer base	673,000
Contract rights	1,535,000
Trade names	6,750,000
Goodwill	4,836,907
Minority Interest Purchase Obligation	(6,918,838)

$26,682,702

Concurrent with the closing of our investment in Desca, we entered into a Limited Liability Company Agreement with the Jorge Enrique Alvarado Amado, Chief Executive Officer of Desca (“Alvarado”). This agreement governs the relationship between the members of Desca and provides, among other things, for a put and call right pursuant to which (a) Alvarado may require that we purchase his interest in Desca for a cash purchase price calculated in accordance with this agreement, or (b) we can require that Alvarado sell us his interest in Desca for a cash purchase price calculated in accordance with this agreement. As part of the acquisition, we recorded a long-term minority interest purchase obligation in the amount of $6,918,838, which represents the present value of our estimated future cost of acquiring the remaining 30% of the outstanding ownership units of Desca in November of 2009. We have determined that there has been no change in the fair value of the minority interest purchase obligation during the six months ended June 30, 2008.

In addition, a portion of the consideration to ultimately be paid for the acquisition of Desca includes the issuance of 1,125,000 shares of our common stock to Alvarado or, at his option, the cash equivalent. During the six months ended June 30, 2008, we recorded a charge in the amount of $3,093,750 representing the change in the value of the stock appreciation rights based on the increased value of the trading price of our common stock at June 30, 2008.

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

	For the Three Months Ended June 30, 2007	For the Six Months Ended June 30, 2007
Revenue	$33,091,478	$64,023,217
Loss from Operations	(710,625)	(1,007,216)
Loss from Continuing Operations	(2,271,340)	(2,286,882)
Basic and Diluted Loss from Continuing Operations per Common Share	$(0.17)	$(0.17)

NOTE 6 – Discontinued Operations

On January 28, 2008, we formally committed to a definitive plan to dispose of our Latin Node operations and began a search for potential buyers. Accordingly, the results of these activities are classified as discontinued operations in the accompanying condensed consolidated financial statements.

During the quarter ended June 30, 2008, we determined that the fair value of our minority interest purchase price obligation amounted to $0 as a result of the matters we have identified in the course of our internal investigation of the Foreign Corrupt Practices Act (“FCPA”), more fully described in Note 15, the related management restructuring and our ultimate decision to dispose of Latin Node’s operations.

On June 12, 2008, Latin Node filed for an assignment for benefit of creditors. As part of this proceeding, all of the assets of Latin Node were transferred to Michael Phelan, Esq., assignee. On July 17, 2008, all of these assets were sold to the highest bidder, Business Telecommunications Services, Inc. (“BTS”). Since we were the principal creditor of Latin Node, we had the right to receive all of the proceeds from such sale after the payment of the costs of administration. The immediate proceeds from the sale of these assets were used to pay administrative costs. We believe that the assignee will utilize a portion of the proceeds to offer a settlement to various unsecured creditors of Latin Node. While the amount and payment by the assignee to the unsecured creditors and to us is unknown at this time, we believe that such amount will not be significant. A final court order approving the discharge is expected within the next quarter. A discharge at June 30, 2008 of the liabilities would have resulted in a gain of approximately $6.9 million.

We have elected to reflect the transfer of Latin Node’s assets to the assignee under the consolidation method of accounting because we are deemed to be the priority secured creditor under the assignment for benefit of creditors.

As more fully described in Note 15, on June 27, 2008, we filed an action against Jorge Granados, former Chief Executive Officer of Latin Node, individually, and Retail Americas VoIP, LLC and Shutts & Bowen, as amended, asserting claims for (i) contractual indemnification, (ii) breach of contract, (iii) breach of obligation of good faith and fair dealing, (iv) fraud, (v) fraudulent inducement, (vi) unjust enrichment, and (vii) specific performance against the escrow agent. The final count of the Amended Complaint is for specific performance with respect to our demand of the escrow agent to return the 375,000 shares of our common stock issued in connection with our acquisition of Latin Node, valued at $4.17 on the date of acquisition.

A summary of our assets and liabilities from discontinued operations as of June 30, 2008 and December 31, 2007 and our results of discontinued operations for the three and six months ended June 30, 2008 and 2007 is as follows:

Assets Held for Sale

	As of June 30, 2008	As of December 31, 2007
Cash	$622,155	$1,143,280
Accounts Receivable, net	76,993	15,252,969
Inventory, net	—	7,842
Prepaid Expenses and Other Current Assets	49,486	268,340
Deposits with Suppliers	—	1,445,717

Assets Held for Sale - Current	$748,634	$18,118,148

Property, Plant and Equipment, net	1,347,541	4,039,155
Deferred Financing Costs, Net	—	1,185,565
Other Assets	632	665,873

Assets Held for Sale - Long-Term	$1,348,173	$5,890,593

Liabilities from Discontinued Operations

	As of June 30, 2008	As of December 31, 2007
Accounts Payable	$5,398,983	$11,797,431
Accrued Expenses	778,714	5,025,053
Other Current Liabilities	431,425	458,316
Lines of Credit	—	871,169
Long-Term Debt	1,086,211	1,375,000
Capital Lease Obligations	10,000	1,269,926
Customer Deposits	—	249,135
Deferred Revenue	—	436,164

Liabilities from Discontinued Operations - Current	$7,705,333	$21,482,194

Long-Term Debt	—	3,925,070
Capital Lease Obligations	—	552,902
Minority Interest Purchase Price Obligations	—	896,855

Liabilities from Discontinued Operations - Long Term	$—	$5,374,827

Results of Discontinued Operations

	For the Six Months June 30,		For the Three Months June 30,
	2008	2007	2008	2007
Revenue	$30,834,799	$730,049	$3,619,800	$730,049
Cost of Revenue	(30,057,735)	(602,151)	(4,303,035)	(602,151)
Sales, Marketing and Customer Support	(354,109)	(3,218)	(92,882)	(3,218)
General and Administrative Expenses	(8,229,085)	(111,498)	(2,016,494)	(122,175)
Portion of Purchase Price Charged Upon Acquisition of Latin Node	—	(20,626,802)	—	(20,626,802)
Depreciation and Amortization	(1,256,531)	(1,099)	(641,480)	(1,099)
Interest Expense, net	(802,593)	—	(573,493)	—
Other (Loss) Income	(2,193,948)	1,963	(15,904)	1,964

Loss from Discontinued Operations	$(12,059,202)	$(20,612,756)	$(4,023,488)	$(20,623,432)

Indebtedness of Discontinued Operations

Latin Node entered into a $13 million debt financing transaction with Laurus pursuant to the terms of a Security Agreement and various related loan documents, each dated June 29, 2007, by and among Laurus, eLandia, Latin Node, and various subsidiaries of Latin Node. Pursuant to the terms of an Assignment Agreement dated February 29, 2008, Laurus has assigned to us all of its rights in the Security Agreement, the promissory notes, guaranty, equity pledge agreements and other loan and security documents executed in connection with the Latin Node loan. In connection with the Assignment Agreement, Laurus also agreed to the cancellation of a warrant to purchase 533,158 shares of Latin Node’s common stock and an associated registration rights agreement, each issued in connection with the Latin Node loan. In consideration for the assignment of the documents evidencing the Latin Node loan, we paid Laurus an aggregate amount of $6,965,456 representing the sum of (a) the unpaid principal balance of, and accrued interest on, the Latin Node loan in the total amount of $6,247,017 and (b) unpaid fees due to Laurus pursuant to the loan documents of $718,439.

During the quarter ended June 30, 2008, we purchased the stock of Latin Node Europe, one of Latin Node’s subsidiaries, for an aggregate purchase price of $590,000. The purchase price was based on the fair value of the assets of Latin Node Europe and was paid for by a reduction of the $8 million secured loan that we have with Latin Node as a result of the our purchase of the security interest held in Latin Node by Laurus. The net assets acquired from Latin Node Europe are classified as discontinued operations in the accompanying condensed consolidated financial statements.

NOTE 7 – AST Telecom, LLC

In December 2007, the Board of Directors approved management’s proposal to dispose of AST Telecom, LLC (“AST”), which is one of our subsidiaries that principally conducts operations in American Samoa providing wireless coverage and Internet access. Based on a written agreement with a prospective buyer, we expected to complete the disposition within one year from the date of such approval. As such, the results of these activities were classified as discontinued operations as of December 31, 2007. The proposed sale did not occur and during the quarter ended June 30, 2008, we determined that AST no longer met the requirements for classification as an asset held for sale under SFAS No. 144. Accordingly, as of June 30, 2008, AST, which was previously classified as held for sale, has been reclassified as continuing operations.

The effect on our results of operations for the three months ended March 31, 2008, the period during which AST was classified as held for sale, is as follows:

	As Reported for the Three Months Ended March 31, 2008	Reclassification of AST to Continuing Operations	As Adjusted for the Three Months Ended March 31, 2008
Revenue	$39,407,628	$2,660,158	$42,067,786
Cost of Revenue	28,776,146	1,094,964	29,871,110
Sales, Marketing and Customer Support	7,029,105	241,702	7,270,807
General and Administrative	6,871,844	386,140	7,257,984
Depreciation and Amortization	816,253	265,413	1,081,666
Amortization - Intangible Assets	1,203,724	107,014	1,310,738
Interest Expense, net	(2,075,877)	(66,755)	(2,142,632)
Other Expense	(142,894)	(110,624)	(253,518)
Income Tax Expense	(228,100)	—	(228,100)
Minority Interest in Net Profit After Tax	375,379	—	375,379

Income (Loss) from Continuing Operations	$(7,360,936)	$387,546	$(6,973,390)

Net Loss per Share - Continuing Operations	$(0.39)		$(0.37)

AST is obligated under a Loan Agreement with ANZ Finance American Samoa, Inc. and ANZ America Samoa Bank (jointly, “ANZ”) for $5,800,000. Of this amount, $800,000 is in the form of a term loan and $5,000,000 is in the form of a revolving loan. The revolving loan was originally due on October 30, 2007, but was subsequently extended to March 31, 2008. While, we have not repaid this amount, we have requested another extension of the revolving loan. ANZ has not initiated a demand for repayment of the revolving loan. While ANZ has not issued a formal written extension, ANZ has also not called the loan. The term loan is due on October 30, 2015. AST has pledged all of its assets to secure this obligation. We believe that potential violations of the FCPA by Latin Node may have resulted in a breach of our covenants with ANZ thereby making the loan callable. We cannot provide any assurance that ANZ will not make an immediate demand for repayment of this loan. Accordingly, the amounts due to ANZ are classified as current liabilities on the accompanying condensed consolidated balance sheets.

NOTE 8 – American Samoa Undersea Cable Transaction

On May 22, 2008, Elandia Technologies, Inc., our wholly-owned subsidiary (“ETI”), entered into two limited liability company agreements relating to the redeployment and operation of an undersea fiber optic cable system to provide telecommunications services to American Samoa. As of June 30, 2008, there was no consideration paid or received under these agreements.

ETI owns 26 2/3 % of the equity interests in American Samoa Hawaii Cable, LLC, a Delaware limited liability company (“ASHC”), which was formed to acquire, maintain, and operate a portion of the Pac-Rim East undersea fiber optic cable that runs between New Zealand and Hawaii (the “PRE Cable”) and to redeploy a portion of the PRE Cable from Pago Pago, American Samoa to Keawaula, Oahu, Hawaii (the “ASH Cable”) and to redeploy, subject to business justification, a portion of the PRE Cable from Pago Pago, American Samoa to Apia, Independent State of Samoa (the “ISS Cable”). The cost of the acquisition, construction and related costs of the project are estimated at $24 million.

The acquisition of the PRE Cable and its redeployment will be funded by third party financing and contributions by the American Samoa Government, which is a 33% member of ASHC. The American Samoa Government has committed to contribute $9 million for their investment in ASHC. Operation and maintenance of the ASH Cable will be funded primarily through telecommunications services contracts. AST has contractually committed to utilizing a portion of the fiber optic cable capacity to be provided by the ASH Cable.

Additionally, on May 22, 2008, ASHC entered into a Purchase and Sale Agreement for the ASH Cable, which provides for the purchase of the redeployed and fully operational ASH Cable by ASHC during 2009.

On August 8, 2008, ETI purchased the 26 2/3 % membership interests of another partner in ASHC for an aggregate cash consideration of $600,000, of which $250,000 of the consideration is for services to be provided by this former partner to facilitate the redeployment of the PRE Cable.

As of June 30, 2008, the entities have not had substantial operations and, accordingly, there has been no allocation of income or loss from these investments.

NOTE 9 – Accounts Receivable

Accounts receivable is comprised of:

	June 30, 2008	December 31, 2007
Accounts Receivable	$40,078,062	$40,017,424
Allowance for Doubtful Accounts	(2,564,916)	(2,027,695)

	$37,513,146	$37,989,729

The change in allowances for doubtful accounts for the six months ended June 30, 2008 is as follows:

Balance of allowance for doubtful accounts at January 1, 2008	$2,027,695
Provision for doubtful accounts for the six months ended June 30, 2008	589,092
Amounts written off during the six months ended June 30, 2008	(51,871)

Balance of allowance for doubtful accounts at June 30, 2008	$2,564,916

We utilize a portion of our accounts receivable to collateralize certain debt.

NOTE 10 – Goodwill

Goodwill, which represents the excess of the purchase price over the cost of net assets acquired in business combinations accounted for under the purchase method of accounting is as follows:

	Latin America	South Pacific	Total
Balance at January 1, 2008	$—	$12,922,962	$12,922,962
Reallocation of Desca acquisition purchase price	4,836,907	—	4,836,907
Impairment charge	—	(630,802)	(630,802)
Foreign currency translation effect	—	1,927,624	1,927,624

Balance at June 30, 2008	$4,836,907	$14,219,784	$19,056,691

As described in Note 5, in connection with management’s reallocation of the purchase price in connection with our acquisition of Desca, we recorded goodwill in the amount of $4,836,907 as of June 30, 2008.

As described in Note 4, we performed our impairment tests of goodwill at June 30, 2008 and determined that the value of our goodwill related to certain South Pacific island nations had been impaired. Accordingly, we recorded an impairment charge of $630,802 in the accompanying condensed consolidated statement of operations during the six months ended June 30, 2008.

NOTE 11 – Intangible Asset

Intangible assets and related amortization is as follows:

	Customer Lists	Contract Rights	Telecommunications Licenses and Agreements	Trade Names	Total
Net balance as of December 31, 2007	$9,789,981	$6,029,914	$789,743	$1,944,583	$18,554,221
Reclassification of purchase price from acquisition of Desca	(7,121,907)	(2,465,000)	—	4,750,000	(4,836,907)
Amortization Expense	(121,118)	(797,466)	—	(975,364)	(1,893,948)
Foreign currency translation effect	369,996	578,865	—	—	948,861

Net balance as of June 30, 2008	$2,916,952	$3,346,313	$789,743	$5,719,219	$12,772,227

As described in Note 5, in connection with management’s reallocation of the purchase price in connection with our acquisition of Desca, we decreased the value of our intangible assets by $4,836,907 as of June 30, 2008.

Amortization expense amounted to $1,893,948 and $889,534 for the six months ended June 30, 2008 and 2007, respectively, and $583,210 and $444,767 for the three months ended June 30, 2008 and 2007, respectively.

NOTE 12 – Accrued Expenses

Accrued expenses are comprised of:

	June 30, 2008	December 31, 2007
Accrued Sales, Marketing and Customer Support	$708,552	$586,461
Accrued Cost of Sales	1,548,777	1,331,790
Accrued Payroll and Related	6,118,065	5,155,552
Accrued Taxes	662,269	1,778,358
Accrued Professional Fees	1,127,847	—
Accrued Other	2,456,478	3,642,319

	$12,621,988	$12,494,480

NOTE 13 – Line of Credit

In April, 2008, Desca obtained a $6 million line of credit from Stanford Bank (Panama) S.A., of which up to $4 million can be utilized as a letter of credit, secured by Desca’s deposits with the bank. On June 30, 2008, Desca drew down $2.4 million from the line of credit. The line matures on June 30, 2009, and has an annual interest rate of 7.625%. Interest only payments are payable monthly with the principal amount due and payable at maturity.

NOTE 14 – Long-Term Debt

On June 30, 2008, SIBL converted the aggregate principal amount of $30,300,000 outstanding under two convertible promissory notes dated February 16, 2007 and June 25, 2007. The convertible promissory notes were converted into 6,060,000 shares of our Series A Convertible Preferred Stock (the “Series A Preferred Stock”) and, simultaneously, all of such 6,060,000 shares of Series A Preferred Stock were converted into 6,060,000 shares of our common stock, at a conversion price of $5.00 per share. As a result of the conversion, the remaining unamortized discount of $2,974,601 recorded in connection with the warrants issued with the convertible notes and the remaining unamortized balance of deferred financing fees of $1,751,850 were charged to additional paid in capital in the accompanying unaudited interim condensed consolidated balance sheet as of June 30, 2008. In addition, accrued interest payable on the convertible notes in the amount of $4,109,775, which was forgiven by SIBL and therefore treated as a contribution to capital, was recorded as a charge to additional paid in capital in the accompanying unaudited interim condensed consolidated balance sheet as of June 30, 2008.

As more fully described in Note 21, in July 2008, we entered into a $40 million credit facility from SIBL providing for weekly disbursements of $3 million each commencing on September 12, 2008.

NOTE 15 – Commitments and Contingencies

Collateral Pledge

On February 28, 2008, we entered into a Collateral Participation Agreement with SIBL. Pursuant to the Collateral Participation Agreement, we granted SIBL various participation rights to the collateral previously granted to Laurus under the terms of the loan by Laurus to Latin Node and assigned to us pursuant to an assignment agreement. The participation rights served as additional collateral securing our obligations to SIBL under certain loans previously made to us in the aggregate principal amount of $30.3 million. The participation rights include the right to declare an event of default under the loan to Latin Node and to receive payments from Latin Node thereunder. The Collateral Participation Agreement was terminated on June 30, 2008 in connection with SIBL’s conversion of their $30.3 million convertible promissory notes, noted above.

Resignation of Executives

Effective January 23, 2008, Laura Janke Jaeger, our General Counsel and Senior Vice President separated from the Company following the mutual agreement between Ms. Jaeger and us that her employment agreement would not be renewed beyond the expiration date of its current term of April 22, 2008. As more fully described in Note 18, in connection with Ms. Jaeger’s termination, we canceled options to purchase 75,000 shares of our common stock and accelerated the vesting of 25,000 options.

Effective January 29, 2008, Harry G. Hobbs resigned as our Chief Executive Officer and as a member of our Board of Directors. In connection with his resignation, we entered into a Separation Agreement with Mr. Hobbs pursuant to which we agreed, among other things, to pay Mr. Hobbs’ a performance bonus of $31,500 and to continue to pay Mr. Hobbs’ salary for a period of twelve months. As more fully described in Note 18, in connection with Mr. Hobbs termination, we canceled options to purchase 424,133 shares of our common stock and accelerated the vesting of 212,067 options.

Interim CEO

Effective January 30, 2008, the Board of Directors appointed David L. Levine, then Chairman of the Board, as acting principal executive officer until a new Chief Executive Officer was elected by us. For his service to us, we agreed to pay Mr. Levine $32,000 per month during the term of service as acting principal executive officer. Effective May 20, 2008, with the appointment of Pete Pizarro as our Chief Executive Officer, Mr. Levine resigned as our principal executive officer.

Pizarro Employment Agreement

On February 15, 2008, we signed an Executive Employment Agreement with Pete Pizarro, pursuant to which Mr. Pizarro became our President, effective March 10, 2008. Effective May 20, 2008, in accordance with the Employment Agreement, Mr. Pizarro became our Chief Executive Officer, principal executive officer and Chairman of the Board of Directors. The Employment Agreement is for a four-year term, unless terminated sooner; thereafter, the Employment Agreement shall automatically renew for successive one-year terms. Under the terms of the Employment Agreement, Mr. Pizarro will receive an annual base salary of $375,000 and he may also receive an annual performance bonus of up to 100% of his base salary, based upon a written bonus plan to be approved by our Board of Directors. Mr. Pizarro was granted an option to purchase 3,122,000 shares of our common stock. The option has a four-year term (with the shares vesting monthly) and an exercise price equal to $3.07 per share. Mr. Pizarro was also granted a stock award of 750,000 restricted common shares on February 15, 2008 which shares will vest monthly over a three-year period. The restricted common shares began to vest on March 10, 2008, the date Mr. Pizarro became our president and began providing services to us. Mr. Pizarro also received a signing bonus in the amount of $450,000 during the quarter ended June 30, 2008.

In the event the Employment Agreement is terminated by the Company without Cause (as defined therein), Mr. Pizarro will be entitled to two years of severance pay, including benefits, promptly (but not later than 30 days) following termination. Mr. Pizarro will be entitled to the same severance pay if he is terminated without Cause or he resigns within twelve months of a “Change in Control” as defined in the Employment Agreement.

Amendment to Chief Financial Officer’s Employment Agreement

Effective February 28, 2008, we amended our Chief Financial Officer’s employment agreement to provide him a base salary of $250,000, potential future accelerated vesting of previously granted options, severance compensation for termination under certain circumstances and a $50,000 signing bonus.

Payments to Desca Minority Interest Members

Based on the earn-out provisions contained in the preferred unit purchase agreement we entered into on October 2, 2007 in connection with the acquisition of Desca, during the six months ended June 30, 2008, we accrued $500,000 of expense, which was paid in July 2008. This amount has been included in general and administrative expense for the six months ended June 30, 2008 in the accompanying condensed consolidated statements of operations.

Foreign Operations

Our operations in various geographic regions expose us to risks inherent in doing business in each of the countries in which we transact business. Operations in countries other than the United States are subject to various risks peculiar to each country. With respect to any particular country, these risks may include:

•	Expropriation and nationalization of our assets or of our customers in that country;

•	Political and economic instability;

•	Civil unrest, acts of terrorism, force majeure, war or other armed conflict;

•	Natural disasters including those related to earthquakes, hurricanes, tsunamis and flooding;

•	Inflation;

•	Currency fluctuations, devaluations, conversion and expropriation restrictions;

•	Confiscatory taxation or other adverse tax policies;

•	Governmental activities that limit or disrupt markets, payments, or limit the movement of funds;

•	Governmental activities that may result in the deprivation of contract rights; and

•	Trade restrictions and economic embargoes imposed by the United States and other countries.

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

On February 5, 2003, Venezuela imposed currency controls and created the Commission of Administration of Foreign Currency (“CADIVI”) with the task of establishing detailed rules and regulations and generally administering the exchange control regime. These controls fix the exchange rate between the Bolivar and the U.S. dollar, and restrict the ability to exchange Bolivars for dollars and vice versa. We are unable to predict the impact of the currency controls on us because the CADIVI has not issued final regulations. The near-term effect has been to restrict our ability to repatriate funds from Venezuela in order to meet our cash requirements. In particular, the currency controls in Venezuela have restricted our ability to make payments to certain vendors in U.S. dollars, causing us to borrow money to meet these obligations and to be subject to credit holds, which have caused delays in the delivery of customer orders thus delaying or causing the loss of sales.

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

On January 22, 2008, an action was commenced against Latin Node, Inc. in the 11th Judicial Circuit in and for Miami-Dade County, Florida, by Juan Pablo Vasquez, Olivia de la Salas, and Gloria Vasquez, former employees of Latin Node, Inc. (the “Plaintiffs”). The Plaintiffs were terminated with “cause” by Latin Node and have brought an action for breach of contract. The Plaintiffs seek damages (including but not limited to severance pay and compensation for accrued but unused vacation pay), together with attorneys’ fees. Latin Node has filed an assignment for the benefit of creditors, as noted below, that is expected to discharge any liability associated with such legal proceedings.

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

The internal investigation has preliminarily revealed certain payments from Latin Node prior to our acquisition of Latin Node that appear to have been made in violation of the FCPA. We have voluntarily reported these potential violations to the SEC, the

United States Department of Justice, and the Federal Bureau of Investigation and continue to cooperate fully and maintain communication with these agencies regarding this matter. Based on the preliminary results of the internal investigation of the FCPA matter, Latin Node and/or eLandia may be subject to fines and penalties assessed by governmental authorities, and has incurred substantial expenses associated with investigating the FCPA matter, responding to government inquiries and other matters arising from the acquisition of Latin Node. On April 3, 2008, the Department of Justice issued a subpoena requesting certain information from us in connection with our investigation of the FCPA matter. The investigation of the FCPA matter has not been completed, and accordingly, there is no assurance that additional adjustments, which could be material, will not be necessary.

We have also discovered that one of Latin Node’s primary telecommunications vendors has disputed the amounts owed to it by Latin Node, claiming that it was underpaid by approximately $4.4 million. The vendor terminated its contract with Latin Node effective as of November 2, 2007. Latin Node has filed an assignment for the benefit of creditors, as noted below, that is expected to discharge any liability associated with any related claims.

Given the above facts and circumstances, we have recorded a reserve in our condensed consolidated financial statements during the year ended December 31, 2007 related to the possible outcome of these matters.

Assignment for the Benefit of Creditors – Latin Node

On June 12, 2008, Latin Node filed for an assignment for benefit of creditors in the 11th Judicial Circuit in and for Miami-Dade County, Florida (case no. 08-33495 CA11). As part of this proceeding, all of the assets of Latin Node were transferred to Michael Phelan, Esq., assignee. On July 17, 2008, all of these assets were sold to the highest bidder, Business Telecommunications Services, Inc. (“BTS”). Since we were the principal creditor of Latin Node, we had the right to receive all of the proceeds from such sale after the payment of the costs of administration. The immediate proceeds from the sale of these assets were used to pay administrative costs. We believe that the assignee will utilize a portion of the proceeds to offer a settlement to various unsecured creditors of Latin Node. While the amount and payment by the assignee to the unsecured creditors and to us is unknown at this time, we believe that such amount will not be significant. A final court order approving the discharge is expected within the next quarter.

Action Against Granados et al., for Indemnification

On June 27, 2008, we filed an action against Jorge Granados, former Chief Executive Officer of Latin Node, individually, and Retail Americas VoIP, LLC, a Delaware limited liability company (“RAV”), and Shutts & Bowen as escrow agent, in the 11th Judicial Circuit in and for Miami-Dade County, Florida (Case No. 08-37352 CA20). An Amended Complaint was later filed, and all Defendants were served, on July 9, 2008. The Amended Complaint against Defendants Granados and RAV asserts claims for (i) contractual indemnification, (ii) breach of contract, (iii) breach of the obligation of good faith and fair dealing, (iv) fraud, (v) fraudulent inducement, (vi) unjust enrichment, and (vii) specific performance against the escrow agent.

These counts arise out of the transaction where we purchased 80% of the equity (8 million preferred shares) of Latin Node for $20 million pursuant to a preferred stock purchase agreement. The essence of the Amended Complaint is that, with respect to the business operations of Latin Node, Defendants Granados and RAV failed to disclose as part of the preferred stock purchase agreement that (i) Latin Node had made payments to various parties in violation of the Foreign Corrupt Practices Act and (ii) one of Latin Node’s vendors claimed that it was owed $4.4 million.

To secure, in part, RAV’s indemnification obligations under the preferred stock purchase obligations, affiliated entities of the three members of RAV agreed to escrow with a third party, among other things, 375,000 shares of our common stock which represented the cumulative amount of restricted shares which were issued to them in connection with our acquisition of a majority ownership of Latin Node. The final count of the Amended Complaint is for specific performance with respect to our demand of the escrow agent to return these shares of our common stock.

General Legal Matters

The Company, from time to time, is involved in legal matters arising in the ordinary course of business. While management believes that such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which the Company is or could be involved in litigation, will not have a material adverse effect on our business, financial condition or results of operations.

Customer and Vendor Concentrations

For the three months ended June 30, 2008, approximately 12% of our revenues came from a single customer.

For the three and six months ended June 30, 2008, approximately 44% and 51% of our cost of revenue for product sales, respectively, was purchased from a single vendor. At June 30, 2008, the amount due to this vendor was approximately 42% of our total accounts payable.

The currency controls in Venezuela have restricted our ability to make payments to this vendor in U.S. dollars, causing us to be subject to credit holds, which has caused delays in the delivery of customer orders thus delaying or causing the loss of sales. In July 2008, we provided our subsidiary in Venezuela a standby-by letter of credit in the approximate amount of $5.0 million for the benefit of this vendor allowing it to accept approximately $12.0 million of purchase orders. While we believe that alternative sources of these products are available, we have yet to identify sources other than this vendor that has the ability to deliver these products to us. The loss of this vendor could result in a disruption of our operations.

At June 30, 2008, we did not have any customers that accounted for more than 10% of our gross accounts receivable. At December 31, 2007, approximately 10% of our gross accounts receivable was due from a single customer.

NOTE 16 – Stockholders’ Equity

Series A Convertible Preferred Stock

Effective June 30, 2008, SIBL converted the aggregate principal amount of $30,300,000 outstanding under two convertible promissory notes dated February 16, 2007 and June 25, 2007. The convertible promissory notes were converted into 6,060,000 shares of our Series A Preferred Stock and, simultaneously, all of such 6,060,000 shares of Series A Preferred Stock were converted into 6,060,000 shares of our common stock, at a conversion price of $5.00 per share (see Note 14). As a result of these conversions, we no longer have any shares of preferred stock issued and outstanding to SIBL or its affiliates.

Preferred Stock Purchase Agreement – Series B

Effective November 21, 2007, we entered into a Preferred Stock Purchase Agreement with SIBL, pursuant to which SIBL agreed to purchase, for an aggregate purchase price of $35,000,000 (i) up to 5,185,185 shares of our Series B Preferred Stock; and (ii) warrants granting to SIBL, and/or its assignees, the right to purchase up to 3,638,000 shares of our common stock at an exercise price of $0.001 per share. During the fourth quarter of 2007, SIBL purchased 4,740,741 shares of our Series B Preferred Stock at $6.75 per share resulting in net proceeds of $29,316,769 (gross proceeds of $32,000,000 less of offering costs of $2,683,231). During February and March 2008, we received the remaining $3,000,000 aggregate gross proceeds in exchange for the issuance to SIBL of 444,444 shares of Series B Preferred Stock at a price of $6.75 per share.

Effective February 20, 2008, we entered into the Second Preferred Stock Purchase Agreement (“Second Preferred Stock Agreement”) pursuant to which SIBL agreed to purchase from us for an aggregate purchase price of $40,000,000 (i) up to 5,925,926 shares of our Series B Preferred Stock and (ii) warrants granting to SIBL, and/or its assignees, the right to purchase up to 4,158,000 shares of our common stock. The shares of Series B Preferred Stock are, at the option of SIBL, convertible, in whole or in part, into shares of our common stock at a conversion price of $6.75 per share. The warrants are exercisable by SIBL and its assigns for seven years and have an exercise price of $0.001 per share. The proceeds received by us pursuant to the purchase agreement are to be used to make acquisitions and for general working capital needs.

In accordance with Accounting Principles Board Opinion 14, the effective conversion price embedded in the Series B Preferred Stock was $6.48 per share, based upon the allocation of proceeds from this transaction to the fair value of the Series B Preferred Stock and the relative fair value of the warrants issued. The conversion option was not deemed to be beneficial because the effective conversion price of $6.48 per share exceeded the closing market price of the stock on the commitment date of $0.40 per share.

The fair value of the warrants issued to SIBL was valued using the Black-Scholes pricing model at $0.40 each utilizing the following assumptions:

Contractual term	7 years
Expected Volatility	67%
Risk-free interest rate	4.29%
Expected Dividend Yield	0.0%
Exercise price	$0.001
Market price	$0.40

Pursuant to the terms of a First Amendment to the Preferred Stock Purchase Agreement executed February 29, 2008, SIBL accelerated the funding of $8 million (net proceeds of $7,701,803 after offering costs) under the purchase agreement through the purchase of 1,185,185 shares of Series B Preferred Stock and the warrants to purchase 4,158,000 of our common stock on February 28, 2008. The warrants have an aggregate fair value of $1,663,200 and a relative fair value of $1,596,805. We used the proceeds of this funding to pay Laurus for our purchase of Latin Node’s debt of approximately $7 million, and the balance was for general working capital needs.

As of June 30, 2008, SIBL has funded the remaining $32,000,000 of the Second Preferred Stock Agreement through the purchase of 4,740,741 shares of our Series B Preferred Stock at $6.75 per share resulting in net proceeds of $31,750,000 (gross proceeds of $32,000,000 less offering costs of $250,000).

SIBL also agreed to purchase, during the 90-day period following December 31, 2008, an additional $20 million of Series B Preferred Stock at $6.75 per share, along with warrants to purchase up to 2,079,111 shares of our common stock at an exercise price of $0.001 per share (the “Additional Funding”). To the extent we receive, prior to December 31, 2008, any supplemental equity investments or bona fide commitments for such investments from parties other than SIBL and its affiliates, SIBL’s obligation in respect of the Additional Funding shall be reduced on a dollar-for-dollar basis. As of June 30, 2008, the Additional Funding has been reduced by approximately $4.2 million as a result of SIBL’s purchase of our common stock from certain shareholders.

Pursuant to the terms of both SIBL Purchase Agreements, we entered into a Registration Rights Agreement with SIBL pursuant to which we agreed to prepare and file a registration statement with the SEC upon ninety days prior written notice from SIBL. The Registration Statement will register the resale of the shares of common stock issuable upon conversion of the Series B Preferred Stock and exercise of the related warrants.

Effective June 30, 2008, SIBL converted an aggregate of 11,111,111 shares of Series B Preferred Stock into 11,111,111 shares of our common stock at a conversion price of $6.75 per share. These shares represent all of the shares of Series B Preferred Stock acquired by SIBL pursuant to preferred stock purchase agreements dated November 21, 2007 and February 20, 2008, as amended.

Common Stock Issuances

In March 2008, SIBL and its assignees exercised 4,158,000 warrants to purchase our common stock at $0.001 per share. As a result, we issued 4,158,000 common shares in consideration for $4,158.

Also as noted above, on June 30, 2008, we issued 11,111,111 shares of common stock to SIBL in connection with the conversion of 11,111,111 shares of Series B Preferred Stock, at a conversion price of $6.75 per share.

Effective June 30, 2008, SIBL converted 6,060,000 shares of our Series A Preferred Stock into 6,060,000 shares of our common stock, at a conversion price of $5.00 per share (see Note 14).

During the quarter ended June 30, 2008, in connection with the 750,000 restricted common shares granted to Mr. Pizarro under his Employment Agreement, 62,500 shares of the restricted common stock were vested and issued to him (see Note 18).

During the quarter ended June 30, 2008, we issued 20,298 shares of our common stock to the Board of Directors, valued at $65,763, for services provided. Accordingly, we recorded $65,763 of compensation expense in the accompanying condensed consolidated statement of operations during the six months ended June 30, 2008.

Common Stock Purchase Warrants

As described above, in connection with the Second Preferred Stock Agreement, we issued SIBL and its assignees warrants to purchase up to 4,158,000 shares of our common stock at an exercise price of $.001 per share. These warrants were exercised by SIBL in March 2008.

We accounted for the issuance of the warrants in accordance with the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). We determined that the warrants do not feature any characteristics permitting net cash settlement by the holders. Accordingly, they have been recorded in additional paid in capital in the accompanying unaudited interim condensed consolidated balance sheet as of June 30, 2008.

A summary of warrant activity for the six months ended June 30, 2008 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2008	414,259	$4.641
Granted	4,158,000	0.001
Exercised	(4,158,000)	0.001

Outstanding at June 30, 2008	414,259	$4.641

Weighted Average Fair Value Granted During the Period		$0.35

NOTE 17 – Income Taxes

At December 31, 2007, we had net operating loss carryovers for United States income tax purposes of approximately $50,808,476 which expire through 2027 and foreign net operating loss carryovers of approximately $6,084,571 of which $4,575,335 will expire through 2013 and approximately $1,509,236 have no expiration date. Approximately $13,809,711 of the U.S. losses is subject to limitation under Internal Revenue Code Section 382. As of December 31, 2007, $56,842,798 of our loss carryovers are offset by valuation allowances.

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

There have not been any material changes in our liability for unrecognized tax benefits, including interest and penalties, during the six months ended June 30, 2008. We do not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

NOTE 18 – Share Based Payments

Stock Options

During January 2008, in accordance with agreements reached with our former Chief Executive Officer and our former General Counsel and Senior Vice President, the Board of Directors approved a modification to the exercise price and vesting dates for certain options.

On January 23, 2008, the exercise price of 25,000 options outstanding to our former General Counsel and Senior Vice President was increased to $4.17 per share and such options became fully exercisable on that date. The fair market value of the Company’s common stock on the date of modification was $.35 per share. The weighted-average grant date fair value of the modified options utilizing the original exercise prices was $.13 per share. The weighted-average grant date fair value of the modified options utilizing the modified exercise price was zero. Assumptions relating to the estimated fair value of these stock options on the date of modification, which the Company estimated using the Black-Scholes option pricing model are as follows: risk-free interest rate of 3.01%; expected dividend yield of zero percent; expected option life of six months; and volatility of 79%. The Company recorded $61,459 as compensation expense during the six months ended June 30, 2008 related to the incremental fair value and additional acceleration charge due to the modification. The 25,000 options expired unexercised in July 2008.

On January 29, 2008, the exercise price of 212,067 options outstanding to our former Chief Executive Officer was increased to $4.17 per share and such options became fully exercisable on that date. The fair market value of the Company’s common stock on the date of modification was $.29 per share. The weighted-average grant date fair value of the modified options utilizing the original exercise prices was $.10 per share. The weighted-average grant date fair value of the modified options utilizing the modified exercise price was zero. Assumptions relating to the estimated fair value of these stock options on the date of modification, which the Company estimated using the Black-Scholes option pricing model are as follows: risk-free interest rate of 3.23%; expected dividend yield of zero percent; expected option life of three months; and volatility of 79%. The Company recorded $506,108 as compensation expense during the six months ended June 30, 2008 related to the incremental fair value and additional acceleration charge due to the modification. The 212,067 options expired unexercised in April 2008.

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

In March 2008, we granted options to purchase 3,122,000 shares of our common stock at an exercise price of $3.07 per share to Pete Pizarro, our President and Chief Executive Officer, and we granted options to purchase 1,000,000 shares of our common stock at an exercise price of $3.07 per share to other executives. The fair value of the underlying common stock at the date of grant was $0.75 per share based upon the closing trading price on the date of grant. The options have a ten year contractual term and vest over a period of four years. Assumptions relating to the estimated fair value of these stock options on their date of grant, which we estimated using the Black-Scholes pricing model are as follows: risk-free interest rate of 3.74%; expected dividend yield of zero percent; expected option life of six years; and volatility of 66%. The aggregate grant date fair value of the awards amounted to $1,030,500. We recorded stock based compensation expense during the six months ended June 30, 2008 of $75,141 related to the vested awards.

During the second quarter of 2008, we granted options to purchase 1,045,000 shares of our common stock at a weighted average exercise price of $3.09 per share to certain employees and Directors. The weighted average fair value of the underlying common stock at the date of grant was $2.95 per share based upon the closing trading price on the date of grant. The options have a ten year contractual term and vest over a period of four years. Assumptions relating to the estimated fair value of these stock options on their date of grant, which we estimated using the Black-Scholes pricing model are as follows: risk-free interest rate of 4.5%; expected dividend yield of zero percent; expected option life of six years; and volatility of 67%. The aggregate grant date fair value of the awards amounted to $1,936,900. We recorded stock based compensation expense during the six months ended June 30, 2008 of $26,185 related to the vested awards.

A substantial majority of the stock options still subject to vesting as of June 30, 2008 have been granted to certain officers and key employees that are expected to fully vest. The remaining stock options granted to employees are expected to have a forfeiture rate of approximately 10%.

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

A summary of stock option activity for the six months ended June 30, 2008 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2008	1,412,200	$3.18
Granted	5,167,000	3.07
Canceled	(811,200)	3.18

Balance at June 30, 2008	5,768,000	$3.09	9.7	$—

Exercisable at June 30, 2008	220,125	$3.08	0.1	$—

The weighted-average grant date fair value of options granted during the six months ended June 30, 2008 is $1.14. Total compensation cost recognized for the three and six months ended June 30, 2008 for stock options granted to employees amounted to $175,552 and $833,896, respectively. Total unamortized compensation expense related to unvested stock options at June 30, 2008 amounted to $4,027,195 and is expected to be recognized over a weighted average period of 9.7 years.

Restricted Stock Awards

On March 10, 2008, we granted 750,000 restricted common shares to our current President and Chief Executive Officer. The restricted shares vest monthly over a three-year period. The fair value of the common stock at the date of grant was $0.75 per share based upon our closing market price on the date of grant. The trailing 30-day trading price of our common stock as of the date of grant was $0.37 per share. The aggregate grant date fair value of the award amounted to $562,500, which will be recognized ratably as compensation expense over the vesting period. We recorded $46,875 and $57,292 of compensation expense during the three and six months ended June 30, 2008, respectively, with respect to this award. Total unrecognized compensation expense related to unvested stock awards at June 30, 2008 amounts to $505,208 and is expected to be recognized over a weighted average period of 2.6 years.

A summary of the restricted stock award activity for the six months ended June 30, 2008 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Contractual Term	Aggregate Intrinsic Value
Unvested Outstanding at January 1, 2008	—	$—	—	$—
Granted	750,000	0.75	3.0	—
Vested	(62,500)	0.75	3.0	—

Unvested Outstanding at June 30, 2008	687,500	$0.75	3.0	$—

NOTE 19 – Segment Information

Effective April 1, 2008, we changed our segment reporting. We now operate in, and will report financial information for the following three segments: Latin America, South Pacific and Corporate. These segments reflect the manner in which we now manage our operations. Prior periods have been restated to reflect the new segment reporting structure.

Discontinued operations are comprised of the operations of Latin Node, which were classified as discontinued effective January 2008.

Below is a summary of the results by segment for the six months ended June 30, 2008 and identifiable assets as of June 30, 2008:

	Latin America	South Pacific	Discontinued Operations	Corporate Office	Consolidated
For the Six Months Ended June 30, 2008
Revenue	$48,125,412	$28,111,875	$—	$—	$76,237,287
Depreciation and Amortization	753,355	1,414,994	—	7,431	2,175,780
Amortization of Intangible Assets	1,004,413	889,535	—	—	1,893,948
Net Interest Expense	(963,704)	(355,448)	—	(2,032,895)	(3,352,047)
Minority Interest Expense	(500,420)	(50,445)	—	—	(550,865)
Loss from Discontinued Operations	—	—	(12,059,202)	—	(12,059,202)
Net Loss	(11,398,475)	(816,190)	(12,059,202)	(12,883,362)	(37,157,229)
As of June 30, 2008
Identifiable Assets	$90,169,005	$44,430,193	$2,096,807	$28,305,753	$165,001,758

Below is a summary of the results by segment for the three months ended June 30, 2008:

	Latin America	South Pacific	Discontinued Operations	Corporate Office	Consolidated
For the Three Months Ended June 30, 2008
Revenue	$19,779,060	$14,390,441	$—	$—	$34,169,501
Depreciation and Amortization	368,168	721,217	—	4,729	1,094,114
Amortization of Intangible Assets	138,442	444,768	—	—	583,210
Net Interest Expense	(371,478)	(300,202)	—	(537,735)	(1,209,415)
Minority Interest Expense	(739,903)	(186,341)	—	—	(926,244)
Loss from Discontinued Operations	—	—	(4,023,488)	—	(4,023,488)
Net Loss	(8,634,431)	(706,990)	(4,023,488)	(8,783,216)	(22,148,125)

Below is a summary of the results by segment for the six months ended June 30, 2007 and identifiable assets as of December 31, 2007:

	Latin America	South Pacific	Discontinued Operations	Corporate Office	Consolidated
For the Six Months Ended June 30, 2007
Revenue	$—	$28,112,248	$—	$—	$28,112,248
Depreciation and Amortization	—	1,350,258	—	8,950	1,359,208
Amortization of Intangible Assets	—	889,534	—	—	889,534
Net Interest Expense	—	(343,795)	—	(937,143)	(1,280,938)
Minority Interest Expense	—	(514,895)	—	—	(514,895)
Loss from Discontinued Operations	—	—	(20,612,756)	—	(20,612,756)
Net Income (Loss)	—	332,330	(20,612,756)	(2,026,537)	(22,306,963)
As of December 31, 2007
Identifiable Assets	89,860,437	41,965,794	24,008,741	3,163,678	158,998,650

Below is a summary of the results by segment for the three months ended June 30, 2007:

	Latin America	South Pacific	Discontinued Operations	Corporate Office	Consolidated
For the Three Months Ended June 30, 2007
Revenue	$—	$14,510,583	$—	$—	$14,510,583
Depreciation and Amortization	—	703,585	—	2,374	705,959
Amortization of Intangible Assets	—	444,767	—	—	444,767
Net Interest Expense	—	(178,957)	—	(475,394)	(654,351)
Minority Interest Expense	—	(300,706)	—	—	(300,706)
Loss from Discontinued Operations	—	—	(20,623,432)	—	(20,623,432)
Net Income (Loss)	—	23,508	(20,623,432)	(1,970,934)	(22,570,858)

NOTE 20 – Fair Value Measurements

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

NOTE 21 – Subsequent Events

Acquisition of Transistemas

Effective July 1, 2008, we acquired all of the common stock of Transistemas S. A. (“Transistemas”) for an aggregate purchase price of $2,600,000 in cash and 433,333 shares of our common stock. Transistemas operates in Argentina as a network solution provider and system integrator. We acquired Transistemas to further our expansion plans in Latin America and increase shareholder value. The acquisition will be accounted for in the third quarter of 2008 using the purchase method in accordance with SFAS No. 141, “Business Combinations”. Accordingly, the net assets will be recorded at their estimated fair values, and operating results will be included in our consolidated financial statements from the date of acquisition. The purchase price will be allocated on a preliminary basis using information currently available. The allocation of the purchase price to the assets and liabilities acquired is expected to be finalized during the fourth quarter of 2008, as we obtain more information regarding asset valuations, liabilities assumed and revisions of preliminary estimates of fair values made at the date of purchase. We will retain an independent appraiser to complete a valuation of the purchase price allocation in accordance with SFAS No. 141.

On July 3, 2008, Transistemas paid a $2,306,852 dividend to the selling stockholders, in accordance with the terms and conditions of the purchase agreement.

$40 Million Bridge Loan

On July 21, 2008, we entered into a credit agreement with SIBL (the “Bridge Loan Agreement”), pursuant to which SIBL will provide a loan to us in the principal amount of up to $40 million. The loan will be made available pursuant to a draw schedule providing for weekly disbursements of $3 million each (other than the December 3, 2008 disbursement which will be for $4 million) commencing on September 12, 2008 through December 3, 2008. The loan will accrue interest at the prime rate plus 2% and will mature on July 1, 2010. Payments of interest only are payable on a quarterly basis and, except as described below, the outstanding principal amount of the loan is due on the maturity date.

The proceeds of the loan made under the Bridge Loan Agreement are to be used solely for the following purposes: (i) to build up and/or acquire technology infrastructure and related services in Latin America, (ii) to make acquisitions of other businesses or assets and (iii) for our general working capital needs. Our obligation under the Bridge Loan Agreement is secured by a subordinated pledge on the securities of certain of our subsidiaries that are domiciled in the South Pacific region. Certain of our domestic subsidiaries that serve as holding companies for our South Pacific operations have also guaranteed our obligations under the Bridge Loan Agreement.

The maximum loan amount under the Bridge Loan Agreement will be reduced by the amount of net cash proceeds we may receive from the sale of some or all of our operations and other assets in the South Pacific (the “South Pacific Assets”). In the event that we sell any of the South Pacific Assets prior to the maturity date, we are obligated to use 100% of the net cash proceeds received by us from such sale to make mandatory prepayments of the loan outstanding under the Bridge Loan Agreement. In addition, at the maturity date and provided that we have then sold all or substantially all of the assets owned by AST or sold all of our equity interests in AST, we may elect to convert the balance of the loan under the Bridge Loan Agreement into shares of our common stock at a conversion price of $3.97 per share, subject to certain adjustments. Otherwise, we are required to pay the outstanding loan amount at the maturity date.

Warrant Exercises

On July 11, 2008, warrants to purchase 96,875 shares of our common stock at an exercise price of $.001 per share were exercised resulting in proceeds of $97 and, accordingly, the issuance of 96,875 shares of common stock.

Sale of Queensland Operation

In July 2008, in connection with the restructuring of certain of our Pacific Island Nation operations, we sold our operations located in Queensland, Australia for approximately $1.2 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note About Forward Looking Statements

This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which are based on management’s exercise of business judgment, as well as assumptions made by and information currently available to management. When used in this document, the words “may”, “will”, “anticipate”, “believe”, “estimate”, “expect”, “intend” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as described in eLandia International Inc.’s (“eLandia”), Annual Report on Form 10-K/A filed with the U.S. Securities and Exchange Commission (“SEC”) on May 20, 2008. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. We undertake no obligation, and do not intend, to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrence of any unanticipated events. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

Overview

eLandia provides information technology (“IT”) products and services including consulting services, network integration services, managed infrastructure services and communication services, in emerging markets including Latin America and the South Pacific, including American Samoa.

We currently offer a broad range of technology products, services and solutions including consulting services, network integration services, managed infrastructure services and communication services. In support of our broad range of offerings we currently hold more than forty certifications and specializations in the various markets that we serve. We also maintain the designation of Gold Certified Partner with both Cisco Systems, Inc. (“Cisco”) and Microsoft Corporation as well as representations from more than twenty technology providers.

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

Recent Developments

The following is a summary of the significant developments that have occurred since January 1, 2008:

•	Conversion of SIBL Loan and Preferred Stock

Effective June 30, 2008, Stanford International Bank, Ltd., (“SIBL”) converted an aggregate of 11,111,111 shares of Series B Preferred Stock into 11,111,111 shares of our common stock. These represent all of the shares of Series B Preferred Stock acquired by SIBL pursuant to preferred stock purchase agreements dated November 21, 2007 and February 20, 2008, as amended. In addition, and also effective June 30, 2008, SIBL converted the aggregate principal amount of $30,300,000 outstanding under two convertible promissory notes dated February 16, 2007 and June 25, 2007. The convertible promissory notes were converted into 6,060,000 shares of our Series A Convertible Preferred Stock (the “Series A Preferred Stock”) and, simultaneously, all of such 6,060,000 shares of Series A Preferred Stock were converted into 6,060,000 shares of our common stock. In addition, accrued interest payable on the convertible notes in the amount of $4,109,775 was forgiven by SIBL. As a result of these conversions, we no longer have any shares of preferred stock issued and outstanding to SIBL or its affiliates.

•	$40 Million Bridge Loan from SIBL

On July 21, 2008, we entered into a credit agreement with SIBL pursuant to which SIBL will provide a loan to us in the principal amount of up to $40 million (the “Bridge Loan Agreement”). The loan will be made available pursuant to a draw schedule providing for weekly disbursements of $3 million each (other than the December 3, 2008 disbursement which will be for $4 million) commencing on September 12, 2008 through December 3, 2008. The loan will accrue interest at the prime rate plus 2% and will mature on July 1, 2010. Payments of interest only are payable on a quarterly basis and the outstanding principal amount of the loan is due on the maturity date.

•	Acquisition of Transistemas

On July 1, 2008, we completed the acquisition of 100% of the outstanding equity interests of Transistemas S.A. (“Transistemas”). Transistemas operates in Argentina as a network solution provider and system integrator. We acquired Transistemas for an aggregate purchase price of $2,600,000 in cash and 433,333 shares of our common stock. On July 3, 2008, Transistemas paid the selling stockholders a $2,306,852 dividend, in accordance with the terms and conditions of the purchase agreement.

•	Assignment for the Benefit of Creditors of Latin Node

On June 12, 2008, our majority-owned subsidiary, Latin Node, Inc. (“Latin Node”), filed for an assignment for benefit of creditors in the 11th Judicial Circuit in and for Miami-Dade County, Florida (case no. 08-33495 CA11). As part of this proceeding, all of the assets of Latin Node were transferred to Michael Phelan, assignee. On July 17, 2008, all of these assets were sold to the highest bidder, Business Telecommunications Services, Inc. (“BTS”). Since we were the principal creditor of Latin Node, we had the right to receive all of the proceeds from such sale after the payment of the costs of administration. The immediate proceeds from the sale of these assets were used to pay administrative costs. We believe that the assignee will utilize a portion of the proceeds to offer a settlement to various unsecured creditors of Latin Node. While the amount and payment by the assignee to the unsecured creditors and to us is unknown at this time, we believe that such amount will not be significant. A final court order approving the discharge is expected within the next quarter.

•	American Samoa Undersea Cable Transaction

On May 22, 2008, Elandia Technologies, Inc., our wholly-owned subsidiary (“ETI”), entered into two limited liability company agreements relating to the redeployment and operation of an undersea fiber optic cable system to provide telecommunications services to American Samoa.

ETI owns 26 2/3 % of the equity interests in American Samoa Hawaii Cable, LLC, a Delaware limited liability company (“ASHC”), which was formed to acquire, maintain and operate a portion of the Pac-Rim East undersea fiber optic cable that runs between New Zealand and Hawaii (the “PRE Cable”) and to redeploy a portion of the PRE Cable from Pago Pago, American Samoa to Keawaula, Oahu, Hawaii (the “ASH Cable”) and to redeploy, subject to business justification, of a portion of the PRE Cable from Pago Pago, American Samoa to Apia, Independent State of Samoa (the “ISS Cable”). The cost of acquisition, construction and related costs of the project are estimated at $24 million. The acquisition of the PRE Cable and its redeployment will be funded by third party financing and contributions by the American Samoa Government, which is also a member of ASHC. Operation and maintenance of the ASH Cable will be funded primarily through telecommunications services contracts. AST Telecom, LLC (“AST”), our wholly-owned subsidiary that provides telecommunication services in American Samoa, has contractually committed to utilizing a portion of the fiber optic cable capacity to be provided by the ASH Cable.

On May 22, 2008, ASHC entered into a Purchase and Sale Agreement for the ASH Cable, which provides for the purchase of the redeployed and fully operational ASH Cable by ASHC during 2009.

On August 8, 2008, ETI purchased the 26 2/3 % membership interests of another partner in ASHC for an aggregate cash consideration of $600,000, of which $250,000 of the consideration is for services to be provided by the former partner to facilitate the redeployment of the PRE Cable.

•	Reduction in $20 Million Tranche of Stanford’s Obligation

Under the Preferred Stock Purchase Agreement entered into effective February 20, 2008 with SIBL, as amended, SIBL agreed to purchase, during the 90-day period following December 31, 2008, an additional $20 million of Series B Preferred Stock along with warrants to purchase up to 2,079,111 shares of our common stock (the “Additional Funding”). To the extent we receive, prior to December 31, 2008, any supplemental equity investments or bona fide commitments for such investments from parties other than SIBL and its affiliates, SIBL’s obligation in respect of the Additional Funding shall be reduced on a dollar-for-dollar basis.

Pursuant to various stock purchase agreements, SIBL agreed to purchase up to $5 million of our common stock from certain shareholders (the “Selling Shareholders”). In connection with our entry into the various stock purchase agreements, we entered into a Second Amendment to Preferred Stock Purchase Agreement (the “Second Amendment”) dated April 30, 2008 pursuant to which SIBL and the Company amended the Preferred Stock Purchase Agreement to reduce the Additional Funding obligation of SIBL by the amount of the aggregate purchase price paid by SIBL to the Selling Shareholders (approximately $4 million).

•	Restructuring of the South Pacific

Effective June 30, 2008, management made the decision to restructure the operations in certain specific South Pacific Island nations (other than Fiji, Papua New Guinea and America Samoa). This is due, in part, to our shift in focusing resources on operations that have the potential for significant organic growth. Since many of these South Pacific Island nation operations do not have the economic or population base to generate high growth in IT services or solutions, we made the decision to sell and/or restructure the operations in these areas. In July 2008, we sold our operations located in Queensland, Australia for approximately $1.2 million.

Management and Organization of Operations

We anticipate that more than 75% of our revenues in 2008 will be derived from information technology operations in Latin America and that we will continue to pursue a plan for growth in Latin America. As a result, we have materially shifted our business focus from the South Pacific region to Latin America. Accordingly, our principal stockholder advised us that it supports the candidacy of directors who have substantial experience with Latin American operations and/or information technology businesses.

Given our new focus, the following four directors offered their resignations in May 2008: David Levine, Osmo Hautanen, Jai Bhagat and Winston Thompson. Each of these directors also resigned from their respective positions on the various committees on which they served. The resigned directors earned the following compensation for their services from January 1, 2008 through May 31, 2008: (a) David Levine - $274,505 (includes fees of $197,934 earned as our principal executive officer and $75,000 for his service on the Special Committee), (b) Osmo Hautanen - $89,535 (includes fees of $75,000 for his service on the Special Committee), (c) Jai Bhagat - $12,978, (d) Winston Thompson - $12,459. In addition, the resigned directors each received 3,382 restricted shares as a stock award for such services through May 2008.

Effective May 28, 2008, Dr. M. Lewis Temares was elected to the Board by action of the Board.

On February 15, 2008, we entered into an Executive Employment Agreement (the “Employment Agreement”) with Pete R. Pizarro, pursuant to which Mr. Pizarro serves as our President, effective March 10, 2008. Effective May 20, 2008, in accordance with the Employment Agreement, Mr. Pizarro became our Chief Executive Officer, principal executive officer and Chairman of the Board of Directors.

In connection with the hiring of senior management and the repositioning of certain capital instruments, our Board of Directors conducted a thorough evaluation of our operating and geographic segments to ensure our resources were being used in the most efficient manner and were contributing toward the maximization of shareholder value. This process resulted in our decision to restructure operations in certain South Pacific Island nations (other than Fiji, Papua New Guinea and American Samoa). In addition, this process, along with the results of our internal investigation of certain FCPA matters, resulted in the decision to sell, or otherwise dispose, of Latin Node, Inc. (“Latin Node”). Latin Node was classified as a discontinued operation on January 28, 2008 and, on June 12, 2008 filed for an assignment for benefit of creditors in the 11th Judicial Circuit in and for Miami-Dade County, Florida.

In December 2007, the Board of Directors approved management’s proposal to dispose of AST, which is one of our subsidiaries that principally conducts operations in American Samoa providing wireless coverage and Internet access. Based on a written agreement with a prospective buyer, we expected to complete the disposition within one year from the date of such approval. As such, the results of these activities were classified as discontinued operations as of December 31, 2007. The proposed sale did not occur and during the quarter ended June 30, 2008, we determined that AST no longer met the requirements for classification as an asset held for sale and accordingly, as of June 30, 2008, AST was reclassified to continuing operations.

Our global headquarters are located in Coral Gables, Florida where our parent company, eLandia, and its subsidiaries perform administrative functions, but do not presently conduct revenue generating operations. Our discontinued operations during 2007 and 2008 represent Latin Node, as explained elsewhere.

Our analysis presented below is organized to provide the information we believe will be useful for understanding the relevant trends going forward; however, this discussion should be read in conjunction with our most recent Annual Report on Form 10-K/A filed on May 20, 2008 with the SEC. Moreover, segment results presented in this item are not necessarily indicative of the results of operations these segments would have achieved had they operated as stand-alone entities during the periods presented.

Our corporate headquarters are located at 133 Sevilla Avenue in Coral Gables, Florida. Our telephone number is (305) 415-8830.

Performance Measures

In managing our operations and assessing our financial performance, we supplement the information provided by financial statement measures with several customer–focused performance metrics, including those described below:

Days Sales Outstanding, or DSO

DSO is one of the most common performance metrics used to determine the effectiveness of receivable management and an important tool in measuring liquidity. It is also an important financial indicator to the extent that it shows the age, in terms of days, of a company’s accounts receivable and the average time it takes to turn receivables into cash. DSO is calculated as: average receivables divided by sales for the period analyzed, times the number of days in the period analyzed.

Revenue Per Employee

This metric is the result of the total revenue for a period divided by the total number of employees in the business. We use revenue per employee as an efficiency and growth gauge across diverse geographic areas with differing economic conditions. Periodic changes to revenue per employee can also provide insight into total staffing requirements for any particular country in which we operate.

Services Revenue Percentage

This is a metric that measures the portion of our revenue in a given period that is derived from professional IT services and telecommunication services. We use services revenue percentage to gauge our progress toward our objective of moving toward higher margin professional services and away from lower margin traditional technology products. In addition, we use this metric to plan our operating and capital expense spending levels to ensure that we properly support the desired revenue growth.

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

Personal Computer (PC) and Server Revenue as a Percentage of Total IT Product Revenue

This metric tracks the total amount of PC and server based sales for a particular period as a percentage of total IT product sales. This metric pinpoints overall trends in our product sales business from consumer purchases to business or government based purchases. Due to the increasing pressure on our operating margins from competition, this metric is useful to determine how resources are to be allocated among our product sale vendors and our internal support staff.

Average Revenue Per User, or ARPU

This is a telecommunications industry metric that measures service revenue divided by the weighted average number of customers, divided by the number of months during the period being measured. We use ARPU to identify average revenue per customer per month, to track changes in average customer revenue over time, to help evaluate how changes in our business, including changes in our service offerings and fees, affect average revenue per customer, and to forecast future service revenue. In addition, ARPU provides a useful measure to compare our subscriber revenue to that of other wireless communications providers. We believe investors use ARPU primarily as a tool to track changes in average revenue per customer and to compare per customer service revenue to those of other wireless communications providers.

Minutes of Use, or MOU

MOU measures minutes of telecommunications services provided to customers within a specified period. MOU is a key telecommunications industry operational measurement. We believe this measurement is useful in understanding customer usage patterns as well as day of week and time of day trends. We use the MOU measurement to create services package offerings that cater to users in various target markets.

Churn

This is a telecommunications industry metric that measures customer turnover. This calculation is the result of the number of customers that disconnect from our services divided by the number of customers we had at the beginning of the period being measured. We use churn to measure customer turnover and customer retention over time and to help evaluate how changes in our business affect customer retention. In addition, churn provides management with a useful measure to compare our customer turnover activity to that of other wireless communications providers. We believe investors use churn primarily as a tool to track changes in customer retention over time and to compare our customer retention to that of other wireless communications providers.

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

On an ongoing basis, we evaluate our estimates and judgments. Areas in which we exercise significant judgment include, but are not necessarily limited to, the amount of uncollectible accounts receivable, valuation of VAT receivable, valuation of minority interest purchase price obligations, the amount to be paid for the settlement of liabilities of discontinued operations, accrued expenses, the amount allocated to contract rights, customer lists and goodwill in connection with acquisitions along with the estimated useful lives for amortizable intangible assets and property, plant and equipment, warrants granted in connection with various financing transactions, share based payment arrangements, and the percentage of completion with respect to production contacts in circumstances where the use of that accounting method is deemed to be appropriate.

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

Please refer to our Annual Report on Form 10-K/A filed on May 20, 2008 for the year ended December 31, 2007 for a discussion of our critical accounting policies. During the six months ended June 30, 2008, there were no material changes to these policies.

Results of Operations – Latin America

We provide network solutions for large and medium sized companies throughout Latin America including Venezuela, Colombia, Costa Rica, Guatemala, Mexico and other countries by offering a wide array of network and communication products and services, as well as professional consultation services regarding the design, implementation and operation of such products and services.

Latin America continues to experience robust growth. This growth is driven, in part, by higher public spending, private consumption and investment as well as strong import demand. Economic reforms, increasing political stability and rapid growth of technological infrastructure in the region have contributed to this growth and are predicted to continue to increase for the foreseeable future. Latin America has seen a surge in foreign investment and credit upgrades over the past five years as economic stability has increased substantially. Gross domestic product growth in 2008 for the Latin American region is expected to be approximately 4.9%, which, if realized, would make 2008 the sixth consecutive year of growth.

Summary of Financial Results for the Three and Six Months Ended June 30, 2008

We began offering IT and related products and services throughout Latin America on November 20, 2007. Accordingly, our unaudited condensed consolidated statements of operations include the results of operations from that date forward. As such, comparative financial information for the three and six months ended June 30, 2007 has not been presented.

The following table sets forth, for the period indicated, unaudited interim condensed consolidated statements of operations information and information from our unaudited interim condensed consolidated statements of operations expressed as a percentage of revenue.

	For the Six Months Ended June 30, 2008		For the Three Months Ended June 30, 2008
	Dollars	% of Revenue	Dollars	% of Revenue
Revenue
Product Sales	$35,070,888	72.9%	$14,328,494	72.4%
Information Technology Solutions	13,054,524	27.1%	5,450,566	27.6%

Total Revenue	48,125,412	100.0%	19,779,060	100.0%
Cost of Revenue
Product Sales	28,268,132	58.7%	11,695,755	59.1%
Information Technology Solutions	8,026,063	16.7%	2,781,668	14.1%

Total Cost of Revenue	36,294,195	75.4%	14,477,423	73.2%

Gross Profit	11,831,217	24.6%	5,301,637	26.8%
	24.6%		26.8%
Expenses
Sales, Marketing and Customer Support	10,855,202	22.6%	6,226,107	31.5%
General and Administrative	8,664,579	18.0%	6,304,225	31.9%
Depreciation and Amortization	753,355	1.6%	368,168	1.8%
Amortization – Intangible Assets	1,004,413	2.0%	138,442	0.7%

Total Expenses	21,277,549	44.2%	13,036,942	65.9%

Operating Income (Loss)	(9,446,332)	(19.6)%	(7,735,305)	(39.1)%
Interest Expense, Net	(963,704)	(2.0)%	(371,478)	(1.9)%
Other Income (Expense)	(988,438)	(2.1)%	(527,648)	(2.7)%

Net Income (Loss)	$(11,398,475)	(23.7)%	$(8,634,431)	(43.7)%

Revenue

In this operating segment, we derive revenue from IT solutions and related product sales. We generate IT solutions revenue through the sale of network solutions for large and medium sized companies by offering a wide array of network and communication products and services, as well as professional consultation services regarding the design, implementation and operation of such products and services. We generate product sales revenue through the sale of traditional technologies such as computer network hardware and software, mobility and visual communications equipment, consumables and commercial off-the-shelf software. In addition, we offer advanced technologies such as products that support unified communications, security and mobile/IP convergence.

Strong revenue during the first quarter of 2008 was a result of expansion within our existing markets including Colombia, Costa Rica and Ecuador as well as entry into new markets within Latin America such as Panama. The largest component of this growth was the significant increases in product sales (predominantly Cisco equipment) in these countries. Also contributing to the revenue growth rate was the significant increase in information technology solutions revenue. Although not necessarily 100%, there is often a correlation between the sales of equipment and services revenue as most of our customers require installation and other professional services upon their receipt of new equipment. This correlation is evidenced by the services revenue growth coming from the same geographic locations as the product growth. In addition, the sale of advanced technologies, due to its characteristics and novelty, requires a higher level of services to be provided than traditional technologies.

During the second quarter of 2008, revenue declined from Q1 2008. This decline was primarily due to several circumstances associated with networking products for the Venezuelan market purchased from Cisco, our primary vendor. First, the Venezuelan government implemented a new policy requiring certain certifications be obtained for technology products to be imported into the country in order to qualify for the official currency exchange rate of 2.15 Bolivar Fuerte to 1 U.S. dollar. This process slowed our ability to obtain U.S. dollars on a timely basis (Cisco must be paid in US dollars) and thus, when combined with the rapid growth rate of our purchases from Cisco, drove credit balances with Cisco to new levels. As a result, Cisco did not accept approximately $12 million in orders that we placed in the second quarter of 2008. The effects of this issue were primarily felt in Venezuela, where revenue decreased approximately $8.3 million in Q2 2008 from Q1 2008, primarily as a result of the deferral of the aforementioned sales ($6.9M decrease in equipment, $0.8M decrease in services and $0.6M decrease in software). In July 2008, we obtained a stand-by letter of credit in the approximate amount of $5 million for the benefit of Cisco allowing Cisco to accept the aforementioned orders.

Costs and Expenses

Cost of revenue is made up of product costs and costs associated with consulting services, network integration services and managed infrastructure services. The cost of revenue generally bears a strong correlation to the corresponding revenue due to the predominantly variable nature of the costs, although the percentage of the cost to the corresponding revenue varies depending on the source of the revenue. Product costs, as a percentage of the related revenue, generally range from approximately 55% to 70% depending on the mix of revenue generated from traditional technologies and advanced technologies during the period. Costs to provide professional and value added IT Solutions are typically about 15% of the related revenue.

Sales, marketing and customer support costs include costs associated with advertising and promoting our products and services as well as supporting the customer after the sale is complete. General and administrative expenses include corporate and back office expenses such as executive and support staff costs as well as professional fees for accounting, legal and other services. The aforementioned costs have increased substantially recently in order to support the market expansion discussed above. In addition, as we focus on the provision of services, our costs to attract, train and maintain high quality talent will increase.

Depreciation and amortization expense represents the straight line expense recognition of the costs of our fixed assets over their individual estimated useful lives. The expense has remained consistent both in amount and as a percentage of revenue.

Amortization of intangible assets represents the straight line expense recognition of the intangible assets created as a result of acquiring companies in Latin America. During the three months ended June 2008, we reallocated our purchase price which resulted in a decrease of our amortization expense in the amount of $738,636. We anticipate that amortization of intangible assets will be approximately $560,000 per quarter going forward, in addition to similar charges associated with acquisitions we may complete in the future.

Interest expense is the cost associated with our outstanding debt obligations in Latin America including lines of credit, loans from financial institutions and capital leases. The increase is a result of the higher level of total indebtedness experienced in the second quarter of 2008 as compared with the first quarter of 2008 and the fourth quarter of 2007. The average local bank borrowing cost was 17%, on average borrowings of $11.5 million and the average vendor financing borrowing cost was 6.6% on average borrowings of $6.0 million for the six months ended June 30, 2008. As days sales outstanding and foreign exchange periods lengthen, the amount of local country borrowings could increase, unless financing is provided through short-term vendor financing arrangements or parent company fundings.

Other income and expense is comprised of non-operating items such as minority interest and taxes. The components and variations are a result of the mix of financial results in the specified periods.

Performance Measures

In managing our operations and assessing our financial performance in the Latin America, we supplement financial statement information with several operational performance metrics that are used internally to manage the business.

The following table contains key operating data:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Services Revenue Percentage	28%	27%
Revenue per Employee	$35,606	$88,466
Revenue per Account Manager	$255,214	$671,517
Traditional Technology Revenue Percentage	59%	65%
Advanced Technology Revenue Percentage	41%	35%
Days Sales Outstanding (DSO)	156	124

The percentage of revenue from services revenue has remained consistent at approximately 27% during the three and six month ended June 30, 2008. We intend to use this metric to track our progress as we shift our focus toward advanced technology products and professional services and away from the lower margin traditional technology products.

Revenue per employee for the three months ended June 30, 2008 was lower than the pro-rata revenue per employee for the six months ended June 30, 2008. During the second quarter of 2008, we were staffed to support higher level of sales (including the sales deferred to the third quarter of 2008).

Revenue per account manager for the three months ended June 30, 2008 was lower than the pro-rata revenue per account manager for the six months ended June 30, 2008. As described above, during the second quarter of 2008, we were staffed to support higher level of sales (including the sales deferred to the third quarter of 2008).

Traditional technology revenue, as a percentage of total product revenue, was lower during the three months ended June 30, 2008 than for the six months ended June 30, 2008. Accordingly, advanced technology revenue made up a higher percentage of the total product revenue over the same period. This outcome is partially a result of our shift toward advanced technology products and professional services and away from the lower margin traditional technology products, but is also a result of the lower sales of Cisco traditional technology products in the second quarter of 2008 discussed above.

Results of Operations – South Pacific

We offer a broad range of IT solutions and telecommunications services in the South Pacific, with the majority of our presence located in Papua New Guinea, American Samoa and Fiji. The products and services we offer in each of these markets vary depending on the infrastructure, existing telecommunication and data communications systems and the needs of the local economy.

In Papua New Guinea and Fiji, the current population is estimated to be approximately 26 million people. Although the region has a relatively advanced telecommunications network as compared to other developing nations, the density of telephone service or mobile and Internet service remains very low. Developed infrastructures for the telecommunications systems are limited to the urban areas. We see opportunities for improving telecommunications in the major urban areas and expanding coverage to the more rural areas. In this region, we are an information solutions provider, offering Internet access service, IT solutions and technology products.

American Samoa has a population of approximately 60,000 people. Based on our market penetration and the demographics of American Samoa, we consider the wireless services, data delivery, long distance and equipment service market to be mature. We believe that future revenue in American Samoa will increase proportionally with economic improvements and, as such, we plan to expand our products and offerings and differentiate our business by further enhancing our customer service and extending our network, as well as with the operation of the underwater cable service discussed elsewhere.

Comparison of the Six Months Ended June, 2008 to the Six Months Ended June 30, 2007

The following table sets forth, for the periods indicated, unaudited interim condensed consolidated statements of operations information.

	For the Six Months Ended June 30,
	2008	2007	Change $	Change %
Revenue
Telecommunications Services	$3,754,730	$4,266,127	$(511,397)	(12.0)%
Product Sales	15,155,160	14,062,361	1,092,799	7.8%
Information Technology Solutions	9,201,985	9,783,760	(581,775)	(5.9)%

Total Revenue	28,111,875	28,112,248	(373)	(0.0)%
Cost of Revenue
Telecommunications Services	1,214,479	1,206,954	7,525	0.6%
Product Sales	13,097,389	11,724,209	1,373,180	11.7%
Information Technology Solutions	2,327,457	1,738,761	588,696	33.9%

Total Cost of Revenue	16,639,325	14,669,924	1,969,401	13.4%

Gross Profit	11,472,550	13,442,324	(1,969,774)	(14.7)%
	40.8%	47.8%		(7.0)%
Expenses
Sales, Marketing and Customer Support	5,457,660	4,972,897	484,763	9.7%
General and Administrative	5,041,862	4,840,600	201,262	4.2%
Depreciation and Amortization	1,414,994	1,350,258	64,736	4.8%
Amortization – Intangible Assets	889,535	889,534	1	0.0%

Total Expenses	12,804,051	12,053,289	750,762	6.2%

Operating Income (Loss)	(1,331,501)	1,389,035	(2,720,536)	(195.9)%
Interest Expense, Net	(355,448)	(343,795)	(11,653)	3.4%
Other Income (Expense)	870,759	(712,910)	1,583,669	(222.1)%

Net Income (Loss)	$(816,190)	$332,330	$(1,148,520)	(345.6)%

Revenue

In this operating segment, we derive revenue from IT solutions and services and related products and through the sale of telecommunications product and services. Our IT solutions include support provided to our clients by our hardware engineers, software analysts, architects, developers and staff for new or existing software, hardware, systems, or applications as well as ISP and data network infrastructure services. Sales of related products include computer hardware, communications hardware, consumables and commercial off-the-shelf software sold through our retail locations or by our direct sales force. We derive revenue from telecommunications services and products through the sale of wireless services, data delivery services, equipment sales and service and long distance toll fees that we charge other telecommunications providers who need to access our networks. In addition, since we have an eligible telecommunications carrier (“ETC”), designation and because we provide service in a rural area, we earn revenue from the Universal Service Fund (“USF”). The FCC created this fund to ensure that all Americans have access to high quality and affordable telecommunications, including low-income consumers, those living in rural areas that are costly to serve, and schools, libraries and rural health care providers.

The decrease in telecommunications services revenue is mainly attributed to the decline in long distance revenue, local postpaid revenue, and reverse toll revenue from the same period in 2007. Increased competition continues to force prices downward, which has resulted in aggressive, lower long distance rates introduced by both of our competitors. In response to the lowered rates offered by competitors, we reduced many of our top 10 destination rates to sustain our customer base. We are currently working to introduce new and creative long distance plans to regain and sustain our position in this market.

We attribute the increase in product sales revenue primarily to continued strong sales of low-end servers, PCs, peripherals and consumable products both in the retail and corporate sectors coupled with a an improvement in photocopier sales. In particular, we experienced a large corporate communication system sale in Fiji during the first quarter of 2008. While we have experienced an increase in product sales revenue, profit margins on these sales continue to erode due to the persistently competitive market place.

We attribute the decrease in IT Solutions revenue to a reduction in contracted maintenance revenue streams derived from mid-range system maintenance. A portion of this reduction in maintenance revenue can be attributed to a major bank that upgraded their core computer system with a lower cost solution in 2007. The newer, upgraded systems required a less comprehensive maintenance contract, yielding lower revenue in the current year. In addition, in connection with the upgrade by the major bank, certain programming and analysis projects were delayed until the second half of 2008.

Costs and Expenses

The cost of revenue from telecommunications services is consistent with the same period last year despite the decrease in revenue over the same time periods. This is a result of the cost of long distance services in connection with terminating toll costs to the local inter-exchange carrier and an increase in Carrier Access Billing System costs to the local exchange carrier. In addition, we experienced increased costs associated with higher long distance rates charged by one of our carriers. Partially offsetting this increase were lower cell site repairs and maintenance costs. We are currently negotiating more favorable pricing with our existing carriers.

The increase in cost of revenue from product sales is largely correlated to the increase in product sales revenue but also reflects the continued margin pressure we have been experiencing. As discussed above, we anticipate there will continue to be pressure on profit margins from product sales and we will continue to pursue the strategic adjustment to focus on IT solutions rather than product sales as IT solutions revenue generally returns higher profit margins.

The cost of providing IT solutions increased significantly despite the decrease in revenue. In response to the continued pressure on margins on product sales, and with the expectation that pressure will continue, if not increase, we have begun to move toward offering more valued added services to our customers. The investments required to refocus us toward the provision of IT solutions, such as more qualified personnel and additional training have resulted in a higher than normal cost growth rate in the short to mid-term.

Selling, marketing and customer support expenses increased as a result of higher advertising and marketing expenses designed to increase our brand awareness and customer retention as well as combat the continued pricing and market share pressures we have been experiencing. In addition, we have evaluated staffing levels along our various geographic locations and lines of business and have made adjustments in an effort to maximize our efficiency and, where possible, reduce our costs.

The increase in general administrative expense is predominantly a result of expenses incurred in connection with our plan to restructure operations in certain Pacific island nations, including a charge taken in the second quarter of 2008 for the impairment of goodwill in the amount of $630,802, and our plan to shift our focus toward IT services rather than products. These charges offset the savings recognized as a result of the infrastructure changes and the implementation of more stringent fiscal and operational policies put in place during 2007.

Depreciation expense increased over the same period last year in line with our purchases of new equipment acquired to support the expansion of the business.

The significant increase in Other Income (Expense) in 2008 is predominantly due to a one-time refund received from a vendor relating to overbillings from the prior several quarters.

Comparison of the Three Months Ended June, 2008 to the Three Months Ended June 30, 2007

The following table sets forth, for the periods indicated, unaudited interim condensed consolidated statements of operations information.

	For the Three Months Ended June 30,
	2008	2007	Change $	Change %
Revenue
Telecommunications Services	$1,871,125	$2,087,757	$(216,632)	(10.4)%
Product Sales	7,680,211	7,493,923	186,288	2.5%
Information Technology Solutions	4,839,105	4,928,903	(89,798)	(1.8)%

Total Revenue	14,390,441	14,510,583	(120,142)	(0.8)%
Cost of Revenue
Telecommunications Services	651,279	588,693	62,587	10.6%
Product Sales	6,690,793	6,201,259	489,534	7.9%
Information Technology Solutions	1,242,915	922,221	320,693	34.8%

Total Cost of Revenue	8,584,987	7,712,173	872,814	11.3%

Gross Profit	5,805,454	6,798,410	(992,956)	(14.6)%
	40.3%	46.9%		(6.5)%
Expenses
Sales, Marketing and Customer Support	2,815,948	2,469,161	346,787	14.0%
General and Administrative	2,846,049	2,456,222	389,827	15.9%
Depreciation and Amortization	721,217	703,585	17,632	2.5%
Amortization – Intangible Assets	444,768	444,767	1	0.0%

Total Expenses	6,827,982	6,073,735	754,247	12.4%

Operating Income (Loss)	(1,022,528)	724,675	(1,747,203)	(241.1)%
Interest Expense, Net	(300,202)	(178,957)	(121,245)	67.8%
Other Income (Expense)	615,740	(522,210)	1,137,950	(217.9)%

Net Income (Loss)	$(706,990)	$23,508	$(730,498)	(3,107.5)%

Revenue

The decrease in telecommunications services revenue is mainly attributed to the decline in long distance revenue, local postpaid revenue, and reverse toll revenue from the same period in 2007. Increased competition continues to force prices downward, which has resulted in aggressive lower long distance rates introduced by both of our competitors. In response to the lowered rates offered by competitors, we reduced many of our top 10 destination rates to sustain our customer base. We are currently working to introduce new and creative long distance plans to regain and sustain our position in this market segment.

Revenue from product sales increased slightly during the three months ended June 30, 2008 as compared with the same period last year. We attribute this increase in product sales revenue primarily to continued strong sales of low-end servers, PCs, peripherals and consumable products both in the retail and corporate sectors coupled with an improvement in photocopier sales. While we have experienced an increase in product sales revenue, profit margins on these sales continue to erode due to the persistently competitive market place.

We attribute the decrease in IT Solutions revenue to a reduction in contracted maintenance revenue streams derived from mid-range system maintenance. A portion of this reduction in maintenance revenue can be attributed to a major bank that upgraded their core computer system with a lower cost solution in 2007. The newer, upgraded systems required a less comprehensive maintenance contract, yielding lower revenue in the current year. In addition, in connection with the upgrade by the major bank, certain programming and analysis projects were delayed until the second half of 2008.

Costs and Expenses

The cost of revenue from telecommunications services is consistent with the same period last year despite the decrease in revenue over the same time periods. This is a result of the cost of long distance services in connection with terminating toll costs to the local inter-exchange carrier and an increase in Carrier Access Billing System costs to the local exchange carrier. In addition, we experienced increased costs associated with higher long distance rates charged by one of our carriers and hired a new switch technician during the second quarter of 2008. Partially offsetting this increase were lower cell site repairs and maintenance costs. We are currently negotiating more favorable pricing with our existing carriers.

The increase in cost of revenue from product sales is largely correlated to the increase in product sales revenue but also reflects the continued margin pressure we have been experiencing. As discussed above, we anticipate there will continue to be pressure on profit margins from product sales and we will continue to pursue the strategic adjustment to focus on IT solutions rather than product sales as IT solutions revenue generally returns higher profit margins.

The cost of providing IT solutions increased significantly despite the decrease in revenue. In response to the continued pressure on margins on product sales, and with the expectation that pressure will continue, if not increase, we have begun to move toward offering more value added services to our customers. The investments required to refocus us toward the provision of IT solutions, such as more qualified personnel and additional training have resulted in a higher than normal cost growth rate in the short to mid-term.

Selling, marketing and customer support expenses increased as a result of higher advertising and marketing expenses designed to increase our brand awareness and customer retention as well as combat the continued pricing and market share pressures we have been experiencing. In addition, we have evaluated staffing levels along our various geographic locations and lines of business and have made adjustments in an effort to maximize our efficiency and, where possible, reduce our costs.

The increase in general administrative expense is predominantly a result of expenses incurred in connection with our plan to restructure operations in certain Pacific island nations, including a charge taken in the second quarter of 2008 for the impairment of goodwill in the amount of $630,802, and our plan to shift our focus toward IT services rather than products. These charges offset the savings recognized as a result of the infrastructure changes and the implementation of more stringent fiscal and operational policies put in place during 2007.

Depreciation expense increased over the same period last year in line with our purchases of new equipment acquired to support the expansion of the business.

The significant increase in Other Income (Expense) in 2008 is predominantly due to a one-time refund received from a vendor relating to overbillings from the prior several quarters.

Performance Measures

In managing our operations and assessing our financial performance in the South Pacific, we supplement financial statement information with several operational and customer focused performance metrics that are used internally to manage the business.

The following table contains key operating data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
South Pacific in Total
Revenue per Employee	$32,266	$30,452	$62,656	$57,607
Services Revenue Percentage	47%	48%	46%	50%
Days Sales Outstanding	46.9	41.6	50.0	43.5
Telecommunications Services
Number of Users at Period End	22,170	19,050	22,170	19,050
Average Revenue per User	$86.28	$111.66	$176.74	$230.36
Minutes of Use	10,479,541	10,094,951	19,539,920	20,386,166
Churn	2.8%	9.3%	2.6%	10.0%
IT Solutions
PC/Server Revenue as Percentage of IT Product Revenue	26%	29%	28%	28%
Stable Revenue	71%	88%	74%	89%

Revenue per employee increased during both the three and six months ended June 30, 2008 as compared with the same periods in the prior year. As revenue was fairly consistent during the 2008 periods as compared with 2007, the increase in this metric is a result of the focus on efficiency and the reduction of headcount where appropriate. Total headcount in the South Pacific was approximately 8% lower in the 2008 periods than it was in the same periods in 2007.

Services revenue, as a percentage of total revenue decreased during the three and six months ended June 30, 2008 as compared with the same periods in the prior year by approximately 1% and 4%, respectively. The decrease was predominantly a result of continued pricing pressures on long distance rates. As a result of aggressive pricing from our competitors, we reduced many of our top 10 destination rates in 2008 to sustain our customer base. In addition, product revenue increased slightly in the second quarter of 2008 from the same period in 2007 and by approximately 8% for the six months ended June 2008 from the same period in 2007 as a result of continued strong sales of low-end servers, PCs, peripherals and consumable products both in the retail and corporate sectors coupled with an improvement in photocopier sales.

The number of telecommunications users at the end of June 2008 increased from the end of June 2007 as a result of the aggressive marketing and advertising plans we have instituted promoting our lower long distances rates. These plans have helped us reduce the number of customers canceling service with us in favor of our competitors and have enabled us to attract a higher number of new activations.

Our average revenue per user has declined during both the three and six months ended June 30, 2008 as compared with the same periods in the prior year. This decline is largely due to our reduced long distance pricing plans geared toward attracting new customers and retaining more of our customer base.

Although our total minutes of use increased by approximately 4% during the three months ended June 30, 2008 as compared with the same period prior year, for the six months ended June 30, 2008 compared with the same period in the prior year, our total minutes of use decreased by approximately 4%. In addition to seasonal fluctuations, the total minutes of use is impacted by the number of customers in the customer base and the per minute rates charged for usage. As we have increased our customer base through the 2008 period and have reduced our long distance rates, we have begun to see the expected increase in total minutes of use.

Our churn has reduced significantly in 2008 as compared with the same periods in 2007. This reduction is a result of the aggressive marketing and advertising plans we have instituted promoting our lower long distances rates. These plans have helped us reduce the number of customers canceling service with us in favor of our competitors and have enabled us to attract a higher number of new activations.

PC/Server revenue as a percentage of IT product revenue decreased slightly in the second quarter of 2008 as compared with the same period in 2007 predominantly due to the continued pricing pressure experienced on low end servers and the mix of products sold within the periods. For the six months ended June 30, 2008, the PC/Server revenue as a percentage of IT product revenue is consistent with the same period in 2007.

Stable revenue decreased during the three and six months ended June 30, 2008 as compared with the same periods in the prior year, mainly as a result of a major software upgrade project that was completed in 2007, combined with cost increases in connection with investments required to refocus us toward the provision of IT solutions, such as more qualified personnel and additional training, and higher advertising and marketing expenses designed to increase our brand awareness and customer retention as well as combat the continued pricing and market share pressures we have experienced recently.

Results of Operations – Corporate and Discontinued Operations

Comparison of the Six and Three Months Ended June 30, 2008 to the Six and Three Months Ended June 30, 2007

The following tables set forth, for the periods indicated, unaudited interim condensed consolidated statements of operations information.

	For the Six Months Ended June 30,
	2008	2007	Change $	Change %
Expenses
General and Administrative	$7,808,494	$2,807,951	$5,000,543	178.1%
Depreciation and Amortization	7,431	8,950	(1,519)	(17.0)%
Amortization – Intangible Assets	—	—	—

Total Expenses	7,815,925	2,816,901	4,999,024	177.5%

Operating Income (Loss)	(7,815,925)	(2,816,901)	(4,999,024)	177.5%
Interest Expense, Net	(2,032,894)	(937,143)	(1,095,751)	116.9%
Other Income (Expense)	(3,034,543)	1,727,507	(4,762,050)	(275.7)%
Income (Loss) from Discontinued Operations	(12,059,202)	(20,612,756)	8,553,554	(41.5)%

Net Income (Loss)	$(24,942,564)	$(22,639,293)	$(2,303,271)	10.2%

	For the Three Months Ended June 30,
	2008	2007	Change $	Change %
Expenses
General and Administrative	$5,106,678	$1,493,164	$3,613,514	242.0%
Depreciation and Amortization	4,729	2,374	2,355	99.3%
Amortization – Intangible Assets	—	—	—

Total Expenses	5,111,407	1,495,538	3,615,869	241.8%

Operating Income (Loss)	(5,111,407)	(1,495,538)	(3,615,869)	241.8%
Interest Expense, Net	(537,735)	(475,394)	(62,341)	13.1%
Other Income (Expense)	(3,134,074)	—	(3,134,074)	100.0%
Income (Loss) from Discontinued Operations	(4,023,488)	(20,623,434)	16,599,946	(80.5)%

Net Income (Loss)	$(12,806,704)	$(22,594,366)	$9,787,662	(43.3)%

Our corporate headquarters primarily performs administrative services, and as such, do not generate revenue.

General and administrative expenses are predominantly corporate overhead expenses including executive costs and fees for accounting, legal and other professional services. The increase in 2008 was primarily attributable to increased professional accounting and legal fees, and increased personnel costs to support the infrastructure required to manage new acquisitions. The 2008 general and administrative expense includes $956,952 and $678,593 for the six and three months ended June 30, 2008, respectively, for stock based compensation to employees and directors.

Interest expense increased in 2008 as a result of the issuance of convertible promissory notes in the aggregate amount of $30,300,000 in February and June 2007, as well as amortization of deferred financing costs associated with the promissory notes from our majority stockholder. On June 30, 2008, our majority stockholder converted all of the outstanding convertible promissory notes to Series A Preferred Stock and then ultimately to common stock. In addition, accrued interest related to the convertible promissory notes in the amount of $4,109,775 was forgiven by the majority stockholder and accordingly treated as a contribution to capital.

The change in Other Income (Expense) for the three and six months ended June 30, 2008 is predominantly a result of a charge taken in the second quarter of 2008 in the amount of $3,093,750 representing the change in the value of the minority interest purchase obligation for the acquisition of Desca based on the increased value of the trading price of our common stock at June 30, 2008. Other Income during the six months ended June 30, 2007 includes the sale of our wireless telecommunications license located in Bloomington, Illinois in January 2007. The sales price was $2,750,000, resulting in a gain of $1,842,875.

The loss from discontinued operations pertains to the expenses incurred in connection with the acquisition, and subsequent discontinuance of Latin Node. Latin Node was classified as a discontinued operation on January 28, 2008 and, on June 12, 2008 filed for an assignment for benefit of creditors in the 11th Judicial Circuit in and for Miami-Dade County, Florida.

Liquidity and Capital Resources

Operating Activities. We used $20,120,328 to fund operations during the six months ended June 30, 2008. For the six months ended June 30, 2008, our net loss from continuing operations amounted to $25,098,027, which included non-cash adjustments of $10,719,244. Changes in operating assets and liabilities utilized $5,741,545 in cash. We used $503,551 to fund operations during the six months ended June 30, 2007. For the six months ended June 30, 2007, our net loss from continuing operations amounted to $1,694,207, which included non-cash adjustments of $1,654,758. Changes in operating assets and liabilities utilized $464,102 in cash.

Investing Activities. We used $4,815,596 to fund investing activities during the six months ended June 30, 2008 as compared to generating $1,382,062 of cash during the comparable period in 2007. We had investments in capital assets of $3,147,138 during the 2008 period, compared to $1,248,210 during the six months ended June 30, 2007. In addition, we paid $2,693,183 for a cash deposit for the acquisition of Transistemas in the 2008 period and received proceeds from the sale of a telecommunications license of $2,630,272 during the six months ended June 30, 2007.

Financing Activities. We received $56,468,553 in cash from financing activities during the six months ended June 30, 2008. In the same period in 2007, we received $24,040,774. In both cases, the funds received were primarily the result of financing commitments and/or equity investments from our major stockholder. In addition, during the six months ended June 30, 2008, we received $16,092,138 in cash from lines of credit and $7,494,631 in proceeds from long-term debt. We paid $8,765,933 in principal payments on our long-term debt during the six months ended June 30, 2008, of which $6,247,017 was paid to Laurus Master Fund, Ltd. in connection with an assignment agreement related to the loan with Latin Node.

We incurred a $18,593,758 loss from operations and used $20,120,328 of cash in continuing operations for the six months ended June 30, 2008. As of June 30, 2008, we have a $98,305,689 accumulated deficit and working capital from continuing operations of $18,659,156, which excludes current assets held for sale and current liabilities of discontinued operations. In addition, our net loss for the three and six months ended June 30, 2008 amounting to $22,148,125 and $37,157,229, respectively, includes a loss of $4,023,488 and $12,059,202, respectively, from discontinued operations.

Historically our principal source of liquidity has been the issuances of equity and debt securities, including preferred stock and convertible promissory notes, to SIBL. Other sources of funds include cash from external financing arrangements, including a revolving line of credit facility of up to $5 million from ANZ Finance American Samoa, Inc., various lines of credit with multiple local banks in South and Central America and trade payable financing provided by our principal supplier. We purchase a significant portion of our products from Cisco pursuant to a systems integrator agreement and several supporting agreements. These agreements are non-exclusive and may be terminated by Cisco for any reason on 45-days written notice. In addition, Cisco may immediately terminate these agreements on certain conditions. Any termination by Cisco of one or more of our agreements or any significant deterioration in our relationship with Cisco could significantly reduce the availability to us of the products that we offer for sale and would have a material adverse effect on our results of operations, business and prospects.

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

Effective November 21, 2007 and February 20, 2008, we entered into a preferred stock purchase agreement with SIBL, as amended, pursuant to which SIBL agreed to purchase, for an aggregate purchase price of $75,000,000 (i) up to 11,111,111 shares of our Series B Preferred Stock; and (ii) warrants granting to SIBL, and/or its assigns, the right to purchase up to 7,796,000 shares of our common stock. During the fourth quarter of 2007, SIBL purchased 4,740,741 shares of our Series B Preferred Stock at $6.75 per share and during the six months ended June 30, 2008, SIBL purchased the remaining 6,370,370 shares of our Series B Preferred Stock at $6.75 per share. The combined net proceeds amounted to $71,768,572 (gross proceeds of $75,000,000 less offering costs of $3,231,428).

Under the Preferred Stock Purchase Agreement, SIBL also agreed to purchase, during the 90-day period following December 31, 2008, an additional $20 million of Series B Preferred Stock along with warrants to purchase up to 2,079,111 shares of our common stock (the “Additional Funding”). To the extent we receive, prior to December 31, 2008, any supplemental equity investments or bona fide commitments for such investments from parties other than SIBL and its affiliates, SIBL’s obligation in respect of the Additional Funding shall be reduced on a dollar-for-dollar basis.

Pursuant to various stock purchase agreements, SIBL agreed to purchase up to $5 million of our common stock from certain shareholders (the “Selling Shareholders”). We are a party to such stock purchase agreements for the purpose of exchanging mutual releases with the Selling Shareholders and to benefit from certain lock-up provisions applicable to the shares of our common stock retained by the Selling Shareholders. In connection with our entry into the various stock purchase agreements, we entered into a Second Amendment dated April 30, 2008 pursuant to which SIBL and the Company amended the Preferred Stock Purchase Agreement to reduce the Additional Funding obligation of SIBL by the amount of the aggregate purchase price paid by SIBL to the Selling Shareholders (approximately $4 million).

Effective June 30, 2008, SIBL converted an aggregate of 11,111,111 shares of Series B Preferred Stock into 11,111,111 shares of our common stock. These represent all of the shares of Series B Preferred Stock acquired by SIBL pursuant to the preferred stock purchase agreements dated November 21, 2007 and February 20, 2008, as amended. In addition, and also effective June 30, 2008, SIBL converted the aggregate principal amount of $30,300,000 outstanding under two convertible promissory notes dated February 16, 2007 and June 25, 2007. The convertible promissory notes were converted into 6,060,000 shares of our Series A Preferred Stock and, simultaneously, all of such 6,060,000 shares of Series A Preferred Stock were converted into 6,060,000 shares of our common stock. As a result of these conversions, we no longer have any shares of preferred stock issued and outstanding to SIBL or its affiliates.

On July 21, 2008, we entered into a credit agreement with SIBL (the “Bridge Loan Agreement”), pursuant to which SIBL will provide a loan to us in the principal amount of up to $40 million. The loan will be made available pursuant to a draw schedule providing for weekly disbursements of $3 million each (other than the December 3, 2008 disbursement which will be for $4 million) commencing on September 12, 2008 through December 3, 2008. The loan will accrue interest at the prime rate plus 2% and will mature on July 1, 2010. Payments of interest only are payable on a quarterly basis and, except as described below, the outstanding principal amount of the loan is due on the maturity date.

The proceeds of the loan made under the Bridge Loan Agreement are to be used solely for the following purposes: (i) to build up and/or acquire technology infrastructure and related services in Latin America, (ii) to make acquisitions of other businesses or assets and (iii) for our general working capital needs. Our obligations under the Bridge Loan Agreement are secured by a subordinated pledge on the securities of certain of our subsidiaries that are domiciled in the South Pacific region. Certain of our domestic subsidiaries that serve as holding companies for our South Pacific operations have also guaranteed our obligations under the Bridge Loan Agreement.

The maximum loan amount under the Bridge Loan Agreement will be reduced by the amount of net cash proceeds we may receive from the sale of some or all of our operations and other assets in the South Pacific (the “South Pacific Assets”) represented principally by our Datec Group and AST subsidiaries. To the extent that we sell any of the South Pacific Assets prior to the maturity date, we are obligated to use 100% of the net cash proceeds received by us from such sale to make mandatory prepayments of the loan outstanding under the Bridge Loan Agreement. In addition, at the maturity date and provided that we have then sold all or substantially all of the assets owned by AST or sold all of our equity interests in AST, we may elect to convert the balance of the loan under the Bridge Loan Agreement into shares of our common stock at a conversion price of $3.97 per share, subject to certain adjustments. Otherwise, we are required to pay the outstanding loan amount at the maturity date.

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

Pursuant to the terms of an Assignment Agreement dated February 29, 2008, we assumed from Laurus all of its rights in the Security Agreement, the promissory notes, guaranty, equity pledge agreements and other loan and security documents executed in connection with the loan to Latin Node. In consideration for the assignment of the documents evidencing the loan to Latin Node, we paid Laurus an aggregate amount of $6,965,456 representing the sum of (a) the unpaid principal balance of, and accrued interest on, the loan to Latin Node and (b) unpaid fees due to Laurus pursuant to the loan documents. In order to finance the purchase of this promissory note payable from Latin Node, we sold $8 million of additional securities to SIBL and, as additional consideration, pledged to SIBL all of the collateral securing the Latin Node obligation. Latin Node has terminated most of its employees and consultants, has ceased servicing its customers and has, for the most part, ceased operations. Latin Node and certain of its subsidiaries filed an assignment for the benefit of creditors under the Florida Statutes. As a result, we do not expect to recover the amounts payable to eLandia from Latin Node under this promissory note.

On July 1, 2008, we acquired 100% of the outstanding equity interest of Transistemas for an aggregate purchase price of $2,600,000 in cash and 433,333 shares of our common stock. On July 3, 2008, Transistemas paid the selling shareholders a $2,306,852 dividend, in accordance with the purchase agreement.

The successful management of our working capital needs is a key driver of our growth and cash flow generation of our operations in Latin America. One measurement we use to monitor working capital is days sales outstanding (“DSO”), which measures the number of days we take to collect revenue after a sale is made. As of June 30, 2008, our consolidated DSO was 97 days, compared with 68 days at December 31, 2007. Our DSO as of December 31, 2007 is on a proforma basis to give effect to the acquisition of Desca as if the transaction occurred on January 1, 2007. Our levels of net accounts receivable and DSO are impacted by the timing and level of sales that are made by our various businesses, the mix in our sales between products and services and by the geographic locations in which those sales are made. In addition, the collection of our receivables is susceptible to changes in Latin American economies and political climates. In many cases, we are experiencing the effects of timing whereby we are often subject to invoicing and payments to vendors prior to us billing and collecting from our customers. As a result, vendors can put us on credit hold and discontinue shipments.

On February 5, 2003, Venezuela imposed currency controls and created the Commission of Administration of Foreign Currency (“CADIVI”) with the task of establishing detailed rules and regulations and generally administering the exchange control regime. These controls fix the exchange rate between the Bolivar and the U.S. dollar, and restrict the ability to exchange Bolivars for dollars and vice versa. We are unable to predict the impact of the currency controls on us because the CADIVI has not issued final regulations. The near-term effect has been to restrict our ability to repatriate funds from Venezuela in order to meet our cash requirements.

In particular, the currency controls in Venezuela have restricted our ability to make payments to vendors in U.S. dollars, causing us to borrow money to meet these obligations and to be subject to credit holds, which have caused delays in the delivery of customer orders thus delaying or causing the loss of sales.

In order to address and mitigate these issues, we either (i) enter into short-term financing arrangements with our vendors which extends the date when payment is due, (ii) obtain short-term financing from local banks in country, or (iii) we may, subject to our agreement with our minority members, deploy working capital from the parent company.

In July 2008, eLandia provided to its subsidiary in Venezuela a stand-by letter of credit in the approximate amount of $5.0 million for the benefit of one of our vendors allowing it to accept approximately $12.0 million of purchase orders.

We believe that we have sufficient working capital at the parent company level, through the funds we have raised and through the various facilities provided by SIBL, in order to satisfy any subsidiary needs to the extent that such fundings are in the best interest of the company as a whole. However, to the extent that we are unable to obtain the approval of our minority members and must rely on short-term financing from vendors or local banks, these financing arrangements may involve high interest rates or payment terms which could be unfavorable to us.

A summary of our financings from vendors and local banks in Latin America as of June 30, 2008 is as follows:

Type	Range of Interest Rates	Average Interest Rate	Balance
Vendor financing	5.4% - 8.3%	6.3%	$8,626,364
Local bank borrowings	7.6% - 28.0%	15.7%	21,143,567

			$29,769,931

Management believes that our current level of working capital at June 30, 2008, the funds we have raised and will have available through the facilities provided and to be provided by SIBL will enable us to sustain operations through at least June 30, 2009. However, there can be no assurance that the plans and actions proposed by management will be successful or that unforeseen circumstances will not require us to seek additional funding sources in the future or effectuate plans to conserve liquidity in the event additional sources of funds are needed or may not be available on acceptable terms, if at all. In addition, if we are not able to meet the funding conditions imposed by SIBL, we are not able to sell our assets or these sources of revenue do not generate sufficient capital to fund operations, we will need to identify other sources of capital and/or we may be required to modify our business plan. At this time, we have not identified other sources of capital and cannot provide any assurance that other sources of capital will be available.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4 T.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation we have concluded that our disclosure controls and procedures are not effective in ensuring that all material information required to be filed with the SEC is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC because of material weaknesses in our internal control over financial reporting as discussed below and in our 2007 Form 10-K/A.

In light of the material weaknesses described in our Annual Report on Form 10-K/A for the year ended December 31, 2007, our management continues to perform additional analyses and other post-closing procedures to ensure that our unaudited interim condensed consolidated financial statements are prepared in accordance with U.S. GAAP. Accordingly, our management believes that the unaudited interim condensed consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

As previously reported in our Annual Report on Form 10-K/A for the year ended December 31, 2007, we are implementing enhancements and changes to our internal control over financial reporting to provide reasonable assurance that errors and control deficiencies will not occur. We recognize the importance of having staff with competencies required for the accurate interpretation of U.S. GAAP; for having effective internal controls over financial reporting; and for establishing the appropriate policies and procedures to assure timely, accurate, and reliable information. Management identified certain control deficiencies which represent material weaknesses in our internal control over financial reporting as of December 31, 2007, which we are in the process of remediating. Consequently, to eliminate material weaknesses identified with respect to staffing and training, our management has continued efforts to increase the depth and upgrade the skill sets of our accounting group through continuing education and ongoing training while maintaining staffing with appropriate skills and experience in the application of U.S. GAAP commensurate with our financial reporting requirements.

We recognize the importance of Information Technology General Controls “ITGC” and their use as an effective tool for managing and controlling processes that affect the financial reporting process. To this end, we are leveraging the intellectual capital of our technology solutions subsidiary, Desca, to enhance ITGC and eliminate related material weaknesses. Particularly, we will be addressing network storage, network and application backups, change management, and overall systems security.

We recognize the need for establishing and embedding organizational standards and expectations of integrity and ethical values through a formal code of conduct. We also recognize that the Foreign Corrupt Practices Act (“FCPA”) is critical legislation that requires companies to maintain and keep adequate books and records and comply with anti-bribery provisions. In addition to having the Code of Business Conduct and FCPA guidelines posted on our website, we have mandated the certification of the receipt and review of these documents by all employees as a condition of employment. In addition, management has developed FCPA compliance workshops/training sessions designed for certain employees. These employees are required to attend the workshops/training sessions on an annual basis.

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

No other changes to internal controls over financial reporting have come to management’s attention during the six months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 22, 2008, Latin Node was named as a defendant in a third party complaint filed in the 11th Judicial Circuit of the State of Florida in and for Miami-Dade County, Florida, bearing case number 08-922-CA-01 (06) by Juan Pablo Vasquez, Olivia de la Salas and Gloria Vasquez, former employees of Latin Node, Inc. Plaintiffs were terminated with “cause” by Latin Node. Plaintiffs have brought an action for breach of contract and seek damages (including but not limited to severance pay and compensation for accrued but unused vacation pay), together with attorneys’ fees. Latin Node has filed an assignment for the benefit of creditors, as noted below, that is expected to discharge any liability associated with such legal proceedings.

On June 12, 2008, our majority-owned subsidiary, Latin Node, Inc., filed for an assignment for benefit of creditors in the 11th Judicial Circuit in and for Miami-Dade County, Florida (case no. 08-33495 CA11). As part of this proceeding, all of the assets of Latin Node were transferred to Michael Phelan, assignee. On July 17, 2008, all of these assets were sold to the highest bidder, Business Telecommunications Services, Inc. (“BTS”). Since we were the principal creditor of Latin Node, we had the right to receive all of the proceeds from such sale after the payment of the costs of administration. The immediate proceeds from the sale of these assets were used to pay these administrative costs. A final court order approving the discharge is expected within the next quarter.

On June 27, 2008, we filed an action against Jorge Granados, individually, and Retail Americas VoIP, LLC, a Delaware limited liability company (“RAV”), and Shutts & Bowen as escrow agent, in the 11th Judicial Circuit in and for Miami-Dade County, Florida (Case No. 08-37352 CA20). An Amended Complaint was later filed, and all Defendants were served, on July 9, 2008. The Amended Complaint against Defendants Granados and RAV asserts claims for (i) contractual indemnification, (ii) breach of contract, (iii) breach of the obligation of good faith and fair dealing, (iv) fraud, (v) fraudulent inducement, (vi) unjust enrichment, and (vii) specific performance against the escrow agent.

These counts arise out of a transaction where we purchased 80% of the equity (8 million preferred shares) of Latin Node, Inc. for $20 million pursuant to a preferred stock purchase agreement. The gravamen of the Amended Complaint is that, with respect to the business operations of Latin Node, Defendants Granados and RAV failed to disclose as part of the preferred stock purchase agreement that (i) Latin Node had made payments to various parties in Central America in violation of the Foreign Corrupt Practices Act and (ii) one of Latin Node’s vendors claimed that it was owed $4.4 million.

To secure, in part, RAV’s indemnification obligations under the preferred stock purchase obligations, affiliated entities of the three members of RAV agreed to escrow with a third party, among other things, 375,000 shares of our common stock which represented the cumulative amount of restricted shares which were issued to them in connection with our acquisition of a majority ownership of Latin Node. The final count of the Amended Complaint is for specific performance with respect to our demand of the escrow agent to return these shares of our common stock.

In addition to the above, from time to time, we are periodically a party to or otherwise involved in legal proceedings arising in the normal and ordinary course of business. Other than as described above, as of the date of this Quarterly Report, management does not believe that there is any proceeding threatened or pending against us which, if determined adversely, would have a material effect on our business, results of operations, cash flows or financial position.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007. Please refer to that section for disclosures regarding the risks and uncertainties related to our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Director Stock

In December 2005, the Board of Directors adopted a Director compensation policy. Among other things, the policy provides that each independent director will receive a number of shares of common stock equal in value to $25,000 in their initial year of service and is entitled to receive additional shares of common stock equal in value to $12,500 each year thereafter. As a result, in May 2008, we issued 20,298 shares of common stock to the members of the Board of Directors for services in 2008. We issued the shares in consideration for services rendered to us. These shares were issued in a transaction exempt from registration under Section 4(2) of the Securities Act, or Regulation D promulgated there under.

Warrant Exercises

In March 2008, SIBL and its assigns exercised 4,158,100 warrants to purchase our common stock at $0.001 per share. As a result, we issued 4,158,000 shares in consideration for $4,158. These shares were issued in a transaction exempt from registration under Section 4(2) of the Securities Act or Regulation D promulgated there under.

Employee Options

In March 2008, Mr. Pizarro was granted an option to purchase 3,122,000 shares of our common stock and certain other executives were granted options to purchase 1,000,000 shares of our common stock. The options have a four-year term (with the shares vesting monthly) and an exercise price equal to $3.07 per share. The fair value of these options based on the Black-Scholes valuation method was $1,030,500 on the date of the grant. During the quarter ended June 30, 2008, we granted options to purchase 1,045,000 shares of our common stock to certain employees and members of the Board of Directors. The options have a weighted-average exercise price of $3.09 per share. The fair value of these options based on the Black-Scholes valuation method was $1,936,900 on the date of grant. Mr. Pizarro was also granted a stock award of 750,000 restricted common shares which shares will vest monthly over a three-year period. These shares were issued in a transaction exempt from registration under Section 4(2) of the Securities Act, or Regulation D promulgated thereunder.

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

ELANDIA INTERNATIONAL INC.

Date: August 14, 2008	By:	/s/ Pete R. Pizarro
Pete R. Pizarro
Chief Executive Officer

Date: August 14, 2008	By:	/s/ Harley L. Rollins, III
Harley L. Rollins, III
Chief Financial Officer

Exhibit Index

Exhibit No.	Description of Document	Method of Filing
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.