Form 10-Q/A
period 2007-09-30
ELANDIA INTERNATIONAL INC.
filed 2008-09-05
CIK 1352819

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

EXPLANATORY NOTE

Items Amended by this Form 10-Q/A

This Amendment No. 1 (“Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 as originally filed with the U. S. Securities and Exchange Commission (“SEC”) on January 10, 2008 (the “Original Form 10-Q”) amends certain sections of the Original Form 10-Q to reflect the restatement of our unaudited interim consolidated condensed financial statements (and related disclosures) as of September 30, 2007 and for the three and nine months ended September 30, 2007 as described below. With this Form 10-Q/A, we are amending:

•	Part I, Item 1 “Unaudited Financial Statements;”

•	Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

This Form 10-Q/A also amends Part II, Item 6 “Exhibits,” and includes updated certifications from our Chief Executive Officer and Chief Financial Officer required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

This Form 10-Q/A makes only the changes described above and does not modify or update such items in any other respect, or any other items or disclosures presented in the Original Form 10-Q. Further, this Form 10-Q/A does not reflect any other events occurring after January 10, 2008, the date we filed the Original Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC since the filing date of the Original Form 10-Q, including our Current Reports on Form 8-K and the Annual Report on Form 10-K/A for the year ended December 31, 2007.

Restatement of Prior Period Financial Statements

With the filing of this Form 10-Q/A, we are filing amendments to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, as originally filed with the SEC, to restate our unaudited interim consolidated condensed financial statements.

Background of the Restatement

Subsequent to the filing of our unaudited interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2007 filed with the SEC on January 10, 2008, information was discovered that suggested possible misstatements in connection with the recording of the acquisition of Latin Node, Inc. and Subsidiaries (“Latin Node”) on June 28, 2007.

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

The internal investigation has preliminarily revealed that certain payments from Latin Node may have been made in violation of the FCPA. Based on these preliminary results, Latin Node and/or eLandia may be subject to fines and penalties assessed by governmental authorities, and will incur substantial expenses associated with investigating the FCPA matter, responding to government inquiries and other matters arising from the acquisition of Latin Node. The adjustment to effect the restatement, which has been recorded effectively as of June 30, 2007, relates to the reallocation of the $26,818,835 purchase price. We conducted a valuation of the acquired business of Latin Node, including the assets acquired and the liabilities assumed in order to evaluate whether the purchase price paid for Latin Node represented fair value. This valuation considered the alleged misrepresentations by the sellers about the FCPA matter, as well as the financial impact of the Latin Node management restructuring undertaken as a result of the investigation. We determined that the $26.8 million purchase price was approximately $20.6 million in excess of the fair value of the net assets acquired from Latin Node mostly due to the cost of the FCPA investigation, the resulting fines and penalties to which it may be subject, the termination of Latin Node’s senior management, and the resultant loss of business. Therefore, we allocated approximately $20.6 million of the purchase price as a direct charge to operations during the quarter ended June 30, 2007.

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

Summary of the Effects of the Restatement

The net effect of the reallocation of the purchase price on the balance sheet as of September 30, 2007 includes an increase in the value of Latin Node’s accounts receivable at the date of acquisition of $2,095,600 and a net increase in total stockholders’ equity (deficit) of $2,095,600. The effect of the reallocation of the purchase price on the statement of operations for the nine-months ended September 30, 2007 resulted in a net increase in the portion of the purchase price charged upon the acquisition of Latin Node of $2,442,808. The effect of the restatement on our previously issued unaudited interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2007 is as follows:

	Restated Balance Sheet as of September 30, 2007
	As Reported	Adjustments	Restated
ASSETS
Total Current Assets	$28,743,276	$2,095,600	$30,838,876

TOTAL ASSETS	$67,975,659	$2,095,600	$70,071,259

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total Current Liabilities	$35,128,688	$—	$35,128,688

Total Long-Term Liabilities	35,378,277	—	35,378,277

Total Liabilities	70,506,965	—	70,506,965

Minority Interest	1,417,964	—	1,417,964
Additional Paid in Capital	44,057,113	4,538,408	48,595,521
Accumulated Deficit	(47,905,803)	(2,442,808)	(50,348,611)
Other Stockholders’ Equity	(100,580)	—	(100,580)

Total Stockholders’ Equity	(3,949,270)	2,095,600	(1,853,670)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$67,975,659	$2,095,600	$70,071,259

	Restated Statements of Operations
	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
Revenue	$50,450,321	$—	$50,450,321	$79,292,617	$—	$79,292,617

		—			—
Cost of Revenue	41,999,995	—	41,999,995	57,272,068	—	57,272,068
Operating Expenses	3,334,411	—	3,334,411	8,310,525	—	8,310,525
General and Administrative Expenses	6,613,843	—	6,613,843	14,396,686	—	14,396,686
Portion of Purchase Price Charged upon Acquisition of Latin Node	—	—	—	18,183,994	2,442,808	20,626,802
Depreciation and Amortization	773,966	—	773,966	2,134,273	—	2,134,273
Amortization of Intangible Assets	444,768	—	444,768	1,334,301	—	1,334,301

Total Costs and Expenses	53,166,983	—	53,166,983	101,631,847	2,442,808	104,074,655

Operating Loss	(2,716,662)	—	(2,716,662)	(22,339,230)	(2,442,808)	(24,782,038)
Other (Expense) Income	(1,624,554)	—	(1,624,554)	(1,888,931)	—	(1,888,931)

Net Loss from Continuing Operations	(4,341,216)	—	(4,341,216)	(24,228,161)	(2,442,808)	(26,670,969)
Income from Discontinued Operations	(1,660)	—	(1,660)	21,133	—	21,133

Net Loss	$(4,342,876)	$—	$(4,342,876)	$(24,207,028)	$(2,442,808)	$(26,649,836)

Net Loss per Share	$(0.32)		$(0.32)	$(1.83)		$(2.01)
Weighted Average Basic and Diluted Shares Outstanding	13,516,315		13,516,315	13,233,831		13,233,831

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

ELANDIA INTERNATIONAL, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ELANDIA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited) (Restated)
ASSETS
Current Assets
Cash and Cash Equivalents	$2,301,497	$1,211,124
Accounts Receivable (net of $2,543,199 and $1,174,754 allowance for doubtful accounts at September 30, 2007 and December 31, 2006, respectively)	18,929,607	5,794,073
Inventories	4,077,138	3,969,981
Prepaid Expenses	3,139,369	1,164,691
Other Current Assets	1,257,080	253,915
Deferred Tax Asset — Current Portion	1,134,185	649,210

Total Current Assets	30,838,876	13,042,994
Restricted Cash	20,165	—
Deferred Acquisition Costs—Desca	339,188	—
Property and Equipment, Net	12,396,810	8,966,083
Deferred Tax Asset	—	159,699
Due From Affiliates	41,393	—
Security Deposits	643,312	—
Telecommunications Licenses and agreements	3,630,000	344,000
Telecommunications Licenses and agreements — Held for Sale	445,743	1,102,740
Customer Lists (net of $718,814 and $395,349 accumulated amortization at September 30, 2007 and December 31, 2006, respectively)	2,300,186	2,623,651
Contract Rights (net of $2,246,301 and $1,235,464 accumulated amortization at September 30, 2007 and December 31, 2006, respectively)	2,477,699	3,488,536
Deferred Financing Costs (net of $553,181 and $0 of accumulated amortization at September 30, 2007 and December 31, 2006, respectively)	3,475,428	—
Goodwill	12,931,575	12,929,851
Investment in Joint Ventures and Other	530,884	—

Total Assets	$70,071,259	$42,657,554

ELANDIA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited) (Restated)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities
Accounts Payable (including bank overdraft facility of $649,524 and $657,281 at September 30, 2007 and December 31, 2006, respectively)	$11,771,991	$6,195,229
Accrued Expenses (including $5,968,021 accrued for long distance termination charges)	11,010,885	4,748,928
Current Portion of Long-Term Debt and Capital Lease Obligations	7,530,233	4,246,019
Income Taxes Payable	305,949	839,653
Notes Payable — Current Portion	916,668	—
Customer Advances	811,383	—
Deferred Revenue	1,197,400	712,164
Deferred Gain on Sale Leaseback — Related Party	297,056	336,716
Liabilities from Discontinued Operations	1,287,123	1,312,740

Total Current Liabilities	35,128,688	18,391,449

Long-Term Liabilities
Long-Term Debt and Capital Lease Obligations	851,542	767,547
Long-Term Debt — Convertible — Related Party, Net of Discount of $3,722,432 and $0 at September 30, 2007 and December 31, 2006, respectively	26,577,568	3,300,000
Accrued Interest — Related Party	1,803,280	—
Notes Payable, Net of Current Portion	4,583,332	—
Deferred Tax Liability	39,157	45,321
Deferred Gain on Sale Leaseback, Net of Current Portion — Related Party	386,095	598,973
Minority Interest Purchase Price Obligation	896,857	—
Warrant Liability	240,446	—

Total Long-Term Liabilities	35,378,277	4,711,841

Total Liabilities	70,506,965	23,103,290

Commitments and Contingencies
Minority Interest	1,417,964	1,335,920

Stockholders’ Equity (Deficiency)
Common Stock, $0.00001 par value; 50,000,000 shares authorized; 13,516,315 and 13,060,314 shares issued at September 30, 2007 and December 31, 2006, respectively, and 13,516,315 and 13,114,315 shares outstanding at September 30, 2007 and December 31, 2006, respectively	135	130
Additional Paid-In Capital	48,595,521	41,562,041
Accumulated Deficit	(50,348,611)	(23,698,775)
Accumulated Other Comprehensive (Loss) Income	(100,715)	354,948

Total Stockholders’ (Deficiency) Equity	(1,853,670)	18,218,344

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$70,071,259	$42,657,554

The accompanying notes are an integral part of these consolidated condensed financial statements (unaudited).

ELANDIA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007 (Restated)	2006
REVENUE (includes $9,048,053 and $7,725,202 for the three months ended September 30, 2007 and 2006, respectively, and $26,259,436 and $20,089,290 for the nine months ended September 30, 2007 and 2006, respectively, from a consolidated subsidiary in which the Company owns a 50% interest) (Footnote 5)	$50,450,321	$13,008,220	$79,292,617	$33,343,048
COSTS AND EXPENSES
Cost of Revenue	41,999,995	7,162,831	57,272,068	17,707,915
Operating Expenses	3,334,411	2,462,049	8,310,525	6,344,284
General and Administrative Expenses (including stock-based compensation expense of $0 for the three months ended September 30, 2007 and $337,774 for the nine months ended September 30, 2007)	6,613,843	3,118,076	14,396,686	8,795,029
Portion of Purchase Price Charged Upon Acquisition of Latin Node (Footnote 3 and 6)	—	—	20,626,802	—
Depreciation and Amortization	773,966	643,565	2,134,273	1,724,122
Amortization of Intangible Assets	444,768	619,742	1,334,301	1,652,646

Total Costs and Expenses	53,166,983	14,006,263	104,074,655	36,223,996

OPERATING LOSS	(2,716,662)	(998,043)	(24,782,038)	(2,880,948)
OTHER (EXPENSE) INCOME
Interest Expense and Other Financing Costs	(1,806,546)	(146,445)	(3,696,940)	(517,772)
Interest Income	488	—	606,699	—
Other	252,771	(44,528)	207,327	(41,949)
Gain on Sales Leaseback — Related Party	84,180	84,179	252,539	224,476
Gain on Sale of Telecommunications License	—	—	1,842,875	—
Foreign Exchange Gain	351,436	118,941	491,738	450,136

Total Other (Expense) Income	(1,117,671)	12,147	(295,762)	114,891

NET LOSS BEFORE INCOME TAX	(3,834,333)	(985,896)	(25,077,800)	(2,766,057)
Income Tax Expense	(248,309)	(232,900)	(819,701)	(803,757)
Minority Interest in Net Profit After Tax	(258,574)	(291,505)	(773,468)	(843,713)

LOSS FROM CONTINUING OPERATIONS	(4,341,216)	(1,510,301)	(26,670,969)	(4,413,527)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(1,660)	(133)	21,133	(6,979)

NET LOSS	$(4,342,876)	$(1,510,434)	$(26,649,836)	$(4,420,506)

Basic and Diluted Net Loss per Share
Loss from Continuing Operations	$(0.32)	$(0.12)	$(2.01)	$(0.36)
Loss from Discontinued Operations	—	—	—	—

Net Loss	$(0.32)	$(0.12)	$(2.01)	$(0.36)

Weighted Average Basic and Diluted Shares Outstanding	13,516,315	13,060,314	13,233,831	12,417,064
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Net Loss	$(4,342,876)	$(1,510,434)	$(26,649,836)	$(4,420,506)
Foreign Currency Translation Adjustment	(360,317)	79,989	(455,663)	230,202

Comprehensive Loss	$(4,703,193)	$(1,430,445)	$(27,105,499)	$(4,190,304)

The accompanying notes are an integral part of these consolidated condensed financial statements (unaudited).

ELANDIA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(UNAUDITED)

(RESTATED)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficiency)
	Shares	Amount
Balances — January 1, 2007	13,060,314	$130	$41,562,041	$(23,698,775)	$354,948	$18,218,344
Issuance of common stock to Directors for services	27,000	—	112,590	—	—	112,590
Issuance of common stock to Officer for services	54,001	1	225,184	—	—	225,185
Fair value of warrants granted to majority stockholder in connection with $25.3 million convertible promissory note	—	—	4,190,690	—	—	4,190,690
Fair value of warrants granted to majority stockholder in connection with $5.0 million convertible promissory note	—	—	857,461	—	—	857,461
Issuance of common stock in connection with acquisition of Latin Node	375,000	4	1,563,746	—	—	1,563,750
Fair value of warrants granted to majority stockholder in connection with $13.0 million debt financing	—	—	83,809	—	—	83,809
Foreign currency translation adjustment	—	—	—	—	(455,663)	(455,663)
Net loss for the nine months ended September 30, 2007	—	—	—	(26,649,836)	—	(26,649,836)

Balances — September 30, 2007	13,516,315	$135	$48,595,521	$(50,348,611)	$(100,715)	$(1,853,670)

The accompanying notes are an integral part of these consolidated condensed financial statements (unaudited).

ELANDIA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(RESTATED)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(26,649,836)	$(4,420,506)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:		—
Depreciation and Amortization	2,134,273	1,724,122
Amortization — Intangible Assets	1,334,302	1,652,646
Amortization of Deferred Financing Costs and Interest Expense	1,180,490	—
Non-cash Stock Compensation	337,774	100,000
Minority Interest in Net Income	773,468	843,713
Gain on Sale of Telecommunications License	(1,842,875)	—
Portion of Purchase Price Charged Upon Acquisition of Latin Node	20,626,802	—
Bad Debt Expense (Recovery)	136,938	(56,992)
Foreign Currency Exchange Gain	(491,738)	(450,136)
Gain on Sale Leaseback — Related Party	(252,539)	(224,476)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(2,641,102)	1,537,909
Assets from Discontinued Operations	—	452,131
Liabilities from Discontinued Operations	(25,617)	(38,814)
Accounts Payable	(1,580,568)	(7,511,362)
Accrued Interest on Long-term debt — related party	1,803,280	—
Accrued Expenses	1,733,803	4,266,744
Income Taxes Payable	(533,704)	362,128
Inventories	(79,715)	(735,624)
Other Current Assets	(1,390,204)	413,048
Customer Advances	(943,828)	—
Prepaid Expenses	1,046,729	(53,803)
Due from Affiliates	97,659	—
Deferred Revenue	485,236	321,072

TOTAL ADJUSTMENTS	21,908,864	2,602,306

CASH USED IN OPERATING ACTIVITIES	(4,740,972)	(1,818,200)

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted Cash	20,165	—
Investment in Joint Ventures and Other	(182,870)	—
Other Long-Term Assets	(58,623)	—
Cash Acquired in Business Acquisition	—	252,153
Cash Acquired in Latin Node Acquisition	391,964	—
Acquisition Cost Incurred — Datec	—	(504,544)
Acquisition Cost Incurred — Desca	(339,188)	—
Acquisition Cost Incurred — Latin Node	(716,677)	—
Cash Advanced to Latin Node — Pre-Acquisition	(5,175,000)	—
Notes Receivable — Latin Node	(20,000,000)	—
Acquisition of Telecommunications License	—	(165,000)
Proceeds from Sale of Telecommunications License, Net of Selling Expenses	2,630,272	—
Purchases of Property and Equipment	(1,506,554)	(1,104,014)

CASH USED IN INVESTING ACTIVITIES	(24,936,511)	(1,521,405)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from Related Parties	—	92,760
Proceeds from Revolver Facility — Related Party	—	3,200,000
Proceeds from Convertible Promissory Note — Related Party	27,000,000	—
Financing Costs Paid — Convertible Promissory Note – Related Party	(2,120,000)	—
Proceeds from Long-Term Debt	5,500,000	467,527
Financing Costs Paid – Long-Term Debt	(885,943)	—
Proceeds from Line of Credit and Capital Leases	2,571,362	484,333
Principal Payments of Long-Term Debt and Capital Lease Obligations	(629,540)	(128,580)
Dividends Paid to Minority Interest Holders	(761,839)	(695,478)

CASH PROVIDED BY FINANCING ACTIVITIES	30,674,040	3,420,562

Effect of Exchange Rate Changes on Cash and Cash Equivalents	93,816	(2,350)

NET INCREASE IN CASH	1,090,373	78,607
CASH — Beginning	1,211,124	322,024

CASH — Ending	$2,301,497	$400,631

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

(RESTATED)

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

NOTE 3—Acquisition Contingency, Restatement of Previously Filed Financial Statements and Latin Node Management Restructuring

Subsequent to the filing of our unaudited interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2007 filed with the SEC on January 10, 2008, information was discovered that suggested possible misstatements in connection with the recording of the acquisition of Latin Node, Inc. and Subsidiaries (“Latin Node”) on June 28, 2007.

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

The internal investigation has preliminarily revealed that certain payments from Latin Node may have been made in violation of the FCPA. Based on these preliminary results, Latin Node and/or eLandia may be subject to fines and penalties assessed by governmental authorities, and will incur substantial expenses associated with investigating the FCPA matter, responding to government inquiries and other matters arising from the acquisition of Latin Node. The adjustment to effect the restatement, which has been recorded effectively as of June 30, 2007, relates to the reallocation of the $26,818,835 purchase price. We conducted a valuation of the acquired business of Latin Node, including the assets acquired and the liabilities assumed in order to evaluate whether the purchase price paid for Latin Node represented fair value. This valuation considered the alleged misrepresentations by the sellers about the FCPA matter, as well as the financial impact of the Latin Node management restructuring undertaken as a result of the investigation. We determined that the $26.8 million purchase price was approximately $20.6 million in excess of the fair value of the net assets acquired from Latin Node mostly due to the cost of the FCPA investigation, the resulting fines and penalties to which it may be subject, the termination of Latin Node’s senior management, and the resultant loss of business. Therefore, we allocated approximately $20.6 million of the purchase price as a direct charge to operations during the quarter ended June 30, 2007.

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

Summary of the Effects of the Restatement

The net effect of the reallocation of the purchase price on the balance sheet as of September 30, 2007 includes an increase in the value of Latin Node’s accounts receivable at the date of acquisition of $2,095,600 and a net increase in total stockholders’ equity (deficit) of $2,095,600. The effect of the reallocation of the purchase price on the statement of operations for the nine-months ended September 30, 2007 resulted in a net increase in the portion of the purchase price charged upon the acquisition of Latin Node of $2,442,808. The effect of the restatement on our previously issued unaudited interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2007 is as follows:

	Restated Balance Sheet as of September 30, 2007
	As Reported	Adjustments	Restated
ASSETS
Total Current Assets	$28,743,276	$2,095,600	$30,838,876

TOTAL ASSETS	$67,975,659	$2,095,600	$70,071,259

LIABILITIES AND STOCKHOLDERS' EQUITY
Total Current Liabilities	$35,128,688	$—	$35,128,688

Total Long-Term Liabilities	35,378,277	—	35,378,277

Total Liabilities	70,506,965	—	70,506,965

Minority Interest	1,417,964	—	1,417,964
Additional Paid in Capital	44,057,113	4,538,408	48,595,521
Accumulated Deficit	(47,905,803)	(2,442,808)	(50,348,611)
Other Stockholders’ Equity	(100,580)	—	(100,580)

Total Stockholders’ Equity	(3,949,270)	2,095,600	(1,853,670)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$67,975,659	$2,095,600	$70,071,259

	Restated Statements of Operations
	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
Revenue	$50,450,321	$—	$50,450,321	$79,292,617	$—	$79,292,617

		—			—
Cost of Revenue	41,999,995	—	41,999,995	57,272,068	—	57,272,068
Operating Expenses	3,334,411	—	3,334,411	8,310,525	—	8,310,525
General and Administrative Expenses	6,613,843	—	6,613,843	14,396,686	—	14,396,686
Portion of Purchase Price Charged upon Acquisition of Latin Node	—	—	—	18,183,994	2,442,808	20,626,802
Depreciation and Amortization	773,966	—	773,966	2,134,273	—	2,134,273
Amortization of Intangible Assets	444,768	—	444,768	1,334,301	—	1,334,301

Total Costs and Expenses	53,166,983	—	53,166,983	101,631,847	2,442,808	104,074,655

Operating Loss	(2,716,662)	—	(2,716,662)	(22,339,230)	(2,442,808)	(24,782,038)
Other (Expense) Income	(1,624,554)	—	(1,624,554)	(1,888,931)	—	(1,888,931)

Net Loss from Continuing Operations	(4,341,216)	—	(4,341,216)	(24,228,161)	(2,442,808)	(26,670,969)
Income from Discontinued Operations	(1,660)	—	(1,660)	21,133	—	21,133

Net Loss	$(4,342,876)	$—	$(4,342,876)	$(24,207,028)	$(2,442,808)	$(26,649,836)

Net Loss per Share	$(0.32)		$(0.32)	$(1.83)		$(2.01)
Weighted Average Basic and Diluted Shares Outstanding	13,516,315		13,516,315	13,233,831		13,233,831

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

NOTE 4—Liquidity, Financial Condition and Management Plans

As of September 30, 2007, we had a working capital deficiency of $4,289,812 and for the nine months ended September 30, 2007, we incurred a net loss of $26,649,836, which includes a portion of the purchase price charged upon acquisition of Latin Node totaling $20,626,802.

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

As part of the acquisition, we recorded a long-term minority interest purchase obligation representing the present value of our estimated future cost of acquiring the remaining 20% of the issued and outstanding shares of common stock of Latin Node in June of 2009. We determined that the fair value of the long-term minority interest purchase obligation amounted to $896,857 as of September 30, 2007.

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

The acquisition of Latin Node was accounted for under the purchase method of accounting. Accordingly, the consolidated financial statements include the results of operations of Latin Node beginning on June 29, 2007 through September 30, 2007.

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

	Pro-Forma Results of Operations for the
	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Revenue	$50,450,321	$48,455,358	$144,774,597	$147,000,847
Cost of revenue	41,999,995	40,956,416	120,589,866	124,370,817
Operating expenses	3,334,411	2,782,873	9,203,035	8,070,495
General and administrative	6,613,843	5,901,266	20,077,694	14,751,871
Portion of purchase price charged upon acquisition of Latin Node	—	—	20,626,802	—
Depreciation and amortization	1,218,734	1,304,570	3,837,871	3,511,575

Loss from continuing operations	(2,716,662)	(2,489,767)	(29,560,671)	(3,703,911)
Other expenses	(1,624,554)	(1,608,499)	(2,704,349)	(4,063,022)

Net loss from continuing operations	$(4,341,216)	$(4,098,266)	$(32,265,020)	$(7,766,933)

Loss from continuing operations per share	$(0.32)	$(0.31)	$(2.39)	$(0.61)

Weighted average shares outstanding	13,516,315	13,435,314	13,478,336	12,792,064

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

In connection with the Security Agreement, Laurus was granted 533,158 warrants to purchase shares of common stock of Latin Node in an amount equal to 5.0% of Latin Node’s outstanding stock on a fully diluted basis. The warrants have a nominal exercise price. We valued the warrants issued to Laurus using the Black-Scholes pricing model thereby allocating a portion of the proceeds from the Secured Note to the warrants using the relative fair value of the debt and warrants to the actual proceeds from the Secured Note. The fair value of the warrant was initially recorded as $1,072,887 on our June 30, 2007 balance sheet, which we classified as a liability derivative that we carry at fair value. The Company has determined that on the time of issuance there was no beneficial conversion feature in connection with the Secured Note. As a result of the investigation of the FCPA Matter and the related restructuring leading to ultimately charging the statement of operations for an $20,626,802 expense categorized as a portion of a purchase price charged upon acquisition of Latin Node, we revalued this amount down to $240,446 and re-characterized it as a deferred financing cost. This amount will be accreted to interest expense over the life of the Secured Note. During the three months ended September 30, 2007 and for the period from June 29, 2007 to September 30, 2007, $89,407 and $91,394, respectively, was accreted into interest expense.

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

At September 30, 2007, one customer represented approximately 12% of our gross accounts receivable and one vendor represented approximately 13% of our accounts payable.

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

Effective February 7, 2007, we entered into an Employment Agreement with our Chief Operating Officer — Pacific Operations and Vice President. The employment agreement has an initial term of five years but will automatically be extended for successive two-year terms unless either party gives written notice no less than one hundred twenty days prior to the end of the term. The Chief Operating Officer’s initial base salary is $210,000 with the potential for an annual performance bonus in accordance with criteria set by our Board of Directors. In the event of a change in control, the Chief Operating Officer shall have the right to terminate his employment under the employment agreement by giving 30 days written notice at any time within one year of the change in control. In the event of such a termination, the Chief Operating Officer shall be entitled to severance in an amount equal to his annual base salary for twelve months. In addition, we will waive any lapse provisions of stock options or restricted stock grants made by us that have vested.

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

NOTE 11—Segment Information

We operate and manage our operations based on the following segments:

•	Central and South America;

•	The Samoas;

•	Papua New Guinea;

•	Fiji and other Pacific Island nations; and

•	North America, including the Caribbean.

Below is a summary of the results by segment for the three months ended September 30, 2007:

	Central and South America	Samoas	Papua New Guinea	Fiji and Other Pacific Island Nations	North America	Total
Revenues	$35,783,563	$3,078,969	$9,048,053	$2,539,736	$—	$50,450,321
Minority interest in net income of subsidiaries	—	—	(258,574)	—	—	(258,574)
Net income (loss)	(2,311,367)	537,173	260,359	(535,680)	(2,293,361)	(4,342,876)
Depreciation and amortization	59,850	275,826	351,441	84,504	2,345	773,966
Amortization of intangible assets	—	107,015	258,420	79,333	—	444,768
Net interest expense	(527,390)	(70,366)	14,235	(67,413)	(1,155,124)	(1,806,058)
Identifiable assets	$23,709,287	$11,377,433	$21,924,024	$6,548,540	$6,511,975	$70,071,259

Below is a summary of the results by segment for the nine months ended September 30, 2007:

	Central and South America**	Samoas	Papua New Guinea	Fiji and Other Pacific Island Nations	North America*	Total
Revenues	$36,513,611	$8,686,492	$26,259,437	$7,833,077	$—	$79,292,617
Minority interest in net income of subsidiaries	—	—	(773,468)	—	—	(773,468)
Net income (loss)	(2,320,109)	1,164,497	384,305	(954,619)	(24,923,910)	(26,649,836)
Depreciation and amortization	60,950	811,464	982,636	267,929	11,294	2,134,273
Amortization of intangible assets	—	321,042	775,260	237,999	—	1,334,301
Net interest expense	(530,636)	(217,290)	(41,668)	(208,380)	(2,092,267)	(3,090,241)
Identifiable assets	$23,709,287	$11,377,433	$21,924,024	$6,548,540	$6,511,975	$70,071,259

*	Includes the gain on sale of a telecommunications license held for sale of $1,842,875 and a portion of the purchase price charged upon acquisition of Latin Node in the amount of $20,626,802.
**	Represents results of operations from June 29, 2007 to September 30, 2007.

Below is a summary of the results by segment for the three months ended September 30, 2006:

	North America	Samoas	Papua New Guinea	Fiji and Other Pacific Island Nations	Total
Revenues	$—	$2,349,638	$7,725,202	$2,933,380	$13,008,220
Minority interest in net income of subsidiaries	—	—	291,505	—	291,505
Net income (loss)	(638,489)	(81,833)	(6,264)	(783,848)	(1,510,434)
Depreciation and amortization	25,078	243,955	275,741	98,791	643,565
Amortization of intangible assets	—	105,424	297,770	216,548	619,742
Net interest expense	(56,470)	(60,306)	(153)	(29,516)	(146,445)
Identifiable assets	$2,616,888	$10,933,319	$18,242,401	$10,798,611	$42,591,219

Below is a summary of the results by segment for the nine months ended September 30, 2006:

	North America	Samoas	Papua New Guinea****	Fiji and Other Pacific Island Nations***	Total
Revenues	$—	$6,232,306	$20,089,290	$7,021,452	$33,343,048
Minority interest in net income of subsidiaries	—	—	843,713	—	843,713
Net income (loss)	(2,465,325)	(443,763)	49,793	(1,561,211)	(4,420,506)
Depreciation and amortization	46,267	721,887	715,035	240,933	1,724,122
Amortization of intangible assets	—	281,132	794,053	577,461	1,652,646
Net interest expense	(236,739)	(168,809)	1,216	(113,440)	(517,772)
Identifiable assets	$2,616,888	$10,933,319	$18,242,401	$10,798,611	$42,591,219

***	Represents results of operations from February 1, 2006 to September 30, 2006.

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

Items Amended by this Form 10-Q/A

This Amendment No. 1 (“Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 as originally filed with the U. S. Securities and Exchange Commission (“SEC”) on January 10, 2008 (the “Original Form 10-Q”) amends certain sections of the Original Form 10-Q to reflect the restatement of our unaudited interim consolidated condensed financial statements (and related disclosures) as of September 30, 2007 and for the three and nine months ended September 30, 2007 as described below. With this Form 10-Q/A, we are amending:

•	Part I, Item 1 “Unaudited Financial Statements;”

•	Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

This Form 10-Q/A also amends Part II, Item 6 “Exhibits,” and includes updated certifications from our Chief Executive Officer and Chief Financial Officer required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

This Form 10-Q/A makes only the changes described above and does not modify or update such items in any other respect, or any other items or disclosures presented in the Original Form 10-Q. Further, this Form 10-Q/A does not reflect any other events occurring after January 10, 2008, the date we filed the Original Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC since the filing date of the Original Form 10-Q, including our Current Reports on Form 8-K and the Annual Report on Form 10-K/A for the year ended December 31, 2007.

Restatement of Prior Period Financial Statements

With the filing of this Form 10-Q/A, we are filing amendments to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, as originally filed with the SEC, to restate our unaudited interim consolidated condensed financial statements.

Background of the Restatement

Subsequent to the filing of our unaudited interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2007 filed with the SEC on January 10, 2008, information was discovered that suggested possible misstatements in connection with the recording of the acquisition of Latin Node, Inc. and Subsidiaries (“Latin Node”) on June 28, 2007.

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

The internal investigation has preliminarily revealed that certain payments from Latin Node may have been made in violation of the FCPA. Based on these preliminary results, Latin Node and/or eLandia may be subject to fines and penalties assessed by governmental authorities, and will incur substantial expenses associated with investigating the FCPA matter, responding to government inquiries and other matters arising from the acquisition of Latin Node. The adjustment to effect the restatement, which has been recorded effectively as of June 30, 2007, relates to the reallocation of the $26,818,835 purchase price. We conducted a valuation of the acquired business of Latin Node, including the assets acquired and the liabilities assumed in order to evaluate whether the purchase price paid for Latin Node represented fair value. This valuation considered the alleged misrepresentations by the sellers about the FCPA matter, as well as the financial impact of the Latin Node management restructuring undertaken as a result of the investigation. We determined that the $26.8 million purchase price was approximately $20.6 million in excess of the fair value of the net assets acquired from Latin Node mostly due to the cost of the FCPA investigation, the resulting fines and penalties to which it may be subject, the termination of Latin Node’s senior management, and the resultant loss of business. Therefore, we allocated approximately $20.6 million of the purchase price as a direct charge to operations during the quarter ended June 30, 2007.

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

Summary of the Effects of the Restatement

The net effect of the reallocation of the purchase price on the balance sheet as of September 30, 2007 includes an increase in the value of Latin Node’s accounts receivable at the date of acquisition of $2,095,600 and a net increase in total stockholders’ equity (deficit) of $2,095,600. The effect of the reallocation of the purchase price on the statement of operations for the nine-months ended September 30, 2007 resulted in a net increase in the portion of the purchase price charged upon the acquisition of Latin Node of $2,442,808. The effect of the restatement on our previously issued unaudited interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2007 is as follows:

	Restated Balance Sheet as of September 30, 2007
	As Reported	Adjustments	Restated
ASSETS
Total Current Assets	$28,743,276	$2,095,600	$30,838,876

TOTAL ASSETS	$67,975,659	$2,095,600	$70,071,259

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total Current Liabilities	$35,128,688	$—	$35,128,688

Total Long-Term Liabilities	35,378,277	—	35,378,277

Total Liabilities	70,506,965	—	70,506,965

Minority Interest	1,417,964	—	1,417,964
Additional Paid in Capital	44,057,113	4,538,408	48,595,521
Accumulated Deficit	(47,905,803)	(2,442,808)	(50,348,611)
Other Stockholders’ Equity	(100,580)	—	(100,580)

Total Stockholders’ Equity	(3,949,270)	2,095,600	(1,853,670)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$67,975,659	$2,095,600	$70,071,259

	Restated Statements of Operations
	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
Revenue	$50,450,321	$—	$50,450,321	$79,292,617	$—	$79,292,617

		—			—
Cost of Revenue	41,999,995	—	41,999,995	57,272,068	—	57,272,068
Operating Expenses	3,334,411	—	3,334,411	8,310,525	—	8,310,525
General and Administrative Expenses	6,613,843	—	6,613,843	14,396,686	—	14,396,686
Portion of Purchase Price Charged upon Acquisition of Latin Node	—	—	—	18,183,994	2,442,808	20,626,802
Depreciation and Amortization	773,966	—	773,966	2,134,273	—	2,134,273
Amortization of Intangible Assets	444,768	—	444,768	1,334,301	—	1,334,301

Total Costs and Expenses	53,166,983	—	53,166,983	101,631,847	2,442,808	104,074,655

Operating Loss	(2,716,662)	—	(2,716,662)	(22,339,230)	(2,442,808)	(24,782,038)
Other (Expense) Income	(1,624,554)	—	(1,624,554)	(1,888,931)	—	(1,888,931)

Net Loss from Continuing Operations	(4,341,216)	—	(4,341,216)	(24,228,161)	(2,442,808)	(26,670,969)
Income from Discontinued Operations	(1,660)	—	(1,660)	21,133	—	21,133

Net Loss	$(4,342,876)	$—	$(4,342,876)	$(24,207,028)	$(2,442,808)	$(26,649,836)

Net Loss per Share	$(0.32)		$(0.32)	$(1.83)		$(2.01)
Weighted Average Basic and Diluted Shares Outstanding	13,516,315		13,516,315	13,233,831		13,233,831

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

Subsequent to the filing of the Company’s unaudited interim consolidated condensed financial statements as of and for the three and nine months ended September 30, 2007 and 2006 filed with the Securities and Exchange Commission on January 10, 2008, information was discovered that suggested possible misstatements in connection with the recording of the acquisition of Latin Node on June 28, 2007. These misstatements are discussed more fully under the Items Amended by this 10-Q/A heading above.

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

	Nine Months Ended September 30,		Change
	2007	2006	Dollars	Percentage
Revenue	$—	$—	$—	—
Cost of Revenue	—	—	—	—
Expenses	3,952,085	2,221,602	1,730,483	77.9%
Portion of purchase price charged upon acquisition of Latin Node	20,626,802	—	20,626,802	100.0%

Operating Income	(24,578,887)	(2,221,602)	(22,357,285)	(1,006.4)%
Gain on sale of telecommunications license	1,842,875	—	1,842,875	100.0%
Interest, financing costs and other expenses, net of interest income	(2,120,572)	(236,741)	(1,883,831)	795.7%

Loss from continuing operations	(24,856,584)	(2,458,343)	(22,398,241)	(911.1)%
Income tax expense	(88,459)	—	(88,459)	100.0%
Income (loss) from discontinued operations	21,133	(6,979)	28,112	(402.8)%

Net loss	$(24,923,910)	$(2,465,322)	$(22,458,588)	(911.0)%

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

On June 29, 2007, Latin Node, our 80% owned subsidiary, closed on a $13.0 million debt financing transaction with Laurus. Laurus extended financing to Latin Node in the form of a $7.5 million Secured Non-Convertible Revolving Note (the “Facility”) based on accounts receivable. The Facility has a three year term and accrues interest at a rate equal to the Wall Street Journal Prime rate plus 2.5% per annum, subject to a floor of 10.0%. As of September 30, 2007, Latin Node borrowed $917,154 on the Facility and the Wall Street Journal prime rate was 7.75%. In addition, Laurus extended financing to Latin Node in the form of a $5.5 million Secured Convertible Term Note (the “Secured Note”) secured by a first lien on all assets of Latin Node. The Secured Note has a three year term and accrues interest at a rate equal to the Wall Street Journal Prime rate plus 3.5% per annum, subject to a floor of 11.0%. Interest payments are due monthly over the term of the loan, commencing immediately, while principal payments are due in 24 equal monthly installments beginning July 1, 2008. As a result of the FCPA Matter, the Company was in default of the terms of the Facility and the Secured Note at September 30, 2007 however, a waiver was received from Laurus on January 9, 2008.

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

As of September 30, 2007, we had a working capital deficiency of $4,289,812 and for the nine months ended September 30, 2007, we incurred a net loss of $26,649,836, including the effect of a gain amounting to $1,842,875 from the sale of one of our telecommunications licenses and a portion of the purchase price charged upon acquisition of Latin Node totaling $20,626,802. Our operating loss, excluding the portion of the purchase price charged upon acquisition of Latin Node, for the three and nine months ended September 30, 2007 was $2,716,662 and $4,155,236, respectively.

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

Latin Node Transaction

Latin Node is a provider of advanced telecommunications services to customers located in or communicating with Central and South America and, in some cases, Europe using voice over Internet protocol, or VoIP, technology. On February 16, 2007, we entered into a Preferred Stock Purchase Agreement with Latin Node, a wholly-owned subsidiary of Retail, pursuant to which we agreed to purchase 8,000,000 shares of Series A Preferred Stock of Latin Node for an aggregate price of $26,818,835 (includes $716,677 of capitalized acquisition costs). The acquisition was subject to certain regulatory approvals, specifically approval from the FCC. The Series A Preferred Stock shall be convertible into Latin Node common shares, in whole or in part at a conversion price of $2.50 per share which will ultimately represent 80% of the issued and outstanding shares of common stock of Latin Node. As holders of Series A Preferred Stock, we are entitled to elect two out of three directors of Latin Node.

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

In connection with the Security Agreement, Laurus was granted 533,158 warrants to purchase shares of common stock of Latin Node in an amount equal to 5.0% of Latin Node’s outstanding stock on a fully diluted basis. The warrants have a nominal exercise price. We valued the warrants issued to Laurus using the Black-Scholes pricing model thereby allocating a portion of the proceeds from the Secured Note to the warrants using the relative fair value of the debt and warrants to the actual proceeds from the Secured Note. The relative fair value of the warrant was initially recorded as $1,072,887 on our June 30, 2007 balance sheet, which we recorded as a discount to the Secured Note and a corresponding long-term warrant payable liability. As a result of the investigation of the FCPA Matter and the related restructuring leading to ultimately charging the statement of operations for an $20,626,802 expense categorized as a portion of a purchase price charged upon acquisition of Latin Node, we adjusted this amount down to $240,446 and re-characterized it as a deferred financing cost. This amount will be accreted to interest expense over the life of the Secured Note. During the three months ended September 30, 2007 and for the period from June 29, 2007 to September 30, 2007, $89,407 and $91,394, respectively, was accreted into interest expense.

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

Pursuant to the terms of a Shareholders’ Agreement between eLandia, Latin Node and Retail, Retail has the right to obligate eLandia to issue certain shares of common stock of eLandia to Retail in exchange for all (but not less than all) of the 2,000,000 shares of common stock of Latin Node held by Retail. The number of eLandia common shares to be issued to Retail and Laurus upon the exercise of the put right described above will be determined based on an independent appraisal of the value of Latin Node. In addition to the put right, eLandia has the right to obligate Retail to exchange all of the 2,000,000 shares of common stock of Latin Node held by Retail for shares of eLandia common stock. As a result of the investigation of the FCPA Matter and the related restructuring leading to ultimately charging the statement of operations for an $20,626,802 expense categorized as a portion of the purchase price charged upon acquisition of Latin Node, we effectively adjusted this amount to $896,857. Also as a result of the FCPA Matter, the Company was in default of the terms of the Facility and the Secured Note at September 30, 2007, however a waiver was received from Laurus on January 9, 2008. In connection with the waiver received eLandia will enter into an amendment of the Shareholder Agreement whereby Laurus shall be given the right to obligate eLandia to issue shares of common stock in exchange for any warrant it may have in Latin Node.

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

Changes in Internal Control Over Financial Reporting

As of September 30, 2007, we have initiated the development of a plan to improve the effectiveness of the design and operation of our disclosure controls and procedures to ensure that the information requirements described above are met and the control deficiencies in financial reporting departments described above are corrected. Historically, we have lacked staff with public accounting experience and consequently, have relied heavily on Harley L. Rollins III, our Chief Financial Officer. As a part of our implementation plan and to mitigate the reliance on Mr. Rollins, in February 2007, we appointed an internal auditor who is based in the South Pacific, and in April 2007, we hired a Vice President of Finance who is based in Ft. Lauderdale, both of whom are familiar with the requirements of U.S. GAAP and SEC regulations. In addition, we have initiated training of our current personnel on the controls and reporting requirements of U.S. GAAP and SEC regulations. Notwithstanding these improvements, the acquisitions of Latin Node and Desca create new challenges that we must address in order to have effective disclosure controls and procedures. Due to the fact that these remedial steps have not been completed, we have performed additional analyses and other post-closing procedures to ensure the consolidated financial statements contained in this Report were prepared in accordance with U.S. GAAP and SEC regulations.

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

ELANDIA INTERNATIONAL, INC.

Date: September 5, 2008	By:	/s/ Pete Pizarro
Pete Pizarro
Chief Executive Officer

Date: September 5, 2008	By:	/s/ Harley L. Rollins III
Harley L. Rollins III
Chief Financial Officer

Exhibit Index

10.48	Security Agreement, dated June 29, 2007, by and among Laurus Master Fund, Ltd., Elandia, Inc., Latin Node, Inc. and certain subsidiaries of Latin Node, Inc.	Previously filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2007.

10.49	Guaranty, dated June 29, 2007, executed by Elandia, Inc. and Retail Americas VOIP, LLC in favor of Laurus Master Fund, Ltd.	Previously filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2007.

10.50	Equity Pledge Agreement, dated June 29, 2007, by and among Latin Node, Inc., Latin Node, LLC, Elandia, Inc., Latin Node Europe, GmbH, Retail Americas VOIP, LLC and Laurus Master Fund, Ltd.	Previously filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2007.

10.51	Secured Convertible Term Note, dated June 29, 2007, executed by Latin Node, Inc. and certain of its subsidiaries in favor of Laurus Mater Fund, Ltd.	Previously filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2007.

10.52	Secured Revolving Note, dated June 29, 2007, executed by Latin Node, Inc. and certain of its subsidiaries in favor of Laurus Mater Fund, Ltd.	Previously filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2007.

10.53	Registration Rights Agreement, dated June 29, 2007, by and between Latin Node, Inc. and Laurus Master Fund, Ltd.	Previously filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2007.

10.54	Executive Employment Agreement between the Company and John Hamm dated July 23, 2007.	Previously filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2007.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith.