Form 10-Q
period 2008-09-30
ELANDIA INTERNATIONAL INC.
filed 2008-11-12
CIK 1352819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 11, 2008, the registrant had 39,677,232 shares of common stock, $0.00001 par value per share, outstanding.

ELANDIA INTERNATIONAL INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

eLandia International Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$34,782,507	$19,996,403
Short-Term Investments	11,160,523	—
Restricted Cash	5,103,109	—
Accounts Receivable, Net	56,557,671	37,989,729
Inventories, Net	30,053,233	15,459,834
Prepaid Expenses and Other Current Assets	8,157,056	3,709,582
Deposits with Suppliers and Subcontractors	2,504,601	4,048,402
Assets Held for Sale	445,410	18,118,148
Deferred Tax Asset – Current Portion	1,162,347	1,162,347

Total Current Assets	149,926,457	100,484,445
Property, Plant and Equipment, Net	21,916,522	14,375,877
Deferred Tax Asset	56,905	56,905
Telecommunications Licenses and Agreements	789,743	789,743
Customer Lists, Net	3,261,916	9,789,981
Contract Rights, Net	4,273,061	6,029,914
Trade Names, Net	8,806,973	1,944,583
Goodwill	21,426,057	12,922,962
Deferred Financing Costs, Net	21,434	1,879,263
Assets Held for Sale—Long-Term	1,321,107	5,890,593
VAT Receivable, Net	4,821,847	3,268,099
Other Assets	4,312,825	1,566,285

Total Assets	$220,934,847	$158,998,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

eLandia International Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Continued)

	September 30, 2008	December 31, 2007
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$60,863,908	$30,677,949
Accrued Expenses	10,896,165	12,494,480
Lines of Credit	34,802,579	13,810,320
Long-Term Debt—Current Portion	8,152,688	10,259,876
Capital Lease Obligations—Current Portion	474,914	540,727
Income Taxes Payable	109,742	97,801
Customer Deposits	6,877,224	4,305,897
Deferred Revenue	2,488,292	2,187,656
Deferred Gain on Sale Leaseback—Related Party—Current Portion	257,397	277,227
Liabilities of Discontinued Operations	7,056,742	21,482,194
Other Current Liabilities	630,963	331,097

Total Current Liabilities	132,610,614	96,465,224

Long-Term Liabilities
Long-Term Debt, Net of Current Portion	1,034,260	394,158
Long-Term Debt—Convertible—Related Party (Net of Discount of $0 and $3,531,223 at September 30, 2008 and December 31, 2007, Respectively)	—	26,768,777
Capital Lease Obligations, Net of Current Portion	1,589,193	2,010,763
Accrued Interest—Related Party	—	2,594,775
Deferred Gain on Sale Leaseback—Related Party, Net of Current Portion	128,699	321,746
Minority Interest Purchase Price Obligations	9,918,838	6,918,838
Liabilities of Discontinued Operations	142,654	5,374,827
Other Long-Term Liabilities	515,866	—

Total Long-Term Liabilities	13,329,510	44,383,884

Total Liabilities	145,940,124	140,849,108

Commitments and Contingencies

Minority Interest	4,004,618	1,339,647

Common Stock, Subject to Potential Redemption, 433,333 shares at Redemption Value	2,599,998	—

Stockholders’ Equity
Preferred Stock, $0.00001 Par Value; 35,000,000 Shares Authorized; 2,340,485 and 4,740,741 Shares Issued and Outstanding at September 30, 2008 and December 31, 2007, Respectively

Series A Convertible Preferred Stock, $0.00001 Par Value; 6,500,000 Shares Authorized; -0- Shares Issued and Outstanding at September 30, 2008 and December 31, 2007	—	—

Series B Convertible Preferred Stock, $0.00001 Par Value; 14,074,074 and 5,185,185 Shares Authorized; 2,340,485 and 4,740,741 Shares Issued and Outstanding at September 30, 2008 and December 31, 2007, Respectively	15,785,517	29,316,769

Common Stock, $0.00001 par value; 50,000,000 Shares Authorized; 40,302,232 and 17,029,315 Shares Issued and 39,677,232 and 17,029,315 Shares Outstanding at September 30, 2008 and December 31, 2007, Respectively (Less 433,333 Shares Subject to Possible Redemption at September 30, 2008)	392	170
Additional Paid-In Capital	151,521,946	48,668,422
Accumulated Deficit	(103,415,026)	(61,148,460)
Accumulated Other Comprehensive Income (Loss)	4,497,278	(27,006)

Total Stockholders’ Equity	68,390,107	16,809,895

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$220,934,847	$158,998,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

eLandia International Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUE
Telecommunications Services	$1,772,598	$1,851,577	$5,527,327	$6,117,704
Product Sales	37,844,688	7,597,842	88,070,737	21,660,204
Information Technology Services	14,515,644	5,217,340	36,772,153	15,001,098

Total Revenue	54,132,930	14,666,759	130,370,217	42,779,006
COSTS AND EXPENSES
Cost of Revenue – Telecommunications Services	552,492	596,245	1,766,971	1,803,198
Cost of Revenue – Product Sales	30,939,397	6,340,271	72,304,918	18,064,479
Cost of Revenue – Information Technology Services	7,569,464	1,074,611	17,922,985	2,813,372
Sales, Marketing and Customer Support	8,299,591	2,994,417	24,612,454	7,967,313
General and Administrative (Includes $-0- and $-0- and $500,000 and $-0- of Expense Pertaining to Earnout Provisions for Desca for the Three And Nine Months Ended September 30, 2008 and 2007, Respectively)	9,485,547	3,254,607	31,000,481	10,903,160
Depreciation and Amortization	880,290	714,115	3,056,070	2,073,323
Amortization – Intangible Assets	1,315,153	444,768	3,209,101	1,334,301

Total Operating Expenses	59,041,935	15,419,034	153,872,980	44,959,146

LOSS FROM OPERATIONS	(4,909,005)	(752,275)	(23,502,763)	(2,180,140)
OTHER (EXPENSE) INCOME
Interest Expense and Other Financing Costs (Including $-0- and $1,265,114 and $2,649,042 and $3,621,364 for the Three and Nine Months Ended September 30, 2008 and 2007, Respectively, to a Related Party)	(1,352,968)	(1,276,417)	(5,142,213)	(3,166,305)
Interest Income	334,118	488	771,316	606,699
Other Income	788,902	67,432	1,297,565	21,705
Gain on Sale Leaseback – Related Party	64,351	84,180	212,879	252,539
Gain on Sale of Telecommunications License	—	—	—	1,842,875
Change in Value of Minority Interest Purchase Price Obligation	93,750	—	(3,000,000)	—
Foreign Exchange Transaction Gain	66,770	351,436	127,565	491,738

Total Other (Expense) Income	(5,077)	(772,881)	(5,732,888)	49,251

NET LOSS BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST	(4,914,083)	(1,525,156)	(29,235,651)	(2,130,889)
Income Tax Expense	(159,164)	(246,123)	(384,758)	(819,701)
Minority Interest Income (Expense)	15,676	(258,573)	(535,189)	(773,468)

LOSS FROM CONTINUING OPERATIONS NET OF INCOME TAXES	(5,057,571)	(2,029,852)	(30,155,598)	(3,724,058)
LOSS FROM DISCONTINUED OPERATIONS	(51,766)	(2,313,024)	(12,110,968)	(22,925,779)

NET LOSS	$(5,109,337)	$(4,342,876)	$(42,266,566)	$(26,649,837)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED
Continuing Operations	$(0.13)	$(0.15)	$(1.14)	$(0.28)
Discontinued Operations	—	(0.17)	(0.46)	(1.73)

Net Loss per Common Share	$(0.13)	$(0.32)	$(1.60)	$(2.01)

Weighted Average Number of Common Shares Outstanding, Basic and Diluted	39,475,961	13,516,315	26,544,979	13,233,831

OTHER COMPREHENSIVE LOSS, NET OF TAX
Net Loss	$(5,109,337)	$(4,342,876)	$(42,266,566)	$(26,649,837)
Foreign Currency Translation Adjustment	1,378,206	(360,317)	4,524,284	(455,663)

Comprehensive Loss	$(3,731,130)	$(4,703,193)	$(37,742,282)	$(27,105,500)

The accompanying notes are an integral part of these condensed consolidated financial statements.

eLandia International Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

For The Nine Months Ended September 30, 2008

(Unaudited)

	Preferred Stock - Series A $0.00001 Par Value		Preferred Stock - Series B $0.00001 Par Value		Common Stock $0.00001 Par Value		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE—January 1, 2008	—	$—	4,740,741	$29,316,769	17,029,315	$170	$48,668,422	$(61,148,460)	$(27,006)	$16,809,895
Issuance of Common Stock Upon Exercise of Warrants	—	—	—	—	4,898,175	49	4,849	—	—	4,898
Issuance of Series B Convertible Preferred Stock	—	—	8,710,855	58,237,320	—	—	—	—	—	58,237,320
Conversion of Series B Convertible Preferred Stock to Common Stock	—	—	(11,111,111)	(71,768,572)	11,111,111	111	71,768,461	—	—	—
Accrued Interest Contributed to Capital by Majority Stockholder Upon Conversion of Long-Term Debt	—	—	—	—	—	—	4,109,775	—	—	4,109,775
Conversion of Long-Term Debt—Convertible—Related Party to Series A Preferred Stock	6,060,000	61	—	—	—	—	30,299,939	—	—	30,300,000
Unamortized Financing Costs and Note Discount Related to Long-Term Debt—Convertible—Related Party Charged to Capital Upon Conversion of Long-Term Debt	—	—	—	—	—	—	(4,726,451)	—	—	(4,726,451)
Conversion of Series A Convertible Preferred Stock to Common Stock	(6,060,000)	(61)	—	—	6,060,000	61	—	—	—	—
Vesting of Restricted Common Stock Issued to Executive	—	—	—	—	125,000	1	(1)	—	—	—
Foreign Currency Translation Adjustment	—	—	—	—	—	—	—	—	4,524,284	4,524,284
Common Stock Granted to Directors	—	—	—	—	20,298	—	65,763	—	—	65,763
Stock-Based Compensation	—	—	—	—	—	—	1,331,189	—	—	1,331,189
Net Loss	—	—	—	—	—	—	—	(42,266,566)	—	(42,266,566)

BALANCE—September 30, 2008 (Unaudited)	—	$—	2,340,485	$15,785,517	39,243,899	$392	$151,521,946	$(103,415,026)	$4,497,278	$68,390,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

eLandia International Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss from Continuing Operations	$(30,155,598)	$(3,724,057)

Adjustments to Reconcile Net Loss from Continuing Operations to Net Cash Used in Operating Activities:
Provision for Doubtful Accounts	934,386	136,938
Provision for VAT Receivable	1,371,857	—
Goodwill Impairment Charge	630,802	—
Stock Based Compensation	1,396,952	337,774
Depreciation and Amortization	3,056,070	2,073,323
Amortization — Intangible Assets	3,209,101	1,334,302
Amortization of Deferred Financing Costs and Discount on Long-Term Debt	687,096	1,180,490
Accrued Interest on Convertible Promissory Note — Related Party	1,515,000	1,803,280
Gain on Sale Leaseback — Related Party	(212,879)	(252,539)
Change in Fair Value of Minority Interest Purchase Price Obligation	3,000,000	—
Foreign Currency Transaction Exchange Gain	(127,565)	(491,738)
Minority Interest in Net Income	535,189	773,468
Gain on Sale of Telecommunications License	—	(1,842,875)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(16,577,116)	(2,740,253)
Inventories	(12,826,731)	(99,316)
Prepaid Expenses and Other Current Assets	(3,836,753)	(1,352,695)
Deposits with Suppliers and Subcontractors	1,566,041	—
VAT Receivable	(2,332,654)	—
Other Assets	(2,606,903)	(198,678)
Accounts Payable	21,295,019	327,286
Accrued Expenses	(5,791,021)	1,318,195
Income Taxes Payable	(81,014)	(533,704)
Customer Deposits	1,821,471	—
Deferred Revenue	134,580	485,236
Other Liabilities	689,310	—

TOTAL ADJUSTMENTS	(2,549,762)	2,258,494

CASH USED IN OPERATING ACTIVITIES	(32,705,360)	(1,465,563)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Acquired in Business Acquisitions	553,168	—
Cash Paid for Acquisition, Including Transaction Costs—Transistemas	(3,155,591)	—
Cash Paid for Acquisition, Including Transaction Costs—PRR and ASHC	(681,114)	—
Purchases of Property and Equipment	(4,335,793)	(1,736,221)
Short-Term Investments	(11,160,523)	—
Restricted Cash	(5,103,109)	—
Transaction Costs—Desca	—	(339,188)
Investment in Joint Ventures and Other	—	(182,870)
Proceeds from Sale of Telecommunications License, Net of Selling Expenses	—	2,630,272

CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(23,882,962)	371,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

eLandia International Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Continued)

	For the Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Line of Credit, Net	20,774,819	2,394,277
Proceeds from Long-Term Debt	11,213,616	—
Principal Payments of Long-Term Debt	(12,680,702)	(629,540)
Principal Payments on Capital Leases	(487,383)	—
Proceeds from Sale of Series B Preferred Stock, Net of Issuance Costs	58,237,320	—
Financing Costs Paid — Series B Preferred Stock	(24,496)	—
Proceeds from Exercise of Warrants	4,898	—
Minority Interest Acquired	2,500,000	—
Dividends Paid to Minority Interest Holders	(531,808)	(761,839)
Proceeds from Convertible Promissory Note — Related Party	—	27,000,000
Financing Costs Paid — Convertible Promissory Note – Related Party	—	(2,120,000)

CASH PROVIDED BY FINANCING ACTIVITIES	79,006,264	25,882,898

CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating Cash Flows	(2,628,514)	(3,334,032)
Investing Cash Flows	—	(25,249,881)
Financing Cash Flows	(6,897,854)	4,791,142

NET CASH USED IN DISCONTINUED OPERATIONS	(9,526,368)	(23,792,771)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	1,894,530	93,816

NET INCREASE IN CASH	14,786,104	1,090,373
CASH — Beginning	19,996,403	1,211,124

CASH — Ending	$34,782,507	$2,301,497

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid During the Periods For:
Interest	$3,143,833	$751,317
Taxes	$2,584,552	$621,728

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Convertible Promissory Notes—Related Party to Series A Convertible Preferred Stock	$30,300,000	$—
Forgiveness of Accrued Interest on Convertible Promissory Notes	$4,109,775	$—
Deferred Financing Fees and Debt Discounts Converted to Capital	$4,726,451	$—
Conversion of Series A Convertible Preferred Stock to Common Stock	$30,300,000	$—
Conversion of Series B Convertible Preferred Stock to Common Stock	$71,768,572	$—
Redeemable Common Stock Issued for Acquisition of Transistemas	$2,599,998	$—
Issuance of Restricted Stock	$1	$—
Acquisition of Equipment with Issuance of Note Payable	$—	$98,325
Fair Market Value of Warrants Granted in Connection with Convertible Promissory Notes and Long-Term Debt	$—	$5,131,960
Accrued Interest Expense on Convertible Promissory Note—Related Party	$—	$1,837,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2008

(Unaudited)

NOTE 1 – Organization and Business

eLandia International Inc., formerly known as eLandia, Inc. (“eLandia,” “Company,” “we,” “us,” and/or “our”), through its subsidiaries, is a provider of wireless coverage and Internet access in the South Pacific island nations and American Samoa, as well as a provider of information technology (“IT”) products and services including consulting services, network integration services, infrastructure services, communication services, in emergent markets including Latin America, the Caribbean, the South Pacific island nations and American Samoa. The products and services we offer in each of the geographic areas we serve vary depending on the infrastructure, existing technology systems and the needs of the region. Our technology services include hardware and software products from Cisco Systems, Inc., Microsoft Corporation and Nokia Corporation, among others. As discussed elsewhere herein, our telecommunications operations and retail long-distance services in Latin America provided by our subsidiary, Latin Node, Inc. (“Latin Node”) were discontinued in January 2008.

NOTE 2 – Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements as of September 30, 2008 and for the three and nine months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited consolidated financial statements. The unaudited interim condensed consolidated balance sheet as of September 30, 2008, unaudited interim condensed consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007, the unaudited interim condensed consolidated statement of stockholders’ equity for the nine months ended September 30, 2008, and the unaudited interim condensed consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three months and nine months ended September 30, 2008 are not necessarily indicative of results to be expected for the year ending December 31, 2008 or for any future interim period. The condensed consolidated balance sheet at December 31, 2007 has been derived from audited consolidated financial statements; however, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2007 as filed with the SEC.

NOTE 3 – Liquidity, Financial Condition and Management’s Plans

We incurred a $23,502,763 loss from operations and used $32,705,360 of cash in continuing operations for the nine months ended September 30, 2008. As of September 30, 2008, we have a $103,415,026 accumulated deficit and working capital of $23,927,175, which excludes current assets held for sale of $445,410 and current liabilities of discontinued operations of $7,056,742. In addition, our net loss for the three and nine months ended September 30, 2008 amounting to $5,109,337 and $42,266,566, respectively, includes a loss of $51,766 and $12,110,968, respectively, from discontinued operations.

Historically our principal source of liquidity has been the issuances of equity and debt securities, including preferred stock and convertible promissory notes, to Stanford International Bank Ltd., our principal stockholder (“SIBL”). Other sources of funds include cash from external financing arrangements, including various lines of credit with multiple local banks in South and Central America and the South Pacific and trade payables financing provided by our principal supplier.

As more fully described in Note 19, in connection with preferred stock purchase agreements entered into with SIBL on November 21, 2007 and February 20, 2008, as amended, we issued 11,111,111 shares of Series B Convertible Preferred Stock and warrants to purchase up to 7,796,000 shares of our common stock to SIBL and its assignees for net proceeds of $71,768,572 (gross proceeds of $75,000,000 less offering costs of $3,231,428). The Series B Convertible Preferred Stock was converted into 11,111,111 shares of common stock on June 30, 2008.

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

On July 21, 2008, we entered into a credit agreement with SIBL (“Bridge Loan Agreement”) pursuant to which SIBL will provide a loan to us in the principal amount of up to $40 million. The Bridge Loan Agreement was amended in September 2008 whereby the loan funding schedule was modified to provide eight installments of $3 million each during October, November and December 2008 and eight installments of $2 million each during January and February 2009. As of November 10, 2008, we have received $12 million of funding under the Bridge Loan Agreement.

In September 2008, in connection with the amendments we entered into with SIBL to the preferred stock purchase agreements, we issued 2,340,485 shares of Series B Preferred Stock to SIBL and warrants to purchase 1,643,000 shares of common stock to SIBL and its assignees resulting in net proceeds of $15,785,517 (gross proceeds of $15,798,275 less offering costs of $12,758). As of September 30, 2008, warrants to purchase 643,300 shares of common stock were exercised resulting in proceeds of $643.

Pursuant to the terms of an Assignment Agreement dated February 29, 2008, Laurus Master Fund, Ltd. (“Laurus”) assigned to us all of its rights in the promissory notes, security agreement, guaranty, equity pledge agreements and other loan and security documents executed in connection with the financing agreements to Latin Node. In consideration for the assignment of the documents evidencing the loan to Latin Node, we paid Laurus in February 2008, an aggregate amount of $6,965,456 representing the sum of (a) the unpaid principal balance of, and accrued interest on, the loan to Latin Node in the total amount of $6,247,017 and (b) unpaid fees due to Laurus pursuant to the loan documents of $718,439.

On July 1, 2008, we acquired all of the issued and outstanding common stock of Transistemas, S.A., a network solution provider and system integrator located in Argentina, for an aggregate purchase price of $5,755,589 comprised of (i) $2,693,148 in cash, (ii) $2,599,998 for the value of 433,333 shares of our common stock subject to potential redemption in connection with a put option and (iii) $462,443 of direct acquisition costs paid in cash.

On September 30, 2008, our subsidiary, Desca Holding, LLC (“Desca”), made a capital call from its members in the amount of $10 million. The proceeds from the capital call will be used to fund the working capital needs of Desca. Pursuant to the capital call, we contributed $7 million to Desca in the form of $4,705,500 in cash and $2,294,500 in capital contributions from previous advances and loans made to Desca. Jorge Enrique Alvarado Amado, Chief Executive Officer of Desca and 30% minority interest holder of Desca (“Alvarado”) contributed 1,150,000 stock appreciation rights in eLandia valued at $3 million. In addition, we issued warrants to Alvarado to purchase an aggregate of 1,150,000 shares of our common stock at an exercise price of $3.08 per share (see Note 6).

On October 9, 2008, our Board of Directors approved a plan to repurchase up to approximately 1,200,000 shares of our common stock, or approximately 3% of our outstanding common stock. Under the common stock repurchase plan, we may purchase common stock on the open market at prevailing prices.

On October 16, 2008, we acquired all of the issued and outstanding common stock of the Center of Technology Transfer Corporation (“CTT”) for an aggregate cash consideration of $2,674,000. CTT is an education services integrator in information and communication technologies, business skills and best practices in Latin America. CTT’s partners include industry leaders such as Cisco, Microsoft and Google.

Management believes that our current level of working capital at September 30, 2008 and the funds we will have available under the various facilities provided and to be provided to us by SIBL will enable us to sustain operations through at least September 30, 2009. However, there can be no assurance that the plans and actions proposed by management will be successful or that unforeseen circumstances will not require us to seek additional funding sources in the future or effectuate plans to conserve liquidity. In addition, there can be no assurance that in the event additional sources of funds are needed they will be available on acceptable terms, if at all.

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

We hold a 50% interest in Datec PNG Pty Limited (“Datec PNG”), over which we have management influence and guarantee a portion of Datec PNG’s debt. Due to our management influence, we consolidate Datec PNG with our financial statements under the FIN 46(R) consolidation model. Datec PNG provides technology products, Internet access services and IT services to relatively large corporate organizations in Papua New Guinea. Datec PNG has an overdraft facility account with a maximum borrowing limit of approximately $2.0 million. This overdraft facility account is secured by the assets of Datec PNG.

Reclassification

Certain amounts as previously reported have been reclassified to conform to current period classifications. These reclassifications have no effect on the financial position at September 30, 2007, the cash flows for the nine months ended September 30, 2007 or the results of operations for the three and nine months ended September 30, 2007.

Use of Estimates

The preparation of the unaudited interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited interim condensed consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount of uncollectible accounts receivable, valuation of VAT receivable, valuation of minority interest purchase price obligations, the amount to be paid for the settlement of liabilities of discontinued operations, accrued expenses, the amount allocated to contract rights, customer lists, trade names and goodwill in connection with acquisitions along with the estimated useful lives for amortizable intangible assets and property, plant and equipment, warrants granted in connection with various financing transactions, share based payment arrangements, and the percentage of completion with respect to production contacts in circumstances where the use of that accounting method is deemed to be appropriate.

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

Revenue Recognition

We generate revenue from product sales, IT services and telecommunications services. The products and services that we offer in each of the geographic areas we serve vary depending on the infrastructure, existing telecommunication systems and the needs of the region. All revenue is recognized net of discounts, returns and allowances.

Revenues recognized in advance of amounts billable pursuant to contracts terms, based on work performed and/or services provided to date, are recorded as unbilled receivables in the accompanying condensed consolidated balance sheet. Unbilled receivables are billable upon various events, including the attainment of performance milestones, delivery of equipment and/or services, or completion of the contract.

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

Production Type Contracts

From time to time, we enter into contracts that are accounted for using the percentage of completion method, as prescribed by Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue is recognized over the period of each implementation using the percentage of completion method. Labor hours incurred is used as the measure of progress towards completion, and management believes its estimates to completion are reasonably dependable. Management regularly reviews underlying estimates of project profitability. Revisions to estimates are reflected in the statement of operations in the period in which the facts that give rise to the revision become known. Provisions for estimated losses, if any, are recognized in the period in which the loss is determined. Contract losses are measured as the amount by which the estimated costs of the contract exceed the estimated total revenue from the contract.

Vendor Rebates

We have arrangements to receive cash or consideration from certain of our vendors, including rebates. In accordance with Emerging Issues Task Force (“EITF”) 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” the amounts received or credited from our vendors are recorded as a reduction of the prices paid for these products and, therefore, such amounts are reflected as a reduction of the cost of revenue. Vendor rebates are typically dependent upon reaching minimum sales thresholds. We evaluate the likelihood of reaching sales thresholds using past experience and current forecasts and, when rebates can be reasonably estimated, we record a portion of the rebate as progress is made toward the sales threshold.

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

Financial instruments that potentially expose us to credit risk include cash and cash equivalents and short-term investments. These amounts are being held for use for future acquisitions and/or working capital needs. As of September 30, 2008, the Federal Deposit Insurance Corporation insured customer deposits of up to $100,000 (increased to $250,000 on October 3, 2008). Our uninsured balances at September 30, 2008 amounted to approximately $44.7 million, of which approximately $34.8 million is held in U.S. institutions; approximately $5.8 million is held by Stanford Bank (Panama), S.A., an affiliate of SIBL; and approximately $4.1 million is held by other financial institutions located in Latin America and the South Pacific. The amounts held by Stanford Bank (Panama) are being held in interest bearing accounts mainly to secure standby letters of credit.

Short-Term Investments

All highly liquid investments that have a maturity of greater than 90 days at the date of purchase are classified as short-term investments. The carrying value of these instruments approximates their fair value. As of September 30, 2008, short-term investments consist of certificates of deposits, all of which are held in U.S. institutions.

Restricted Cash

As of September 30, 2008, we had a total of $5,103,109 of restricted cash, which was used to collateralize a stand-by letter of credit in the approximate amount of $5 million for the benefit of one of our vendors.

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

Inventory

Inventory consists predominantly of finished goods inventory comprised of technology equipment, products and accessories. Inventory is carried at the lower of cost or net realizable value. Cost is based on a weighted average or first-in-first-out method. All expenditures incurred in acquiring inventory including transportation and custom duties are included in inventory. Reserves for obsolete inventory are provided based on historical experience of a variety of factors including sales volume, product life, and levels of inventory at the end of the period. Our reserve for obsolete inventory at September 30, 2008 and December 31, 2007 amounted to $1,337,313 and $915,377, respectively.

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

Value Added Tax Receivables

Certain of our operations are subject to Value Added Tax, or VAT, which is usually applied to goods and services purchased in the respective countries. Revenues are recognized net of all VAT imposed by governmental authorities and collected from customers. We are required to remit the VAT we collect to the tax authorities, but may deduct the VAT we have paid on eligible purchases. The VAT return is filed offsetting the payables against the receivables. At September 30, 2008 and December 31, 2007, the gross VAT receivable amounted to $6,193,704 and $3,268,099, respectively. The collection of the VAT receivable may extend over a period of up to two years. We review our VAT receivable for impairment whenever events or changes in circumstances indicate the carrying amount might not be recoverable. As of September 30, 2008, we determined that a portion of the VAT receivable balance may not be recoverable and therefore recorded a reserve of $1,371,857, which reduced the net VAT receivable to $4,821,847.

Goodwill

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition or sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. We allocate goodwill to reporting units based on the reporting unit expected to benefit from the combination. We evaluate our reporting units on an annual basis and, if necessary, reassign goodwill using a relative fair value allocation approach.

Effective June 30, 2008, management made the decision and began to restructure the operations in certain specific South Pacific island nations (other than Fiji, Papua New Guinea and America Samoa). As a result of this decision, we undertook a review of the carrying amount of our goodwill as of June 30, 2008 and determined that the value of our goodwill related to certain specific South Pacific island nations had been impaired. Accordingly, we recorded an impairment charge of $630,802, which is included in general and administrative expenses in the accompanying unaudited condensed consolidated statement of operations during the nine months ended September 30, 2008.

We will continue to evaluate goodwill for impairment, at least annually, in accordance with SFAS 142. Other than as set forth above, during the nine months ended September 30, 2008, we did not identify any indication of goodwill impairment in our other reporting units.

Net Loss Per Share

We compute net loss per share in accordance with SFAS No. 128, “Earnings Per Share.” Under SFAS No. 128, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted net loss per share for the three and nine months ended September 30, 2008 includes 1,027,825 warrants with an exercise price of $.001 per share, as the exercise price of these warrants are considered to be deminimus in nature.

The computation of basic loss per share for the three and nine months ended September 30, 2008 and 2007 excludes the following potentially dilutive securities because their inclusion would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Convertible Notes	—	6,060,000	—	6,060,000
Convertible Preferred Stock	2,340,485	—	2,340,485	—
Common Stock Purchase Warrants	1,409,259	2,357,259	1,409,259	2,357,259
Non-Vested Restricted Stock	625,000	—	625,000	—
Stock Options	5,901,000	—	5,901,000	—

	10,275,744	8,417,259	10,275,744	8,417,259

Minority Interest

The minority interest in our unaudited interim condensed consolidated financial statements represents the allocable portion of the entities which are not 100% actually owned or deemed to be owned by eLandia.

Minority interest balance at January 1, 2008	$1,339,647
Minority interest in connection with acquisition	3,000,000
Increase in minority interest resulting from current period results of operations	535,189
Dividends paid	(531,808)
Foreign currency translation adjustment	(338,410)

Minority interest balance at September 30, 2008	$4,004,618

Recently Issued Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles on the United States. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect the adoption of this pronouncement to have a material impact on our consolidated financial position or results of operations.

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“APB Opinion No. 14”). Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are in the process of determining the impact FSP APB 14-1 will have on our consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of SFAS No. 128. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. We are in the process of determining the impact FSP EITF 03-6-1 will have on our consolidated financial statements.

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” This FSP amends FAS 133 to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FASB Interpretation No. 45 to require additional disclosure about the current status of the payment/performance risk of a guarantee. Further, this FSP clarifies the Board’s intent about the effective date of FAS No. 161. The provisions of this FSP that amend FAS 133 and FIN 45 are effective for reporting periods (annual or interim) ending after November 15, 2008. The clarification of the effective date of FAS No. 161 is effective upon issuance of this FSP. We are in the process of determining the impact this FSP will have on our consolidated financial statements.

On October 10, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of this FSP did not have an impact on our consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

NOTE 5 – Desca Acquisition

Effective November 20, 2007, we acquired securities representing 70% of the issued and outstanding securities of Desca, a provider of IT services and business solutions for large and medium sized companies (local and regional) operating in Latin America, for an aggregate purchase price of $26,682,702.

The Company’s initial purchase price allocation was based on management’s estimates and a preliminary valuation study. As of September 30, 2008, the purchase price allocation has been finalized and, accordingly, management has reallocated the purchase price as follows:

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

$26,682,702

Concurrent with the closing of our investment in Desca, we entered into a Limited Liability Company Agreement with Alvarado. This agreement governs the relationship between the members of Desca and provides, among other things, for a put and call right pursuant to which (a) Alvarado may require that we purchase his interest in Desca for a cash purchase price calculated in accordance with this agreement, or (b) we can require that Alvarado sell us his interest in Desca for a cash purchase price calculated in accordance with this agreement. As a result of these put and call rights and obligations, we have consolidated 100% of Desca and have not recorded any minority interest. As part of the acquisition, we recorded a long-term minority interest purchase obligation in the amount of $6,918,838, which represents the present value of our estimated future cost of acquiring the remaining 30% of the outstanding ownership units of Desca as of December 31, 2009, as amended.

In addition, if, as of November 20, 2008 (the “Buvback Date”), the market capitalization of eLandia is less than $50,000,000, Alvarado shall, for a period of thirty days following the Buyback Date, have the right to buyback (the “Buvback Right”) from eLandia all of the Series A Preferred Units currently held by eLandia (the “Buvback Units”) for a purchase price equal to the greater of (i) the product of (A) the Buyback Units and (B) the Fair Market Value per Unit of the Series A Preferred Units as of the Buyback Date, or (ii) $38,100,000 (the “Buvback Consideration”). As of the date of the filing of this Form 10-Q, the conditions of the Buyback Rights have not been met and we do not expect that such conditions will be met prior to November 20, 2008.

Further, a portion of the consideration ultimately paid for the acquisition of Desca included the issuance of 1,150,000 shares of our common stock to Alvarado or, at his option, the cash equivalent. We recorded a minority interest purchase obligation for the value of the stock appreciation rights (“SARs”) and a charge for the change in the value of the SARs based on the change in value of the trading price of our common stock at each reporting period. As more fully described in Note 6, on September 30, 2008, Alvarado contributed his SARs to Desca valued at $3 million in connection with Desca’s $10 million capital call and Desca, in turn, sold these SARs to eLandia in exchange for a $3 million promissory note. Accordingly, as of September 30, 2008, we reduced the value of the minority interest purchase obligation in connection with the SARs to zero. At September 30, 2008 we increased the minority interest purchase obligation in connection with the capital call in the amount of $3 million.

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

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Revenue	$29,262,237	$93,285,454
Loss from Operations	(2,782,696)	(3,789,912)
Net Loss from Continuing Operations	(4,471,685)	(6,758,567)
Basic and Diluted Loss from Continuing Operations per Share	$(0.33)	$(0.51)

NOTE 6 – Desca Capital Call

On September 30, 2008, Desca requested a capital call from its members in the aggregate amount of $10 million. The proceeds from the capital call will be used to fund Desca’s working capital needs. Pursuant to the capital call, as the 70% owner of Desca, we contributed $7 million on October 1, 2008 in the form of $4,705,500 in cash and $2,294,500 evidenced by capital contributions from previous advances and loans made to Desca. Alvarado, as the 30% owner of Desca, contributed 1,150,000 SARs in eLandia valued at $3 million. Desca subsequently sold these SARs to eLandia in exchange for a $3 million promissory note, bearing interest at an annual rate of 10% and maturing on September 30, 2011.

We also issued Alvarado warrants to purchase an aggregate of 1,150,000 shares of our common stock at an exercise price of $3.08 per warrant share. The warrants are exercisable on the earlier of (i) receipt of put consideration from Alvarado, (ii) receipt of call consideration from eLandia or (iii) December 31, 2012. If the warrants are exercised pursuant to (i) or (ii) above, the exercise price for the warrants due to the Company will be deducted from the balance of the put or call consideration required to be paid pursuant to the Limited Liability Company Agreement of Desca.

The fair value of the warrants issued to Alvarado, amounting to $883,200, was determined using the Black-Scholes pricing model at $0.77 per warrant utilizing the following assumptions:

Contractual term	4 years
Expected volatility	55%
Risk-free interest rate	4.00%
Expected dividend yield	0.00%
Exercise price	$3.08
Market price	$2.09

NOTE 7 – Transistemas Acquisition

Effective July 1, 2008, we acquired all of the common stock of Transistemas S. A. (“Transistemas”) for an aggregate purchase price of $5,755,589 comprised of (i) $2,693,148 in cash, (ii) $2,599,998 for the value of 433,333 shares of our common stock subject to potential redemption in connection with a put option, and (iii) $462,443 of direct acquisition costs paid in cash. As a result of this acquisition, we recorded $4,968,178 of intangible assets and $1,800,863 of goodwill.

Transistemas operates in Argentina as a network and system integrator, under a similar business model as Desca. We acquired Transistemas to further our expansion plans in Latin America and increase shareholder value.

Concurrent with the closing of our investment in Transistemas, we entered into a Put/Call Agreement with the former owners of Transistemas (the “Sellers”) which provides for a put and call right pursuant to which (a) the Sellers may require that we purchase the 433,333 shares of our common stock subject to potential redemption for a cash purchase price calculated in accordance with this agreement, or (b) we can require that the Sellers sell us the 433,333 shares of our common stock subject to potential redemption for a cash purchase price calculated in accordance with this agreement. As a result of the put rights and obligations, we have classified the 433,333 shares of common stock, valued at $2,599,998, as common stock subject to potential redemption in the accompanying unaudited interim condensed consolidated balance sheet as of September 30, 2008.

The Transistemas acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”). Accordingly, the net assets were recorded at their estimated fair values on July 1, 2008, the effective date of the acquisition. The condensed consolidated statement of operations includes the results of operations of Transistemas from July 1, 2008 through September 30, 2008. The purchase price allocation for this acquisition is preliminary and subject to revision as more detailed analyses is completed and additional information about fair value of assets and liabilities becomes available. Any change in the estimated fair value of the net assets acquired of Transistemas will change the amount of the purchase price allocable to goodwill. Pro forma results of operations have not been presented because the effect of this acquisition, individually and in aggregate, were not material.

On July 3, 2008, Transistemas paid a $2,306,852 dividend to the Sellers, in accordance with the terms and conditions of the purchase agreement.

NOTE 8 – Discontinued Operations

On January 28, 2008, we formally committed to a definitive plan to dispose of our Latin Node operations and began a search for potential buyers. Accordingly, the results of these activities are classified as discontinued operations in the accompanying condensed consolidated financial statements.

During the quarter ended June 30, 2008, we determined that the fair value of our minority interest purchase price obligation amounted to $0 as a result of the matters we identified in the course of our internal investigation of the Foreign Corrupt Practices Act (“FCPA”), more fully described in Note 17, the related management restructuring and our ultimate decision to dispose of Latin Node’s operations.

On June 12, 2008, Latin Node filed for an assignment for benefit of creditors. As part of this proceeding, all of the assets of Latin Node were transferred to Michael Phelan, Esq., assignee. On July 17, 2008, all of these assets were sold to the highest bidder, Business Telecommunications Services, Inc. (“BTS”). Since we were the principal creditor of Latin Node, we had the right to receive all of the proceeds from such sale after the payment of the costs of administration. The immediate proceeds from the sale of these assets were used to pay administrative costs. We believe that the assignee will utilize a portion of the proceeds to offer a settlement to various unsecured creditors of Latin Node. While the amount and payment by the assignee to the unsecured creditors and to us is unknown at this time, we believe that such amount will not be significant. A final court order approving the discharge is expected during the fourth quarter of 2008. A discharge at September 30, 2008 of the liabilities would have resulted in a gain of approximately $6.9 million.

We have elected to reflect the transfer of Latin Node’s assets to the assignee under the consolidation method of accounting because we are deemed to be the primary secured creditor under the assignment for benefit of creditors.

As more fully described in Note 17, on June 27, 2008, we filed an action against Jorge Granados, former Chief Executive Officer of Latin Node, individually, and Retail Americas VoIP, LLC and Shutts & Bowen, as amended, asserting claims for (i) contractual indemnification, (ii) breach of contract, (iii) breach of obligation of good faith and fair dealing, (iv) fraud, (v) fraudulent inducement, (vi) unjust enrichment, and (vii) specific performance against the escrow agent. The final count of the Amended Complaint is for specific performance with respect to our demand of the escrow agent to return the 375,000 shares of our common stock issued in connection with our acquisition of Latin Node, valued at $4.17 on the date of acquisition.

A summary of our assets and liabilities from discontinued operations as of September 30, 2008 and December 31, 2007 and our results of discontinued operations for the three and nine months ended September 30, 2008 and 2007 is as follows:

Assets Held for Sale

	As of September 30, 2008	As of December 31, 2007
Cash	$440,978	$1,143,280
Accounts Receivable, net	173	15,252,969
Inventory, net	—	7,842
Prepaid Expenses and Other Current Assets	4,259	268,340
Deposits with Suppliers	—	1,445,717

Assets Held for Sale—Current	$445,410	$18,118,148

Property, Plant and Equipment, net	1,320,507	4,039,155
Deferred Financing Costs, Net	—	1,185,565
Other Assets	600	665,873

Assets Held for Sale—Long-Term	$1,321,107	$5,890,593

Liabilities from Discontinued Operations
	As of September 30, 2008	As of December 31, 2007
Accounts Payable	$5,436,522	$11,797,431
Accrued Expenses	524,010	5,025,053
Other Current Liabilities	—	458,316
Lines of Credit	—	871,169
Long-Term Debt	1,086,210	1,375,000
Capital Lease Obligations	10,000	1,269,926
Customer Deposits	—	249,135
Deferred Revenue	—	436,163

Liabilities from Discontinued Operations—Current	$7,056,742	$21,482,193

Long-Term Debt	—	3,925,071
Capital Lease Obligations	—	552,902
Minority Interest Purchase Price Obligations	—	896,855
	142,654	—

Liabilities from Discontinued Operations—Long Term	$142,654	$5,374,828

Results of Discontinued Operations

	For the Three Months September 30,		For the Nine Months September 30,
	2008	2007	2008	2007
Revenue	$2,777	$35,783,562	$30,837,576	$36,513,611
Cost of Revenue	(404)	(33,988,868)	(30,058,140)	(34,591,019)
Sales, Marketing and Customer Support	—	(339,994)	(354,109)	(343,212)
General and Administrative Expenses	(51,904)	(3,360,896)	(8,280,989)	(3,472,394)
Portion of Purchase Price Charged Upon Acquisition of Latin Node	—	—	—	(20,626,802)
Depreciation and Amortization	—	(59,850)	(1,256,531)	(60,950)
Interest Expense, net	(66)	—	(802,659)	—
Other (Loss) Income	(2,169)	(346,978)	(2,196,116)	(345,013)

Loss from Discontinued Operations	$(51,766)	$(2,313,024)	$(12,110,968)	$(22,925,779)

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

In May 2008, we purchased the stock of Latin Node Europe, one of Latin Node’s subsidiaries, for an aggregate purchase price of $590,000. The purchase price was based on the fair value of the assets of Latin Node Europe and was paid for by a reduction of the $8 million secured loan that we have with Latin Node as a result of the our purchase of the security interest held in Latin Node by Laurus. The net assets acquired from Latin Node Europe are classified as discontinued operations in the accompanying condensed consolidated financial statements.

NOTE 9 – AST Telecom, LLC

In December 2007, the Board of Directors approved former management’s proposal to dispose of AST Telecom, LLC (“AST”), which is one of our subsidiaries that principally conducts operations in American Samoa providing wireless coverage and Internet access. Based on a written agreement with a prospective buyer, we expected to complete the disposal within one year from the date of such approval. As such, the results of these activities were classified as discontinued operations as of December 31, 2007. The proposed sale did not occur and, during the quarter ended June 30, 2008, we determined that AST no longer met the requirements for classification as an asset held for sale under SFAS No. 144. Accordingly, at June 30, 2008, AST, which was previously classified as held for sale, was reclassified as continuing operations.

The effect on our results of operations for the three months ended March 31, 2008, the period during which AST was classified as held for sale, is as follows:

	As Reported for the Three Months Ended March 31, 2008	Reclassification of AST to Continuing Operations	As Adjusted for the Three Months Ended March 31, 2008
Revenue	$39,407,628	$2,660,158	$42,067,786
Cost of Revenue	(28,776,146)	(1,094,964)	(29,871,110)
Sales, Marketing and Customer Support	(7,029,105)	(241,702)	(7,270,807)
General and Administrative	(6,871,844)	(386,140)	(7,257,984)
Depreciation and Amortization	(816,253)	(265,413)	(1,081,666)
Amortization—Intangible Assets	(1,203,724)	(107,014)	(1,310,738)
Interest Expense, net	(2,075,877)	(66,755)	(2,142,632)
Other Expense	(142,894)	(110,624)	(253,518)
Income Tax Expense	(228,100)	—	(228,100)
Minority Interest in Net Profit After Tax	375,379	—	375,379

Income (Loss) from Continuing Operations	$(7,360,936)	$387,546	$(6,973,390)

Net Loss per Share—Continuing Operations	$(0.39)		$(0.37)

AST is obligated under a Loan Agreement with ANZ Finance American Samoa, Inc. and ANZ America Samoa Bank (jointly, “ANZ”) for $5,800,000. Of this amount, $800,000 is in the form of a term loan and $5,000,000 is in the form of a revolving loan. The revolving loan was originally due on October 30, 2007 and the term loan is due on October 30, 2015. While we have not repaid this amount nor has ANZ initiated a demand for repayment, we have requested an extension of the revolving loan. ANZ has not issued a formal written extension and has not called the loan. In addition, in September 2008, ANZ completed their annual review of our outstanding credit facilities and loan agreements and determined that all existing loans remain unchanged and continuing. The next annual review is scheduled for May 2009. AST has pledged all of its assets to secure this obligation. We believe that potential violations of the FCPA by Latin Node may have resulted in a breach of our covenants with ANZ thereby making the loan callable. We cannot provide any assurance that ANZ will not make an immediate demand for repayment of this loan. Accordingly, the amounts due to ANZ are classified as current liabilities on the accompanying condensed consolidated balance sheets. As of September 30, 2008, the balance of the revolving loan amounted to $4,767,214 and the balance of the term loan amounted to $686,019.

NOTE 10 – American Samoa Undersea Cable Transaction

On May 22, 2008, eLandia Technologies, Inc., our wholly-owned subsidiary (“ETI”), entered into two limited liability company agreements relating to the redeployment and operation of an undersea fiber optic cable system to provide telecommunications and internet services to American Samoa.

ETI initially owned 40% of the equity interests in Pac-Rim Redeployment, LLC, a Delaware limited liability company (“PRR”), which was formed to acquire a portion of the Pac-Rim East undersea fiber optic cable that runs between New Zealand and Hawaii (the “PRE Cable”) and to redeploy a portion of the PRE Cable from Pago Pago, American Samoa to Keawaula, Oahu, Hawaii (the “ASH Cable”) and to redeploy, subject to business justification, a portion of the PRE Cable from Pago Pago, American Samoa to Apia, Independent State of Samoa (the “ISS Cable”). ETI also initially owned 26 2/3% of the equity interests in American Samoa Hawaii Cable, LLC, a Delaware limited liability company (“ASHC”), which was formed to acquire, maintain and operate the PRE Cable and ASH Cable. The cost of the acquisition, construction and related costs of the project are estimated at $24 million.

The acquisition of the PRE Cable and its redeployment will be funded by third party financing and contributions by the American Samoa Government (“ASG”), which is a 33% member of ASHC. ASG has committed to contribute $9 million for their investment in ASHC. As of September 30, 2008, ASG has contributed $3 million. The remaining $6 million will be contributed by ASG upon obtaining third party financing and the achievement of certain milestones related to the deployment of the PRE Cable, as defined in the limited liability agreement. Operation and maintenance of the ASH Cable will be funded primarily through telecommunications and internet services contracts. AST has contractually committed to utilizing a portion of the fiber optic cable capacity to be provided by the ASH Cable.

Additionally, on May 22, 2008, PRR and ASHC entered into a Purchase and Sale Agreement for the ASH Cable, which provides for the purchase of the redeployed and fully operational ASH Cable by ASHC during 2009.

On May 30, 2008, PRR entered into a Purchase and Sale Agreement, whereby PRR acquired the PRE Cable for an aggregate purchase price of $4 million. In addition, PRR also committed to pay $2 million as a development fee for the PRE Cable. The amounts are due to be paid on or before June 30, 2009, with provisions allowing for accelerated timing and payment amounts.

For the period from May 22, 2008 through August 7, 2008, PRR and ASHC did not have substantial operations and, accordingly, there was no allocation of income or loss from these investments.

On August 8, 2008, ETI purchased the 40% membership interests of another partner in PRR and the 26 2/3% membership interests from the same partner in ASHC for an aggregate cash consideration of $681,114, of which $81,114 of the consideration represents direct acquisition costs and $250,000 is for services to be provided by this former partner to facilitate the redeployment of the PRE Cable.

As of September 30, 2008, ETI owns 80% of the membership interests in PRR and 53.34% of the membership interests in ASHC.

The total cash consideration paid amounting to $681,114 was allocated as follows:

PRE Cable Asset	$250,000
Contract Rights	431,114

Total Consideration	$681,114

The acquisition of PRR and ASHC was accounted for using the purchase method of accounting. Accordingly, the condensed consolidated statement of operations includes the results of operations of PRR and ASHC from August 8, 2008, the effective date of the acquisition, through September 30, 2008. The purchase price allocation was based on management’s estimates, which included consideration of its intention for future use of acquired assets, and estimates of future performance. Pro forma results of operations have not been presented because the effect of this acquisition, individually and in the aggregate, was not material.

NOTE 11 – Restructuring of the South Pacific

Effective June 30, 2008, management made the decision and began to restructure the operations in certain specific South Pacific island nations (other than Fiji, Papua New Guinea and America Samoa). As a result of this decision, in July 2008, we sold our operations located in Queensland, Australia for proceeds of approximately $1.2 million, resulting in a gain of approximately $364,000. The gain is included in other income in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2008.

NOTE 12 – Accounts Receivable

Accounts receivable is comprised of:

	September 30, 2008	December 31, 2007
Accounts Receivable	$58,895,855	$40,017,424
Allowance for Doubtful Accounts	(2,338,184)	(2,027,695)

	$56,557,671	$37,989,729

The change in allowance for doubtful accounts for the nine months ended September 30, 2008 is as follows:

Balance of allowance for doubtful accounts at January 1, 2008	$2,027,695
Provision for bad debt for the nine months ended September 30, 2008	934,386
Amounts written off during the nine months ended September 30, 2008	(623,897)

Balance of allowance for doubtful accounts at September 30, 2008	$2,338,184

Included in accounts receivable is $17,619,393 and $2,618,974 of unbilled receivables at September 30, 2008 and December 31, 2007, respectively. In the opinion of management, substantially all of the unbilled balances will be billed and collected within one year.

We utilize a portion of our accounts receivable to collateralize certain debt.

NOTE 13 – Goodwill

Goodwill, which represents the excess of the purchase price over the cost of net assets acquired in business combinations accounted for under the purchase method of accounting is as follows:

	Latin America	South Pacific	Total
Balance at January 1, 2008	$—	$12,922,962	$12,922,962
Reallocation of Desca acquisition purchase price	4,836,907	—	4,836,907
Acquisition of Transistemas	1,800,863	—	1,800,863
Impairment charge	—	(630,802)	(630,802)
Foreign currency translation effect	—	2,496,127	2,496,127

Balance at September 30, 2008	$6,637,770	$14,788,287	$21,426,057

As described in Note 5, in connection with management’s reallocation of the purchase price related to our acquisition of Desca, we recorded goodwill in the amount of $4,836,907 as of September 30, 2008.

In connection with our acquisition of Transistemas on July 1, 2008, as more fully described in Note 7, we recorded goodwill in the amount of $1,800,863.

As described in Note 4, we performed our impairment tests of goodwill at June 30, 2008 and determined that the value of our goodwill related to certain South Pacific island nations had been impaired. Accordingly, we recorded an impairment charge of $630,802 in the accompanying condensed consolidated statement of operations during the nine months ended September 30, 2008.

NOTE 14 – Intangible Assets

Intangible assets and related amortization is as follows:

	Customer Lists	Contract Rights	Telecommunications Licenses and Agreements	Trade Names	Total
Net balance as of January 1, 2008	$9,789,981	$6,029,914	$789,743	$1,944,583	$18,554,221
Reclassification of purchase price from acquisition of Desca	(7,121,907)	(2,465,000)	—	4,750,000	(4,836,907)
Acquisition of Transistemas	373,251	851,323	—	3,743,604	4,968,178
Acquisition of PRR	—	431,114	—	—	431,114
Amortization Expense	(294,330)	(1,283,557)	—	(1,631,214)	(3,209,101)
Foreign currency translation effect	514,921	709,267	—	—	1,224,188

Net balance as of September 30, 2008	$3,261,916	$4,273,061	$789,743	$8,806,973	$17,131,693

As described in Note 5, in connection with management’s reallocation of the purchase price related to our acquisition of Desca, we decreased the value of our intangible assets by $4,836,907 as of September 30, 2008.

In connection with our acquisition of Transistemas on July 1, 2008, as more fully described in Note 7, we recorded intangible assets in the aggregate amount of $4,968,178. These assets are being amortized over their respective useful lives, which is four years.

In connection with our acquisition of PRR and ASHC on August 8, 2008, as more fully described in Note 10, we recorded contract rights in the amount of $431,114.

Amortization expense amounted to $1,315,153 and $444,768 for the three months ended September 30, 2008 and 2007, respectively, and $3,209,101 and $1,334,301 for the nine months ended September 30, 2008 and 2007, respectively.

NOTE 15 – Line of Credit

In April, 2008, Desca obtained a $6.6 million line of credit from Stanford Bank (Panama) S.A., of which up to $4 million can be utilized as a letter of credit, secured by Desca’s deposits with the bank. At September 30, 2008, the total amount outstanding under the line of credit was $4.9 million. Of the total amount outstanding under the line of credit, $2.4 million matures on June 30, 2009 and has an annual interest rate of 7.625%; $2.5 million matures on September 28, 2009 and has an annual interest rate of 9.00%. Interest only payments are payable monthly with the principal amount due and payable at maturity. No letters of credit were outstanding under this facility as of September 30, 2008.

NOTE 16 – Long-Term Debt

On June 30, 2008, SIBL converted the aggregate principal amount of $30,300,000 outstanding under two convertible promissory notes dated February 16, 2007 and June 25, 2007. The convertible promissory notes were converted into 6,060,000 shares of our Series A Convertible Preferred Stock (the “Series A Preferred Stock”) and, simultaneously, all of such 6,060,000 shares of Series A Preferred Stock were converted into 6,060,000 shares of our common stock, at a conversion price of $5.00 per share. As a result of the conversion, the remaining unamortized discount of $2,974,601 recorded in connection with the warrants issued with the convertible notes and the remaining unamortized balance of deferred financing fees of $1,751,850 were charged to additional paid in capital in the accompanying unaudited interim condensed consolidated balance sheet as of September 30, 2008. In addition, accrued interest payable on the convertible notes in the amount of $4,109,775, which was forgiven by SIBL and therefore treated as a contribution to capital, was recorded as an increase to additional paid in capital in the accompanying unaudited interim condensed consolidated balance sheet as of September 30, 2008.

On July 21, 2008, we entered into a credit agreement with SIBL (the “Bridge Loan Agreement”), pursuant to which SIBL will provide a loan to us in the principal amount of up to $40 million. The loan was initially made available pursuant to a funding schedule providing for weekly disbursements of $3 million each (other than the December 3, 2008 disbursement which will be for $4 million) commencing on September 12, 2008 through December 3, 2008. The loan would accrue interest at the prime rate plus 2% and matures on July 1, 2010. Payments of interest only are payable on a quarterly basis and, except as described below, the outstanding principal amount of the loan is due on the maturity date. The Bridge Loan Agreement was amended on September 5, 2008 and September 17, 2008. Pursuant to these amendments, the loan funding schedule under the Bridge Loan Agreement was modified to provide for eight installments of $3,000,000 each during October, November and December 2008 and eight installments of $2,000,000 each during January and February 2009.

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

NOTE 17 – Commitments and Contingencies

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

Latin Node FCPA Investigation and Potential Vendor Litigation

On September 14, 2007, we engaged in a review of Latin Node’s internal controls and legal compliance procedures within its finance and accounting departments as a part of our acquisition and integration of Latin Node. As a result of this review, certain past payments made to third parties in Central America prior to our acquisition of Latin Node on June 28, 2007 were identified as having been made in the absence of adequate records and controls for a U.S. public company. We have initiated an internal investigation to determine whether any direct or indirect payments by employees of Latin Node or consultants used by Latin Node prior and subsequent to its acquisition by us were made in violation of the FCPA. The internal investigation of the FCPA matter was conducted by a Special Committee of our Board of Directors. The Special Committee retained independent legal counsel to assist in the investigation of the FCPA matter.

The internal investigation has preliminarily revealed certain payments from Latin Node prior to our acquisition of Latin Node that appear to have been made in violation of the FCPA. We voluntarily and proactively reported these potential violations to the SEC, the United States Department of Justice, and the Federal Bureau of Investigation and continue to cooperate fully and maintain communication with these agencies regarding this matter. Based on the preliminary results of the internal investigation of the FCPA matter, Latin Node and/or eLandia may be subject to fines and penalties assessed by governmental authorities, and have incurred substantial expenses associated with investigating the FCPA matter, responding to government inquiries and other matters arising from the acquisition of Latin Node. On April 3, 2008, the Department of Justice issued a subpoena requesting certain information from us in connection with our investigation of the FCPA matter. The investigation of the FCPA matter has not been completed, and accordingly, there is no assurance that additional adjustments, which could be material, will not be necessary.

In settlement discussions with the Department of Justice, we have proposed to dispose of the investigation involving Latin Node by the payment of a monetary penalty of $2 million for the actions that occurred prior to Latin Node’s acquisition by us. Additionally, we have proposed that in disposing of the investigation, the Department of Justice would acknowledge that we fully cooperated with the Department of Justice with respect to Latin Node’s FCPA violations. We have proposed that we would advance $1 million upon the disposition of the investigation, and $1 million over the next four years. The Department of Justice has not formally accepted this offer, but has advised us that they will review and consider it. There can be no assurance that the Department of Justice will accept the proposed offer or that we will be able to enter into an agreement with the Department of Justice on terms acceptable to us.

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

Given the above facts and circumstances, we have recorded a reserve in our condensed consolidated financial statements related to the possible outcome of these matters.

Assignment for the Benefit of Creditors – Latin Node

On June 12, 2008, Latin Node filed for an assignment for benefit of creditors in the 11th Judicial Circuit in and for Miami-Dade County, Florida (case no. 08-33495 CA11). As part of this proceeding, all of the assets of Latin Node were transferred to Michael Phelan, Esq., assignee. On July 17, 2008, all of these assets were sold to the highest bidder, Business Telecommunications Services, Inc. (“BTS”). Since we were the principal creditor of Latin Node, we had the right to receive all of the proceeds from such sale after the payment of the costs of administration. The immediate proceeds from the sale of these assets were used to pay administrative costs. We believe that the assignee will utilize a portion of the proceeds to offer a settlement to various unsecured creditors of Latin Node. While the amount and payment by the assignee to the unsecured creditors and to us is unknown at this time, we believe that such amount will not be significant. A final court order approving the discharge is expected during the fourth quarter.

On January 22, 2008, an action was commenced against Latin Node, Inc. in the 11th Judicial Circuit in and for Miami-Dade County, Florida, by Juan Pablo Vasquez, Olivia de la Salas, and Gloria Vasquez, former employees of Latin Node, Inc. (the “Plaintiffs”). The Plaintiffs were terminated with “cause” by Latin Node and have brought an action for breach of contract. The Plaintiffs seek damages (including but not limited to severance pay and compensation for accrued but unused vacation pay), together with attorneys’ fees. The assignment for the benefit of creditors filed by Latin Node is expected to discharge any liability associated with such legal proceedings.

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

Pizarro Employment Agreement

On February 15, 2008, we signed an Executive Employment Agreement with Pete Pizarro, pursuant to which Mr. Pizarro became our President, effective March 10, 2008. Effective May 20, 2008, in accordance with the Employment Agreement, Mr. Pizarro became our Chief Executive Officer, principal executive officer and Chairman of the Board of Directors. The Employment Agreement is for a four-year term, unless terminated sooner; thereafter, the Employment Agreement shall automatically renew for successive one-year terms. Under the terms of the Employment Agreement, Mr. Pizarro will receive an annual base salary of $375,000 and he may also receive an annual performance bonus of up to 100% of his base salary, based upon a written bonus plan to be approved by our Board of Directors. Mr. Pizarro was granted an option to purchase 3,122,000 shares of our common stock. The option has a four-year term (with the shares vesting monthly) and an exercise price equal to $3.07 per share. Mr. Pizarro was also granted a stock award of 750,000 restricted common shares on February 15, 2008 which shares will vest monthly over a three-year period. The restricted common shares began to vest on March 10, 2008, the date Mr. Pizarro became our President and began providing services to us. Mr. Pizarro also received a signing bonus in the amount of $450,000 during the nine months September 30, 2008.

In the event the Employment Agreement is terminated by the Company without Cause (as defined therein), Mr. Pizarro will be entitled to two years of severance pay, including benefits, promptly (but not later than 30 days) following termination. Mr. Pizarro will be entitled to the same severance pay if he resigns within twelve months of a “Change in Control” as defined in the Employment Agreement.

Amendment to Chief Financial Officer’s Employment Agreement

Effective February 28, 2008, we amended our Chief Financial Officer’s (“CFO”) employment agreement to providing for a base salary of $250,000, potential future accelerated vesting of previously granted options, severance compensation for termination under certain circumstances and a $50,000 signing bonus. On September 1, 2008 pursuant to the terms of the amended employment agreement, options to purchase 85,000 shares of our common stock became fully vested. We recorded compensation expense in the amount of $183,883 related to the vesting of such options during the nine months ended September 30, 2008.

On November 10, 2008, we entered into an Executive Employment Agreement with our CFO which superseded and replaced any previous employment agreements and amendments. The Employment Agreement is for a three-year term, unless terminated sooner; thereafter, the Employment Agreement shall automatically renew for successive one-year terms. Under the terms of the Employment Agreement, our CFO will receive an annual base salary of $250,000 and he may also receive an annual performance bonus of up to 50% of his base salary, based upon a written bonus plan to be approved by our Board of Directors. The 2008 bonus in the amount of $125,000 was paid in September 2008. Our CFO was also granted an option to purchase 415,000 shares of our common stock. The option has a four-year term and an exercise price equal to $3.08 per share. We intend to compute the fair value of these awards using the Black-Scholes pricing model with assumptions that have not yet been determined.

In the event the Employment Agreement is terminated by the Company without Cause (as defined therein), our CFO will be entitled to one year of severance pay following termination. Our CFO will be entitled to the same severance pay if he resigns within twelve months of a “Change in Control” as defined in the Employment Agreement.

Customer and Vendor Concentrations

For the three months ended September 30, 2008, approximately 14% of our revenues came from a single customer. At September 30, 2008, the amount due from this customer was approximately 15% of our gross accounts receivable.

For the three and nine months ended September 30, 2008, approximately 76% and 65% of our cost of revenue for product sales, respectively, was purchased from a single vendor. At September 30, 2008, the amount due to this vendor was approximately 71% of our total accounts payable.

The currency controls in Venezuela have restricted our ability to make payments to this vendor in U.S. Dollars, causing us to be subject to credit holds, and therefore delaying the delivery of customer orders which, in turn, has delayed or caused the loss of sales. In July 2008, we provided our subsidiary in Venezuela a standby-by letter of credit in the approximate amount of $5.0 million for the benefit of this vendor allowing it to accept approximately $12.0 million of purchase orders. While we believe that alternative sources of these products are available, we have yet to identify sources other than this vendor that have the ability to deliver these products to us. The loss of this vendor could result in a disruption of our operations.

Payments to Desca Minority Interest Members

Based on the earn-out provisions contained in the preferred unit purchase agreement we entered into on October 2, 2007 in connection with the acquisition of Desca, we paid $500,000 of expense in July 2008, which is included in general and administrative expense for the nine months ended September 30, 2008 in the accompanying condensed consolidated statements of operations.

Collateral Pledge

On February 28, 2008, we entered into a Collateral Participation Agreement with SIBL. Pursuant to the Collateral Participation Agreement, we granted SIBL various participation rights to the collateral previously granted to Laurus under the terms of the loan by Laurus to Latin Node and assigned to us pursuant to an assignment agreement. The participation rights served as additional collateral securing our obligations to SIBL under certain loans previously made to us in the aggregate principal amount of $30.3 million. The participation rights include the right to declare an event of default under the loan to Latin Node and to receive payments from Latin Node there under. The Collateral Participation Agreement was terminated on June 30, 2008 in connection with SIBL’s conversion of their $30.3 million convertible promissory notes, noted above.

NOTE 18 – Common Stock, Subject to Potential Redemption

As more fully described in Note 7, concurrent with the closing of our investment in Transistemas, we entered into a Put/Call Agreement with the former owners of Transistemas which provides for a put and call right pursuant to which on July 1, 2009, subject to certain terms as defined in the agreement, (a) the Sellers may require that we purchase the 433,333 shares of our common stock for a cash purchase price of $6.00 per share, as calculated in accordance with this agreement, or (b) we can require that the Sellers sell us the 433,333 shares of our common stock for a cash purchase price calculated in accordance with this agreement. As a result of the put rights and obligations, we have classified the 433,333 shares of common stock, valued at $2,599,998, as common stock subject to potential redemption in the accompanying unaudited interim condensed consolidated balance sheet as of September 30, 2008.

NOTE 19 – Stockholders’ Equity

Increase in Authorized Capital

On May 27, 2008, our Board of Directors unanimously approved an amendment to Article 4 of our Certificate of Incorporation, subject to stockholder approval, to increase the number of shares of common stock authorized for issuance under the Certificate of Incorporation by 150,000,000 to a total of 200,000,000 shares. The number of shares of preferred stock authorized for issuance will remain at 35,000,000.

SIBL, our principal stockholder, approved the Amendment on September 12, 2008. The Amendment will become effective upon its filing with the Secretary of State of the State of Delaware, which is expected to occur in November 2009.

Series A Convertible Preferred Stock

Effective June 30, 2008, SIBL converted the aggregate principal amount of $30,300,000 outstanding under two convertible promissory notes dated February 16, 2007 and June 25, 2007. The convertible promissory notes were converted into 6,060,000 shares of our Series A Preferred Stock and, simultaneously, all of such 6,060,000 shares of Series A Preferred Stock were converted into 6,060,000 shares of our common stock, at a conversion price of $5.00 per share (see Note 17).

Amendment to Certificate of Designation – Series B Preferred Stock

In connection with the execution of the Third Amendment to the Preferred Stock Purchase Agreement on September 5, 2008, we amended our Certificate of Designations, Rights and Preferences for the Series B Preferred Stock to remove certain anti-dilution provisions.

Preferred Stock Purchase Agreement – Series B Convertible Preferred Stock

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

Effective February 20, 2008, we entered into an additional Preferred Stock Purchase Agreement (“Second Preferred Stock Agreement”) pursuant to which SIBL agreed to purchase from us for an aggregate purchase price of $40,000,000 (i) up to 5,925,926 shares of our Series B Preferred Stock and (ii) warrants granting to SIBL, and/or its assignees, the right to purchase up to 4,158,000 shares of our common stock. The shares of Series B Preferred Stock were, at the option of SIBL, convertible, in whole or in part, into shares of our common stock at a conversion price of $6.75 per share. The warrants were exercisable by SIBL and its assigns for seven years and have an exercise price of $0.001 per share. The proceeds received by us pursuant to the purchase agreement were to be used to make acquisitions and for general working capital needs.

In accordance with APB Opinion No. 14, the effective conversion price embedded in the Series B Preferred Stock was $6.48 per share, based upon the allocation of proceeds from this transaction to the fair value of the Series B Preferred Stock and the relative fair value of the warrants issued. The conversion option was not deemed to be beneficial because the effective conversion price of $6.48 per share exceeded the closing market price of the stock on the commitment date of $0.40 per share.

The fair value of the warrants issued to SIBL was determined using the Black-Scholes pricing model at $0.40 per warrant utilizing the following assumptions:

Contractual term	7 years
Expected volatility	67%
Risk-free interest rate	4.29%
Expected dividend yield	0.00%
Exercise price	$0.001
Market price	$0.40

Pursuant to the terms of a First Amendment to the Second Preferred Stock Purchase Agreement executed February 29, 2008, SIBL accelerated the funding of $8 million (net proceeds of $7,701,803 after offering costs) under the Second Preferred Stock Agreement through the purchase of 1,185,185 shares of Series B Preferred Stock and warrants to purchase 4,158,000 of our common stock on February 28, 2008. The warrants had an aggregate fair value of $1,663,200 and a relative fair value of $1,596,805. We used the proceeds of this funding to pay Laurus for our purchase of Latin Node’s debt of approximately $7 million, and the balance was used for our general working capital needs.

As of September 30, 2008, SIBL funded the remaining $32,000,000 under the Second Preferred Stock Agreement through the purchase of 4,740,741 shares of our Series B Preferred Stock at $6.75 per share resulting in net proceeds of $31,750,000 (gross proceeds of $32,000,000 less offering costs of $250,000).

SIBL also agreed to purchase, during the 90-day period following December 31, 2008, an additional $20 million of Series B Preferred Stock at $6.75 per share, along with warrants to purchase up to 2,079,111 shares of our common stock at an exercise price of $0.001 per share (the “Additional Funding”).

On September 5, 2008 and September 17, 2008, in connection with SIBL’s purchase of our common stock from certain of our stockholders, we entered into amendments to the Preferred Stock Purchase Agreement and Bridge Loan Agreement. Pursuant to the amendments, the Additional Funding purchase obligation of SIBL was reduced from $20,000,000 to $15,798,275 and we agreed to issue 1,643,000 warrants associated with the Additional Funding to SIBL and its assignees. Additionally, pursuant to the amendments, the funding schedule for the Additional Funding was modified to provide for five installments commencing September 12, 2008 and ending on September 30, 2008.

As of September 30, 2008, we issued 2,340,485 shares of Series B Preferred Stock and warrants to purchase 1,643,000 shares of common stock resulting in net proceeds of $15,785,517 (gross proceeds of $15,798,275 less offering costs of $12,758). The 1,643,000 warrants issued are exercisable by SIBL and its assignees for seven years and have an exercise price of $.001 per share.

In accordance with Accounting Principles Board Opinion 14, the effective conversion price embedded in the Series B Preferred Stock was $5.31 per share, based upon the allocation of proceeds from the Additional Funding to the fair value of the Series B Preferred Stock and the relative fair value of the warrants issued. The conversion option was not deemed to be beneficial because the effective conversion price of $5.31 per share exceeded the closing market price of the stock on the commitment date of $2.60 per share.

The fair value of the warrants issued to SIBL was determined using the Black-Scholes pricing model at $2.60 each utilizing the following assumptions:

Contractual term	7 years
Expected volatility	75%
Risk-free interest rate	4.201%
Expected dividend yield	0.00%
Exercise price	$0.001
Market price	$2.60

The warrants have an aggregate fair value of $4,270,157 and a relative fair value of $3,361,554. As of September 30, 2008, warrants to purchase 643,300 shares of common stock were exercised.

Effective June 30, 2008, SIBL converted an aggregate of 11,111,111 shares of Series B Preferred Stock into 11,111,111 shares of our common stock at a conversion price of $6.75 per share.

Registration Rights Agreement

In connection with the execution of the amendments to the Second Preferred Stock Purchase Agreement, on September 5, 2008 we entered into a Registration Rights Agreement with SIBL, and its assignees, whereby we agreed to file with the SEC within 90 days of a written request, a registration statement (the “Registration Statement”) registering for resale:

(i)	the shares of our common stock issuable upon the conversion of the Series B Preferred Stock and/or amounts outstanding under the Convertible Secured Promissory Note (collectively, the “Conversion Shares”);

(ii)	the shares of our common stock issuable upon the exercise of the warrants issued in connection with the Preferred Stock Purchase Agreement (the “Warrant Shares”);

(iii)	the shares of our common stock issuable upon the exercise of warrants issuable in the event of a registration default (the “Default Warrant Shares”) and

(iv)	the shares of our common stock issued as a dividend or other distribution with respect to the Conversion Shares, Warrant Shares or Default Warrant Shares.

We agreed to use our best efforts to have such Registration Statement declared effective by the SEC as soon as possible. In addition, we agreed to maintain the effectiveness of the Registration Statement from the effective date until the earlier of:

(i)	the date that none of the securities covered by the Registration Statement are or may become issued and outstanding,

(ii)	the date on which all securities registered under the Registration Statement (a) have been sold, or (b) are otherwise able to be sold pursuant to Rule 144 without limitation; or

(iii)	all securities have been otherwise transferred to persons who may trade such shares without restriction.

If (i) the Registration Statement is not filed within 90 days after a written request or (ii) after the effective date, the Registration Statement ceases to remain effective, then we are obligated to issue to each holder as of the first day of such default and for every consecutive quarter in which the default is occurring, as liquidating damages, warrants equal to 10% of the warrants issued to the holders pursuant to the Preferred Stock Purchase Agreement, with the same exercise price, until such default no longer exists.

We account for registration rights agreements in accordance with FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument, should be separately recognized and accounted for as a contingency in accordance with SFAS No. 5, “Accounting for Contingencies.” Based upon our assessment as of September 30, 2008, we do not anticipate that we will encounter any difficulties in complying with our registration rights agreements and have therefore not accrued any estimated penalties.

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

Effective June 30, 2008, SIBL converted 6,060,000 shares of our Series A Preferred Stock into 6,060,000 shares of our common stock, at a conversion price of $5.00 per share (see Note 16).

On July 11, 2008, warrants to purchase 96,875 shares of our common stock were exercised at an exercise price of $0.001 per share. As a result, we issued 96,875 share of our common stock in consideration for $97.

In September 2008, SIBL and its assignees exercised 643,300 warrants to purchase our common stock at $0.001 per share. As a result, we issued 643,300 common shares in consideration for $643.

During the nine months ended September 30, 2008, in connection with the 750,000 restricted common shares granted to Mr. Pizarro under his Employment Agreement, 125,000 shares of the restricted common stock were vested and issued to him (see Note 21).

During the nine months ended September 30, 2008, we issued an aggregate 20,298 shares of our common stock to the Board of Directors, valued at $65,763, for services provided. Accordingly, we recorded $65,763 of compensation expense in the accompanying condensed consolidated statement of operations during the nine months ended September 30, 2008.

On October 9, 2008, our Board of Directors approved a plan to repurchase up to approximately 1,200,000 shares of our common stock, or approximately 3% of our outstanding common stock.

Common Stock Purchase Warrants

As described above, in connection with the Second Preferred Stock Agreement, we issued SIBL and its assignees warrants to purchase up to 4,158,000 shares of our common stock at an exercise price of $.001 per share. These warrants were exercised by SIBL and its assignees in March 2008.

In addition, in connection with the Additional Funding, we issued SIBL and its assignees warrants to purchase up to 1,643,000 shares of our common stock at an exercise price of $.001 per share. Warrants to purchase 643,300 shares of our common stock were exercised by SIBL in September 2008.

On September 30, 2008, we issued warrants to Alvarado to purchase up to 1,150,000 shares of our common stock at an exercise price of $3.08 per share (See Note 5).

A summary of warrant activity for the nine months ended September 30, 2008 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2008	414,259	$4.641
Granted	6,951,000	0.510
Exercised	(4,898,175)	0.001
Forfeited	(30,000)	5.750

Outstanding at September 30, 2008	2,437,084	$2.172

Weighted Average Fair Value Granted During the Period		$0.95

NOTE 20 – Income Taxes

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

There have not been any material changes in our liability for unrecognized tax benefits, including interest and penalties, during the nine months ended September 30, 2008. We do not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

NOTE 21 – Share Based Payments

2008 Executive Incentive Plan

On September 12, 2008, we adopted the 2008 Executive Incentive Plan (“2008 Plan”). The purpose of the Plan is to promote the future success and growth of the Company by providing stock options and other equity interests in the Company to employees, officers, directors, consultants and advisors of the Company. The 2008 Plan provides for the issuance of options, restricted stock awards, unrestricted stock awards, deferred stock awards, performance grants and incentive awards. The 2008 Plan provides for the issuance of both incentive stock options (“ISO’s”) and non-qualified stock options (“NQO’s”). ISO’s may only be granted to officers and employees of the Company and NQO’s may be granted to directors, officers, employees, consultants and advisors of the Company. We have reserved 7,744,000 shares of common stock for issuance under the 2008 Plan.

Stock Options

During January 2008, in accordance with agreements reached with our former Chief Executive Officer and our former General Counsel and Senior Vice President, the Board of Directors approved a modification to the exercise price and vesting dates for certain options.

On January 23, 2008, the exercise price of 25,000 options outstanding to our former General Counsel and Senior Vice President was increased to $4.17 per share and such options became fully exercisable on that date. The fair market value of the Company’s common stock on the date of modification was $.35 per share. The weighted-average grant date fair value of the modified options utilizing the original exercise prices was $.13 per share. The weighted-average grant date fair value of the modified options utilizing the modified exercise price was zero. Assumptions relating to the estimated fair value of these stock options on the date of modification, which the Company estimated using the Black-Scholes option pricing model are as follows: risk-free interest rate of 3.01%; expected dividend yield of zero percent; expected option life of six months; and volatility of 79%. The Company recorded $61,459 as compensation expense during the nine months ended September 30, 2008 related to the incremental fair value and additional acceleration charge due to the modification. The 25,000 options expired unexercised in July 2008.

On January 29, 2008, the exercise price of 212,067 options outstanding to our former Chief Executive Officer was increased to $4.17 per share and such options became fully exercisable on that date. The fair market value of the Company’s common stock on the date of modification was $.29 per share. The weighted-average grant date fair value of the modified options utilizing the original exercise prices was $.10 per share. The weighted-average grant date fair value of the modified options utilizing the modified exercise price was zero. Assumptions relating to the estimated fair value of these stock options on the date of modification, which the Company estimated using the Black-Scholes option pricing model are as follows: risk-free interest rate of 3.23%; expected dividend yield of zero percent; expected option life of three months; and volatility of 79%. The Company recorded $506,108 as compensation expense during the nine months ended September 30, 2008 related to the incremental fair value and additional acceleration charge due to the modification. The 212,067 options expired unexercised in April 2008.

On January 29, 2008, as a result of the resignation of Harry Hobbs our former Chief Executive Officer, we canceled options to purchase 424,133 shares of our common stock and accelerated the vesting of 212,067 options. Additionally, on January 23, 2008, as a result of the termination of our then General Counsel and Senior Vice President, we canceled options to purchase 75,000 shares of our common stock and accelerated the vesting of 25,000 options. On February 22, 2008, as a result of the resignation of another executive, 100,000 options were canceled.

In March 2008, we granted options to purchase 3,122,000 shares of our common stock at an exercise price of $3.07 per share to Pete Pizarro, our President and Chief Executive Officer, and we granted options to purchase 1,000,000 shares of our common stock at an exercise price of $3.07 per share to other executives. The fair value of the underlying common stock at the date of grant was $0.75 per share based upon the closing trading price on the date of grant. The options have a ten year contractual term and vest over a period of four years. Assumptions relating to the estimated fair value of these stock options on their date of grant, which we estimated using the Black-Scholes pricing model are as follows: risk-free interest rate of 3.74%; expected dividend yield of zero percent; expected option life of six years; and volatility of 66%. The aggregate grant date fair value of the awards amounted to $1,030,500. We recorded stock based compensation expense during the nine months ended September 30, 2008 of $139,547 related to the vested awards.

During the second quarter of 2008, we granted options to purchase 1,045,000 shares of our common stock at a weighted average exercise price of $3.09 per share to certain employees and Directors. The weighted average fair value of the underlying common stock at the date of grant was $2.95 per share based upon the closing trading price on the date of grant. The options have a ten year contractual term and vest over a period of four years. Assumptions relating to the estimated fair value of these stock options on their date of grant, which we estimated using the Black-Scholes pricing model are as follows: risk-free interest rate of 4.5%; expected dividend yield of zero percent; expected option life of six years; and volatility of 67%. The aggregate grant date fair value of the awards amounted to $1,936,900. We recorded stock based compensation expense during the nine months ended September 30, 2008 of $147,242 related to the vested awards.

During the third quarter of 2008, we granted options to purchase 158,000 shares of our common stock at an exercise price of $3.08 per share to certain employees. The weighted average fair value of the underlying common stock at the date of grant was $2.97 per share based upon the closing trading price on the date of grant. The options have a ten year contractual term and vest over a period of four years. Weighted average assumptions relating to the estimated fair value of these stock options on their date of grant, which we estimated using the Black-Scholes pricing model are as follows: risk-free interest rate of 4.5%; expected dividend yield of zero percent; expected option life of six years; and volatility of 67%. The aggregate grant date fair value of the awards amounted to $298,180. We recorded stock based compensation expense during the nine months ended September 30, 2008 of $14,045 related to the vested awards.

A substantial majority of the stock options still subject to vesting as of September 30, 2008 have been granted to certain officers and key employees that are expected to fully vest. The remaining stock options granted to employees are expected to have a forfeiture rate of approximately 10%.

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

A summary of stock option activity for the nine months ended September 30, 2008 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Vesting Period	Aggregate Intrinsic Value
Balance at January 1, 2008	1,412,200	$3.18
Granted	5,325,000	3.07
Canceled	(836,200)	3.18

Balance at September 30, 2008	5,901,000	$3.09	3.5	$—

Exercisable at September 30, 2008	485,000	$3.09	3.4	$—

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2008 is $0.61. Total compensation cost recognized for the three and nine months ended September 30, 2008 for stock options granted to employees amounted to $393,122 and $1,227,019, respectively. Total unamortized compensation expense related to unvested stock options at September 30, 2008 amounted to $3,932,251 and is expected to be recognized over a weighted average period of 3.5 years.

Restricted Stock Awards

On March 10, 2008, we granted 750,000 restricted common shares to our current President and Chief Executive Officer. The restricted shares vest monthly over a three-year period. The fair value of the common stock at the date of grant was $0.75 per share based upon our closing market price on the date of grant. The trailing 30-day trading price of our common stock as of the date of grant was $0.37 per share. The aggregate grant date fair value of the award amounted to $562,500, which will be recognized ratably as compensation expense over the vesting period. We recorded $46,878 and $104,170 of compensation expense during the three and nine months ended September 30, 2008, respectively, with respect to this award. Total unrecognized compensation expense related to unvested stock awards at September 30, 2008 amounts to $458,330 and is expected to be recognized over a weighted average period of 2.4 years.

A summary of the restricted stock award activity for the nine months ended September 30, 2008 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Contractual Term	Aggregate Intrinsic Value
Unvested Outstanding at January 1, 2008	—	$—	—
Granted	750,000	0.75	3.0
Vested	(125,000)	0.75	3.0

Unvested Outstanding at September 30, 2008	625,000	$0.75	3.0	$837,500

NOTE 22 – Segment Information

Effective April 1, 2008, we modified our segment reporting. We now operate in, and will report financial information for the following three segments: Latin America, South Pacific and Corporate (including discontinued operations). These segments reflect the manner in which we now manage our operations. Prior periods have been restated to reflect the new segment reporting structure.

Discontinued operations are comprised of the operations of Latin Node, which were classified as discontinued effective January 2008.

Below is a summary of the results by segment for the three months ended September 30, 2008:

	For the Three Months Ended September 30, 2008
	Latin America	South Pacific	Corporate (Including Discontinued Operations)	Consolidated
Revenue
Telecommunications Services	$—	$1,772,597	$—	$1,772,597
Product Sales	29,459,207	8,385,482	—	37,844,689
Information Technology Services	10,133,889	4,381,755	—	14,515,644

Total Revenue	39,593,096	14,539,834	—	54,132,930
Cost of Revenue
Telecommunications Services	—	552,492	—	552,492
Product Sales	24,192,118	6,747,279	—	30,939,397
Information Technology Services	6,312,113	1,257,351	—	7,569,464

Total Cost of Revenue	30,504,231	8,557,122	—	39,061,353

Gross Profit	9,088,865	5,982,712	—	15,071,577
	23.0%	41.1%	0.0%	27.8%

Expenses
Sales, Marketing and Customer Support	5,852,364	2,447,227	—	8,299,591
General and Administrative	4,858,293	2,416,825	2,210,429	9,485,547
Depreciation and Amortization	169,095	702,615	8,580	880,290
Amortization – Intangible Assets	870,386	444,767	—	1,315,153

Total Expenses	11,750,138	6,011,434	2,219,009	19,980,581

Operating Loss	(2,661,273)	(28,722)	(2,219,009)	(4,909,004)
Interest (Expense) Income, Net	(1,005,419)	(144,934)	131,502	(1,018,851)
Other Income	96,784	519,998	253,502	870,284
Loss from Discontinued Operations	—	—	(51,766)	(51,766)

Net Income (Loss)	$(3,569,908)	$346,342	$(1,885,771)	$(5,109,337)

Below is a summary of the results by segment for the nine months ended September 30, 2008 and identifiable assets as of September 30, 2008:

	For the Nine Months Ended September 30, 2008
	Latin America	South Pacific	Corporate (Including Discontinued Operations)	Consolidated
Revenue
Telecommunications Services	$—	$5,527,327	$—	$5,527,327
Product Sales	64,530,095	23,540,642	—	88,070,737
Information Technology Services	23,188,413	13,583,740	—	36,772,153

Total Revenue	87,718,508	42,651,709	—	130,370,217
Cost of Revenue
Telecommunications Services	—	1,766,971	—	1,766,971
Product Sales	52,460,250	19,844,668	—	72,304,918
Information Technology Services	14,338,176	3,584,808	—	17,922,985

Total Cost of Revenue	66,798,426	25,196,448	—	91,994,874

Gross Profit	20,920,082	17,455,261	—	38,375,343
	23.8%	40.9%	0.0%	29.4%
Expenses
Sales, Marketing and Customer Support	16,707,567	7,904,887	—	24,612,454
General and Administrative	13,522,871	7,458,687	10,018,922	31,000,481
Depreciation and Amortization	922,450	2,117,609	16,011	3,056,070
Amortization – Intangible Assets	1,874,799	1,334,302	—	3,209,101

Total Expenses	33,027,687	18,815,485	10,034,934	61,878,106

Operating Loss	(12,107,605)	(1,360,224)	(10,034,934)	(23,502,763)
Interest Expense, Net	(1,969,123)	(500,382)	(1,901,393)	(4,370,897)
Other (Expense) Income	(891,655)	1,390,757	(2,781,040)	(2,281,938)
Loss from Discontinued Operations	—	—	(12,110,968)	(12,110,968)

Net Loss	$(14,968,382)	$(469,849)	$(26,828,335)	$(42,266,566)

Identifiable Assets at September 30, 2008	$125,263,636	$57,401,988	$38,269,223	$220,934,847

Below is a summary of the results by segment for the three months ended September 30, 2007:

	For the Three Months Ended September 30, 2007
	Latin America	South Pacific	Corporate (Including Discontinued Operations)	Consolidated
Revenue
Telecommunications Services	$—	$1,851,577	$—	$1,851,577
Product Sales	—	7,597,842	—	7,597,842
Information Technology Services	—	5,217,340	—	5,217,340

Total Revenue	—	14,666,759	—	14,666,759
Cost of Revenue
Telecommunications Services	—	596,245	—	596,245
Product Sales	—	6,340,271	—	6,340,271
Information Technology Services	—	1,074,611	—	1,074,611

Total Cost of Revenue	—	8,011,127	—	8,011,127

Gross Profit	—	6,655,632	—	6,655,632
	0.0%	45.4%	0.0%	45.4%
Expenses
Sales, Marketing and Customer Support	—	2,994,417	—	2,994,417
General and Administrative	—	2,121,767	1,132,840	3,254,607
Depreciation and Amortization	—	711,770	2,345	714,115
Amortization – Intangible Assets	—	444,768	—	444,768

Total Expenses	—	6,272,724	1,135,185	7,407,909

Operating Income (Loss)	—	382,908	(1,135,185)	(752,277)
Interest Expense, Net	—	(123,544)	(1,155,124)	(1,278,668)
Other Income (Expense)	—	2,486	(1,393)	1,093
Loss from Discontinued Operations	—	—	(2,313,024)	(2,313,024)

Net Income (Loss)	$—	$261,850	$(4,604,726)	$(4,342,876)

Below is a summary of the results by segment for the nine months ended September 30, 2007 and identifiable assets as of December 31, 2007:

	For the Nine Months Ended September 30, 2007
	Latin America	South Pacific	Corporate (Including Discontinued Operations)	Consolidated
Revenue
Telecommunications Services	$—	$6,117,704	$—	$6,117,704
Product Sales	—	21,660,204	—	21,660,204
Information Technology Services	—	15,001,098	—	15,001,098

Total Revenue	—	42,779,006	—	42,779,006
Cost of Revenue
Telecommunications Services	—	1,803,198	—	1,803,198
Product Sales	—	18,064,479	—	18,064,479
Information Technology Services	—	2,813,371	—	2,813,372

Total Cost of Revenue	—	22,681,048	—	22,681,049

Gross Profit	—	20,097,958	—	20,097,957
	0.0%	47.0%	0.0%	47.0%
Expenses
Sales, Marketing and Customer Support	—	7,967,313	—	7,967,313
General and Administrative	—	6,962,368	3,940,791	10,903,160
Depreciation and Amortization	—	2,062,029	11,294	2,073,323
Amortization – Intangible Assets	—	1,334,302	—	1,334,301

Total Expenses	—	18,326,012	3,952,085	22,278,097

Operating Income (Loss)	—	1,771,946	(3,952,085)	(2,180,139)
Interest Expense, Net	—	(467,338)	(2,092,268)	(2,559,606)
Other (Expense) Income	—	(710,425)	1,726,112	1,015,687
Loss from Discontinued Operations	—	—	(22,925,779)	(22,925,779)

Net Income (Loss)	$—	$594,183	$(27,244,020)	$(26,649,837)

Identifiable Assets at December 31, 2007	$89,860,437	$41,965,794	$27,172,419	$158,998,650

NOTE 23 – Fair Value Measurements

We adopted SFAS No. 157 (as impacted by FSP Nos. 157-1, 157-2 and 157-3) effective January 1, 2008, with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in our financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

Effective January 1, 2008, the application of SFAS 157 did not have an effect upon our unaudited interim condensed consolidated financial statements.

NOTE 24 – Subsequent Events

Increase in Authorized Capital

On May 27, 2008, our Board of Directors unanimously approved an amendment to Article 4 of our Certificate of Incorporation, subject to stockholder approval, to increase the number of shares of common stock authorized for issuance under the Certificate of Incorporation by 150,000,000 to a total of 200,000,000 shares. The number of shares of preferred stock authorized for issuance will remain at 35,000,000.

SIBL, our principal stockholder, approved the Amendment on September 12, 2008. The Amendment will become effective upon its filing with the Secretary of State of the State of Delaware, which is expected to occur in November 2009. The additional shares of common stock to be authorized for issuance upon the adoption of the Amendment would possess rights identical to the currently authorized common stock. The stockholders of common stock are entitled to one vote for each share held of record on all matters to be voted on by the stockholders. All voting is on a non-cumulative basis. The stockholders of common stock do not have any preemptive rights, conversion rights, or applicable redemption or sinking fund provisions. The Amendment to authorize the additional shares of common stock will not have any effect on the par value of our common stock. Nevertheless, the issuance of such additionally authorized shares of common stock would affect the voting rights of our current stockholders because there would be an increase in the number of outstanding shares entitled to vote on corporate matters, including the election of directors, if and when any such shares of common stock are issued in the future.

Share Repurchase Program

On October 9, 2008, our Board of Directors approved a plan to repurchase up to approximately 1,200,000 shares of our common stock, or approximately 3% of our outstanding common stock. Under the common stock repurchase plan, we may purchase shares of our common stock from time to time in the open market at prevailing prices. Repurchased shares will be held in treasury and may be used in connection with employee benefits and other general corporate purposes. The purchases under the stock repurchase plan will commence at management’s discretion.

Acquisition of CTT Corporation

On October 16, 2008, we acquired all of the common stock of CTT for an aggregate purchase price of $2,674,000. In addition to the purchase price, the stockholders of CTT are entitled to receive up to $2,319,000 payable in quarterly installments based on CTT achieving certain EBIDA targets for the twelve quarters following the closing commencing on January 1, 2009 and ending on December 31, 2011. The contingent consideration, if any, is payable as follows: (i) 65% in shares of our common stock based on a per share value of the greater of $3.08 per share or the fair market value of such shares on the date of issuance , and (ii) 35% payable in cash. CTT is an education services integrator in information and communication technologies, business skills and best practices in Latin America. CTT’s partners include industry leaders such as Cisco, Microsoft and Google. The acquisition will be accounted for in the fourth quarter of 2008 using the purchase method of accounting in accordance with SFAS No. 141. Accordingly, the net assets will be recorded at their estimated fair values, and operating results will be included in our consolidated financial statements from the date of acquisition. Pro forma results of operations have not been presented because the effect of this acquisition, individually and in aggregate, is not material.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note About Forward Looking Statements

This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which are based on management’s exercise of business judgment, as well as assumptions made by and information currently available to management. When used in this document, the words “may”, “will”, “anticipate”, “believe”, “estimate”, “expect”, “intend” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as described in eLandia International Inc.’s (“eLandia”), Annual Report on Form 10-K/A filed with the U.S. Securities and Exchange Commission (“SEC”). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. We undertake no obligation, and do not intend, to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrence of any unanticipated events. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

Overview

eLandia, focuses on emerging market transformation by providing information and communication technology (“ICT”), products and services including , network integration services, education services and infrastructure services throughout the Latin American and South Pacific Regions, plus wireless communication services in American Samoa and Papua New Guinea.

We currently offer these products, and services in over 19 countries, through one of eLandia Group’s highly recognized market brands. In addition to our broad range of offerings, we currently hold more than forty certifications and specializations throughout the various markets that we serve. We also maintain the designation of Gold Certified Partner with both Cisco Systems, Inc. (“Cisco”) and Microsoft Corporation as well as representations from more than twenty top technology companies.

Our core strategy is to provide innovative solutions through our various brands that enable high growth emerging markets to transform into more competitive players in the global economy. We implement first-to-market infrastructure integration services, in which we integrate and leverage our partners cutting-edge technologies; education services, in which we develop human talent for global competitiveness and transformation; and infrastructure services, in which we deliver next generation technology as a service to leading companies in the markets that we serve. We are growing though a combination of organic and acquisition growth as we are currently focusing on expanding our regional presence in the Latin American market place.

Our top market brands include:

•	Desca as a leading network, systems and managed services provider to enterprise customers in Latin America and the Caribbean,

•	CTT as a leading education services integrator in information and communication technologies, business skills and best practices in Latin America,

•	Blue Sky is the leading mobile operator in American Samoa providing wireless phone and broadband services to customers throughout the island,

•	Datec as a provider of technology products, leading edge technology services and wireless broadband services throughout Papua New Guinea, Fiji and other South Pacific markets.

Recent Developments

The following is a summary of the significant developments that occurred during the third quarter of 2008:

•	Restructuring of the South Pacific

In July 2008, as part of management’s decision to restructure our South Pacific operations, we sold our operations located in Queensland, Australia for approximately $1.2 million.

•	Acquisition of Transistemas

On July 1, 2008, we completed the acquisition of 100% of the outstanding equity interests of Transistemas. Transistemas operates in Argentina as a network solution provider and system integrator. We acquired Transistemas for an aggregate purchase price of $5,755,589 comprised of (i) $2,693,148 in cash, (ii) $2,599,998 for the value of 433,333 shares of our common stock subject to potential redemption in connection with a put option and (iii) $462,443 of direct acquisition costs paid in cash.

•	$40 Million Bridge Loan from SIBL

On July 21, 2008, we entered into a credit agreement with SIBL (the “Bridge Loan Agreement”) pursuant to which SIBL will provide a loan to us in the principal amount of up to $40 million. The loan will accrue interest at the prime rate plus 2% and will mature on July 1, 2010. Payments of interest only are payable on a quarterly basis and the outstanding principal amount of the loan is due on the maturity date. The Bridge Loan Agreement was amended in September 2008 pursuant to which the loan finding schedule was modified to provide eight installments of $3 million each during October, November and December 2008 and eight installments of $2 million each during January and February 2009.

•	Additional Funding of Stanford’s Obligation

Under the Preferred Stock Purchase Agreement entered into effective February 20, 2008 with SIBL, as amended, SIBL agreed to purchase, during the 90-day period following December 31, 2008, an additional $20 million of Series B Preferred Stock along with warrants to purchase up to 2,079,111 shares of our common stock (the “Additional Funding”).

Pursuant to various stock purchase agreements, SIBL agreed to purchase up to $5 million of our common stock from certain of our shareholders (the “Selling Shareholders”). In connection these various stock purchase agreements, we entered into a Second Amendment to Preferred Stock Purchase Agreement (the “Second Amendment”) dated April 30, 2008 pursuant to which SIBL and the Company amended the Preferred Stock Purchase Agreement to reduce the Additional Funding obligation of SIBL by the amount of the aggregate purchase price paid by SIBL to the Selling Shareholders.

In September 2008, we entered into two additional amendments to the Preferred Stock Purchase Agreement pursuant to which the Additional Funding obligation was reduced from $20,000,000 to $15,798,275 and we agreed to issue 1,643,000 warrants associated with the Additional Funding to SIBL and its assignees. As of September 30, 2008, we issued 2,340,485 shares of Series B Preferred Stock and warrants to purchase 1,643,000 shares of common stock for net proceeds of $15,785,517.

•	Desca $10 Million Capital Call

On September 30, 2008, our subsidiary, Desca Holding, LLC (“Desca”), made a capital call from its members in the amount of $10 million. The proceeds from the capital call will be used to fund the working capital needs of Desca. Pursuant to the capital call, we contributed $7 million to Desca in the form of $4,705,500 in cash and $2,294,500 represented by capital contributions from previous advances and loans made to Desca. Jorge Enrique Alvarado Amado, Chief Executive Officer of Desca and 30% minority interest holder of Desca (“Alvarado”) contributed 1,150,000 stock appreciation rights in eLandia valued at $3 million. In addition, we issued Alvarado warrants to purchase an aggregate of 1,150,000 shares of our common stock at an exercise price of $3.08 per share.

•	Share Repurchase Plan

On October 9, 2008, our Board of Directors approved a plan to repurchase up to approximately 1,200,000 shares of our common stock, or approximately 3% of our outstanding common stock. Under the common stock repurchase plan, we may purchase from time to time common stock on the open market at prevailing prices.

•	Acquisition of CTT Corporation

On October 16, 2008, we acquired all of the common stock of the Center of Technology Transfer Corporation (“CTT”) for an aggregate purchase price of $2,674,000. CTT is an education services integrator in information and communication technologies, business skills and best practices in Latin America. CTT’s partners include industry leaders, such as Cisco, Microsoft and Google.

Performance Measures

In managing our operations and assessing our financial performance, we supplement the information provided by financial statement measures with several customer–focused performance metrics depending on the type of business, including those described below:

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

Revenue per Sales Executive

This is a metric that takes the total revenue for a period divided by the total number of sales executives in the business. Management uses revenue per sales executive as an efficiency and growth gauge across diverse geographic areas with differing economic conditions. Quarterly changes to revenue per sales executive can also provide insight into total sales executives required for any particular country in which we operate.

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

The following performance measures are specific to our South Pacific island nations segment:

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

On an ongoing basis, we evaluate our estimates and judgments. Areas in which we exercise significant judgment include, but are not necessarily limited to, the amount of uncollectible accounts receivable, valuation of VAT receivable, valuation of minority interest purchase price obligations, the amount to be paid for the settlement of liabilities of discontinued operations, accrued expenses, the amount allocated to contract rights, customer lists, trade names and goodwill in connection with acquisitions along with the estimated useful lives for amortizable intangible assets and property, plant and equipment, warrants granted in connection with various financing transactions, share based payment arrangements, and the percentage of completion with respect to production contacts in circumstances where the use of that accounting method is deemed to be appropriate.

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

Please refer to our Annual Report on Form 10-K/A for the year ended December 31, 2007 filed with the SEC for a discussion of our critical accounting policies. During the nine months ended September 30, 2008, there were no material changes to these policies.

Results of Operations – Latin America

We provide network and system integration services for large and medium sized companies throughout Latin America including Venezuela, Colombia, Costa Rica, Guatemala, Mexico, Argentina and other countries by offering a wide array of network and communication products and services, as well as professional consultation services regarding the design, implementation and operation of such products and services.

Latin America continues to experience robust growth. This growth is driven, in part, by higher public spending, private consumption and investment as well as strong import demand. Economic reforms, increasing political stability and rapid growth of technological infrastructure in the region have contributed to this growth. Given the recent turmoil in the global financial sector it is not clear what, if any, the effects will be in the emergent markets we serve, although management expects the recent global financial turmoil may limit the growth expected throughout the region over the short to medium term. Latin America had seen a surge in foreign investment and credit upgrades over the past five years as economic stability had increased substantially. Gross domestic product growth in 2008 for the Latin American region was expected to be approximately 4.9%, which, if realized, would make 2008 the sixth consecutive year of growth.

Summary of Financial Results for the Three and Nine Months Ended September 30, 2008

We began offering IT and related products plus network and systems integration services throughout Latin America on November 20, 2007 through our acquisition of Desca. Accordingly, our unaudited condensed consolidated statements of operations include the results of operations from that date forward. As such, comparative financial information for the three and nine months ended September 30, 2007 has not been presented.

We acquired Transistemas on July 1, 2008. Transistemas operates in Argentina as a network and system integrator. Accordingly, our unaudited condensed consolidated statements of operations include the results of operations from that date forward.

The following table sets forth, for the period indicated, unaudited interim condensed consolidated statements of operations information and information from our unaudited interim condensed consolidated statements of operations expressed as a percentage of revenue.

	For the Three Months Ended September 30, 2008		For the Nine Months Ended September 30, 2008
	Dollars	% of Revenue	Dollars	% of Revenue
Revenue
Product Sales	$29,459,207	74.4%	$64,530,095	73.6%
Information Technology Services	10,133,889	25.6%	23,188,413	26.4%

Total Revenue	39,593,096	100.0%	87,718,508	100.0%
Cost of Revenue
Product Sales	24,192,118	82.1%	52,460,250	81.3%
Information Technology Services	6,312,113	62.3%	14,338,176	61.8%

Total Cost of Revenue	30,504,231	77.0%	66,798,426	76.2%

Gross Profit	9,088,865	23.0%	20,920,082	23.8%
	23.0%		23.8%
Expenses
Sales, Marketing and Customer Support	5,852,364	14.8%	16,707,567	19.0%
General and Administrative	4,858,293	12.3%	13,522,871	15.4%
Depreciation and Amortization	169,095	0.4%	922,450	1.1%
Amortization – Intangible Assets	870,386	2.2%	1,874,799	2.1%

Total Expenses	11,750,138	29.7%	33,027,687	37.7%

Operating Loss	(2,661,273)	(6.7)%	(12,107,605)	(13.8)%
Interest Expense, Net	(1,005,419)	(2.5)%	(1,969,123)	(2.2)%
Other Income (Expense)	96,784	0.2%	(891,655)	(1.0)%

Net Loss	$(3,569,908)	(9.0)%	$(14,968,382)	(17.1)%

Revenue

In this operating segment, we derive revenue from IT services and related product sales. We generate IT services revenue through the sale of network and systems integration services for large and medium sized companies by offering a wide array of network and communication products and services, as well as professional consultation services regarding the design, implementation and operation of such products and services. We generate product sales revenue through the sale of traditional technologies such as computer network hardware and software, mobility and visual communications equipment, consumables and commercial off-the-shelf software. In addition, we offer advanced technologies such as products that support unified communications, security and mobile/IP convergence.

Improved revenue levels during 2008 resulted from expansion within our existing markets including Colombia, Costa Rica and Ecuador as well as entry into new markets within Latin America such as Panama and Argentina. The largest component of this growth was the significant increases in product sales (predominantly Cisco equipment) in these countries. Also contributing to the revenue growth rate was the significant increase in IT services revenue. Although not necessarily 100%, there is often a correlation between the sales of equipment and services revenue as most of our customers require installation and other professional services upon their receipt of new equipment. This correlation is evidenced by the services revenue growth coming from the same geographic locations as the product growth. In addition, the sale of advanced technologies, due to its characteristics and novelty, requires a higher level of services to be provided than traditional technologies.

During the second quarter of 2008, we experienced a decline in revenue as compared to the first quarter of 2008 primarily due to several circumstances associated with the supply of networking products for the Venezuelan market purchased from Cisco, our primary vendor. First, the Venezuelan government implemented a new policy requiring certain certifications be obtained for technology products to be imported into the country in order to qualify for the official currency exchange rate of 2.15 Bolivar Fuerte to 1 U.S. dollar. This process slowed our ability to obtain U.S. dollars on a timely basis (Cisco must be paid in U.S. dollars) and thus, when combined with the rapid growth rate of our purchases from Cisco, drove credit balances with Cisco to new levels. As a result, Cisco did not accept approximately $12 million in orders that we placed in the second quarter of 2008. In the third quarter of 2008, we obtained a stand-by letter of credit in the approximate amount of $5 million for the benefit of Cisco, which allowed Cisco to accept and ship these orders, and resulted in a growth in revenues during the quarter ended September 30, 2008.

Our revenue mix has remained relatively consistent during 2008, with approximately 26% of our revenue being generated through the provision of services and approximately 74% of our revenue being generated through the sale of traditional and advanced technology products.

Costs and Expenses

Cost of revenue is made up of product costs and costs associated with consulting services, network integration services and infrastructure services. The cost of revenue directly relates to the corresponding revenue due to the predominantly variable nature of the costs. Product costs, as a percentage of the related revenue, generally range from approximately 70% to 85% depending on the mix of revenue generated from traditional technologies and advanced technologies during the period. Costs to provide professional and value added IT services are typically about 30% of the related revenue.

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

Depreciation and amortization expense represents the straight line expense recognition of the costs of our fixed assets over their individual estimated useful lives. The expense has increased over the second and third quarter of 2008 as we invest in the infrastructure required to expand our business in our current markets as well as into new markets.

Amortization of intangible assets represents the straight line expense recognition of the intangible assets created as a result of acquiring companies in Latin America. We have recorded an aggregate amount of approximately $13.7 million of intangible assets, including customer bases, contract rights and trade names, in connection with the acquisition of Desca in November 2007 and Transistemas in July 2008. We anticipate that amortization expense relating to intangible assets will be approximately $860,000 per quarter going forward, in addition to similar charges associated with acquisitions we may complete in the future.

Interest expense is the cost associated with our outstanding debt obligations in Latin America including lines of credit, loans from financial institutions and capital leases. Interest expense as a percentage of revenue was slightly higher in the third quarter of 2008 than during the first and second quarters as a result of the additional financing arrangements entered into during the period. The average in-country bank borrowing cost was 14.7%, on total borrowings of $26.8 million at September 30, 2008.

Other income and expense is comprised of non-operating items such as minority interest and taxes. The components and variations are a result of the mix of financial results in the specified periods.

Performance Measures

In managing our operations and assessing our financial performance in Latin America, we supplement financial statement information with several operational performance metrics that are used internally to manage the business.

The following table contains key operating data:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Services Revenue Percentage	26%	26%
Revenue per Employee	$59,338	$145,530
Revenue per Sales Executive	$392,011	$1,044,268
Traditional Technology Revenue Percentage	68%	66%
Advanced Technology Revenue Percentage	32%	34%
Days Sales Outstanding (DSO)	95	116

The percentage of revenue from services revenue has remained consistent at approximately 26% during the three and nine month periods ended September 30, 2008. We intend to use this metric to track our progress as we shift our focus toward advanced technology products and professional services and away from the lower margin traditional technology products.

Revenue per employee and revenue per sales executive for the three months ended September 30, 2008 were higher than the quarterly average of the revenue per employee and revenue per sales executive for the nine months ended September 30, 2008, predominantly as a result of the higher revenue recognized in the third quarter of 2008 as compared with the first and second quarters of 2008. The higher revenue in the third quarter is partially attributable to the revenue shifted from the second quarter into the third quarter as a result of the Cisco credit hold issue in Venezuela discussed above. The impact of the higher revenue in the third quarter on these metrics was partially offset by an increase in headcount experienced during the third quarter. The number of employees grew as we continue to increase staff to support higher level of sales.

Traditional technology product revenue, as a percentage of total product revenue, was relatively consistent during the three and nine month periods ended September 30, 2008 at approximately 68% to 66%. Accordingly, advanced technology revenue was relatively consistent during the three and nine month periods ended September 30, 2008 at approximately 32% to 34%. We intend to use this metric to track our progress as we shift our focus toward advanced technology products and professional services and away from the lower margin traditional technology products.

Days sales outstanding during the third quarter returned to historical levels of approximately 90 to 100 days. The days sales outstanding of 95 days in the third quarter of 2008 decreased from 156 during the second quarter as a result of improved collections on the current quarter revenue, resulting in lower total accounts receivable at the end of the period relative to the revenue generated during that period. Average days sales outstanding for the nine months ended September 30, 2008 was 116 days.

Results of Operations – South Pacific

We offer a broad range of IT network and systems integration services along with telecommunications services in the South Pacific, with the majority of our presence located in Papua New Guinea, American Samoa and Fiji. The products and services we offer in each of these markets vary depending on the infrastructure, existing telecommunication and data communications systems and the needs of the local economy.

In Papua New Guinea and Fiji, the current population is estimated to be approximately 7 million people. Although the region has a relatively advanced telecommunications network as compared to other developing nations, the density of telephone service or mobile and Internet service remains very low. Developed infrastructures for the telecommunications systems are limited to the urban areas. We see opportunities for improving telecommunications in the major urban areas and expanding coverage to the more rural areas. In this region, we offer Internet access service, IT network and systems integration services and technology products.

American Samoa has a population of approximately 60,000 people. Based on our market penetration in the cellular communications business and the demographics of American Samoa, we consider the wireless services, data delivery, long distance and equipment service market to be mature. We believe that future revenue in American Samoa will increase proportionally with economic improvements and, as such, we plan to expand our products and offerings and differentiate our business by further enhancing our customer service, extending our network and expanding into complementary businesses, as well as with the operation of the underwater cable service (discussed in the section “Liquidity and Capital Resources”) which, as of yet, does not generate revenue.

As part of our efforts to ensure efficiencies and obtain the highest possible returns, during the second and third quarters of 2008, we downsized certain operations in the South Pacific that were not performing at acceptable levels. Specifically, we sold our operations in Queensland, Australia, and several small market Pacific island nations and re-engineered our operations in Fiji to enable them to service the entire region. We believe that these initiatives will improve our results of operations in this segment going forward.

Comparison of the Three Months Ended September 30, 2008 to the Three Months Ended September 30, 2007

The following table sets forth, for the periods indicated, unaudited interim condensed consolidated statements of operations information.

	For the Three Months Ended September 30,
	2008	2007	Change $	Change %
Revenue
Telecommunications Services	$1,772,597	$1,851,576	$(78,979)	(4.3)%
Product Sales	8,385,482	7,597,843	787,639	10.4%
Information Technology Services	4,381,755	5,217,340	(835,585)	(16.0)%

Total Revenue	14,539,834	14,666,759	(126,925)	(0.9)%
Cost of Revenue
Telecommunications Services	552,492	596,244	(43,752)	(7.3)%
Product Sales	6,747,279	6,340,271	407,008	6.4%
Information Technology Services	1,257,351	1,074,611	182,740	17.0%

Total Cost of Revenue	8,557,122	8,011,126	545,996	6.8%

Gross Profit	5,982,712	6,655,633	(672,921)	(10.1)%
	41.1%	45.4%		(4.2)%
Expenses
Sales, Marketing and Customer Support	2,447,227	2,994,417	(547,190)	(18.3)%
General and Administrative	2,416,825	2,121,768	295,057	13.9%
Depreciation and Amortization	702,615	711,770	(9,155)	(1.3)%
Amortization – Intangible Assets	444,767	444,768	(1)	(0.0)%

Total Expenses	6,011,434	6,272,723	(261,289)	(4.2)%

Operating (Loss) Income	(28,722)	382,910	(411,632)	(107.5)%
Interest Expense, Net	(144,934)	(123,544)	(21,390)	17.3%
Other Income	519,998	2,486	517,512	20818.1%

Net Income	$346,342	$261,852	$84,490	32.3%

Revenue

In this operating segment, we derive revenue from IT network and systems integration services and related products plus the sale of telecommunications products and services. Our IT services include support provided to our clients by our hardware engineers, software analysts, architects, developers and staff for new or existing software, hardware, systems, or applications as well as ISP and data network infrastructure services. Sales of related products include computer hardware, communications hardware, commercial off-the-shelf software sold through our one retail location or by our direct sales force. We also derive revenue from telecommunications services and products through the sale of wireless services, data delivery services, equipment sales and service and long distance toll fees that we charge other telecommunications providers who need to access our networks. In addition, since we have an eligible telecommunications carrier (“ETC”), designation and because we provide service in a rural area, we earn revenue from the Universal Service Fund (“USF”). The FCC created this fund to ensure that all Americans have access to high quality and affordable telecommunications, including low-income consumers, those living in rural areas that are costly to serve, and schools, libraries and rural health care providers.

The decrease in telecommunications services revenue is mainly attributed to the decline in long distance revenue and local postpaid revenue from the same period in 2007. Increased competition continues to force prices downward, which has resulted in aggressive lower long distance rates introduced by both of our competitors. In response to the lowered rates offered by competitors, we reduced many of our top 10 destination rates to sustain our customer base. We are currently working to introduce new and creative long distance plans to sustain our position in this market segment. Partially offsetting the decreases mentioned above was an increase in local wireless revenue, which resulted from promotions directed toward increasing minutes of use from our subscribers by rewarding them with additional value and minutes. The long term goal is to encourage constant and continued use of our services that will result in increased prepaid phone card recharges by our customers. We intend to capitalize on the success of these promotions by continuing the existing promotions and developing similar ones for the remainder of the year.

Revenue from product sales increased primarily as a result of continued sales of servers, PCs, peripherals and consumable products within our customer segments. In addition, lower pricing has stimulated overall growth in software sales, particularly in Fiji during the third quarter of 2008. The higher levels of sales of low cost hardware and software products helped to offset lower 2008 revenue from telecommunications products such as handsets and accessories.

We attribute the decrease in IT services revenue to a variety of factors. First, as part of our efforts to ensure efficiencies and obtain the highest possible returns, during the second and third quarters of 2008, we downsized certain operations in the South Pacific that were not performing at acceptable levels. Specifically, we sold our operations in Queensland, Australia and several small market Pacific island nations. Although the sales of these units yielded lower IT services revenue in the current quarter, we expect overall profitability to grow in the future. Second, we experienced a reduction in contracted maintenance revenue streams derived from mid-range system maintenance. A portion of this reduction in maintenance revenue can be attributed to a major bank that upgraded their core computer system with a lower cost solution in 2007. The newer, upgraded systems required a less comprehensive maintenance contract, yielding lower revenue in the current year as compared with the same quarter last year.

Costs and Expenses

The cost of revenue from telecommunications services decreased at a slightly faster rate than the corresponding telecommunications services revenue when compared with the same period last year. Savings resulted from more favorable pricing with our existing long distance service carriers and lower cell site repairs and maintenance costs in 2008 were partially offset by an increase in Carrier Access Billing System costs to the local exchange carrier and slightly higher personnel costs due to the hiring of a new technician.

The increase in cost of revenue from product sales is largely correlated to the increase in product sales revenue. The slightly slower cost growth rate as compared with the revenue growth rate is a result of the mix of products sold during the period as well as a lower charge for inventory obsolescence required in the third quarter 2008 as compared with the same period last year.

The cost of providing IT services increased significantly despite the decrease in revenue. In response to the continued pressure on margins on product sales, and with the expectation that pressure will continue, if not increase, we have begun to move toward offering more valued added services to our customers. The investments required to refocus us toward the provision of IT services, such as infrastructure enhancement, more qualified personnel and additional training have resulted in a higher than normal cost growth rate in the short to mid-term. These costs are expected to begin to return to lower levels over the next six months. In addition, although we were able to eliminate certain costs pertaining to the maintenance contract revenue referred to above, these contracts yielded a relatively high gross margin. Accordingly, the reduction in cost was not nearly as significant as the loss of the related revenues.

Selling, marketing and customer support expenses were significantly lower than for the same period last year. In the third quarter of 2008, we began to realize the benefits of the regional reorganization, such as personnel costs and scaled back advertising and marketing in certain markets. In addition, we have evaluated staffing levels along our various geographic locations and lines of business and have made adjustments in an effort to maximize our efficiency and, where possible, reduce our costs.

The increase in general administrative expense is predominantly a result of the remaining expenses incurred in connection with our plan to restructure operations in certain Pacific island nations and our plan to shift our focus toward IT services rather than products. Within the general and administrative expense line, these charges offset the savings recognized as a result of the infrastructure changes and the implementation of more stringent fiscal and operational policies recently put into place. We expect general and administrative expenses to begin to trail downward for the next several quarters as the benefits of the reorganization are fully realized. Effective June 30, 2008, we made the decision to restructure the operations in certain specific South Pacific island nations. As a result, during the third quarter of 2008, we began restructuring our South Pacific operations by consolidating our presence in American Samoa, Fiji and Papua New Guinea. As a result of the restructuring, American Samoa will serve as our regional headquarters while Fiji will support neighboring Pacific Island Nations, where key customer agreements can be managed on a regional basis. We also arranged for the sale of our Queensland operation, a company that provided billing software for utilities in Australia. The reorganization of our South Pacific operations is expected to save us approximately $1 million in operating costs on an annual basis.

Expenses related to the depreciation of property, plant and equipment and the amortization of intangible assets during the third quarter of 2008 were consistent with the same period last year.

Interest expense increased slightly for the 2008 period as compared with the same period in 2007 as a result of slightly higher average borrowings during the period.

The significant increase in Other Income (Expense) in 2008 is predominantly due to the net gain recognized on the sale of our operations in Queensland, Australia and several small market Pacific island nations.

Comparison of the Nine Months Ended September 30, 2008 to the Nine Months Ended September 30, 2007

The following table sets forth, for the periods indicated, unaudited interim condensed consolidated statements of operations information.

	For the Nine Months Ended September 30,
	2008	2007	Change $	Change %
Revenue
Telecommunications Services	$5,527,327	$6,117,704	$(590,377)	(9.7)%
Product Sales	23,540,642	21,660,204	1,880,438	8.7%
Information Technology Services	13,583,740	15,001,098	(1,417,358)	(9.4)%

Total Revenue	42,651,709	42,779,006	(127,297)	(0.3)%
Cost of Revenue
Telecommunications Services	1,766,971	1,803,198	(36,227)	(2.0)%
Product Sales	19,844,668	18,064,479	1,780,189	9.9%
Information Technology Services	3,584,808	2,813,371	771,437	27.4%

Total Cost of Revenue	25,196,447	22,681,048	2,515,399	11.1%

Gross Profit	17,455,262	20,097,958	(2,642,696)	(13.1)%
	40.9%	47.0%		(6.1)%
Expenses
Sales, Marketing and Customer Support	7,904,887	7,967,313	(62,426)	(0.8)%
General and Administrative	7,458,687	6,962,368	496,319	7.1%
Depreciation and Amortization	2,117,609	2,062,029	55,580	2.7%
Amortization – Intangible Assets	1,334,302	1,334,302	0	0.0%

Total Expenses	18,815,485	18,326,012	489,473	2.7%

Operating (Loss) Income	(1,360,223)	1,771,946	(3,132,169)	(176.8)%
Interest Expense, Net	(500,382)	(467,338)	(33,043)	7.1%
Other Income (Expense)	1,390,757	(710,424)	2,101,181	(295.8)%

Net (Loss) Income	$(469,848)	$594,183	$(1,064,031)	(179.1)%

Revenue

The decrease in telecommunications services revenue is mainly attributed to the decline in long distance revenue and local postpaid revenue from the same period in 2007. Increased competition continues to force prices downward, which has resulted in aggressive, lower long distance rates introduced by both of our competitors. In response to the lowered rates offered by competitors, we reduced many of our top 10 destination rates to sustain our customer base. We are currently working to introduce new and creative long distance plans to sustain our position in this market.

We attribute the increase in product sales revenue primarily to continued strong sales of servers, PCs, peripherals and consumable products within our customer segments coupled with an improvement in office equipment sales. In addition, lower retail pricing has stimulated overall growth in software sales and a large corporate communication system sale in Fiji during the first quarter of 2008 has helped the overall revenue for the nine months ended September 30, 2008 grow over the same period last year. While we have experienced an increase in product sales revenue, profit margins on these sales continue to erode due to the persistently competitive market place.

We attribute the decrease in IT services revenue to a variety of factors. First, as part of our efforts to ensure efficiencies and obtain the highest possible returns, during the second and third quarters of 2008, we downsized certain operations in the South Pacific that were not performing at acceptable levels. Specifically, we sold our operations in Queensland, Australia and several small market Pacific island nations. Although the sales of these units yielded lower IT services revenue in the current quarter, we expect overall profitability to grow in the future. Second, we experienced a reduction in contracted maintenance revenue streams derived from mid-range system maintenance. A portion of this reduction in maintenance revenue can be attributed to a major bank that upgraded their core computer system with a lower cost solution in 2007. The newer, upgraded systems required a less comprehensive maintenance contract, yielding lower revenue in the current year.

Costs and Expenses

The cost of revenue from telecommunications services is consistent with the same period last year despite the decrease in revenue over the same time periods. This is a result of the cost of long distance services in connection with terminating toll costs to the local inter-exchange carrier and an increase in Carrier Access Billing System costs to the local exchange carrier. In addition, we experienced increased costs associated with higher long distance rates charged by one of our carriers and higher personnel costs due to the hiring of a new technician. Partially offsetting this increase were lower cell site repairs and maintenance costs. We are currently negotiating more favorable pricing with our existing carriers.

The increase in cost of revenue from product sales is largely correlated to the increase in product sales revenue but also reflects the continued margin pressure we have been experiencing. As discussed above, the main driver for the growth in revenue has come from sales of servers, PCs, peripherals and consumable products, products which carry lower margins than high-end servers. We anticipate this trend toward low cost products to continue, and as a result, we expect that there will continue to be pressure on profit margins from product sales. In part, this has inspired the changes discussed above and our push toward the strategic adjustment to focus on IT services rather than product sales as IT services revenue generally returns higher profit margins.

The cost of providing IT services increased significantly despite the decrease in revenue. In response to the continued pressure on margins on product sales, and with the expectation that pressure will continue, if not increase, we have begun to move toward offering more valued added services to our customers. The investments required to refocus us toward the provision of IT services, such as infrastructure enhancement, more qualified personnel and additional training have resulted in a higher than normal cost growth rate in the short to mid-term. The cost of these investments peaked in the second quarter of 2008, and although still high in the third quarter of 2008, are expected to begin to level off over the next six months. In addition, although we were able to eliminate certain costs pertaining to the maintenance contract revenue referred to above, these contracts yielded a relatively high gross margin. Accordingly, the reduction in cost was not nearly as significant as the loss of the related revenues.

Selling, marketing and customer support expenses for the nine month period ended September 30, 2008 are consistent with the overall level for the same period last year. Higher one-time expenses incurred in the second and third quarter of 2008 necessary to carry out the reorganization of the region have been offset by the subsequent savings realized, such as personnel costs and scaled back advertising and marketing in certain markets, as a result of that reorganization. In addition, we have evaluated staffing levels along our various geographic locations and lines of business and have made adjustments in an effort to maximize our efficiency and, where possible, reduce our costs. Overall, the level of selling, marketing and customer support expenses has decreased significantly in the third quarter of 2008 as compared to the previous two quarters.

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

Expenses related to the depreciation of property, plant and equipment and the amortization of intangible assets during the nine month period in 2008 were consistent with the same period last year.

Interest expense increased slightly for the 2008 period as compared with the same period in 2007 as a result of slightly higher average borrowings during the period.

The significant increase in Other Income (Expense) in 2008 is predominantly due to the net gain recognized on the sale of our operations in Queensland, Australia and several small market Pacific island nations and a one-time refund received during the second quarter of 2008 from a vendor relating to overbillings from the prior several quarters.

Performance Measures

In managing our operations and assessing our financial performance in the South Pacific, we supplement financial statement information with several operational and customer focused performance metrics that are used internally to manage the business.

The following table contains key operating data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
South Pacific in Total
Revenue per Employee	$35,248	$31,107	$98,674	$93,048
Services Revenue Percentage	42%	48%	45%	49%
Days Sales Outstanding	45.7	41.3	49.9	42.7
Telecommunications Services
Number of Users at Period End	22,936	17,651	22,936	17,651
Average Revenue per User	$78.60	$100.90	$255.10	$334.26
Minutes of Use	10,551,468	8,891,687	30,091,388	29,277,853
Churn	2.8%	9.3%	2.6%	10.0%
IT Solutions
Stable Revenue	78%	88%	75%	89%

Revenue per employee increased during both the three and nine months ended September 30, 2008 as compared with the same periods in the prior year. As revenue was fairly consistent during the 2008 periods as compared with 2007, the increase in this metric is a result of the focus on efficiency and the reduction of headcount both as a result of the regional reorganization and in other areas where it was appropriate. Total headcount in the South Pacific was approximately 12% lower in the 2008 periods than it was in the same periods in 2007.

Services revenue, as a percentage of total revenue decreased during the three and nine months ended September 30, 2008 as compared with the same periods in the prior year. The decrease was predominantly a result of the decline in IT services revenue. As part of our efforts to ensure efficiencies and obtain the highest possible returns, during the second and third quarters of 2008, we downsized certain operations in the South Pacific that were not performing at acceptable levels. Specifically, we sold our operations in Queensland, Australia and several small market Pacific island nations. Although the sales of these units yielded lower IT services revenue in the current periods, we expect overall profitability to grow in the future. Second, we experienced a reduction in contracted maintenance revenue streams derived from mid-range system maintenance. A portion of this reduction in maintenance revenue can be attributed to a major bank that upgraded their core computer system with a lower cost solution in 2007. The newer, upgraded systems required a less comprehensive maintenance contract, yielding lower revenue in the current year. Also contributing to the decline in the percentage of services revenue is the increase in product sales revenue stemming from continued sales of servers, PCs, peripherals and consumable products both in the retail and corporate sectors coupled with a an improvement in office equipment sales. In addition, lower retail pricing has stimulated overall growth in software sales and a large corporate communication system sale was completed in Fiji during the first quarter of 2008.

Total days sales outstanding increased slightly for the three and nine month periods ended September 30, 2008 as compared with the same period last year as a result of a higher accounts receivable balance at the end of the period attributable mainly to the increase in Erate and reverse toll billings experienced toward the end of the period.

The number of telecommunications users at the end of September 2008 increased from the end of September 2007 as a result of the aggressive marketing and advertising plans we have instituted promoting our lower long distance rates and promotions directed toward increasing the number of wireless subscribers by rewarding them with additional value and minutes. These plans have helped us reduce the number of customers canceling service with us in favor of our competitors and have enabled us to attract a higher number of new activations.

Our average revenue per user declined during both the three and nine months ended September 30, 2008 as compared with the same periods in the prior year. This decline is largely due to our reduced long distance pricing plans and wireless usage promotions geared toward attracting new customers and retaining more of our customer base.

Total minutes increased by approximately 19% and 3% during the three and nine months ended September 30, 2008, respectively, as compared with the same periods in the prior year. These increases were a result of the aggressive marketing and advertising plans we have instituted promoting our lower long distances rates and promotions directed toward increasing the wireless usage by rewarding subscribers with additional value and minutes. These plans have helped us reduce the number of customers canceling service with us in favor of our competitors and have enabled us to attract a higher number of new activations. As we have increased our customer base through the 2008 period, we have begun to see the expected increase in total minutes of use.

Our churn has reduced significantly in 2008 as compared with the same periods in 2007. This reduction is a result of the aggressive marketing and advertising plans we have instituted and promotions directed toward increasing the number of wireless subscribers by rewarding them with additional value and minutes. These plans have helped us reduce the number of customers canceling service with us in favor of our competitors and have enabled us to attract a higher number of new activations.

Stable revenue decreased during the three and nine months ended September 30, 2008 as compared with the same periods in the prior year, mainly as a result of a major software upgrade project that was completed in 2007, combined with cost increases in connection with investments required to refocus us toward the provision of IT services, such as more qualified personnel, additional training, and higher advertising and marketing expenses designed to increase our brand awareness and customer retention as well as combat the continued pricing and market share pressures we have experienced recently.

Results of Operations – Corporate and Discontinued Operations

Comparison of the Three and Nine Months Ended September 30, 2008 to the Three and Nine Months Ended September 30, 2007

The following tables set forth, for the periods indicated, unaudited interim condensed consolidated statements of operations information.

	For the Three Months Ended September 30,
	2008	2007	Change $	Change %
Expenses
General and Administrative	$2,210,429	$1,132,840	$1,077,590	95.1%
Depreciation and Amortization	8,581	2,345	6,236	265.9%

Total Expenses	2,219,010	1,135,185	1,083,825	95.5%

Operating Loss	(2,219,010)	(1,135,185)	(1,083,825)	95.5%
Interest Expense, Net	131,502	(1,155,124)	1,286,626	(111.4)%
Other Income (Expense)	253,503	(1,393)	254,896	(18299.3)%
Loss from Discontinued Operations	(51,766)	(2,313,023)	2,261,257	(97.8)%

Net Loss	$(1,885,771)	$(4,604,725)	$2,718,954	(59.0)%

	For the Nine Months Ended September 30,
	2008	2007	Change $	Change %
Expenses
General and Administrative	$10,018,922	$3,940,791	$6,078,132	154.2%
Depreciation and Amortization	16,012	11,294	4,718	41.8%

Total Expenses	10,034,934	3,952,085	6,082,849	153.9%

Operating Loss	(10,034,934)	(3,952,085)	(6,082,849)	153.9%
Interest Expense, Net	(1,901,393)	(2,092,268)	190,875	(9.1)%
Other (Expense) Income	(2,781,040)	1,726,112	(4,507,152)	(261.1)%
Loss from Discontinued Operations	(12,110,968)	(22,925,779)	10,814,811	(47.2)%

Net Loss	$(26,828,335)	$(27,244,020)	$415,685	(1.5)%

Our corporate headquarters primarily performs administrative services, and as such, does not generate revenue. Our discontinued operations consist of the remaining Latin Node assets and liabilities. The operations of Latin Node have been terminated and, as such, no longer generate revenue.

General and administrative expenses are predominantly corporate overhead expenses including executive costs and fees for accounting, legal and other professional services. The increase in 2008 was primarily attributable to increased professional, accounting and legal fees, and increased personnel costs to support the infrastructure required to manage the expansion in Latin America. The 2008 general and administrative expense includes $439,998 and $1,331,189 for the three and nine months ended September 30, 2008, respectively, for stock based compensation to employees and directors.

Expenses related to the depreciation of property, plant and equipment during the three and nine month periods in 2008 were consistent with the same periods last year.

Interest expense is predominantly a factor of our convertible debt instruments with SIBL. The changes in net interest income or expense are a factor of our outstanding debt and/or excess cash position during the period. As further discussed in the liquidity section, we borrowed $25.3 million in February 2007 and $5.0 million in June 2007 from SIBL. The loans carried an interest rate of 10% and included fees which we capitalized and amortized into interest expense over the terms of the loans. On June 30, 2008, our majority stockholder converted all of the outstanding convertible promissory notes to Series A Preferred Stock and then ultimately to common stock. Accrued interest related to the convertible promissory notes in the amount of $4,109,775 was forgiven by the majority stockholder and accordingly treated as a contribution to capital. In addition to these loans, SIBL purchased an aggregate gross amount of $90.8 million of our Series B preferred stock. These proceeds were to be used for acquisitions and general working capital purposes. While awaiting the consummation of acquisitions, we have the excess money earning interest in high quality, short and mid-term investments.

Other Income (Expense) for the three and nine months ended September 30, 2008 was predominantly a result of a gain of $93,750 and a charge of $3,000,000, respectively, representing the change in the value of the minority interest purchase obligation relating to the acquisition of Desca based on the changing value of the trading price of our common stock at the end of each period. Other Income during the nine months ended September 30, 2007 includes the sale of our wireless telecommunications license located in Bloomington, Illinois in January 2007. The sales price was $2,750,000, resulting in a gain of $1,842,875.

The loss from discontinued operations pertains to the expenses incurred in connection with the acquisition, and subsequent discontinuance of Latin Node. Latin Node was classified as a discontinued operation on January 28, 2008 and, on June 12, 2008 filed for an assignment for benefit of creditors in the 11th Judicial Circuit in and for Miami-Dade County, Florida.

Liquidity and Capital Resources

Operating Activities. We used $32,705,360 to fund operations during the nine months ended September 30, 2008. For the nine months ended September 30, 2008, our net loss from continuing operations amounted to $30,155,598, which included non-cash adjustments of $15,996,010. Changes in operating assets and liabilities utilized $18,545,772 in cash.

Investing Activities. We used $23,882,962 to fund investing activities during the nine months ended September 30, 2008. We had investments in capital assets of $4,355,793 and we paid an aggregate of $3,836,705 in connection with the acquisitions of Transistemas and PRR and ASHC. In addition, we invested approximately $11 million in short-term certificates of deposit and purchased a $5,000,000 certificate of deposit to collateralize a letter of credit with one of our vendors.

Financing Activities. We received $79,006,264 in cash from financing activities during the nine months ended September 30, 2008. The funds received were primarily the result of financing commitments and/or equity investments from SIBL, our principal stockholder. In addition, during the nine months ended September 30, 2008, we received $20,774,819 in cash from lines of credit and $11,213,616 in proceeds from long-term debt. Our minority interest increased by $2.5 million in connection with the American Samoan governments investment in ASHC. We paid an aggregate of $13,168,085 in principal payments on our long-term debt and capital leases during the nine months ended September 30, 2008.

We incurred a $23,502,763 loss from operations and used $32,705,360 of cash in continuing operations for the nine months ended September 30, 2008. As of September 30, 2008, we have a $103,415,026 accumulated deficit and working capital of $23,927,175, which excludes current assets held for sale and current liabilities of discontinued operations. In addition, our net loss for the three and nine months ended September 30, 2008 amounting to $5,109,337 and $42,266,566, respectively, includes a loss of $51,766 and $12,110,968, respectively, from discontinued operations.

Historically our principal source of liquidity has been the issuances of equity and debt securities, including preferred stock and convertible promissory notes, to SIBL. Other sources of funds include cash from external financing arrangements, including various lines of credit with multiple local banks in South and Central America and a bank in the South Pacific and trade payable financing provided by our principal supplier. We purchase a significant portion of our products from Cisco pursuant to a systems integrator agreement and several supporting agreements. These agreements are non-exclusive and may be terminated by Cisco for any reason on 45-days written notice. In addition, Cisco may immediately terminate these agreements on certain conditions. Any termination by Cisco of one or more of our agreements or any significant deterioration in our relationship with Cisco could significantly reduce the availability to us of the products that we offer for sale and would have a material adverse effect on our results of operations, business and prospects. Our major sources and uses of funding are comprised of the following:

•

Pursuant to the terms of an Assignment Agreement dated February 29, 2008, Laurus assigned to us all of its rights in the promissory notes, security agreement, guaranty, equity pledge agreements and other loan and security documents executed in connection with the financing agreements with Latin Node. In consideration for the assignment of the documents evidencing the loan to Latin Node, we paid Laurus an aggregate amount of $6,965,456 representing the sum of (a) the unpaid principal balance of, and accrued interest on, the loan to Latin Node and (b) unpaid fees due to Laurus pursuant to the loan documents. In order to finance the purchase of this promissory note payable from Latin Node, we sold $8 million of additional securities to SIBL and, as additional consideration, pledged to SIBL all of the collateral securing the Latin Node obligation. Latin Node has terminated most of its employees and consultants, has ceased servicing its customers and has ceased operations. Latin Node and certain of its subsidiaries filed an assignment for the benefit of creditors under the Florida Statutes. As a result, we do not expect to recover the amounts payable to us from Latin Node under this promissory note.

•

In May 2008, we entered into two limited liability company agreements relating to the redeployment and operation of an undersea fiber optic cable system to provide telecommunication services to American Samoa. The cost of the acquisition, construction and related costs of the project are estimated at $24 million. The acquisition of the cable and its redeployment will be funded by third party financing and contributions by the American Samoa Government (“ASG”). As of September 30, 2008, ASG has contributed $3 million. An additional $6 million will be contributed by ASG upon obtaining third party financing and the achievement of certain milestones related to the deployment of the cable, as defined in the limited liability agreement.

•

The issuance of 11,111,111 shares of Series B Preferred Stock and warrants to purchase 7,796,000 shares of our common stock to SIBL and its assignees resulting in net proceeds of $71,768,570 (gross proceeds of $75,000,000 less offering costs of $3,231,428). Effective June 30, 2008, SIBL converted the aggregate of 11,111,111 shares of Series B Preferred Stock into 11,111,111 shares of our common stock.

•

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

•

On July 1, 2008, we acquired Transistemas for an aggregate purchase price of $5,755,589 comprised of (i) $2,693,148 in cash, (ii) $2,599,998 for the value of 433,333 shares of our common stock subject to potential redemption in connection with a put option and (iii) $462,443 of direct acquisition costs paid in cash. Transistemas operates in Argentina as a network solution provider and system integrator.

•

In September 2008, we entered into amendments to our Preferred Stock Purchase Agreement pursuant to which we issued to SIBL and its assignees 2,340,485 shares of Series B Preferred Stock and warrants to purchase 1,643,000 shares of our common stock at an exercise price of $0.001 per share for net proceeds of $15,785,517.

•

On September 30, 2008, Desca made a $10 million capital call from its members. The proceeds from the capital call will be used to fund the working capital needs of Desca. Pursuant to the capital call, we contributed $7 million to Desca in the form of $4,705,500 in cash and $2,294,500 represented by capital contributions from previous advances and loans made to Desca. Alvarado contributed 1,150,000 stock appreciation rights in eLandia valued at $3 million. In addition, we issued Alvarado warrants to purchase an aggregate of 1,150,000 shares of our common stock at an exercise price of $3.08 per share.

•

On July 21, 2008, we entered into a credit agreement with SIBL (the “Bridge Loan Agreement”), pursuant to which SIBL will provide a loan to us in the principal amount of up to $40 million. The Bridge Loan Agreement was amended in September 2008 pursuant to which the loan funding schedule was modified to provide eight installments of $3 million each during October, November and December 2008 and eight installments of $2 million each during January and February 2009. The loan will accrue interest at the prime rate plus 2% and will mature on July 1, 2010. Payments of interest only are payable on a quarterly basis and, except as described below, the outstanding principal amount of the loan is due on the maturity date.

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

The successful management of our working capital needs is a key driver of our growth and cash flow generation of our operations in Latin America. One measurement we use to monitor working capital is days sales outstanding (“DSO”), which measures the number of days we take to collect revenue after a sale is made. As of September 30, 2008, our consolidated DSO was 98 days, compared with 68 days at December 31, 2007. Our DSO as of December 31, 2007 is on a proforma basis to give effect to the acquisition of Desca as if the transaction occurred on January 1, 2007. Our levels of net accounts receivable and DSO are impacted by the timing and level of sales that are made by our various businesses, the mix in our sales between products and services and by the geographic locations in which those sales are made. In addition, the collection of our receivables is susceptible to changes in Latin American economies and political climates. In many cases, we are experiencing the effects of timing whereby we are often subject to invoicing and payments to vendors prior to us billing and collecting from our customers. As a result, vendors can put us on credit hold and discontinue shipments.

On February 5, 2003, Venezuela imposed currency controls and created the Commission of Administration of Foreign Currency (“CADIVI”) with the task of establishing detailed rules and regulations and generally administering the exchange control regime. These controls fix the exchange rate between the Bolivar and the U.S. Dollar, and restrict the ability to exchange Bolivars for dollars and vice versa. The near-term effect has been to restrict our ability to repatriate funds from Venezuela in order to meet our cash requirements. To the extent that we move money in or out of Venezuela, either for cash flow purposes or working capital needs, we are subject to exchange gains or losses because Venezuela is operating on a fixed exchange rate, whereas the actual market is operating on a variable exchange rate.

In particular, the currency controls in Venezuela have restricted our ability to make payments to vendors in U.S. Dollars, causing us to borrow money to meet these obligations and to be subject to credit holds, and therefore delaying the delivery of customer orders which, in turn, has delayed or caused the loss of sales.

In order to address and mitigate these issues, we either (i) enter into short-term financing arrangements with our vendors which extends the date when payment is due, (ii) obtain short-term financing from local banks in country, or (iii) we may, subject to our agreement with our minority members, deploy working capital from eLandia.

In July 2008, eLandia provided its subsidiary in Venezuela a stand-by letter of credit in the approximate amount of $5.0 million for the benefit of one of our vendors allowing it to accept approximately $12.0 million of purchase orders. These orders were released in July and subsequently delivered to our customers.

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

A summary of our financings from vendors and local banks in Latin America as of September 30, 2008 is as follows:

Type	Range of Interest Rates	Average Interest Rate	Balance
Vendor financing	5.1%-8.3%	6.2%	$8,500,929
Local bank borrowings	1.6%-28.0%	14.7%	26,848,412

			$35,349,341

Management believes that our current level of working capital at September 30, 2008, the funds we have raised and will have available through the facilities provided and to be provided by SIBL will enable us to sustain operations through at least September 30, 2009. However, there can be no assurance that the plans and actions proposed by management will be successful or that unforeseen circumstances will not require us to seek additional funding sources in the future or effectuate plans to conserve liquidity in the event additional sources of funds are needed or may not be available on acceptable terms, if at all. In addition, if we are not able to meet the funding conditions imposed by SIBL, we are not able to sell our assets or these sources of revenue do not generate sufficient capital to fund operations, we will need to identify other sources of capital and/or we may be required to modify our business plan. The current challenging economic conditions and the unusual events that have affected global financial markets may impair our ability to identify and secure other sources of capital. At this time, we have not identified other sources of capital and cannot provide any assurance that other sources of capital will be available.

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

In light of the material weaknesses described in our Annual Report on Form 10-K/A for the year ended December 31, 2007, our management continues to perform additional analyses and other post-closing procedures to ensure that our unaudited interim condensed consolidated financial statements are prepared in accordance with U.S. GAAP. Accordingly, our management believes that the unaudited interim condensed consolidated financial statements included in this report fairly presents in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

We recognize the importance of Information Technology General Controls (“ITGC”) and their use as an effective tool for managing and controlling processes that affect the financial reporting process. To this end, we are leveraging the intellectual capital of our technology services subsidiary, Desca, to enhance ITGC and eliminate related material weaknesses. Particularly, we will be addressing network storage, network and application backups, change management, and overall systems security.

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

We recognize that only personnel with appropriate authorization should have access to programs and processes that ultimately affect financial reporting. We are in the process of remediating related material weaknesses by limiting access within the headquarters general ledger where appropriate. Additionally, we will finalize the upgrade of security in our IT system to electronically restrict access at the network level where necessary.

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

As noted in our Annual Report on Form 10-K/A for the year ended December 31, 2007, we acquired Desca in a purchase business combination during 2007. As permitted by rules of the SEC, we elected to exclude them from the assessment of internal control over financial reporting as of December 31, 2007. We are in the process of assessing the internal control framework of Desca for the period ending December 31, 2008. Though the assessment is incomplete as of the date of this filing, we have identified certain control deficiencies that could represent material weaknesses at December 31, 2008. The primary control deficiency identified is the reliance of management on in-country financial personnel to monitor developments over billing and credit without direct oversight by corporate accounting staff familiar with U.S. GAAP regulations. As mentioned above, we recognize the importance of having staff with competencies required for the accurate interpretation of U.S. GAAP at all levels of the organization. We are engaged in efforts and initiatives to upgrade the skill set of our accounting staff at Desca through continuing education and ongoing training. We are also committed to staffing Desca with personnel that possess the appropriate skills and experience in the application of U.S. GAAP commensurate with our financial reporting requirements.

No other changes to internal controls over financial reporting have come to management’s attention during the nine months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In settlement discussions with the Department of Justice, our representatives have proposed to dispose of the investigation involving Latin Node by the payment of a monetary penalty of $2 million for the actions that occurred prior to Latin Node’s acquisition by us. Additionally, we have proposed that in disposing of the investigation, the Department of Justice would acknowledge that we fully cooperated with the Department of Justice with respect to Latin Node’s FCPA violations. We have proposed that we would advance $1 million upon the disposition of the investigation, and $1 million over the next four years. The Department of Justice has not formally accepted this offer, but has advised us that they will review and consider it. There can be no assurance that the Department of Justice will accept the proposed offer or that we will be able to enter into an agreement with the Department of Justice on terms acceptable to us.

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

In addition to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007, we have identified the following risk factors relating to Desca, our 70% owned subsidiary. You should carefully consider the risk factors described below, together with the risk factors described in our Annual Report on Form 10-K/A for the year ended December 31, 2007 in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the identified risk factors, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition, including the potential effects of the current global unrest in the principal financial markets which could negatively affect current and future business prospects in our market segments. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. In addition, the trading price of our stock, when and if a market develops for our stock, could decline.

Risk Factors Relating to Desca’s Operations

Economic and political developments in Venezuela may affect Desca’s business.

Desca’s primary operations are conducted in Venezuela. As a result, Desca’s financial condition, results of operations and business have been, and are expected to continue to be, generally affected by political, institutional and economic risk factors, including the general condition of the Venezuelan economy, the devaluation of the Bolivar as compared to the U.S. dollar, inflation, interest rates, regulation, and taxation, as well as political, social and economic developments in Venezuela. Desca is subject to political and economic risks, including:

•	The effects of local political, labor and economic developments, instability and unrest;

•	Significant or abrupt changes in the applicable regulatory or legal climate;

•	Civil unrest, military actions, crime;

•	Corruption, requests for improper payments, or other actions that may violate the U.S. Foreign Corrupt Practices Act, uncertain legal enforcement and physical security;

•	International response to Venezuelan domestic and international policies;

•	Invalidation, confiscation, expropriation or rescission of governmental orders, permits, agreements or property rights;

•	Exchange controls and export or sale restrictions;

•	Currency fluctuations and repatriation restrictions;

•	Competition with companies from countries that are not subject to U.S. laws and regulations; and

•	Laws or policies affecting trade, investment and taxation.

The Venezuelan government has in the past exercised, and continues to exercise, significant influence over strategic Venezuelan industries. These actions have created uncertainty about the business environment in Venezuela for foreign companies. There can be no assurance that the Venezuelan government will not take similar measures relating to other sectors of the Venezuelan economy which may adversely affect Desca’s business. These risks may limit or disrupt any of Desca’s operations or result in the deprivation of contractual rights or the taking of property by nationalization, expropriation or other means without fair compensation. We do not currently maintain any insurance covering losses or obligations related to political risks.

High inflation rates in Venezuela may decrease demand for Desca’s services while increasing its costs.

Venezuela has historically experienced high levels of inflation, although the rates have been lower in recent years. The Venezuelan government has established a series of measures to curb inflation, among which are reduction of the value-added tax rate, stronger enforcement of price controls, slower monetary expansion and dollar-denominated bond issues placed in the local market and tradable in international markets that stabilized the swap market rate. High inflation rates can adversely affect Desca’s business and results of operations by adversely affecting consumer purchasing power and consumer demand for its products and services while increasing its operation costs.

Depreciation of the Venezuelan Bolivar and the implementation of exchange controls could have an adverse effect on Desca’s financial condition.

Venezuela has historically experienced currency fluctuations, devaluation and depreciation of the Bolivar and, from time to time, has implemented foreign currency exchange controls. In 2003, the Venezuelan government and the Central Bank of Venezuela enacted exchange control regulations as a measure to protect international reserves. The exchange control regulations, among other things, impose strict criminal and economic sanctions on the exchange of Venezuelan currency for other foreign currency other than through officially designated methods. The regulations restrict the access of companies and individuals to foreign exchange. As of the date of this filing, foreign exchange controls have not been lifted and foreign currency transactions remain subject to approval by the Commission of Administration of Foreign Exchange (“CADIVI”). The near-term effect has been to restrict Desca’s ability to repatriate funds from Venezuela in order to meet its cash requirements.

Substantially all of Desca’s sales are collected in Venezuelan Bolivars, while a substantial portion of its operating costs have been and are expected to continue to be paid in U.S. dollars. Desca is currently making appropriate applications for foreign currency to CADIVI and expects to be in a position to meet its U.S. dollar-denominated obligations. However, there is no assurance that Desca will be able to obtain the required approvals from CADIVI to secure sufficient foreign currency for this purpose. The inability of Desca to convert Bolivars to U.S. dollars could have an adverse effect on its cash flows, results of operations and financial condition.

These foreign exchange regulations have materially adversely affected Desca’s operations as a result of credit holds imposed by its vendors, which have caused delays in the delivery of customer orders thus delaying or causing the loss of sales. In order to minimize the risk of currency devaluation, Desca sell its products in Bolivars pegged to the U.S. dollar. However, future fluctuations of the Venezuelan Bolivar against the U.S. dollar and exchange controls could increase Desca’s capital and operating costs and, as a result, negatively impact Desca’s financial condition. As a result, the market price and liquidity of, or the return on, an investment in eLandia could also be adversely affected.

Desca’s ability to obtain adequate capital to fund its ongoing operations may adversely affect its ability to grow.

Desca purchases a significant portion of its products from limited vendors. Under agreements currently in place, upon and subject to credit approval by these vendors, payment for products is generally due net 30 days from the shipping date. If at any time, Desca is delinquent in the payment of any invoice, or is otherwise in breach of its agreement, its vendors may withhold shipping of any order, require that Desca prepay for further shipments, or terminate or suspend the performance under any applicable support services agreement. Desca’s level of sales activity is dependent upon the terms and amount of credit which its vendors provide. Developments in Venezuela have resulted in the curtailment by certain of Desca’s vendors in the level of financing provided resulting in increased financing costs for Desca. As a result, the levels of Desca’s sales in Venezuela may materially decline and Desca’s overall results of operations may be adversely affected by this tightening of credit.

The successful management of Desca’s working capital needs is a key driver of its growth and cash flow generation. One measurement we use to monitor our working capital is days sales outstanding (“DSO”), which measures the number of days we take to collect revenue after a sale is made. We have experienced a significant increase in our DSO primarily as a result of conditions affecting Desca’s collections of receivables. As of September 30, 2008, our consolidated DSO was 98 days, compared with 68 days at December 31, 2007. Our DSO as of December 31, 2007 is on a proforma basis to give effect to the acquisition of Desca as if the transaction occurred on January 1, 2007. Desca’s levels of net accounts receivable and DSO are impacted by the timing and level of its sales and the mix in its sales between products and services. In addition, the collection of Desca’s receivables is susceptible to changes in Latin American economies and political climates. In many cases, Desca is experiencing the effects of timing whereby it is often subject to invoicing and payments to vendors prior to billing and collecting from its customers. As a result, vendors have subjected Desca to credit holds and have discontinued shipments which have caused delays in the delivery of customer orders thus delaying or causing the loss of sales. These circumstances have caused Desca to borrow money from local banks, at significantly higher borrowing costs than those incurred in the United States.

In order to address and mitigate the collection, devaluation and currency conversion risks described above, Desca will either (i) enter into short-term financing arrangements with its vendors which extend the date when payment is due, (ii) obtain short-term financing from local banks in country, or (iii) deploy working capital from eLandia. In addition, Desca is making an effort to diversify its revenue sources to reduce the company’s dependence on its Venezuelan business and, as a result, reduce these risks. We believe that we have sufficient working capital at the eLandia level, through the funds raised and through the various facilities provided by

SIBL, in order to satisfy Desca’s needs to the extent that such fundings are in the best interest of the company as a whole. However, to the extent that Desca is unable to obtain the approval of its minority members and must rely on short-term financing from vendors or local banks, these financing arrangements may involve high interest rates or payment terms which could be unfavorable to Desca. A failure to obtain adequate financing to fund its ongoing operations or to diversify its sources of revenue may adversely affect Desca’s results of operations and financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Transistemas Acquisition

In connection with our acquisition of Transistemas on July 1, 2008, we issued 433,333 shares of our common stock subject to potential redemption, valued at $2,599,998. These shares were issued in a transaction exempt from registration under Section 4(2) of the Securities Act or Regulation D promulgated thereunder.

Warrant Exercises

In March 2008, SIBL and its assignees exercised 4,158,100 warrants to purchase our common stock at $0.001 per share. As a result, we issued 4,158,000 shares in consideration for $4,158. In July 2008, warrants to purchase 96,875 shares of our common stock were exercised at $0.001 per share. As a result, we issued 96,875 shares in consideration for $97. In September 2008, SIBL and its assignees exercised 643,300 warrants to purchase our common stock at $0.001 per share. As a result, we issued 643,300 shares in consideration for $643. These shares were issued in a transaction exempt from registration under Section 4(2) of the Securities Act or Regulation D promulgated thereunder.

Employee Options

In March 2008, Mr. Pizarro was granted an option to purchase 3,122,000 shares of our common stock and certain other executives were granted options to purchase 1,000,000 shares of our common stock. The options have a four-year term (with the shares vesting monthly) and an exercise price equal to $3.07 per share. The fair value of these options based on the Black-Scholes valuation method was $1,030,500 on the date of the grant. During the three months ended June 30, 2008, we granted options to purchase 1,045,000 shares of our common stock to certain employees and members of the Board of Directors. The options have a weighted-average exercise price of $3.09 per share. The fair value of these options based on the Black-Scholes valuation method was $1,936,900 on the date of grant. During the three months ended September 30, 2008, we granted options to purchase 158,000 shares of our common stock to certain employees. The options have a weighted-average exercise price of $3.08 per share. The fair value of these options based on the Black-Scholes valuation method was $298,180 on the date of grant. Mr. Pizarro was also granted a stock award of 750,000 restricted common shares which shares will vest monthly over a three-year period. These shares were issued in transactions exempt from registration under Section 4(2) of the Securities Act, or Regulation D promulgated thereunder.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Document	Method of Filing
10.1	Executive Employment Agreement between eLandia and Harley L. Rollins, III dated November 10, 2008	Filed herewith.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELANDIA INTERNATIONAL INC.

Date: November 10, 2008	By:	/s/ Pete R. Pizarro
Pete R. Pizarro
Chief Executive Officer

Date: November 10, 2008	By:	/s/ Harley L. Rollins, III
Harley L. Rollins, III
Chief Financial Officer

Exhibit Index

Exhibit No.	Description of Document	Method of Filing
10.1	Executive Employment Agreement between eLandia and Harley L. Rollins, III dated November 10, 2008	Filed herewith.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.