Form 10-K
period 2008-12-31
ELANDIA INTERNATIONAL INC.
filed 2009-04-02
CIK 1352819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

Commission File No. 0-51805

ELANDIA INTERNATIONAL INC.

(Exact name of registrant as specified in its charter)

Delaware	71-0861848
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

133 Sevilla Avenue Coral Gables, FL	33134
(Address of principal executive offices)	(Zip Code)

(305) 415-8830

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2008, was approximately $11 million as computed by reference to the average bid and ask price of the common stock as quoted on the OTC Bulletin Board on such date.

As of March 24, 2009, the number of outstanding shares of common stock, $0.00001 par value per share, of the registrant was 24,778,311.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive information statement of eLandia International Inc. relating to the 2009 annual election of directors to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s 2008 fiscal year are incorporated by reference into Part III of this Form 10-K.

ELANDIA INTERNATIONAL INC.

FORM 10-K

Fiscal Year Ended December 31, 2008

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, and are subject to risks, uncertainties, and other factors which could cause actual results to differ materially from those expressed or implied on such forward-looking statements. See “Item 1A. Risk Factors.” Unless otherwise indicated in this Annual Report or the context otherwise requires, all references in this Current Report to “eLandia,” the “Company,” “us,” “our” or “we” are to eLandia International Inc.

PART I

ITEM 1.	BUSINESS

eLandia is a provider of information technology (IT) products and services to small, medium-sized and large businesses as well as government entities, primarily in Latin America. Through our subsidiaries, we offer products and services in over 17 countries, including Argentina, Colombia, Costa Rica, Ecuador, El Salvador, Guatemala, Honduras, Mexico, Nicaragua, Panama, Peru, Trinidad & Tobago, Venezuela and the United States. eLandia also operates in the South Pacific region, providing IT products and services in Papua New Guinea through our 50%-owned subsidiary, Datec PNG Pty Limited; and in Fiji and other Pacific Island nations through our wholly-owned subsidiary, Datec Group, Ltd. (“Datec”). Our wholly-owned subsidiary, AST Telecom (“AST”) offers mobile communications and Internet services in American Samoa.

We provide innovative technology solutions that help customers increase efficiency, improve business agility, decrease costs, and maximize their existing IT investments in order to achieve competitive advantages. Our service portfolio currently consists of three core business lines: Technology Integration Services, Education Services, and Managed Services, all of which help our customers compete effectively in the global economy. We also hold more than 40 certifications and specializations from leading technology companies, including Cisco Systems, Inc. (“Cisco”) and Microsoft Corporation (“Microsoft”).

eLandia corporate headquarters are located at 133 Sevilla Avenue, Coral Gables, Florida 33134. The telephone number is (305) 415-8830.

Company background

Our current operations began in 2006 when eLandia acquired Datec and AST (also known as BlueSky Communications). AST represents our operations in American Samoa. In 2007, we expanded by completing the acquisition of eLandia/Desca Holdings, LLC (“Desca”), a network integration company with operations in Latin America. On July 1, 2008 we acquired Transistemas S.A., an Argentine network integration services provider, through Desca. On October 15, 2008 we acquired Center of Technology Transfer Corporation (“CTT”), a leading Latin American IT education company. On March 27, 2009, we acquired the assets of Pacific Island Cable, a cable TV operator located in American Samoa.

Recent Events

Modification of Financing Arrangements with Stanford International Bank Ltd. and Restructuring of Capital.

At the end of 2008 and the beginning of 2009, without any advance warning, we were advised by Stanford International Bank Ltd. (“SIBL”), our then principal stockholder, that due to the deteriorating global economic conditions it would not be able to extend the full amount of its $40 million loan commitment to us under a Credit Agreement, dated June 21, 2008 (the “Credit Agreement”) (referred herein as the “Stanford Funding”). As a result of these developments, on February 6, 2009, as part of a modification to our capital structure, we entered into a Modification Agreement (the “Modification Agreement”) with SIBL. Pursuant to the Modification Agreement, our financing arrangement with SIBL, as evidenced by a Credit Agreement, dated July 21, 2008, as amended (the “Credit Agreement”) was substantially revised. Specifically, under the terms of the Modification Agreement:

•	we agreed to further amend the Credit Agreement to terminate SIBL’s obligation to fund the balance of $28 million committed by SIBL under the Credit Agreement;

•

in partial consideration of our agreement to terminate the Credit Agreement, SIBL agreed to convert the $12 million outstanding principal amount under the Credit Agreement into 1,777,778 shares of our Series B Convertible Preferred Stock (“Series B Preferred Stock”);

•	SIBL agreed to surrender for cancellation 16,148,612 shares of our common stock thereby reducing to 49.9% SIBL’s ownership of our outstanding common stock;

•

we granted SIBL an option, exercisable through March 31, 2009, to purchase an additional 592,593 shares of our Series B Preferred Stock for an aggregate purchase price of $4 million (the “Option”). This Option has expired unexercised;

•	SIBL agreed to modify the Series B Preferred Stock as follows:

•

setting the initial conversion rate (the “Conversion Rate”) for the shares of the Series B Preferred Stock at a rate of seven shares of our common stock for each eight shares of Series B Preferred Stock;

•	providing for adjusted Conversion Rates of three shares of common stock for every eight shares of series B preferred stock in the event that SIBL does not exercise the Option;

•

providing that the shares of Series B Preferred Stock are automatically converted into shares of our common stock at the then effective Conversion Rate to the extent necessary for SIBL to maintain ownership of 49.9% of the then total amount of issued and outstanding shares of our common stock; and

•

adding certain protective provisions providing that the following actions cannot be taken without prior approval of the holders of the majority of the Series B Preferred Stock outstanding: (a) any change to the rights, preferences or privileges of the Series B Preferred Stock; or (b) the creation of a new class or series of stock superior to the Series B Preferred Stock. Such transfer and exchange was not made by SIBL but the Voting Trustee has not surrendered the 1,801,740 shares of common stock for cancellation pending relief from the February 16, 2009 court order described below.

•	SIBL agreed to place all of its shares of our common stock and Series B Preferred Stock in a voting trust pursuant to a voting trust agreement;

•	all registration rights agreements between us and SIBL were terminated with no further obligation on our part to file any registration statement for the benefit of SIBL;

•	we agreed to amend the employment agreement of Pete R. Pizarro, our Chief Executive Officer (“Pizarro”), who would have otherwise been entitled to terminate his employment for “Good Reason;” and

•

SIBL agreed to the transfer by February 28, 2009 to us of $2.35 million of indebtedness of our subsidiary, Desca Holding LLC, due to an affiliate of SIBL in exchange for 344,444 shares of Series B Preferred Stock, or, if such transfer does not occur, a further cancellation of 1,801,740 shares of our common stock held under the voting trust agreement.

In connection with the termination of the Credit Agreement, pursuant to a certain Voting Trust Agreement, dated February 6, 2009, by and between the Company, Pizarro, and SIBL (the “Voting Trust Agreement”), SIBL agreed to deposit 12,364,377 shares of our common stock and 4,118,263 shares of Series B Preferred Stock, representing all shares of our capital stock then owned by SIBL, into a voting trust (the “Voting Trust”). Pursuant to the Voting Trust Agreement, SIBL appointed Pizarro, to act as the trustee. With certain limited exceptions, Pizarro was granted discretionary voting power with respect to all shares of stock placed in the Voting Trust by SIBL, except that Pizarro is required to vote the shares in accordance with and in the same proportion as the holders of the remaining outstanding shares of our common stock voting on any of the following matters (which will be determined by a vote of the shares other than those represented by the voting trust certificates): (i) the sale of the Company whether by merger, consolidation, sale of all or substantially all the assets or other similar transaction; and (ii) if the Company desires to increase the amount of shares of our common stock issuable pursuant to any stock option or other equity plan in an amount exceeding the greater of 9,500,000 shares of our common stock or 15% of the total amount of outstanding common stock. Additionally, SIBL retained its right to vote with respect to certain issues pertaining to the Series B Preferred Stock including any change to the rights, preferences or privileges of the Series B Preferred Stock or the creation of a new class or series of stock superior to the Series B Preferred Stock.

As part of the arrangements with SIBL, effective February 6, 2009, we amended our Certificate of Incorporation with the filing of an Amended and Restated Certificate of Designations, Rights and Preferences of Series B Preferred Stock (“Amended and Restated Certificate of Designation”). Under the Amended and Restated Certificate of Designation, all voting rights of the Series B Preferred Stock were removed. As a result of the Amended and Restated Certificate of Designation, the Series B Preferred Stock has no more rights than our common stock other than a liquidation preference and other than the following protective provisions:

•	if shares of Series B Preferred Stock remain outstanding, we may not, without prior approval of the holders of the majority of the Series B Preferred Stock outstanding:

•	change the rights, preferences or privileges of the Series B Stock; or

•	create a new class or series of stock having a preference over or otherwise being superior to the Series B Preferred Stock.

In addition, the Conversion Ratio for the Series B Preferred Stock, previously one share of our common stock for each share of Series B Preferred Stock, was modified such that the shares of Series B Preferred Stock are now convertible into common stock based on a ratio of three shares of common stock for every eight shares of Series B Preferred Stock.

Recent Financial Collapse of SIBL and its Affiliates

On February 16, 2009, the United States District Court for the Northern District of Texas, Dallas Division, issued an order appointing a Receiver for all the assets and records (the “Receivership Estate”) of SIBL, Stanford Group Company, Stanford Capital Management, LLC, R. Allen Stanford, James M. Davis and Laura Pendergest-Holt and of all entities they own or control. The order directs the Receiver to take control and possession of and to operate the Receivership Estate, and to perform all acts necessary to conserve, hold, manage and preserve the value of the Receivership Estate. Subsequent to the issuance of the court order, and in accordance to such order, the Voting Trustee has not (i) surrendered for cancellation any shares of our common stock, or (ii) converted any shares of our Series B Preferred Stock into common stock. In addition, on February 19, 2009, the Antiguan Financial Services Regulatory Commission appointed two joint-receivers for all of the undertaking, property and assets of SIBL and Stanford Trust Corporation, Ltd. (“STCL”) and said appointment was subsequently ratified by the Eastern Caribbean Supreme Court in the High Court of Justice of Antigua and Barbuda on February 26, 2009. The order directs (i) the joint-receivers to take into their custody and control all the property, undertakings and other assets of SIBL and STCL and (ii) SIBL and STCL to restrain from disposing of or otherwise dealing with any of their assets, entering into any agreements or arrangement to sell, transfer or otherwise dispose of any of their assets, or carrying on of transacting business of any kind whatsoever under the license granted by the Financial Services Regulatory Commission without the consent, management and supervision of the Financial Services Regulatory Commission.

On or about February 16, 2009, pursuant to an action brought by the Securities and Exchange Commission (the “SEC”) against SIBL and certain of its affiliates, including its owner Robert Allen Stanford, alleging, among other things, securities law fraud under both the Securities Act of 1933 and the Securities Exchange Act of 1934, the United States District Court for the Northern District of Texas, Dallas Division issued orders to freeze the assets of SIBL and certain of its affiliates and to appoint a receiver to prevent the waste and disposition of such assets. On or about February 17, 2009, the SEC formally charged Mr. Stanford and three of his companies, including SIBL, alleging a fraudulent, multi-billion dollar investment scheme. The SEC also charged SIBL chief financial officer James Davis and Stanford Financial Group chief investment officer Laura Pendergest-Holt in the enforcement action.

As a result of SIBL’s inability to honor its commitments under the Credit Agreement, we have lost up to $28 million of additional liquidity that was to be used to finance our operations and to implement our business plan for the next 12 months. In addition, because SIBL had served as a source of financing and liquidity to us and was recognized as such by our investors, vendors, and customers, the uncertainties and misinformation in the marketplace about our association with SIBL has had a significant impact on our operations. We have encountered tightened credit requirements from our lenders and vendors, a delay in payments being received from our customers, the use of scare tactics by our competitors, and an increase in professional expenses related to these issues.

As a result, not only have we lost a significant source of liquidity from SIBL, we also are experiencing other adverse cash flow and operational effects from the SIBL collapse. If we are unable to resolve these issues to the satisfaction of our customers, vendors, employees, creditors, and lenders, we may be unable to satisfy our cash requirements and may need to curtail certain operations or revise our business and growth plans.

Departure of Certain Officer

On March 31, 2009, we entered into a Separation Agreement with Oscar Coen, our former Vice President of Business Development (the “Separation Agreement”). The Separation Agreement is effective February 28, 2009 and provides for, among other things, severance pay for a period of 12 months and contains a mutual release. The Separation Agreement terminates the employment agreement previously entered into by us and Mr. Coen except, among other provisions, the confidentiality, non-competition and non-solicitation covenants which survive the termination of the employment agreement.

Market

Information technology is widely recognized as the catalyst in the transformation of businesses and economies. The current global economic environment is driving businesses around the world to seek new ways to reduce costs and improve efficiency while retaining – or improving – their competitive advantages. Even in difficult times, businesses continue to invest in technology because they must continue to secure their assets, improve efficiency, work effectively with partners, and increase employee productivity. Businesses in emerging markets have a slight advantage over those in developed nations because they are often able to “leapfrog” technology – gaining the advantages of innovation without the encumbrances of extensive legacy installations.

Today, most businesses rely on their IT infrastructures to compete more effectively However, with increasing technology complexity and a shortage of skilled IT talent, they seek outside technical expertise to manage, enhance, augment, or completely replace in-house IT organizations. This creates growing demand for IT companies that can provide a varied portfolio of products and services that help businesses align their technology architectures with their business strategies to achieve critical objectives. Governments and businesses that want to drive innovation to achieve leadership positions often find that technology innovation and deployment outpace available talent and skills. Therefore, there is also a significant market opportunity for educating IT professionals.

Latin America

Latin America, where most of eLandia’s business is focused, has experienced growth over the past five years. According to the Economic Commission for Latin America and the Caribbean, Latin American gross domestic product grew by approximately 4.6% in 2008 and, despite global financial market turbulence, is expected to expand by approximately 1.9% in 2009 – the seventh consecutive year of positive growth. The Inter-American Development Bank concurs and predicts regional GDP growth will be 4.5% in 2008 and 2.5-3% in 2009. Growth is being driven by increased public spending, strong commodities prices, private consumption and investment, as well as by strong import demand. Economic structural reforms, increased political stability in most of the region, and increased technological infrastructure have also contributed to growth, helping the region to better buffer market swings. A growing middle class continues to increase consumer spending, thereby boosting domestic demand.

As economic stability has improved, Latin America has experienced an increase in foreign investment and credit upgrades over the past five years. Upgrades to investment-grade credit status for Peru and Brazil were positive developments in 2008, with several other Latin American countries expected to experience positive watch for potential upgrades. According to Latin America Telecoms, Mobile and Broadband Overview 2008, broadband growth in the region was approximately 40% in 2007; however, broadband penetration remains low at approximately 3.4%, considerably less than the global average of 5.4%.

According to International Data Corporation, the Latin American IT services and networking equipment market is expected to grow from $18 billion in 2008 to $22.7 billion in 2011. We believe that increasing investment in IT represents an opportunity for a comprehensive suite of IT services offered across the region from a fully integrated IT services firm.

South Pacific

In Papua New Guinea and Fiji, the current population is estimated to be approximately 7 million people. Although the region has a relatively advanced telecommunications network as compared to other developing nations, the density of telephone service or mobile and Internet service remains very low. Developed infrastructures for the telecommunications systems are limited to the urban areas. We see opportunities for improving telecommunications in the major urban areas and expanding coverage to the more rural areas. In this region, we offer Internet access service, IT network and systems integration services, and technology products.

American Samoa has a population of approximately 60,000 people. Based on our market penetration in the cellular communications business and the demographics of American Samoa, we consider the wireless services, data delivery, long distance and equipment service market to be mature. We believe that future revenue in American Samoa will increase proportionally with economic improvements and, as such, we plan to expand our products and offerings and differentiate our business by further enhancing our customer service, extending our network and expanding into complementary businesses. In addition, we have invested in an underwater fiber optic cable service terminating in American Samoa which is currently under development and does not yet generate revenue. In addition, we recently acquired the assets of Pacific Island Cable, a cable TV provider on American Samoa.

Business Strategy

As technology becomes more complex and qualified IT talent becomes increasingly scarce, companies struggle to find the technical expertise necessary for implementing sophisticated technology solutions. Our services enable companies to optimize their IT investments and achieve business differentiation without the cost, time, and risk associated with developing and maintaining internal IT expertise. Our strategy consists of three key elements;

Regionalize

We believe that customer satisfaction is improved by our physical proximity to their operations, which allows us to deliver faster, more personalized service. We are regionalizing to improve proximity to major customers and key prospects, locating offices in major metropolitan areas across Latin America. We believe our integrated services model simplifies access to emerging markets, providing us with agility while also improving our customers’ competitive advantages. We will achieve our goal by pursuing both acquisition and organic expansion opportunities in selected countries to gain access to products and services that enhance our offerings, add talent, gain local presence in key markets, and improve operational efficiency.

Integrate Product and Service Offerings

We continue to expand and enhance our product and service portfolio to meet customers’ evolving needs with the aim of becoming a leading IT provider. By integrating and aligning our existing products and services into our three distinct lines of business and using a multi-brand strategy. Allowing us to provide enhanced service quality, build greater value in each customer account, and earning trust to establish long-term relationships that can generate recurring revenue and offer greater up-sell and cross-sell opportunities.

Lead Through Innovation

Because of our strong relationships with leading technology providers and the technical certifications of our highly skilled workforce, we believe we can serve our customers with innovative next-generation technology, education, and managed services. We believe that ongoing access to these advanced technology solutions and presence throughout multiple territories in Latin America, allows us to achieve competitive advantage over other IT companies operating in our target markets.

Products and Services

Technology Integration Solutions

We sell and integrate hardware and software solutions for our customers which include networking and communications and vertical market solutions. We offer a comprehensive, lifecycle approach to using technology to assist emerging market companies achieve their business objectives. Once solutions are deployed, we can also offer customers a single point of contact to maintain their investments. Maintenance offerings range from scheduled service to turnkey facility operations. As a value added reseller for leading technology vendors we have access to proven products, support, expertise, and co-marketing opportunities. We resell products for:

•	Cisco: Gold Certified Partner

•	Microsoft: Authorized Solution Provider, Gold Certified Partner and reseller

•	Oracle: Certified Partner and Oracle Certified Advantage Partner

•	Nokia: Security, Mobility and Voice Associate Partner

•	Google: Search Enterprise and Electronic Market Business Partner

•	Nortel

•	Tandberg

•	Motorola

•	HP

•	Hitachi Data

•	IBM

•	Sun Microsystems

•	Symantec

•	Broadsoft

Consulting Services

Our consulting services can be used at any point of the technology lifecycle to help customers align their IT purchases and infrastructures with their business strategies. We have access to technology and business personnel that form multidisciplinary teams for solving specific customer challenges. Our services incorporate standards and best practices-based methodologies including:

•

Assessment: We determine an IT organization’s maturity, in terms of vision, steering, culture, people, processes, and technology to establish a baseline and create a roadmap for improvement. Our approach can involve strategic planning at the enterprise level while maintaining the flexibility to address immediate tactical requirements; and

•

Optimization: We implement customers’ desired environments through a continuous service improvement program, infusing our customers’ IT organizations with internationally recognized industry best practices.

Education Services

We provide training and technical certification services for information and technology professionals in Latin America. We train more than 10,000 professionals annually at education centers in Costa Rica, Colombia, Mexico, Panama, Venezuela, Peru and the United States and with partnerships in Argentina and Brazil. Certification and training services are delivered by vendor-certified, experienced trainers who are familiar with Cisco, Microsoft, Google, Sun Microsystems, Hitachi Data Systems, and Network General products as well as other technology manufacturers. Our education and training services include:

•	Training: We educate, mentor, and coach customers’ employees to embrace, advocate, and implement the changes needed to align IT with the business;

•	Skill Assessment: Identifies staff skill-level gaps and provides recommendations for focusing training to maximize skill potential;

•	Customized Training: Identifies customers’ performance metrics and existing gaps in staff skills. Provides learning maps to close gaps and delivers required training;

•	Vendor Certified training: Trains customers on specific technologies and solutions using vendor-certified training curricula and tools;

•	Cisco Career Certification: Offers certification courses to certify Cisco network professionals;

•	Blended training: Combines technology-based training tools with in-person training sessions to deliver instruction;

•	Open enrollment calendar: Offers regularly programmed events, courses, and activities, simplifying customer access to eLandia experts and improving customers’ technology proficiency; and

•	Boot camps: Practical training sessions delivered to boost skills and proficiency with computing equipment and networking systems and help staff improve job performance.

Managed Services

Managed services offer an option to customers to effectively outsource all – or any part – of their ongoing IT operations. Particularly in today’s marketplace, customers prefer to focus on their core business competencies and eliminate the need to hire, train, and retain qualified IT personnel. Others require specialized IT expertise infrequently or prefer to outsource portions of their IT operations that require specialized knowledge. Managed services also enable customers to reduce the capital and operational costs associated with implementing their own Network Operations Centers, monitoring, or management infrastructures. We provide the following managed services:

Unified Communications Administration and Optimization Service

eLandia manages a wide range of unified communications, IP Telephony, IP Contact Center, and videoconferencing solutions. We believe our comprehensive lifecycle approach provides provisioning, configuration, monitoring, operation, and management capabilities that enable customers to improve the performance of their solutions, reduce costs, increase users’ productivity, and maximize the return on their unified communications investments. eLandia is a certified provider of Cisco Unified Communication solutions, and also manages solutions from Nokia, Microsoft, Tandberg, and Verint.

Security Administration and Optimization Service

This service provides customers with an outsourced solution that helps them secure their infrastructures, address government and industry compliance regulations, reduce total cost of ownership, and gain best practices-based risk management guidance. We provide real-time monitoring, event correlation, and incident analysis of customers’ security infrastructures and critical applications. Services provided in this area include:

•

Design, deployment and management of security systems: We design, provision, configure, and deploy customer security systems and provide ongoing monitoring and management from a Security Operations Center (SOC)

•

Device management: We provide ongoing management, continually updating device configurations to help ensure maximum uptime. Managed devices and systems include firewalls, IDS/IPS/HIPS, AAA servers, antivirus and antispam, control and content filtering, VPN concentrators, and others.

•

Event and incident management: eLandia detects events that could represent a security threat, delivering alarms and notifications, triggering necessary blocks, re-establishing services, and correlating events to identify root causes for remediation.

•	Ongoing management: eLandia provides ongoing security and change management, historical analysis, and trend analysis.

Routing and Switching Management and Optimization Service

eLandia provides centralized management of network routers, switches, access points, traffic controllers, and other devices. Monitoring is conducted from the Network Operations Center (NOC) to maximize system availability and performance according to service level agreements.

Equipment Maintenance and Support Service

Elandia provides post sales maintenance and support services for the majority of all products the company sells and integrates. In addition, we provide onsite support in all areas that can affect a customer’s network. We offer various levels of support to meet specific business requirements including:

•	Basic support , first call technical support, end-to-end problem escalation and management, customer relationship and customer satisfaction management; and

•	Basic support also includes manufacturer technical support, as needed, including dispatch and return of parts, onsite support specialist, dispatched as needed.

Telecom Services

Conducting operations under the BlueSky brand, AST Telecom is a leading telecommunications and network service provider in the island nation of American Samoa. It provides wireless, long distance, wireline, Internet access, and data services to more than 20,000 local subscribers.

Customers

We service more than 20,000 consumers and 3,000 enterprises. Customers include many of the leading financial services, telecommunication, government, education, manufacturing, and media organizations in the countries in which we operate. In addition, we also provide services to globally recognized companies in helping them meet their integration, education, and services needs throughout Latin American as a regionally integrated provider.

Competition

The market for IT services is highly competitive, regionally fragmented, and rapidly changing. We believe that customers evaluate a potential IT service partner on the following attributes:

•	Ability to deliver products and services on a regional basis;

•	Quality, reliability and scope of services;

•	Certifications and specializations held by employees and organizations;

•	Ability to attract and retain skilled professionals;

•	Financial discipline;

•	Premium relationships with vendors for service and pricing; and

•	Efficient and effective business processes and operations.

We believe that our success to date is principally attributable to our ability to meet these requirements, as well as our local leadership, our ability to cultivate customer loyalty, and expertise in our target markets. We believe that few of our competitors have the combination of regional presence, product quality, and service consistency in the markets that we serve. However, we anticipate competition to increase, both from existing competitors and from new companies entering our markets.

Given the range of technology products and services we provide, we believe there is no single competitor that matches our product, service, geographic, or expertise breadth and depth. Competitors exist in specific regions and for specific technologies and may include IT services companies such as Getronics, Micronet, Microsistemas Gerenciales S.A. de C.V., NextiraOne LLC, Openlink Software, Inc., Boyra S.A., and Softnet Technology, Corp., as well as global IT providers such as IBM and Hewlett Packard. In the South Pacific region, our main competitors are companies such as, Daltron, Datanets, Global Technologies, Telikom and the American Samoa Telecommunications Authority.

In addition, due to the recent circumstances surrounding SIBL, our association with SIBL has become a significant detriment to our operations and prospects. As a result of the SIBL receiverships, and the uncertainty caused by them, certain of our competitors have attempted to confuse our customers about our association with SIBL, suggesting that we are assets now owned by SIBL and are subject to liquidation by SIBL’s receivers. Because of the highly competitive nature of our businesses, these tactics are difficult to monitor and combat effectively. To the extent that our competitive position is weakened by the tactics used by our competitors and the delays in payment that we are experiencing from our customers, we may not be able to maintain the necessary liquidity to cover any shortfall from our budgeted sales activities. Also, the uncertainty caused by the possible impact of our association with SIBL has also inhibited our ability to obtain third party financing and has caused us to expend significant amounts of working capital that were not budgeted or anticipated. These factors could materially and adversely affect our competitive position, particularly in the Latin American markets we serve.

Competition has resulted in, and will continue to result in, declining prices for the services that we currently and expect to provide. We believe that the markets in which we operate, and those we intend to expand into, have historically been underserved and that there is strong potential for growth. We also believe that in order to be competitive in these markets, participants must grow rapidly and achieve a significant presence. Many of our competitors have longer operating histories, greater name recognition, or larger customer bases in some key markets. They also have substantially greater financial, distribution, and technical resources. As a result, these competitors may be able to offer prospective customers discounts or benefits that are substantially greater than we could offer. These competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. Competitors may develop technologies that more effectively address our markets with services that offer enhanced features or lower costs. Increased competition could result in pricing pressures, decreased gross margins, and loss of market share and may materially and adversely affect our business, financial condition and results of operations.

Employees

As of March 1, 2009, we had approximately 1,300 full time employees, of which, approximately 867 were in Latin America, 383 were in the South Pacific and 20 were at our corporate headquarters. Our employees are not represented by a labor union and are not covered by a collective bargaining agreement. We believe that our relations with our employees are good.

Properties

We lease approximately 4,500 square feet for our corporate headquarters located at 133 Sevilla Avenue, in Coral Gables, Florida. We currently rent the premises on a month-to-month basis. In addition, we lease space in each of the geographic regions in which we have a presence for operations, sales, marketing and customer support, and general and administrative purposes. The amount of space leased for each purpose in each geographic operating segment varies depending on our current needs in each market. In aggregate, we lease approximately 180,000 square feet in Latin America, which is predominantly office space used for sales, marketing and customer support, and general and administrative purposes. In aggregate, we lease approximately 209,000 square feet in the South Pacific, of which approximately 147,000 square feet is for operations and approximately 62,000 square feet is office space for sales, marketing and customer support, and general and administrative purposes.

We believe that our existing facilities are suitable and adequate and that we have sufficient capacity to meet our current anticipated needs. None of these facilities are critical to our operations because suitable alternative premises are available in substantially all of the locations where we conduct business. We continuously review our anticipated requirements for facilities and, on the basis of that review, may from time to time acquire or lease additional facilities and dispose of existing facilities.

ITEM 1A.	RISK FACTORS

An investment in eLandia involves certain risks. You should carefully consider the risks described below, together with all of the other information in this Annual Report. The risks and uncertainties described below are not the only risks that may have a material adverse effect on us. Additional risks and uncertainties also could adversely affect our business and our results. If any of the following risks actually occur, our business, financial condition or results of operations could be negatively affected and the market price for our shares could decline. Further, to the extent that any of the information contained in this Annual Report constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

Risks Related to Our Industry and Company

We have incurred substantial losses in the past and may continue to incur additional losses in the future.

For the years ended December 31, 2008 and 2007, we incurred net losses of $46.4 million and $37.4 million, respectively. Additional factors such as acquisition and integration costs, the interest expense associated with debt financing, our inventory levels and the cash flow of our subsidiaries, may also negatively impact our ability to achieve and sustain profitability. There can be no assurance that we will not continue to incur losses or become profitable. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We do not anticipate that we will be able to generate sufficient cash from operations to fund our planned capital expenditures, to fulfill our payment obligations and to execute our expansion plans.

Our capital expenditures, together with ongoing operating expenses and obligations to service our debts, will likely decrease our available cash balances during the next fiscal year. We believe that our current level of working capital will be sufficient to sustain our current operations and service our debt obligations through at least January 1, 2010, however, as a result of the SIBL funding concerns discussed below, we do not have sufficient capital to fund our current expansion plans. We will need to raise capital through offerings of debt or equity. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and on our financial performance. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms. Further, in the case of equity financings, dilution to our stockholders could result, and in any case such securities may have rights, preferences and privileges that are senior to our currently outstanding securities. Our inability to obtain needed debt and/or equity financing when needed or to generate sufficient cash from operations may require us to revise, or to scale back our planned growth and expansion activities, abandon projects and/or curtail capital expenditures. If we cannot obtain adequate capital on favorable terms or at all, our business, financial condition or results of operations could be materially adversely affected.

The inability of Stanford International Bank, Ltd. to honor its financing agreements under our Credit Agreement has had, and will likely continue to have, a materially adverse impact on the execution of our business plan, and liquidity.

Due to the inability of SIBL to extend the full amount of its $40 million loan commitment to us under the Credit Agreement, we have lost up to $28 million of additional liquidity that was to be used to finance our operations and to implement our business plan for the next 12 months.

At the end of 2008 and the beginning of 2009, without any advance warning, SIBL advised us that due to the deteriorating global economic conditions it would not able to provide the Stanford Funding to us. As a result of these developments, we negotiated and entered into the Modification Agreement, pursuant to which we attempted to mitigate the adverse consequences of SIBL’s breach of its agreements with us. Among other things, under the terms of the Modification Agreement we agreed to the termination of SIBL’s obligation to fund the balance of $28 million committed by it under the Credit Agreement in exchange for:

•	the conversion of the $12 million outstanding principal amount under the Credit Agreement into 1,777,778 shares of our Series B Preferred Stock;

•	SIBL’s surrender of 16,148,612 shares of our common stock to us for cancellation which reduced SIBL’s ownership to 49.9% of our outstanding common stock;

•	a grant of the Option to SIBL, exercisable through March 31, 2009, to purchase an additional 592,593 shares of our Series B Preferred Stock for an aggregate purchase price of $4 million;

•

modification of the terms of the Series B Preferred Stock to provide (a) for an initial conversion rate for the shares of the Series B Preferred Stock whereby eight shares of Series B Preferred Stock would be convertible into seven shares of our common stock, (b) the Conversion Rate would be further adjusted in the event that SIBL does not fully exercise the Option, and (c) the automatic conversion of the Series B Preferred Stock under certain circumstances to the extent necessary for SIBL to maintain ownership of 49.9% of the then total amount of issued and outstanding shares of our common stock;

•

SIBL’s deposit of all of its shares of our common stock and Series B Preferred Stock in a voting trust (“Voting Trust”) pursuant to a voting trust agreement dated February 6, 2009 (the “Voting Trust Agreement”) pursuant to which Pete R. Pizarro, our President and CEO, will serve a the trustee and will be vested with the power to vote all shares held therein; and

•

the agreement of SIBL to the transfer to us by February 28, 2009, $2.35 million of indebtedness of Desca, due to an affiliate of SIBL in exchange for 344,444 shares of Series B Preferred Stock, or, if such transfer does not occur, a further cancellation of 1,801,740 shares of our common stock held under the voting trust agreement (the “Desca Debt Adjustment”). SIBL did not exercise the Option or transfer to us any debt of Desca.

Under the modified terms of the Series B Preferred Stock, certain protective provisions were added which requires the prior approval of the holders of the majority of the Series B Preferred Stock outstanding in order to: (a) change to the rights, preferences or privileges of the Series B Preferred Stock; or (b) create a new class or series of stock superior to the Series B Preferred Stock. The foregoing is not an exhaustive list of the agreements contained in the Modification Agreement.

Although we have taken the steps described above in an effort to mitigate the adverse impact of the unanticipated loss of the Stanford Funding, such mitigation efforts have only reduced the amounts owed by us to SIBL and its affiliates under various lending arrangements. Such efforts have not replaced the approximately $28 million of financing and liquidity that had been available under the Stanford Funding. Accordingly, if we are unable to identify and obtain additional sources of funds on acceptable terms, we may need to curtail certain operations or revise our business and growth plans.

The recent financial collapse of SIBL and the placement of its assets into receivership has had, and will likely continue to have, a material adverse impact on our business, results of operations, liquidity, and financial condition.

Prior to the execution of the Modification Agreement and the subsequent financial collapse of SIBL resulting in SIBL being placed into receivership, SIBL had served as a source of financing and liquidity to us and was recognized as such by our investors, vendors, and customers. Not only did these adverse events relating to SIBL eliminate a material source of financing and liquidity for us, but our association with SIBL has had, and may continue to have, other adverse effects on our business, results of operations, liquidity, and financial condition, including, among other things:

•

Because of uncertainties stemming from the appointment of receivers for Stanford, several of our banks in Latin America have restricted access to revolving credit facilities. In particular, our banks in Colombia have placed a hold on additional draws on existing and open credit lines pending a review of our account. These actions have prevented us from accessing approximately $1.8 million under our credit lines and it has required us to utilize our cash reserves to stay current with vendors. We believe that these type of actions are due to the failure to understand the court order related to the receiverships for the assets of Stanford and whether we are covered by that order;

•	Similarly, certain of our vendors that provide us with trade credit have insisted on more punctual payment and have required additional deposits or security requirements;

•

Customers are inquiring as to the impact that the SIBL receiverships have had on us and are delaying their payments to us. An increase in the aging of our account receivables will adversely affect our cash flow and liquidity;

•

Certain competitors have attempted to confuse our customers about our association with SIBL, suggesting that we are assets now owned by SIBL and are subject to liquidation by SIBL’s receivers. Because of the highly competitive nature of our businesses, these tactics are difficult to monitor and combat effectively;

•

Due to the seasonal nature of our business which often requires us to use our working capital during the first three quarters, to the extent that our competitive position is weakened by the tactics used by our competitors and the delays in payment that we are experiencing from our customers, we may not be able to maintain the necessary liquidity to cover any shortfall from our budgeted sales activities;

•	We have had a material proposed acquisition halted due to the uncertainty surrounding actions that may in the future be taken by the receivers; and

•

Due to the significant legal issues and other matters relating to the SIBL receiverships and our association with SIBL, we have experienced and expect to continue to experience substantial increased professional and legal expense.

The collective impact of uncertainty surrounding possible future actions of the SIBL receivers is that our cash flow position is being materially adversely affected, our ability to compete is facing substantial challenges, and our ability to draw on existing credit lines or obtain other sources of financing are being materially and adversely affected as a result of the perceived uncertainly as to how our association with SIBL impacts our ability to continue our business and to repay our debts. If we are unable to resolve these issues to the satisfaction of our customers, vendors, employees, creditors, and lenders, we may be unable to satisfy our cash requirements and may need to curtail certain operations or revise our business and growth plans.

Further, to the extent SIBL were to file for relief under US or other insolvency laws, further uncertainties regarding the impact on us could arise.

We may need to obtain additional sources of capital or financings to fund our working capital requirements, as well as our business and growth plans, and there is no assurance that such financing will be available or, if available, on terms acceptable to us.

Our operating revenues and cash flows may be insufficient to cover our working capital requirements and to fund our current business plan and anticipated growth. If we are unable to raise additional capital or obtain additional financing from other sources on acceptable terms when needed, we may be forced to reduce or delay product development, expansion, growth, and other capital expenditures, sell assets, restructure or refinance our existing debt, or seek additional equity capital. There can be no assurance, however, that additional financing will be available and, if available, can be obtained on terms favorable to the Company. Further, our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and on our financial performance. We cannot assure you that such capital will be available to us on acceptable terms or at all.

Current and future litigation against us could be costly and time consuming to defend.

From time to time we are subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes, employment claims made by current or former employees, and claims brought by third parties alleging infringement on their intellectual property rights. On or about February 24, 2009, Kelton Investments and Datec Group Ltd. (“Datec”), as plaintiffs, filed in the High Court of Fiji at Suva an Ex Parte Notice of Motion for Interim Injunction bearing Civil Action No. 72 of 2009 (the “Motion”). The Motion named as defendants Generic Technology Limited (“Generic”), Datec Pacific Holdings Ltd., eLandia, the Receivers for Stanford, and the Registrar of Companies. In the Motion, Kelton Investments and Datec sought an injunction preventing defendants from, among other things, appointing new directors or removing existing directors from the board of directors of Generic and its subsidiaries, including Datec PNG Pty Ltd. and Datec Fiji Ltd. and preventing defendants from disposing of Generic’s shares in any of its subsidiaries. On February 27, 2009, the High Court of Fiji at Suva entered an order granting this relief. We intend to vigorously defend this action; however, given the early stage of this action, we cannot predict the ultimate outcome of this matter at this time.

On March 9, 2009, we filed an action in the United States District Court for the Southern District of Florida, Miami Division (the “Court”), against Sir James Ah Koy (“Ah Koy”), Michael Ah Koy, Kelton Investments, and Datec. In essence, we alleged that Ah Koy, his son, Kelton Investments, and Datec have unilaterally and improperly acted to preclude the sale of the shares of the Generic subsidiaries in breach of various contractual and tort duties to us. We have asserted claims for a declaration of rights concerning the release in the Share Purchase Agreement and a similar agreement executed by Michael Ah Koy, breach of the implied covenant of good faith and fair dealing, breach of contract by Michael Ah Koy as it relates to his directorship with certain of our subsidiaries, including Generic, and tortuous interference with a business relationship. On March 17, 2009, we filed an Amended Complaint with the Court to add allegations of breach of fiduciary duty against Ah Koy, and aiding and abetting and conspiracy to breach fiduciary duties against Michael Ah Koy, Kelton Investments, and Datec.

In addition, there is the possibility that legal actions may be threatened or brought against us due to our association with Stanford. We intend to vigorously defend any such legal actions. However, such litigation may result in substantial costs and may divert our attention and resources. An unfavorable judgment against us in any legal proceeding or claim, including those described above, could require us to pay monetary damages. Also, an unfavorable judgment in which the counterparty is awarded equitable relief, such as an injunction, could harm our business, consolidated results of operations and consolidated financial condition.

We have made, and may continue to make, acquisitions which pose integration and other risks that could harm our business.

We have in the past made several acquisitions and we intend to continue to expand our business in scope, in size, and geographically, through the acquisition of companies, technologies, products and services. We will only achieve the benefits that are expected to result from these acquisitions if we can successfully integrate administrative, finance, operations, sales and marketing functions from these organizations, and implement appropriate systems and controls. The success of the acquisitions and integration into our operations will involve a number of risks, including:

•

difficulty integrating acquired technologies, products, services, operations and personnel with the existing businesses and the potential inability to achieve expected operating efficiencies, growth and profitability expectations;

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

In addition to the need to successfully integrate newly acquired companies, technologies, products and services, our success also will be dependent on our ability to profitably manage our growth which, in turn, will depend on our ability to maintain cost controls and increase revenues and achieve synergies from our acquisitions. As a result of these and other potential problems and risks, businesses we acquire may not produce the revenues, earnings or business synergies that we anticipated, and acquired products, services or technologies may not perform as we expected. We may incur higher costs and realize lower revenues than we had anticipated. We cannot assure you that we will be successful in overcoming these risks or any other problems encountered in connection with our expansion and growth strategy. Failure to effectively manage our growth through acquisitions could adversely affect our growth prospects, business, results of operations and financial condition. Further, although we expect such acquisition activities to provide long-term growth and profitability, our growth strategy and our new market focus could have an adverse impact in any event on our profitability in the short term due to the operating and other expenses associated with growth and the build out of the infrastructure necessary to implement our strategic initiative.

If the downturn in economic conditions continues for a long period of time or worsens, it will likely have an adverse impact on our business.

If the downturn in economic conditions continues or worsens, it will likely have an impact on overall demand for systems, software and services changes. Delays or reductions in IT spending could have a material adverse effect on demand for our products and services and consequently our results of operations, prospects and stock price. We may experience increased competitive pricing pressures, significant operating losses, elevated levels of obsolete inventory, inventory write-downs and larger bad debt losses. In addition, we may not be able to adequately adjust our cost structure in a timely fashion to remain competitive, which may cause our profitability to suffer. Economic downturns may also lead to restructuring actions and associated expenses, including the impairment of goodwill or other intangible assets.

In addition, as a result of the SIBL receiverships, and the uncertainty caused by them, we have lost access to one of our primary sources of financing which will negatively impact our ability to obtain additional capital which we may need to service our debt obligations and to fund our expansion plans. Also, due to the recent circumstances surrounding SIBL, our association with SIBL has become a significant detriment to our operations and prospects. Several banks in Latin America have restricted our access to revolving credit lines. Our primary lenders in Colombia have prevented additional draws on open credit lines requiring us to use cash reserves to remain current with our vendors. Our lines of credit with certain vendors have also been tightened with additional deposit or security requirements being added. The uncertainty caused by the possible impact of our association with SIBL has also inhibited our ability to obtain third party financing and has caused us to expend significant amounts of working capital that were not budgeted or anticipated. These factors could materially adverse affect our financial condition or results of operations.

We are substantially dependent upon external financing from several different sources to fund our operations, including trade credit from our principal suppliers. Termination of all or some of these facilities will lead to disruptions in our business and may result in an inability to execute our business plan.

We rely on financing from our principal suppliers, including Cisco Systems, Inc. and banks located in certain of the countries in which our subsidiaries are located. These arrangements are subject to a number of conditions and, in some cases, financing is in the sole discretion of each supplier or bank. We cannot assure you that we will continue to meet the conditions and/or that these institutions will not terminate these funding arrangements. Several of our suppliers, including our largest supplier, extend trade credits to us in amounts based on various factors, including the amounts of our purchases and their internal credit criteria. In addition, as previously discussed, due to the uncertainties surrounding the financial collapse of SIBL, several banks in Latin America have limited our access to revolving credit lines and some of our vendors have restricted our lines of credit. The loss of, or reduction in, our revolving credit lines, or trade credit from our principal suppliers could reduce our liquidity, increase our working capital needs and/or limit our ability to purchase products.

We transact business in Venezuela. A decline in the economic and political situation in Venezuela may pose risks that could harm our business.

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

Since 2003, Venezuela imposed currency controls and created the Commission of Administration of Foreign Currency (“CADIVI”) with the task of establishing detailed rules and regulations and generally administering the exchange control regime. These controls fix the exchange rate between the Bolivar and the U.S. Dollar, and restrict the ability to exchange Bolivars for dollars and vice versa. The near-term effect has been to restrict our ability to repatriate funds from Venezuela in order to meet our cash requirements. In particular, the currency controls in Venezuela have restricted our ability to make payments to certain vendors in U.S. Dollars, causing us to borrow money to meet these obligations and to be subject to credit holds, which have caused delays in the delivery of customer orders thus delaying or causing the loss of sales.

In addition, as of December 31, 2008, we owed approximately $22 million to vendors for which we are awaiting CADIVI approval to make payments. While these vendors are aware of the challenges involved with transferring money out of Venezuela and have historically extended terms to accommodate these difficulties, there can be no assurance that they will continue to do so in the future. If these vendors demand payment prior to our obtaining approval to transfer money out of Venezuela from CADIVI, we may be required to utilize cash and other resources from other parts of our operations, which may, in turn require us to scale back current operations or postpone our plans for expansion.

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

We are also dependent on a few other suppliers for our product purchases. These agreements are also non-exclusive and may be terminated on relatively short notice. Any termination of these agreements could reduce the availability of certain products to us and may result in delays and additional expense as we attempt to replace these suppliers.

We may have difficulty managing our growth, which may divert resources and limit our ability to successfully expand our operations.

Our growth and implementation of a strategic initiative focusing on new market opportunities may place significant demands on our operations and management. Our future success will depend on the ability of our officers and other key employees to continue to implement and improve our operational, credit, financial, management and other internal risk controls and processes, along with our reporting systems and procedures, as the number and geographical scope of our client and vendor relationships continue to expand. We may not successfully implement improvements to our management information and control systems and control procedures and processes in an efficient or timely manner and we may discover deficiencies in existing systems and controls. In particular, our controls and procedures must be able to accommodate an expected increase in revenue and the infrastructure that comes with new service centers and new product lines. Our growth strategy may require us to incur additional expenditures to expand our administrative and operational infrastructure. If we are unable to manage future expansion in our operations, we may experience compliance and operational problems, have to slow the pace of growth or have to incur additional expenditures beyond current projections to support such growth, any one of which could adversely affect our business. We cannot assure you that we will continue to be successful in increasing the volume of sales at acceptable risk levels, expanding our asset base and managing the costs and implementation risks associated with our growth strategy. We also cannot provide you with any assurance that our further expansion will be profitable, that we will be able to maintain any specific level of growth, if any, that we will be able to maintain capital sufficient to support our continued growth or that we will be able to adequately and profitably manage that growth.

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

Our customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors specific to our target customer base. Sales in the first three quarters are seasonally weak and new sales activity is generally highest in the fourth quarter. As a result, we rely heavily on our fourth quarter sales to support our overall results of operations. In addition, we have experienced fluctuations in our results of operations on a quarterly and annual basis. We expect to experience significant fluctuations in our operating results in the foreseeable future due to a variety of factors, including, but not limited to:

•	mandatory expensing of employee stock-based compensation;

•

changes in general economic conditions, such as the current economic downturn, and specific market conditions in the telecommunications and Internet industries, both of which may have an impact on our customer base;

•	the mix of current and proposed products and services and the gross margins associated with our products and services;

•	conditions related to international operations;

•	availability of working capital to allow us to accept customer orders; and

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

Our future success may be dependent on Pete R. Pizarro, President, and Harley L. Rollins, Chief Financial Officer. In addition, the success of our principal Latin America subsidiaries are dependent in Jorge Alvarado (principal executive officer of Desca Holding, LLC) and Hermann Gomez (principal executive officer of Center of Technology Transfer Corporation). We do not maintain “key man” life insurance covering any of our key personnel. Our success will depend to a significant extent upon the retention of these executives, their successful performance, and the ability of all personnel to work effectively as a team. Our success in retaining key employees is an important factor in our ability to remain competitive. As is common in our industry, our employees are typically compensated through grants of equity awards in addition to their regular salaries. In addition to granting equity awards to selected new hires, we periodically grant new equity awards to certain employees as an incentive to remain with us. To the extent we are unable to offer competitive compensation packages to our employees and adequately maintain equity incentives due to equity expensing or otherwise, and should employees decide to leave us, this may be disruptive to our business and may adversely affect our business, financial condition and results of operations.

Potential liabilities under the Foreign Corrupt Practices Act (whether currently existing or subsequently discovered) could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, which prohibits people or companies subject to United States jurisdiction and their intermediaries from engaging in bribery or other prohibited payments to foreign officials for the purposes of obtaining or retaining business or gaining an unfair business advantage. It also requires proper record keeping and characterization of such payments in reports filed with the SEC. To the extent that any of our employees, supplies, distributors, consultants, subcontractors, or others engage in conduct that subjects us to exposure under the FCPA, or other anti-corruption legislation, we could suffer financial penalties, debarment from government contracts and other consequences that may have a material adverse effect on our business, financial condition or results of operations.

On September 14, 2007, we engaged in a review of Latin Node’s internal controls and legal compliance procedures within its finance and accounting departments as a part of our acquisition and integration of Latin Node. As a result of this review, certain past payments made to third parties in Central America prior to our acquisition of Latin Node on June 28, 2007 were identified as having been made in the absence of adequate records and controls for a U.S. public company. We conducted an internal investigation to determine whether any direct or indirect payments by employees of Latin Node or consultants used by Latin Node prior and subsequent to its acquisition by us were made in violation of the FCPA. The internal investigation of the FCPA matter was conducted by a Special Committee of our Board of Directors. The Special Committee retained independent legal counsel to assist in the investigation of the FCPA matter.

The internal investigation preliminarily revealed that certain payments from Latin Node prior to our acquisition of Latin Node may have been made in violation of the FCPA. We voluntarily and proactively reported these potential violations to the SEC, the United States Department of Justice, and the Federal Bureau of Investigation and continue to cooperate fully and maintain communication with these agencies regarding this matter. Following settlement discussions with the Department of Justice, Latin Node agreed to enter into a plea agreement to resolve the matter by the payment of a monetary penalty of $2 million for the actions that occurred prior to Latin Node’s acquisition by us. On March 23, 2009, the Department of Justice filed charges in the United States District Court for the Southern District of Florida against Latin Node for actions taken by Latin Node prior to the time that we made our investment in Latin Node. Although the plea agreement and the amount of the penalty will not be final and binding until the court accepts and approves the plea, we believe that the $2 million monetary penalty is probable and as a result, have recorded a liability in such amount on our consolidated balance sheet as of December 31, 2008. However, there can be no assurance that the court will approve the plea agreement reached with the Department of Justice or that the court will not impose penalties against Latin Node in excess of those proposed by the Department of Justice. We anticipate that this matter will be finalized during the second quarter of 2009.

Rapid changes in technology and our target markets could require substantial expenditure of financial and other resources in excess of contemplated levels, and any inability to respond to those changes could render our inventory obsolete and reduce our market share.

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

At the present time, most of our operations are conducted outside of North America. We anticipate that, for the foreseeable future, most of our revenue will be derived from sources outside of North America. Our international operations are subject to a number of additional risks, the occurrence of which may have a material adverse effect on our business, financial condition or results of operations, including, without limitation:

•	trade protection laws, tariffs, export license requirements and other business practices favoring our competitors;

•	political and economic instability;

•	the ability to obtain, transfer, or maintain licenses required by governmental entities with respect to the combined business;

•	compliance with evolving governmental regulation;

•	natural disasters in a specific country or region;

•	greater difficulty or delay in accounts receivable collection;

•	difficulties in staffing and managing foreign operations;

•	compliance with tax laws in various jurisdictions around the world; and

•	changes in the value of the U.S. dollar versus the local currency in which the products are sold and goods and services are purchased, including devaluation and revaluation of local currencies.

Our future operating results may be subject to volatility as a result of exposure to foreign exchange risks.

We will be exposed to foreign exchange risks. Foreign currency fluctuations may affect both our revenues and our costs and expenses and significantly affect our operating results. The majority of our revenue and costs from international operations have been denominated in the currencies of Latin American countries such as Venezuela (the Bolivar Fuertes), Colombia (the Peso), Mexico (the Peso), Argentina (the Peso), and Costa Rica (the Colon) and South Pacific islands such as Papua New Guinea (the Kina). As a result, we may experience gains and losses resulting from fluctuations in foreign currency exchange rates and we bear the risk that the rate of inflation in one or more these countries will exceed the rate of the devaluation of that country’s currency in relation to the U.S. dollar, which would increase our costs. We have not undertaken foreign exchange hedging transactions and are completely exposed to foreign currency transaction risk for all of our operations.

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

Our products and services must be able to differentiate themselves from those of other providers with similar products and services. With respect to our other products and services, including consulting services, network integration services, managed infrastructure services and communication services, we must compete with more established providers of similar services. Most of these companies have longer operating histories and significantly greater financial, technical, marketing and other resources than us. Because of their greater financial resources, some of our competitors have the ability to adopt aggressive pricing policies. As a result, in the future, we may suffer from pricing pressure that would adversely affect our ability to generate revenues and adversely affect our operating results. Some of these competitors may also provide our target customers with additional benefits, including bundled communication services, and may do so in a manner that is more attractive to our potential customers. If these competitors were able to adopt aggressive pricing policies together with offering collocation space, our ability to generate revenues would be materially adversely affected.

In addition, due to the recent circumstances surrounding SIBL, our association with SIBL has become a significant detriment to our operations and prospects. As a result of the SIBL receiverships, and the uncertainty caused by them, certain of our competitors have attempted to confuse our customers about our association with SIBL, suggesting that we are assets now owned by SIBL and are subject to liquidation by SIBL’s receivers. Because of the highly competitive nature of our businesses, these tactics are difficult to monitor and combat effectively. To the extent that our competitive position is weakened by the tactics used by our competitors and the delays in payment that we are experiencing from our customers, we may not be able to maintain the necessary liquidity to cover any shortfall from our budgeted sales activities. Also, the uncertainty caused by the possible impact of our association with SIBL has also inhibited our ability to obtain third party financing and has caused us to expend significant amounts of working capital that were not budgeted or anticipated. These factors could materially adverse affect our competitive position, particularly in the Latin American markets we serve.

Risks Related to Ownership of Our Common Stock

The market for shares of our common stock is thinly traded and you may find it difficult to dispose of your shares of our stock, which could cause you to lose all or a portion of your investment in our company.

Although our common stock is listed for trading on the OTC Bulletin Board, only limited and sporadic trading in our common stock has developed and we expect to have only a limited trading market in the foreseeable future. As a result, you may find it difficult to dispose of shares of our common stock and you may suffer a loss of all or a substantial portion of your investment in our common stock.

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

The interests of the voting trustee could conflict with those of our other stockholders resulting in the approval of corporate actions that are not necessarily in the best interest of the other stockholders.

The shares of our common stock owned by SIBL, which represent approximately 49.9% of our outstanding common stock as of February 6, 2009, were placed into the Voting Trust. SIBL appointed Pete R. Pizarro, our Chief Executive Officer, to act as the trustee of the Voting Trust. With certain limited exceptions, Mr. Pizarro was granted discretionary voting power with respect to all shares of stock placed in the voting trust by SIBL. As a result, Mr. Pizarro, as trustee of the Voting Trust, is able to exert significant influence over the outcome of stockholder votes, including votes concerning amendments to our charter and bylaws, the election of directors and the approval of most significant corporate transactions. His interests may conflict with the interests of other holders of common stock and he may take actions affecting us with which you may disagree. However, Mr. Pizarro is required to vote the shares in accordance with and in the same proportion as the holders of the remaining outstanding shares of our common stock voting on any of the following matters: (i) the sale of the Company whether by merger, consolidation, sale of all or substantially all the assets or other similar transaction; and (ii) if the Company desires to increase the amount of shares of our common stock issuable pursuant to any stock option or other equity plan in an amount exceeding the greater of 9,500,000 shares of our common stock or 15% of the total amount of outstanding common stock. Additionally, SIBL retained its right to vote with respect to certain issues pertaining to the Series B Preferred Stock including any change to the rights, preferences or privileges of the Series B Preferred Stock or the creation of a new class or series of stock superior to the Series B Preferred Stock.

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

We lease approximately 4,500 square feet for our corporate headquarters located at 133 Sevilla Avenue, in Coral Gables, Florida. We currently rent the premises on a month-to-month basis. In addition, we lease space in each of the geographic regions in which we have a presence for operations, sales, marketing and customer support, and general and administrative purposes. The amount of space leased for each purpose in each geographic operating segment varies depending on our current needs in each market. In aggregate, we lease approximately 180,000 square feet in Latin America, which is predominantly office space used for sales, marketing and customer support, and general and administrative purposes. In aggregate, we lease approximately 209,000 square feet in the South Pacific, of which approximately 147,000 square feet is for operations and approximately 62,000 square feet is office space for sales, marketing and customer support, and general and administrative purposes.

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

The internal investigation preliminarily revealed that certain payments from Latin Node prior to our acquisition of Latin Node may have been made in violation of the FCPA. We voluntarily and proactively reported these potential violations to the SEC, the United States Department of Justice, and the Federal Bureau of Investigation and continue to cooperate fully and maintain communication with these agencies regarding this matter. Following settlement discussions with the Department of Justice, Latin Node agreed to enter into a plea agreement to resolve the matter by the payment of a monetary penalty of $2 million for the actions that occurred prior to Latin Node’s acquisition by us. On March 23, 2009, the Department of Justice filed charges in the United States District Court for the Southern District of Florida against Latin Node for actions taken by Latin Node prior to the time that we made our investment in Latin Node. Although the plea agreement and the amount of the penalty will not be final and binding until the court accepts and approves the plea, we believe that the $2 million monetary penalty is probable and as a result, have recorded a liability in such amount on our consolidated balance sheet as of December 31, 2008. However, there can be no assurance that the court will approve the plea agreement reached with the Department of Justice or that the court will not impose penalties against Latin Node in excess of those proposed by the Department of Justice. We anticipate that this matter will be finalized during the second quarter of 2009.

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

On June 12, 2008 Latin Node filed for an assignment for benefit of creditors in the 11th Judicial Circuit in and for Miami-Dade County, Florida (case no. 08-33495 CA11). As part of this proceeding, all of the assets of Latin Node were transferred to Michael Phelan, assignee. On July 17, 2008, most of these assets were sold to the highest bidder, Business Telecommunications Services, Inc. (“BTS”). Since we were the principal creditor of Latin Node, we had the right to receive all of the proceeds from such sale after the payment of the costs of administration. The immediate proceeds from the sale of these assets were used to pay these administrative costs. A final court order approving the disposition of the proceeds from the sale of all other assets is expected during the first part of 2009.

On June 27, 2008, we filed an action against Jorge Granados, individually and Retail Americas VoIP, LLC, a Delaware limited liability company (“RAV”) in the 11th Judicial Circuit in and for Miami-Dade County, Florida (Case No. 08-37352 CA20). The action asserted claims for contractual indemnification, breach of contract, breach of the obligation of good faith and fair dealing, fraud, fraudulent inducement, unjust enrichment, and specific performance against the escrow agent. These claims arose from the transaction where we purchased 80% of the equity of Latin Node, Inc. for $20 million pursuant to a preferred stock purchase agreement. The gravamen of the action was that Jorge Granados and RAV failed to disclose as part of the preferred stock purchase agreement that Latin Node had made payments to various third parties in violation of the Foreign Corrupt Practices Act and one of Latin Node’s vendors claimed that it was owed $4.4 million.

On February 12, 2009, we entered into a Settlement Agreement with Jorge Granados and RAV pursuant to which (i) the 375,000 shares of our common stock were returned to us by the escrow agent and cancelled, (ii) we exchanged mutual general releases with Jorge Granados and RAV, (iii) Jorge Granados resigned as a director of Latin Node, Inc. and a manager of RAV, and (iv) Jorge Granados agreed to be subject to certain non-competition, non-solicitation and non-disclosure covenants. The action was dismissed on March 13, 2009.

In early February 2009, our board of directors approved the sale of our 50% interest (the “Interests”) in Datec (PNG) Limited, a Papua New Guinea company, held through our subsidiaries, to Steamships Ltd., a Fiji corporation and the other shareholder of Datec (PNG) Limited, for cash consideration (the “Sales Transaction”).

On or about February 24, 2009, Kelton Investments and Datec Group Ltd. (“Datec”), as plaintiffs, filed in the High Court of Fiji at Suva an Ex Parte Notice of Motion for Interim Injunction bearing Civil Action No. 72 of 2009 (the “Motion”). The Motion named as defendants Generic Technology Limited (“Generic”), Datec Pacific Holdings Ltd., eLandia, the Receivers for Stanford, and the Registrar of Companies.

In the Motion, Kelton Investments and Datec sought an injunction preventing defendants from, among other things, appointing new directors or removing existing directors from the board of directors of Generic and its subsidiaries, including Datec PNG Pty Ltd. and Datec Fiji Ltd. and preventing defendants from disposing of Generic’s shares in any of its subsidiaries. On February 27, 2009, the High Court of Fiji at Suva entered an order granting this relief. Although we have been informed that Generic has been served, to date, we have not been served with any of the papers in the Fiji Action.

We have been informed, however, that the court in the Fiji Action will hold a hearing to review the order granting the injunction on April 20, 2009 and that the court has directed the plaintiffs’ to file and serve a statement of claim no later than March 31, 2009.

On March 9, 2009, we filed an action in the United States District Court for the Southern District of Florida, Miami Division (the “Court”), against Ah Koy, Michael Ah Koy, Kelton Investments, and Datec. In essence, we alleged that Ah Koy, his son, Kelton Investments, and Datec have unilaterally and improperly acted to preclude the sale of the Interests in breach of various contractual and tort duties to us. We have asserted claims for a declaration of rights concerning the release in the Share Purchase Agreement and a similar agreement executed by Michael Ah Koy, breach of the implied covenant of good faith and fair dealing, breach of contract by Michael Ah Koy as it relates to his directorship with certain of our subsidiaries, including Generic, and tortuous interference with a business relationship.

On March 17, 2009, we filed an Amended Complaint with the Court to add allegations of breach of fiduciary duty against Ah Koy, and aiding and abetting and conspiracy to breach fiduciary duties against Michael Ah Koy, Kelton Investments, and Datec.

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

Pursuant to a written consent dated September 12, 2008, the stockholders holding 26,633,121 shares of our common stock constituting 67% of the shares of voting stock approved the following actions: (i) an amendment of our Amended and Restated Certificate of Incorporation to increase the number of authorized common shares from 50,000,000 to 200,000,000; (ii) the adoption of our 2008 Executive Incentive Plan; and (iii) the election of Pete R. Pizarro, Sir James M. Ah Koy, Charles J. Fernandez and M. Lewis Temares to serve as our board of directors until the next annual meeting of stockholders and the due election and qualification of their respective successors. These approvals were obtained by written consent in lieu of a meeting of stockholders pursuant to Section 228 of the Delaware General Corporation Law, subject to the dissemination of an Information Statement to our stockholders as required under Regulation 14C under the Securities Exchange Act of 1934.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Effective November 17, 2007, our shares of common stock commenced trading on the OTC Bulletin Board and currently trade under the symbol “ELAN.OB.” Prior to that date, there was no active market for our common stock and since that date, there have only been limited or sporadic quotations and only a very limited public trading market for our securities. At the close of business on March 24, 2009, there were approximately 24,778,311 shares of our common stock issued and outstanding which were held by approximately 401 stockholders of record. The following table sets forth the high and low closing sales prices for our common stock as quoted by OTC Bulletin Board for the periods indicated:

	Quarter Ended				Full Year
	March 31	June 30	September 30	December 31
Common stock price per share during 2008:
High	$1.01	$3.45	$3.00	$2.00	$3.45
Low	$0.26	$0.62	$1.99	$1.00	$0.26

Common stock price per share during 2007:
High	n/a	n/a	n/a	$1.50	$1.50
Low	n/a	n/a	n/a	$0.25	$0.25

The quotations in the above table reflect inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions. On March 24, 2009, the last reported bid price of our common stock reported on the OTC Bulletin Board was $0.42 per share.

Dividend Policy

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

Issuer Purchases of Equity Security

On October 9, 2008, we announced that our Board of Directors approved a plan to repurchase up to approximately 1,200,000 shares, or approximately 3%, of our outstanding common stock. Under the common stock repurchase plan, we may purchase shares of our common stock from time to time in the open market at prevailing prices. Repurchased shares will be held in treasury and may be used in connection with employee benefits and other general corporate purposes. The purchases under the stock repurchase plan will commence at management’s discretion, however as of the date of this filing, we have not repurchased any of our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion should be read in conjunction with the information contained in our audited consolidated financial statements and the related notes thereto, appearing elsewhere herein.

Overview

We are a provider of IT products and services to small, medium-sized, and large businesses, primarily in Latin America. Through our subsidiaries, we offer products and services in over 17 countries, including Argentina, Colombia, Costa Rica, Ecuador, and the United States. We also have operations in the South Pacific region, providing IT products and services in Papua New Guinea through our 50%-owned subsidiary, Datec PNG Pty Limited; and in Fiji and other Pacific Island nations through our wholly-owned subsidiary, Datec Group, Ltd. (“Datec”). Our wholly-owned subsidiary, AST Telecom (“AST”) offers mobile communications and Internet services in American Samoa.

We provide innovative technology solutions that help customers increase efficiency, improve business agility, decrease costs, and maximize their existing IT investments in order to achieve competitive advantages. Our service portfolio currently includes Technology Integration Services, Education Services, and Managed Services, all of which help our customers compete effectively in the global economy. We also hold more than 40 certifications and specializations from leading technology companies, including Cisco and Microsoft.

eLandia corporate headquarters are located at 133 Sevilla Avenue, Coral Gables, Florida 33134. The telephone number is (305) 415-8830.

History

Our current operations began in 2006 when eLandia acquired Datec and AST (also known as BlueSky Communications). AST represents our operations in American Samoa. In 2007, we expanded by completing the acquisition of eLandia/Desca Holdings, LLC (“Desca”), a network integration company with operations in Latin America. On July 1, 2008 we acquired Transistemas S.A., an Argentine network integration services provider, through Desca. On October 15, 2008 we acquired Center of Technology Transfer Corporation (“CTT”), a leading Latin American information technology talent development company.

Discontinued Operations

On January 28, 2008, we formally committed to a definitive plan to dispose of our Latin Node, Inc. (“Latin Node”) operations and began a search for potential buyers. On June 12, 2008 Latin Node filed for an assignment for benefit of creditors in the 11th Judicial Circuit in and for Miami-Dade County, Florida (“ABC”). Latin Node’s operations were identifiable components of our company, as their operations and cash flows could be clearly distinguished, operationally and for financial reporting purposes, from the rest of our business. The assets, liabilities and results of operations of Latin Node were classified as discontinued operations under the consolidation method of accounting because we were deemed to be the principal secured creditor under the ABC and, as such, were entitled to receive all of the proceeds from any asset sales after the payment of the costs of administration. On November 18, 2008, we reached a settlement agreement regarding Latin Node’s final remaining assets. In accordance with Statement of Financial Accounting Standard No. 94, “Consolidation of All Majority-owned Subsidiaries” (“SFAS 94”) and Accounting Principles Board 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”), once our control over Latin Node was effectively lost, we deconsolidated Latin Node and began using the equity method of accounting for the investment.

In December 2007, the Board of Directors approved former management’s proposal to dispose of AST Telecom, LLC (“AST”), which is one of our subsidiaries that principally conducts operations in American Samoa providing wireless coverage and Internet access. Based on a written agreement with a prospective buyer, we expected to complete the disposal within one year from the date of such approval. As such, the results of these activities were classified as discontinued operations as of December 31, 2007. The proposed sale did not occur and, during the quarter ended June 30, 2008, we determined that AST no longer met the requirements for classification as an asset held for sale under SFAS No. 144. Accordingly, the December 31, 2007 consolidated financial statements have been recast to no longer classify AST as discontinued operations.

Recent Events

Modification of Financing Arrangements with Stanford International Bank Ltd. and Restructuring of Capital.

At the end of 2008 and the beginning of 2009, without any advance warning, we were advised by SIBL that due to the deteriorating global economic conditions it would not able to extend the full amount of its $40 million loan commitment to us. As a result of these developments, on February 6, 2009, as part of a modification to our capital structure, we entered into the Modification Agreement with SIBL. Pursuant to the Modification Agreement, our financing arrangement with SIBL, as evidenced by the Credit Agreement was substantially revised. Specifically, under the terms of the Modification Agreement:

•	we agreed to further amend the Credit Agreement to terminate SIBL’s obligation to fund the balance of $28 million committed by SIBL under the Credit Agreement;

•

in partial consideration of our agreement to terminate the Credit Agreement, SIBL agreed to convert the $12 million outstanding principal amount under the Credit Agreement into 1,777,778 shares of our Series B Preferred Stock;

•	SIBL agreed to surrender for cancellation 16,148,612 shares of our common stock thereby reducing to 49.9% SIBL’s ownership of our outstanding common stock;

•

we granted SIBL the Option, exercisable through March 31, 2009, to purchase an additional 592,593 shares of our Series B Preferred Stock for an aggregate purchase price of $4 million. This Option has expired unexercised;

•	SIBL agreed to modify the Series B Preferred Stock as follows:

•	setting the initial Conversion Rate for the shares of the Series B Preferred Stock at a rate of seven shares of our common stock for each eight shares of Series B Preferred Stock;

•	providing for adjusted Conversion Rates of three shares of common stock for every eight shares of series B preferred stock in the event that SIBL does not exercise the Option;

•

providing that the shares of Series B Preferred Stock are automatically converted into shares of our common stock at the then effective Conversion Rate to the extent necessary for SIBL to maintain ownership of 49.9% of the then total amount of issued and outstanding shares of our common stock; and

•

adding certain protective provisions providing that the following actions cannot be taken without prior approval of the holders of the majority of the Series B Preferred Stock outstanding: (a) any change to the rights, preferences or privileges of the Series B Preferred Stock; or (b) the creation of a new class or series of stock superior to the Series B Preferred Stock.

•	SIBL agreed to place all of its shares of our common stock and Series B Preferred Stock in a voting trust pursuant to a voting trust agreement;

•	all registration rights agreements between us and SIBL were terminated with no further obligation on our part to file any registration statement for the benefit of SIBL;

•	we agreed to amend the employment agreement of Pete R. Pizarro, our Chief Executive Officer (“Pizarro”), who would have otherwise been entitled to terminate his employment for “Good Reason;” and

•

SIBL agreed to the transfer by February 28, 2009 to us of $2.35 million of indebtedness of our subsidiary, Desca Holding LLC, due to an affiliate of SIBL in exchange for 344,444 shares of Series B Preferred Stock, or, if such transfer does not occur, a further cancellation of 1,801,740 shares of our common stock held under the voting trust agreement. Such transfer and exchange was not made by SIBL but the Voting Trustee has not surrendered the 1,801,740 shares of common stock for cancellation pending relief from the February 16, 2009 court order described below.

In connection with the termination of the Credit Agreement, SIBL agreed to place 12,364,377 shares of our common stock and 4,118,263 shares of Series B Preferred Stock, representing all shares of our capital stock then owned by SIBL, into a voting trust. Pursuant to a Voting Trust Agreement, SIBL appointed Pizarro, to act as the trustee. With certain limited exceptions, Pizarro was granted the voting power with respect to all shares of stock placed in the voting trust by SIBL and Pizarro may vote such shares in his sole discretion. However, Pizarro is required to vote the shares in accordance with and in the same proportion as the holders of the remaining outstanding shares of our common stock voting on any of the following matters (which will be determined by a vote of the shares other than those represented by the voting trust certificates): (i) the sale of the Company whether by merger, consolidation, sale of all or substantially all the assets or other similar transaction; and (ii) if the Company desires to increase the amount of shares of our common stock issuable pursuant to any stock option or other equity plan in an amount exceeding the greater of 9,500,000 shares of our common stock or 15% of the total amount of outstanding common stock. Additionally, SIBL retained the right to vote with respect to certain issues pertaining to the Series B Preferred Stock including any change to the rights, preferences or privileges of the Series B Preferred Stock or the creation of a new class or series of stock superior to the Series B Preferred Stock.

Effective February 6, 2009, we amended our Certificate of Incorporation with the filing of an Amended and Restated Certificate of Designations, Rights and Preferences of Series B Preferred Stock (“Amended and Restated Certificate of Designation”). Under the Amended and Restated Certificate of Designation, all voting rights of the Series B Preferred Stock were removed. As a result of the Amended and Restated Certificate of Designation, the Series B Preferred Stock has no more rights than our common stock other than a liquidation preference and other than the following protective provisions:

•	if shares of Series B Preferred Stock remain outstanding, we may not, without prior approval of the holders of the majority of the Series B Preferred Stock outstanding:

•	change the rights, preferences or privileges of the Series B Stock; or

•	create a new class or series of stock having a preference over or otherwise being superior to the Series B Preferred Stock.

In addition, the Conversion Ratio for the Series B Preferred Stock, previously one share of our common stock for each share of Series B Preferred Stock, was modified such that the shares of Series B Preferred Stock are now convertible into common stock based on a ratio of three shares of common stock for every eight shares of Series B Preferred Stock.

Recent Financial Collapse of SIBL and its Affiliates

On or about February 16, 2009, pursuant to an action brought by the Securities and Exchange Commission (the “SEC”) against SIBL and certain its affiliates, including its owner Robert Allen Stanford, alleging, among other things, securities law fraud under both the Securities Act of 1933 and the Securities Exchange Act of 1934, the United States District Court for the Northern District of Texas, Dallas Division issued orders to freeze the assets of SIBL and certain of its affiliates and to appoint a receiver to prevent the waste and disposition of such assets. On or about February 17, 2009, the SEC formally charged Mr. Stanford and three of his companies, including SIBL, alleging a fraudulent, multi-billion dollar investment scheme. The SEC also charged SIBL chief financial officer James Davis and Stanford Financial Group chief investment officer Laura Pendergest-Holt in the enforcement action. In addition, on February 19, 2009, the Antiguan Financial Services Regulatory Commission appointed two joint-receivers for all of the undertaking, property and assets of SIBL and Stanford Trust Corporation, Ltd. (“STCL”) and said appointment was subsequently ratified by the Eastern Caribbean Supreme Court in the High Court of Justice of Antigua and Barbuda on February 26, 2009. The order directs (i) the joint-receivers to take into their custody and control all the property, undertakings and other assets of SIBL and STCL and (ii) SIBL and STCL to restrain from disposing of or otherwise dealing with any of their assets, entering into any agreements or arrangement to sell, transfer or otherwise dispose of any of their assets, or carrying on of transacting business of any kind whatsoever under the license granted by the Financial Services Regulatory Commission without the consent, management and supervision of the Financial Services Regulatory Commission.

As a result of SIBL’s inability to honor its commitments under the Credit Agreement, we have lost up to $28 million of additional liquidity that was to be used to finance our operations and to implement our business plan for the next 12 months. In addition, because SIBL had served as a source of financing and liquidity to us and was recognized as such by our investors, vendors, and customers, the uncertainties and misinformation in the marketplace about our association with SIBL has had a significant impact on our operations. We have encountered tightened credit requirements from our lenders and vendors, a delay in payments being received from our customers, the use of scare tactics by our competitors, and an increase in professional expenses related to these issues.

As a result, not only have we lost a significant source of liquidity from SIBL, we also are experiencing other adverse cash flow and operational effects from the SIBL collapse. If we are unable to resolve these issues to the satisfaction of our customers, vendors, employees, creditors, and lenders, we may be unable to satisfy our cash requirements and may need to curtail certain operations or revise our business and growth plans.

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

On an ongoing basis, we evaluate our estimates and judgments. Areas in which we exercise significant judgment include, but are not necessarily limited to, the amount of uncollectible accounts receivable, the valuation of VAT receivable, the valuation of minority interest purchase price obligations, the amount to be paid for the settlement of liabilities of discontinued operations, accrued expenses, valuation of assets acquired and liabilities assumed such as, but not limited to, the amount allocated to contract rights, customer lists, trade names and goodwill along with the estimated useful lives for amortizable intangible assets and property, plant and equipment, warrants granted in connection with various financing transactions, share based payment arrangements, and the percentage of completion with respect to production contacts in circumstances where the use of that accounting method is deemed to be appropriate.

We base our estimates and judgments on a variety of factors including our historical experience, knowledge of our business and industry, current and expected economic conditions, the attributes of our services and products and the regulatory environment. We periodically re-evaluate our estimates and assumptions with respect to these judgments and modify our approach when circumstances indicate that modifications are necessary.

While we believe that the factors we evaluate provide us with a meaningful basis for establishing and applying sound accounting policies, we cannot guarantee that the results will always be accurate. Since the determination of these estimates requires the exercise of judgment, actual results could differ from such estimates.

A description of significant accounting policies that require us to make estimates and assumptions in the preparation of our consolidated financial statements are as follows:

Revenue Recognition

We generate revenue from product sales and providing IT solutions and telecommunications services. The products and services that we offer in each of the geographic areas we serve vary depending on the infrastructure, existing telecommunication systems and the needs of the region. All revenue is recognized net of discounts, returns and allowances.

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. We enter into certain arrangements where we are obligated to deliver multiple products and/or services (multiple elements). In these arrangements, we generally allocate the total revenue among the elements based in the sales price of each element when sold separately (vendor specific objective evidence).

Revenue recognized in advance of amounts billable pursuant to contract terms, based on work performed and/or services provided to date, are recorded as unbilled receivables. Unbilled receivables are billable upon various events, including the attainment of performance milestones, delivery of equipment and/or services or completion of the contract.

Products

Revenue generated from the sale of products is recorded when the products are delivered.

Revenue from sales of technology products includes, among other things, personal computers, servers, routers, switching systems, networking equipment and communications equipment. Revenue from sales of telecommunications products includes hardware and other products supporting telecommunications services such as VOIP telephony systems, PBX systems and other peripheral products including fax machines, copiers, telephones and general office equipment.

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

Revenue generated from professional IT services under periodic contracts such as maintenance and support services is generally recognized ratably on a monthly basis over the term of the contract.

Telecommunications Services

Revenue generated from the provision of telecommunications services is generally recognized as the minutes we sell are used by our customers. We record payments received from customers in advance of usage as deferred revenue or customer deposits at the time payment is received.

Education Services

Revenue from education services is generated through the provision of talent development and technical certification courses via a comprehensive delivery platform that combines instructor lead training with e-learning and distance learning tools. Revenue generated from education services is generally recognized as the courses are completed and the certified testing services are rendered.

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

Vendor rebates for which we have a contractual right of offset are recorded net of accounts payable.

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

Value Added Tax

Certain of our operations are subject to Value Added Tax, or VAT, which is usually applied to goods and services purchased in the respective countries. We account for VAT imposed on our goods and services on a net basis. We are required to remit the VAT we collect to the tax authorities, but may deduct the VAT we have paid on eligible purchases. The VAT return is filed offsetting the payables against the receivables. The collection of the VAT receivable may extend over a period of up to two years. We review our VAT receivable for impairment whenever events or changes in circumstances indicate the carrying amount might not be recoverable.

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

Goodwill and Other Intangible Assets

Intangible assets consist of customer lists, contract rights and trade names, which are amortized on a straight-line basis over the estimated useful lives of the assets. We review the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. With respect to the valuation of our goodwill, we considered a variety of factors including the business climate, legal factors, operating performance indicators, competition or sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of long-term rate of growth for our business, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in those estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. We allocate goodwill to reporting units based on the reporting unit expected to benefit from the combination. We evaluate our reporting units on an annual basis and, if necessary, reassign goodwill using a relative fair value allocation approach.

Effective June 30, 2008, management made the decision and began to restructure the operations in certain specific South Pacific island nations (other than Fiji, Papua New Guinea and America Samoa). As a result of this decision, we undertook a review of the carrying amount of our goodwill as of June 30, 2008 and determined that the value of our goodwill related to certain specific South Pacific island nations had been impaired. Accordingly, we recorded an impairment charge of $630,802, which is included in general and administrative expenses in the accompanying consolidated statement of operations during the year ended December 31, 2008.

Income Taxes

We are required to determine the aggregate amount of income tax expense or loss based upon tax statutes in jurisdictions in which we conduct business. In making these estimates, we adjust our results determined in accordance with generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities, as a result of these differences, are reflected on our consolidated balance sheet for temporary differences in loss and credit carry forwards that will reverse in subsequent years. We also establish a valuation allowance against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. Valuation allowances are based, in part, on predictions that management must make as to our results in future periods. The outcome of events could differ over time which would require that we make changes in our valuation allowance.

Share Based Payments and Other Equity Transactions

We account for employee share based payment arrangements in accordance with the provision of Statement of Financial Accounting Standard No. 123R, “Share Based Payment” (“SFAS No. 123R”). This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share based payment (“SBP “) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that is measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. Under this method of accounting, we are required to estimate the fair value of share based payment that we make to our employees by developing assumptions regarding expected holding terms of stock options, volatility rates, and expectation of forfeitures and future vesting that can significantly impact the amount of compensation cost that we recognize in each reporting period.

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

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R will have an impact on the accounting for any businesses acquired after the effective date of this pronouncement.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 gives financial statement users better information about the reporting entity’s hedges by requiring qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently assessing the impact of SFAS 161 on our financial position and results of operations.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. This FSP is effective for financial statements issued for fiscal years beginning after December 31, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We do not expect the adoption of this pronouncement to have a material impact on our consolidated financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles on the United States. SFAS 162 is effective November 15, 2008. The adoption of this pronouncement did not have a material impact on our consolidated financial position or results of operations.

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

In June 2008, the FASB issued EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument, or embedded feature, is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuations. EITF 07-5 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We are in the process of evaluating the impact of EITF 07-5 on our consolidated financial position and results of operations.

In September 2008, the FASB issued EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement” (“EITF 08-5”). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective for the first reporting period beginning after December 15, 2008. The adoption of EITF 08-5 is not expected to have a material impact on our consolidated financial position and results of operations.

In September 2008, the FASB issued EITF Issue No. 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary” (“EITF 08-8”). EITF 08-8 addresses the determination of whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary, is indexed to the reporting entity’s own stock and therefore should not be precluded from qualifying for the first part of the scope exception in paragraph 11(a) of SFAS No. 133 or being with the scope of EIF No. 00-19. EITF 08-8 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The adoption of EITF 08-4 is not expected to have a material impact on our consolidated financial position and results of operations.

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

Results of Operations – Latin America

In addition to various lines of traditional and advanced information technology products, we currently offer a broad range of technology services and solutions within our three core areas including;

•

Technology integration services that integrate and leverage our partners’ cutting-edge technologies by combining the business knowledge and industry expertise of our professional staff and the technical knowledge and implementation skills of our delivery teams to develop, integrate and install IT solutions;

•

Managed services offered through a subscription based model for IT services including unified communications, security services, network monitoring services, and other services currently under development, that combined, allow us to centralize a shared services infrastructure to help our customers reduce the capital costs associated with new technology deployments and benefit from economies of scale;

•

Education services by providing talent development and technical certification courses for our industry leading partners such as Cisco and Microsoft, throughout Latin America, via a comprehensive delivery platform that combines instructor lead training with e-learning and distance learning tools.

In support of our broad range of offerings we currently hold more than forty certifications and specializations in the various markets that we serve. We also maintain the designation of Gold Certified Partner with Cisco and Microsoft as well as representations and certifications from more than twenty technology providers. The products and services we offer in each of these markets vary depending on the infrastructure, existing data communications systems and the needs of the local economy.

Our operations in Latin America were established, and have grown primarily, through acquisition. Excluding discontinued operations, our first acquisition in the Latin America segment was in November 2007, followed by additional acquisitions in July 2008 and October 2008. We used the purchase method of accounting in connection with each of these acquisitions and accordingly, our consolidated financial statements include the results of operations from the dates of acquisition onward. Actual results for our Latin American segment are as follows:

	For the Year Ended December 31
	2008	2007
Revenue
Product Sales	$114,837,429	$19,208,014
Services	38,215,793	10,642,289

Total Revenue	153,053,222	29,850,303
Cost of Revenue
Product Sales	93,071,067	16,855,887
Services	23,048,758	8,453,916

Total Cost of Revenue	116,119,824	25,309,803

Gross Profit	36,933,398	4,540,499
	24.1%	15.2%

Expenses
Sales, Marketing and Customer Support	25,206,827	1,712,483
General and Administrative	17,302,371	514,132
Depreciation and Amortization	1,818,008	135,847
Amortization – Intangible Assets	2,745,185	363,548

Total Expenses	47,072,391	2,726,010

Operating (Loss) Income	(10,138,993)	1,814,490
Interest Expense, Net	(2,904,041)	(170,077)
Change in Value of Minority Interest Purchase Obligation	670,000	—
Other Expense	(2,586,116)	(1,393,105)

Net (Loss) Income	$(14,959,150)	$251,307

To provide a more meaningful discussion regarding the comparison of the results of operations from 2008 to 2007, we have provided the following supplemental pro forma information. The discussion below includes the results of operations on a pro-forma basis as if the acquisitions mentioned above had all been completed on January 1, 2007. This information is not necessarily indicative of the financial results had the acquisitions actually occurred on January 1, 2007 or the financial results of our company as they may be in the future.

Comparison of the Year Ended December 31, 2008 to the Year Ended December 31, 2007

The following table sets forth, for the periods indicated, pro forma condensed consolidated statements of operations information for our continuing operations in Latin America.

	For the Year Ended December 31,
	2008	2007	Change $	Change %
Revenue
Product Sales	$122,787,059	$95,852,802	$26,934,257	28.1%
Services	45,605,007	37,503,366	8,101,641	21.6%

Total Revenue	168,392,066	133,356,168	35,035,898	26.3%
Cost of Revenue
Product Sales	99,469,410	79,260,926	20,208,485	25.5%
Services	26,714,138	22,936,606	3,777,531	16.5%

Total Cost of Revenue	126,183,548	102,197,532	23,986,016	23.5%

Gross Profit	42,208,518	31,158,636	11,049,882	35.5%
	25.1%	23.4%		1.7%

Expenses
Sales, Marketing and Customer Support	25,247,658	11,698,931	13,548,726	115.8%
General and Administrative	23,985,051	14,311,080	9,673,971	67.6%
Depreciation and Amortization	1,969,640	1,511,834	457,806	30.3%
Amortization – Intangible Assets	3,481,548	3,481,548	—	0.0%

Total Expenses	54,683,897	31,003,394	23,680,503	76.4%

Operating (Loss) Income	(12,475,379)	155,242	(12,630,621)	(8,136.1)%
Interest Expense, Net	(2,957,743)	(2,673,916)	(283,827)	10.6%
Change in Value of Minority Interest Purchase Obligation	670,000	—	670,000
Other Expense	(2,354,802)	(707,843)	(1,646,958)	232.7%

Net Loss	$(17,117,924)	$(3,226,517)	$(13,891,406)	430.5%

Revenue

Several of the Latin American markets in which we operate present significant challenges including competitive pricing pressures, government regulations, credit availability and currency conversion restrictions. For example, during the second quarter of 2008, we experienced a decline in revenue as a result of complications associated with our supply of Cisco equipment to the Venezuelan marketplace. The Venezuelan government implemented a new policy requiring certain certifications be obtained for technology products to be imported into the country in order to qualify for the official currency exchange rate of 2.15 Bolivar Fuerte to 1 U.S. dollar. This process slowed our ability to obtain U.S. dollars on a timely basis (Cisco must be paid in U.S. dollars) and thus, when combined with the rapid growth rate of our purchases from Cisco, drove credit balances with Cisco to much higher levels. As a result, Cisco did not accept approximately $12 million in orders that we placed in the second quarter of 2008. We later obtained a stand-by letter of credit in the approximate amount of $5 million for the benefit of Cisco, which allowed Cisco to accept and ship these orders, however we cannot estimate the complete impact of any missed opportunities that occurred during that time.

Revenue increased for the year ended December 31, 2008 over the corresponding 2007 period by approximately 26%. The higher revenue during 2008 resulted principally from expansion within our existing markets including Colombia, Costa Rica and Ecuador as well as entry into new markets within Latin America such as Panama, Argentina and Peru. Approximately 77% of the total revenue growth was attributable to an increase in product sales, which are comprised predominantly of Cisco equipment. Also contributing to the revenue growth rate was an increase in IT services revenue. This increase is principally attributable to the correlation between our product sales and services revenue as many of our customers require professional IT services, either as consulting services in advance of their product purchase, for installation and training upon their receipt of new equipment, or both. In this respect, the increased services revenue was primarily generated in the same geographic locations as our product growth. In addition, the sale of advanced technologies, due to its characteristics and novelty, requires a higher level of services to be provided than traditional technologies.

Our revenue mix remained relatively consistent during 2008, with approximately 73% of our revenue being generated through the sale of traditional and advanced technology products and approximately 27% of our revenue being generated through the provision of professional services. We intend to continue emphasizing advanced technology products and the associated professional services as we believe that these offerings face less competition in the markets we serve.

Costs and Expenses

Cost of revenue is made up of our costs for the products we resell and costs associated with our professional IT services such as consultant compensation, travel and related costs as well as infrastructure costs supporting our managed services and education facilities. The cost of revenue from product sales bears a strong correlation to the corresponding revenue due to the predominantly variable nature of the costs. Product costs, as a percentage of the related revenue, generally range from approximately 75% to 85% depending on the mix of revenue generated from traditional technologies and advanced technologies during the period. Gross margin on our product sales increased from 17% in 2007 to 19% in 2008. The increase in gross margin on product revenue in 2008, as compared with 2007, was mainly a result of a higher percentage of advanced technology products sold in 2008, which generally carry slightly higher margins and allow for higher vendor rebates upon achieving certain sales level targets. Costs to provide professional IT services are typically about 55% to 65% of the related revenue. Gross margin on our professional services increased from 39% in 2007 to 41% in 2008. The increase in gross margin on service revenue in 2008, as compared with 2007, was largely a result of economies of scale recognized as sales increased, allowing us to leverage our existing infrastructure costs.

We experienced significant increases in sales, marketing and customer support costs and in general and administrative costs in 2008, as compared with 2007. Sales, marketing and customer support costs include costs associated with advertising and promoting our products and services as well as supporting the customer after the sale is complete. Sales, marketing and customer support costs increased in 2008, as compared with 2007, primarily as a result of significant investments made to expand our sales teams in multiple markets and roll out several marketing campaigns supporting our entry into new markets. General and administrative expenses include back office expenses such as executive and support staff costs as well as professional fees for accounting, legal and other services associated with our Latin America operations. The increase in general and administrative expenses in 2008, as compared with 2007, is primarily attributable to increases in these costs required to support the growth of our infrastructure, including costs incurred to enter new markets and expansion of our managed services offerings.

Depreciation and amortization expense represents the straight line expense recognition of the costs of our fixed assets over their individual estimated useful lives. The expense increased in 2008 primarily as a result of our investments in the capital infrastructure required to support our business in current markets as well as our expansion into new markets.

Amortization of intangible assets represents the straight line expense recognition of the intangible assets acquired in connection with our purchase of companies in Latin America. We have recorded an aggregate amount of approximately $13.9 million of intangible assets, including customer bases, contract rights and trade names, in connection with the acquisitions of Desca in November 2007 and Transistemas in July 2008.

Interest expense is the cost associated with our outstanding debt obligations in Latin America including lines of credit, loans from financial institutions and capital leases. Interest expense, net of interest income increased slightly in 2008 as compared to 2007 as a result of higher average outstanding debt obligations during 2008.

The gain pertaining to the change in minority interest purchase obligation represents the decrease in our estimated purchase price for the remaining portion of Desca that we currently do not own, but are required to purchase at a future date.

Other income and expense is comprised of non-operating items. The higher expense in 2008, as compared with 2007, is predominantly a result of losses on the change in foreign currency valuation and higher charges for minority interest expense.

Results of Operations – South Pacific

We offer a broad range of IT network and systems integration services along with telecommunications services in the South Pacific, with the majority of our presence located in Papua New Guinea, American Samoa and, to a lesser extent, in Fiji. The products and services we offer in each of these markets vary depending on the infrastructure, existing telecommunication and data communications systems and the needs of the local economy. Our services revenue includes support provided to our clients by our hardware engineers, software analysts, architects, developers and staff for new or existing software, hardware, systems, or applications as well as ISP and data network infrastructure and telecommunications services. Sales of related products include computer hardware, communications hardware and commercial off-the-shelf software sold through retail locations or by our direct sales force.

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

American Samoa has a population of approximately 60,000 people. Based on our market penetration in the cellular communications business and the demographics of American Samoa, we consider the wireless services, data delivery, long distance and equipment service market to be mature. We believe that future revenue in American Samoa will increase proportionally with economic improvements and, as such, we plan to expand our products and offerings and differentiate our business by further enhancing our customer service, extending our network and expanding into complementary businesses, as well as with the operation of the underwater cable service (discussed in the section “Liquidity and Capital Resources”) which is currently under development and does not yet generate revenue.

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

Comparison of the Year Ended December 31, 2008 to the Year Ended December 31, 2007

The following table sets forth, for the periods indicated, condensed consolidated statements of operations information for our operations in the South Pacific.

	For the Year Ended December 31,
	2008	2007	Change $	Change %
Revenue
Product Sales	$31,753,639	27,679,327	4,074,312	14.7%
Services	25,816,493	28,072,031	(2,255,538)	(8.0)%

Total Revenue	57,570,133	55,751,358	1,818,774	3.3%
Cost of Revenue
Product Sales	26,307,096	23,673,811	2,633,285	11.1%
Services	7,307,284	6,185,060	1,122,224	18.1%

Total Cost of Revenue	33,614,380	29,858,871	3,755,509	12.6%

Gross Profit	23,955,752	25,892,488	(1,936,735)	(7.5)%
	41.6%	46.4%		(4.8)%

Expenses
Sales, Marketing and Customer Support	9,763,531	10,029,064	(265,533)	(2.6)%
General and Administrative	8,156,599	9,701,135	(1,544,536)	(15.9)%
Depreciation and Amortization	2,915,792	2,794,534	121,258	4.3%
Amortization – Intangible Assets	2,044,231	1,779,069	265,162	14.9%

Total Expenses	22,880,153	24,303,802	(1,423,650)	(5.9)%

Operating Income	1,075,599	1,588,685	(513,086)	(32.3)%
Interest Expense, Net	(775,348)	(873,115)	97,767	(11.2)%
Other Expense	(844,124)	(677,423)	(166,701)	24.6%

Net (Loss) Income	$(543,873)	$38,147	$(582,020)	(1,525.7)%

Revenue

Revenue from product sales increased for the year ended December 31, 2008 primarily as a result of higher sales of servers, PCs, peripherals and consumable products in our existing customer segments coupled with an improvement in office equipment sales. In addition, a large corporate communication system sale in Fiji during the first quarter of 2008 and higher retail software sales during the second half of 2008. All such sales helped to offset lower 2008 revenue from the sale of telecommunications products such as handsets and accessories.

The decrease in services revenue is a result of a variety of factors. During the second and third quarters of 2008, we downsized certain operations in the South Pacific that were not performing at acceptable levels. Specifically, we sold our operations in Queensland, Australia and several small market Pacific island nations. Although the sales of these units resulted in lower services revenue, we expect overall profitability to grow in the future. Additionally, we experienced a reduction in contracted maintenance revenue streams derived from mid-range system maintenance. A portion of this reduction in maintenance revenue can be attributed to a significant customer that upgraded its core computer system with a lower cost solution in 2007. The newer, upgraded systems required a less comprehensive maintenance contract, yielding lower revenue in 2008 as compared with the prior year. Finally, we experienced a decline in revenue from telecommunications services stemming from aggressive pricing programs. These programs were implemented in response to increased competition, many of which have recently rolled out aggressive pricing plans in an attempt to gain market share. Partially offsetting these declines were gains from corporate, small business and residential broadband services provided in certain South Pacific markets.

Costs and Expenses

The cost of revenue from product sales is largely correlated to the increase in product sales revenue; however, changes in the mix of products sold during the year resulted in a slightly higher gross margin in 2008 than in 2007. The following are the primary factors that yielded the higher product sales gross margin in 2008: (i) a large corporate communication system sale in Fiji during the first quarter of 2008; (ii) strong retail software sales during the second half of 2008; and (iii) lower inventory obsolescence reserves required in 2008 as compared with 2007.

The cost of providing services increased significantly despite the decrease in corresponding revenue. In connection with the reorganization of certain markets mentioned above, a portion of the costs normally associated with those operations continued into the third and fourth quarters of 2008 as the reorganization was carried out. In addition, in response to the continued pressure on margins for product sales, we began to move toward offering more valued added information technology services to our customers. In connection with this service offering, we invested additional amounts on infrastructure, more qualified personnel and additional training, all of which have resulted in a higher than normal cost growth rate. This cost growth rate is expected to continue over the short to mid-term. In addition, although we were able to eliminate certain costs pertaining to the maintenance contract revenue referred to above, these contracts yielded a relatively high gross margin. Accordingly, the reduction in cost was not nearly as significant as the loss of the related revenues.

Selling, marketing and customer support expenses were lower in 2008 than for the same period last year. This reduction resulted primarily from the benefits of the regional reorganization, such as personnel costs and scaled back advertising and marketing in certain markets. In addition, we have evaluated staffing levels along our various geographic locations and lines of business and have made adjustments, where possible, to reduce our costs.

General and administrative expenses decreased for the year ended December 31, 2008 as compared with 2007 primarily as a result of the collection of significant past due receivable that had been fully reserved and the receipt of a one-time credit received from the local government. In addition, as mentioned above, in 2008 we began restructuring our South Pacific operations by consolidating our presence in American Samoa, Fiji and Papua New Guinea. In 2008 we began to recognize the savings resulting from this restructuring as well as the implementation of more stringent fiscal and operational policies put into place toward the end of 2007.

Depreciation expense for property, plant and equipment was higher in 2008 than 2007 as a result of assets acquired in connection with the upgrades, enhancements and expansion of our networks.

Amortization expense for intangible assets was higher in 2008 than 2007 mainly due to the fluctuations in the local currency values over the course of the year.

Interest expense, net of interest income, decreased in 2008 as a result of lower average outstanding debt balances in 2008 as compared with 2007.

Other expense, net of other income increased in 2008 primarily as a result of higher expenses for income taxes and minority interest in 2008, partially offset by the net gain recognized on the sale of our operations in Queensland, Australia and several small market Pacific island nations.

Results of Operations – Corporate and Discontinued Operations

Comparison of the Year Ended December 31, 2008 to the Year Ended December 31, 2007

The following table sets forth, for the periods indicated, condensed consolidated statements of operations information for our corporate office and our discontinued operations.

	For the Year Ended December 31,
	2008	2007	Change $	Change %
Expenses
General and Administrative	$14,854,994	$6,756,035	$8,098,959	119.9%
Depreciation and Amortization	29,950	16,025	13,925	86.9%

Total Expenses	14,884,945	6,772,059	8,112,885	119.8%

Operating Loss	(14,884,945)	(6,772,059)	(8,112,885)	119.8%
Interest Expense, Net	(1,697,791)	(3,408,461)	1,710,670	(50.2)%
Other (Expense) Income	(182,045)	1,829,287	(2,011,332)	(110.0)%
Loss from Discontinued Operations	(14,110,968)	(29,387,906)	15,276,938	(52.0)%

Net Loss	$(30,875,749)	$(37,739,140)	$6,863,390	(18.2)%

Our corporate headquarters primarily performs administrative services, and as such, does not generate revenue. The discontinued operations pertain predominantly to our investment in Latin Node, as discussed below.

General and administrative expenses are predominantly corporate overhead expenses including executive costs and fees for professional services. The increase in 2008 was, in large part, a result of compensation and related expenses, including $1.8 million in stock based compensation to employees and directors, for the new and expanded management team assembled in 2008. Also contributing to the increase in general and administrative expenses in 2008, as compared with 2007, are increases in professional fees for accounting, legal and marketing services. Over the course of 2008, we incurred higher audit and tax preparation fees, as a result of our growth, we required professional legal services in connection with the FCPA investigation, financing and stock sale transactions, and we launched several marketing and corporate image campaigns, including the redevelopment and launch of our new website.

To accommodate the growth in headcount at the corporate office in 2008, we relocated our offices to a larger facility. In connection with that move, we incurred capital costs to improve the facility and invested in new servers, computers and other equipment. These capital investments resulted in higher depreciation costs in 2008 as compared with 2007.

Interest expense, net is a factor of our average outstanding debt and/or excess cash position during the period. As further discussed in Liquidity and Capital Resources, below, we borrowed $25.3 million in February 2007 and $5.0 million in June 2007 from SIBL. The loans carried an interest rate of 10% and included fees which we capitalized and amortized into interest expense over the terms of the loans. On June 30, 2008, SIBL converted all of the outstanding convertible promissory notes into shares of our Series A Preferred Stock and then ultimately into shares of our common stock. Accrued interest relating to the convertible promissory notes in the amount of

$4,109,775 was forgiven by SIBL and accordingly treated as a contribution to capital. During the fourth quarter of 2008, we borrowed $12.0 million from SIBL, at an interest rate of 6%. In addition to these loans, SIBL purchased an aggregate amount of $90.8 million of our Series B preferred stock ($32.0 million in the fourth quarter of 2007, $43.0 million in the first quarter of 2008 and $15.8 million in the third quarter of 2008). These proceeds were to be used for acquisitions and general working capital purposes. Pending the consummation of acquisitions, we deposited the excess cash with financial institutions earning interest in short term investments ranging from overnight agreements to nine month certificates of deposit.

Other Income (Expense) is generally comprised of one-time, non-operating income and expense items. Other Income during the year ended December 31, 2007 includes the net proceeds from the sale of our wireless telecommunications license located in Bloomington, Illinois in January 2007. The sales price of $2,750,000 resulted in a gain of $1,842,875.

The loss from discontinued operations pertains primarily to the loss in our investment in Latin Node. Latin Node was classified as a discontinued operation on January 28, 2008 and, on June 12, 2008 filed for an assignment for benefit of creditors in the 11th Judicial Circuit in and for Miami-Dade County, Florida, whereby all of the assets of Latin Node were transferred to an assignee. We continued to reflect the assets, liabilities and results of operations of Latin Node under the consolidation method of accounting because we were deemed to be the principal secured creditor under the assignment for benefit of creditors and, as such, were entitled to receive all of the proceeds from any asset sales after the payment of the costs of administration. On November 18, 2008, we reached a settlement agreement regarding Latin Node’s final assets. In accordance with SFAS 94, “Consolidation of All Majority-owned Subsidiaries” and APB 18, once our control over Latin Node was effectively lost on November 18, 2008, we deconsolidated Latin Node and began using the equity method of accounting for the investment. As such, we recognized our proportionate share of loss in our investment in Latin Node through the date of the change in control in the amount of $14,236,647. In addition, we recorded $5,964,751 for the effect of the deconsolidation of Latin Node as a credit to accumulated deficit. The operations of Latin Node have been terminated and no longer generate revenue.

Liquidity and Capital Resources

We incurred a $23,948,339 loss from operations and used $38,409,829 of cash in continuing operations for the year ended December 31, 2008. As of December 31, 2008, we have a $101,562,481 accumulated deficit and working capital of $20,851,786. In addition, our net loss for the year ended December 31, 2008 amounting to $46,378,773 includes a loss of $14,110,968 from discontinued operations.

Cash Sources and Uses of SIBL Financings:

Historically our principal source of liquidity has been the issuances of equity and debt securities, including preferred stock and convertible promissory notes, to SIBL. Our major sources and uses of funding in connection with SIBL transactions are comprised of the following:

Cash Balance at 1/1/07			$412,067

Sources:	Date Issued	Note	Cash Received
Convertible Promissory Notes	2/16/2007	1 & 4	22,000,000
Convertible Promissory Notes	6/25/2007	1	5,000,000
Credit Agreement	10/2/2007	2	5,500,000
Bridge Loan	11/10/2008	3	12,000,000

			44,500,000

Series B Preferred Stock	11/21/2007	2 & 5	26,500,000
Series B Preferred Stock	Feb-March 2008	2	3,000,000
Series B Preferred Stock	2/20/2008	2	8,000,000
Series B Preferred Stock	April-June 2008	2	32,000,000
Series B Preferred Stock	Sept 2008		15,798,275

			85,298,275

Sub-total of cash received			129,798,275

Uses:	Description	Period	Cash Used
Acquisitions:
	Latin Node	2007	25,255,085
	Desca	2007	26,682,702
	American Samoa fiber optic cable	2008	681,114
	CTT	2008	2,674,000
Other:
	Payment of Laurus Note	2008	6,965,456
	Fees and issuance costs paid for debt and equity transactions	2007/2008	5,364,186
	General Corporate Purposes and Working Capital - Discontinued Operations	2007/2008	4,708,662
	General Corporate Purposes and Working Capital - Continuing Operations	2007/2008	5,452,775

Sub-total of cash expended			77,783,980

Cash Balance at 12/31/08 (Including Short-Term Investments and Restricted Cash)			$52,426,362

Notes:

1	See “SIBL Transactions.” Converted into 6,060,000 shares of common stock on June 30, 2008.
2	See “SIBL Transactions.” Converted into 11,111,111 shares of common stock on June 30, 2008.
3	See “SIBL Bridge Loan Agreement.” Converted into 1,777,778 shares of Series B Prefered Stock on February 6, 2009.
4	Does not include $3,300,000 of principal refinanced under a previously outstanding note payable to SIBL.
5	Does not include $5,500,000 secured promissory note converted into shares of Series B Preferred Stock.

SIBL Transactions:

•

During the period from November 2007 through June 2008, we issued 11,111,111 shares of Series B Preferred Stock and warrants to purchase 7,796,000 shares of our common stock to SIBL and its assigns resulting in net proceeds of $71,768,750. Effective June 30, 2008, SIBL converted the aggregate of 11,111,111 shares of Series B Preferred Stock into 11,111,111 shares of our common stock.

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

•

In September 2008, we entered into amendments to our Preferred Stock Purchase Agreement pursuant to which we issued to SIBL and its assigns 2,340,485 shares of Series B Preferred Stock and warrants to purchase 1,643,000 shares of our common stock at an exercise of $0.001 per share resulting in net proceeds of $15,785,517.

SIBL Bridge Loan Agreement:

On July 21, 2008, we entered into a credit agreement with SIBL (the “Bridge Loan Agreement”), pursuant to which SIBL would provide a loan to us in the principal amount of up to $40 million.

The Bridge Loan Agreement was amended on September 5, 2008, September 17, 2008 and November 14, 2008. Pursuant to these amendments, the maturity date for the loan was extended to June 30, 2011. Also, the interest rate was modified to 6% with payments of interest due on December 31, 2009, December 31, 2010 and on June 30, 2011. In addition, we had the option, with respect to any interest payment, to pay interest in cash or in shares of our common stock based upon the average closing bid and asked prices for our common stock for the 20 trading days prior to the applicable interest payment date. Also, the loan funding schedule for the unfunded balance of the loan at the date of the November 14, 2008 amendment, in the amount of $28 million, was modified to provide for nine installments during the first quarter of 2009 commencing on February 5, 2009.

The proceeds of the loan made under the Bridge Loan Agreement were to be used solely for the following purposes: (i) to build up and/or acquire technology infrastructure and related services in Latin America, (ii) to make acquisitions of other businesses or assets and (iii) for our general working capital needs. Our obligations under the Bridge Loan Agreement were secured by a subordinated pledge of the securities of certain of our subsidiaries that are domiciled in the South Pacific region. Certain of our domestic subsidiaries that serve as holding companies for our South Pacific operations also guaranteed our obligations under the Bridge Loan Agreement.

On February 6, 2009, as part of a modification to our capital structure, we entered into the Modification Agreement. Pursuant to the Modification Agreement:

•	we agreed to further amend the Bridge Loan Agreement to terminate SIBL’s obligation to fund the balance of $28 million committed by SIBL under the Bridge Loan Agreement;

•

in partial consideration of our agreement to terminate the Bridge Loan Agreement, SIBL agreed to convert the $12 million outstanding principal amount under the Bridge Loan Agreement into 1,777,778 shares of our Series B Preferred Stock;

•	SIBL agreed to surrender for cancellation 16,148,612 shares of our common stock thereby reducing to 49.9% SIBL’s ownership of our outstanding common stock;

•

we granted SIBL the Option, exercisable through March 31, 2009, to purchase an additional 592,593 shares of our Series B Preferred Stock for an aggregate purchase price of $4 million. This Option has expired unexercised;

•	SIBL agreed to modify the rights, preferences, and privileges of the Series B Preferred Stock as follows:

•	setting the initial Conversion Rate for the shares of the Series B Preferred Stock at a rate of seven shares of our common stock for each eight shares of Series B Preferred Stock;

•	providing for adjusted Conversion Rates of three shares of common stock for every eight shares of series B preferred stock in the event that SIBL does not exercise the Option;

•

providing that the shares of Series B Preferred Stock are automatically converted into shares of our common stock at the then effective Conversion Rate to the extent necessary for SIBL to maintain ownership of 49.9% of the then total amount of issued and outstanding shares of our common stock; and

•

adding certain protective provisions providing that the following actions cannot be taken without prior approval of the holders of the majority of the Series B Preferred Stock outstanding: (a) any change to the rights, preferences or privileges of the Series B Preferred Stock; or (b) the creation of a new class or series of stock superior to the Series B Preferred Stock.

•	SIBL agreed to place all of its shares of our common stock and Series B Preferred Stock in a voting trust pursuant to a voting trust agreement;

•	all registration rights agreements between us and SIBL were terminated with no further obligation on our part to file any registration statement for the benefit of SIBL;

•	we agreed to amend the employment agreement of Mr. Pizarro who would have otherwise been entitled to terminate his employment for “Good Reason;” and

•

SIBL agreed to the transfer by February 28, 2009 to us of $2.35 million of indebtedness of Desca due to an affiliate of SIBL in exchange for 344,444 shares of Series B Preferred Stock, or, if such transfer does not occur, a further cancellation of 1,801,740 shares of our common stock held under the voting trust agreement. Such transfer and exchange was not made by SIBL but the Voting Trustee has not surrendered the 1,801,740 shares of common stock for cancellation pending relief from the February 16, 2009 court order described below.

On February 16, 2009, the United States District Court for the Northern District of Texas, Dallas Division, issued an order appointing a Receiver for all the assets and records (the “Receivership Estate”) of SIBL, Stanford Group Company, Stanford Capital Management, LLC, R. Allen Stanford, James M. Davis and Laura Pendergest-Holt and of all entities they own or control. The order directs the Receiver to take control and possession of and to operate the Receivership Estate, and to perform all acts necessary to conserve, hold, manage and preserve the value of the Receivership Estate. Subsequent to the issuance of the court order, and in accordance to such order, the Voting Trustee has not (i) surrendered for cancellation any shares of our common stock, or (ii) converted any shares of our Series B Preferred Stock into common stock. In addition, on February 19, 2009, the Antiguan Financial Services Regulatory Commission appointed two joint-receivers for all of the undertaking, property and assets of SIBL and Stanford Trust Corporation, Ltd. (“STCL”) and said appointment was subsequently ratified by the Eastern Caribbean Supreme Court in the High Court of Justice of Antigua and Barbuda on February 26, 2009. The order directs (i) the joint-receivers to take into their custody and control all the property, undertakings and other assets of SIBL and STCL and (ii) SIBL and STCL to restrain from disposing of or otherwise dealing with any of their assets, entering into any agreements or arrangement to sell, transfer or otherwise dispose of any of their assets, or carrying on of transacting business of any kind whatsoever under the license granted by the Financial Services Regulatory Commission without the consent, management and supervision of the Financial Services Regulatory Commission.

As a result of the SIBL receiverships, and the uncertainty caused by them, we have lost access to one of our primary sources of financing which will negatively impact our ability to obtain additional capital which we may need to service our debt obligations and to fund our expansion plans. Also, due to the recent circumstances surrounding SIBL, our association with SIBL has become a significant detriment to our operations and prospects. Several banks in Latin America have restricted our access to revolving credit lines. Our primary lenders in Colombia have prevented additional draws on open credit lines requiring us to use cash reserves to remain current with our vendors. Our lines of credit with certain vendors have also been tightened with additional deposit or security requirements being added. The uncertainty caused by the possible impact of our association with SIBL has also inhibited our ability to obtain third party financing and has caused us to expend significant amounts of working capital that were not budgeted or anticipated. These factors could materially and adversely affect our financial condition or results of operations.

In addition, as described in this report, our association with Stanford along with any legal proceedings that may arise from such association could adversely impact our liquidity, capital resources and operations. Any such legal actions may result in substantial costs and are expected to divert our management’s attention and resources. An unfavorable judgment against us in any legal proceeding or claim could require us to pay monetary damages. Also, an unfavorable judgment in which the counterparty is awarded equitable relief, such as an injunction, could harm our business, consolidated results of operations and consolidated financial condition.

Other Transactions:

Our other sources of funds include cash from external financing arrangements, including various lines of credit with multiple local banks in South and Central America and a bank in the South Pacific and trade payable financing provided by our principal supplier. We purchase a significant portion of our products from Cisco pursuant to a systems integrator agreement and several supporting agreements. These agreements are non-exclusive and may be terminated by Cisco for any reason on 45-days written notice. In addition, Cisco may immediately terminate these agreements upon the occurrence of certain conditions. Any termination by Cisco of one or more of our agreements or any significant deterioration in our relationship with Cisco could significantly reduce the availability to us of the products that we offer for sale and would have a material adverse effect on our results of operations, business and prospects. Our major sources and uses of funding for the year ended December 31, 2008 were comprised of the following:

•

In May 2008, we entered into two limited liability company agreements relating to the redeployment and operation of an undersea fiber optic cable system to provide telecommunication services to American Samoa. The cost of the acquisition, construction and related costs of the project are estimated at $24 million. The acquisition of the cable and its redeployment will be funded by third party financing and contributions by the American Samoa Government (“ASG”). As of December 31, 2008, ASG has contributed $3 million. ASG is required to contribute an additional $6 million upon obtaining third party financing and the achievement of certain milestones related to the deployment of the cable, as defined in the limited liability agreement. In February 2009, ASG contributed an additional $3 million as a result of obtaining third party financing.

•

In July 2008, as part of management’s decision to restructure our South Pacific operations, we sold our operations located in Queensland, Australia, which resulted in net proceeds of approximately $1.2 million.

•

On July 1, 2008, we acquired Transistemas for an aggregate purchase price of $5,755,589 comprised of (i) $2,693,148 in cash, (ii) $2,599,998 represented by 433,333 shares of our common stock subject to potential redemption in connection with a put option and (iii) $462,443 of direct acquisition costs paid in cash.

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

•

On September 30, 2008, Desca made a $10 million capital call from its members. The proceeds from the capital call were to be used to fund the working capital needs of Desca. Pursuant to the capital call, we contributed $7 million to Desca in the form of $4,705,500 in cash and $2,294,500 represented by capital contributions from previous advances and loans made to Desca. Alvarado contributed 1,150,000 stock appreciation rights in eLandia valued at $3 million. In addition, we issued Alvarado warrants to purchase an aggregate of 1,150,000 shares of our common stock at an exercise price of $3.08 per share.

•

On October 16, 2008, we acquired all of the common stock of CTT for an aggregate purchase price of $2,674,000. In addition to the purchase price, the stockholders of CTT may be entitled to receive up to $2,319,000 payable in quarterly installments based on CTT achieving certain EBITDA targets for the twelve quarters following the closing commencing on January 1, 2009 and ending on December 31, 2011. The contingent consideration, if any, is payable as follows: (i) 65% in shares of our common stock based on a per share value of the greater of $3.08 per share or the fair market value of such shares on the date of issuance, and (ii) 35% payable in cash.

Overall Cash Inflows and Outflows:

Operating Activities. We used $38,409,829 to fund operations during the year ended December 31, 2008. For the year ended December 31, 2008, our net loss from continuing operations amounted to $32,267,805, which included non-cash adjustments of $16,736,387. Changes in operating assets and liabilities utilized $22,878,411 in cash.

Investing Activities. We used $29,251,348 to fund investing activities during the year ended December 31, 2008. We had investments in capital assets of $8,307,315 and we paid an aggregate of $7,161,365 in connection with the acquisitions of Transistemas, CTT, and Pac-Rim Deployment, LLC (“PRR”) and American Samoa Hawaii Cable, LLC (“ASHC”). In addition, we invested approximately $8 million in short-term certificates of deposit and purchased approximately $6 million of certificates of deposit to collateralize a letter of credit with one of our vendors and to collateralize other debts and obligations.

Financing Activities. We received $95,414,560 in cash from financing activities during the year ended December 31, 2008. The funds received were primarily the result of financing commitments and/or equity investments from SIBL. In addition, during the year ended December 31, 2008, we received $16.3 million in cash from lines of credit and $23.5 million in proceeds from long-term debt. Our minority interest increased by $2.5 million in connection with the American Samoan governments investment in ASHC. We paid an aggregate of $16.6 million in principal payments on our long-term debt and capital leases during the year ended December 31, 2008.

The successful management of our working capital needs is a key driver of our growth and cash flow generation of our operations in Latin America. One measurement we use to monitor working capital is days sales outstanding (“DSO”), which measures the number of days we take to collect revenue after a sale is made. As of December 31, 2008, our consolidated DSO was 95 days, compared with 66 days at December 31, 2007. Our DSO as of December 31, 2007 is on a pro forma basis to give effect to our 2007 and 2008 acquisitions, as if these transactions occurred on January 1, 2007. Our levels of net accounts receivable and DSO are impacted by the timing and level of sales that are made by our various businesses, the mix in our sales between products and services and by the geographic locations in which those sales are made. In addition, the collection of our receivables is susceptible to changes in Latin American economies and political climates. In many cases, we are experiencing the effects of timing whereby we are often subject to invoicing and payments to vendors prior to us billing and collecting from our customers. As a result, vendors can put us on credit hold and discontinue shipments.

Since 2003, Venezuela imposed currency controls and created the CADIVI with the task of establishing detailed rules and regulations and generally administering the exchange control regime. These controls fix the exchange rate between the Bolivar and the U.S. Dollar, and restrict the ability to exchange Bolivars for dollars and vice versa. The near-term effect has been to restrict our ability to repatriate funds from Venezuela in order to meet our cash requirements. To the extent that we move money in or out of Venezuela, either for cash flow purposes or working capital needs, we are subject to exchange gains or losses because Venezuela is operating on a fixed exchange rate, whereas the actual market is operating on a variable exchange rate.

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

We believe that we have sufficient working capital at the parent company level in order to satisfy any subsidiary needs to the extent that such fundings are in the best interest of the Company as a whole. However, to the extent that we are unable to obtain the approval of our minority members and must rely on short-term financing from vendors or local banks, these financing arrangements may involve high interest rates or payment terms which could be unfavorable to us.

A summary of our financings from vendors and local banks in Latin America as of December 31, 2008 is as follows:

Type	Range of Interest Rates	Average Interest Rate	Balance
Vendor financing	5.7%-28.0%	7.7%	$17,603,913
Local bank borrowings	7.6%-28.0%	11.7%	22,591,334

			$40,195,247

The recent global economic crisis has caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit, equity and fixed income markets. These conditions not only limit our access to capital, but also make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and could cause U.S. and foreign businesses to slow spending on our products and services, which would delay and lengthen sales cycles. Furthermore, during challenging economic times our customers may face issues including:

•	the inability to obtain credit to finance purchases of our products;

•	customer insolvencies;

•	decreased customer confidence to make purchasing decisions;

•	decreased customer demand; and

•

decreased customer ability to pay their trade obligations. In addition, the recent economic crisis could adversely impact our suppliers’ ability to provide us with materials and components, either of which may negatively impact our business, financial condition and results of operations.

Our anticipated growth and expansion in Latin America has required significant use of our working capital, as well as the use of vendor financings and other forms of borrowings. Along with these investments, we have incurred significant expenses to fund our anticipated growth. We believe that in the event we experience revenue growth or expansion in 2009, we will need access and availability to our existing vendor financings and credit facilities and/or need to obtain additional financing and capital resources.

Our capital expenditures, together with ongoing operating expenses and obligations to service our debts, will likely decrease our available cash balances during the next fiscal year. We believe that our current level of working capital will be sufficient to sustain our current operations and service our debt obligations through at least January 1, 2010. However, there can be no assurance that the plans and actions proposed by management will be successful or that unforeseen circumstances will not require us to seek additional funding sources in the future or effectuate plans to conserve liquidity in the event additional sources of funds are needed or may not be available on acceptable terms, if at all. The current macro-economic conditions create risk and our ability to measure and react to these issues, as well as any issues that may arise as a result of the SIBL matter, will ultimately factor into our future success and ability to meet our business objectives and fulfill our business plan. In addition, if we are not able to sell our assets or our sources of revenue do not generate sufficient capital to fund operations, we will need to identify other sources of capital and/or we may be required to modify our business plan. Our inability to obtain needed debt and/or equity financing when needed or to generate sufficient cash from operations may require us to scale back our business plan and limit our planned growth and expansion activities, abandon projects and/or curtail capital expenditures. The current challenging economic conditions and the unusual events that have affected global financial markets may impair our ability to identify and secure other sources of capital. At this time, we cannot provide any assurance that other sources of capital will be available.

Off-Balance Sheet Arrangements

We lease space for operations; sales, marketing and customer support; and general and administrative purposes as well as machinery, vehicles, and network equipment under lease agreements that expire at various dates through December 2029. Certain leases have renewal options at reduced rates and provisions requiring us to pay maintenance, property taxes and insurance. Generally, all rental payments are fixed. For the years ended December 31, 2008 and 2007, the aggregate rent expense for all operating leases was $3,979,061 and $3,148,538, respectively. Future minimum commitments on the above agreements are as follows:

For the Year Ending December 31,	Related Party	Non-Related Party	Total
2009	$687,657	$3,485,414	$4,173,070
2010	164,613	2,214,651	2,379,265
2011	—	2,092,780	2,092,780
2012	—	1,719,207	1,719,207
2013	—	1,102,362	1,102,362
Thereafter	—	1,671,045	1,671,045

Total	$852,270	$12,285,459	$13,137,729

Impact of Inflation and Changing Prices

We prepared the consolidated financial statements and related financial data presented herein in accordance with U.S. GAAP, which require the measurement of financial position and operating results in terms of historical dollars. A portion of our business is conducted in countries in which inflation can have a material effect on the relative purchasing power of money over time. In addition, changes in foreign exchange rates relative to the U.S. dollar can affect the value of non-U.S. dollar net assets, revenues and expenses. As the majority of our revenue and cost of revenue is conducted in U.S. dollar denominations (or the then current foreign currency equivalent), we currently do not employ any strategies designed to reduce the impact of these fluctuations on our financial performance. The primary impact of inflation on our consolidated results of operations is increased sales, marketing and customer support costs as well as increased general and administrative costs. We do not believe this impact is material.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of eLandia International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of eLandia International, Inc. and Subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eLandia International, Inc. and Subsidiaries, as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with United States generally accepted accounting principles.

/s/  Marcum & Kliegman LLP

Marcum & Kliegman LLP

Melville, New York

April 1, 2009

eLandia International Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2008	December 31, 2007
ASSETS
Current Assets
Cash and Cash Equivalents	$37,991,884	$19,996,403
Short-Term Investments	8,157,104	—
Restricted Cash	6,277,374	—
Accounts Receivable, Net	72,037,287	37,989,729
Inventories, Net	16,669,569	15,459,834
Prepaid Expenses and Other Current Assets	7,847,841	3,709,582
Deposits with Suppliers and Subcontractors	2,348,528	4,048,402
Assets Held for Sale	—	18,118,148
Deferred Tax Asset - Current Portion, Net	976,195	1,162,347

Total Current Assets	152,305,782	100,484,445
Property, Plant and Equipment, Net	24,716,785	14,375,877
Deferred Tax Asset, Net	12,100	56,905
Telecommunications Licenses and Agreements	858,743	789,743
Customer Lists, Net	2,836,957	9,789,981
Contract Rights, Net	3,164,572	6,029,914
Trade Names, Net	8,151,122	1,944,583
Goodwill	30,502,160	12,922,962
Deferred Financing Costs, Net	18,372	2,076,651
Assets Held for Sale - Long-Term	—	5,693,205
VAT Receivable, Net	4,350,738	3,268,099
Other Assets	6,057,746	1,566,285

Total Assets	$232,975,077	$158,998,650

The accompanying notes are an integral part of these consolidated financial statements.

eLandia International Inc. and Subsidiaries

Consolidated Balance Sheets

(Continued)

	December 31, 2008	December 31, 2007
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$53,977,396	$30,677,949
Accrued Expenses	13,323,881	12,494,480
Lines of Credit	27,359,321	13,810,320
Long-Term Debt - Current Portion	22,331,381	10,259,876
Capital Lease Obligations - Current Portion	562,318	540,727
Income Taxes Payable	465,390	97,801
Customer Deposits	5,510,050	4,305,897
Deferred Revenue	4,612,374	2,187,656
Deferred Gain on Sale Leaseback – Related Party - Current Portion	257,397	277,227
Minority Interest Purchase Price Obligations - Current	1,320,000	—
Liabilities of Discontinued Operations	845,350	21,482,194
Other Current Liabilities	889,138	331,097

Total Current Liabilities	131,453,996	96,465,224

Long-Term Liabilities
Long-Term Debt, Net of Current Portion	1,071,157	394,158
Long-Term Debt - Convertible - Related Party (Net of Discount of $0 and $3,531,223 at December 31, 2008 and 2007, Respectively)	12,000,000	26,768,777
Capital Lease Obligations, Net of Current Portion	1,375,425	2,010,763
Accrued Interest - Related Party	—	2,594,775
Deferred Gain on Sale Leaseback - Related Party, Net of Current Portion	64,349	321,746
Minority Interest Purchase Price Obligations, Net of Current Portion	7,478,838	6,918,838
Liabilities of Discontinued Operations	1,500,000	5,374,827
Other Long-Term Liabilities	636,834	—

Total Long-Term Liabilities	24,126,603	44,383,884

Total Liabilities	155,580,599	140,849,108

Commitments and Contingencies

Minority Interest	5,146,637	1,339,647

Common Stock, Subject to Possible Redemption, 433,333 shares at Redemption Value	2,599,998	—

Stockholders’ Equity
Preferred Stock, $0.00001 Par Value; 35,000,000 Shares Authorized; 2,340,485 and 4,740,741 Shares Issued and Outstanding at December 31, 2008 and 2007, Respectively
Series A Convertible Preferred Stock, $0.00001 Par Value; 6,500,000 Shares Authorized; -0- Shares Issued and Outstanding at December 31, 2008 and 2007	—	—
Series B Convertible Preferred Stock, $0.00001 Par Value; 14,074,074 and 5,185,185 Shares Authorized; 2,340,485 and 4,740,741 Shares Issued and Outstanding at December 31, 2008 and 2007, Respectively. Liquidation preference of $15,798,273.	15,785,517	29,316,769
Common Stock, $0.00001 par value; 200,000,000 and 50,000,000 Shares Authorized; 41,301,932 and 17,029,315 Shares Issued and 40,739,432 and 17,029,315 Shares Outstanding at December 31, 2008 and 2007, Respectively (Less 433,333 Shares Subject to Possible Redemption at December 31, 2008)	402	170
Additional Paid-In Capital	151,963,772	48,668,422
Accumulated Deficit	(101,562,481)	(61,148,460)
Accumulated Other Comprehensive Income (Loss)	3,460,633	(27,006)

Total Stockholders’ Equity	69,647,843	16,809,895

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$232,975,077	$158,998,650

The accompanying notes are an integral part of these consolidated financial statements.

eLandia International Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Year Ended December 31,
	2008	2007
REVENUE
Product Sales	$146,591,069	$46,887,341
Services	64,032,286	38,714,320

Total Revenue	210,623,355	85,601,661

COSTS AND EXPENSES
Cost of Revenue – Product Sales	119,378,163	40,529,698
Cost of Revenue – Services	30,356,042	14,638,976
Sales, Marketing and Customer Support	34,970,359	11,741,546
General and Administrative (Includes $500,000 of Expense Pertaining to Earnout Provisions for Desca for Each of the Years Ended December 31, 2008 and 2007)	40,313,964	16,971,303
Depreciation and Amortization	4,763,750	2,946,405
Amortization – Intangible Assets	4,789,416	2,142,617

Total Operating Expenses	234,571,694	88,970,545

LOSS FROM OPERATIONS	(23,948,339)	(3,368,884)
OTHER (EXPENSE) INCOME
Interest Expense and Other Financing Costs (Including $2,798,189 and $4,200,728 for the Years Ended December 31, 2008 and 2007, Respectively, to a Related Party)	(6,429,947)	(5,070,678)
Interest Income	1,052,767	619,024
Other Income	73,499	(690,755)
Gain on Sale Leaseback - Related Party	277,227	336,718
Gain on Sale of Telecommunications License	—	1,842,875
Change in Value of Minority Interest Purchase Price Obligation	670,000	—
Foreign Exchange Transaction (Loss) Gain	(647,860)	149,986

Total Other Expense	(5,004,314)	(2,812,830)

NET LOSS BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST	(28,952,653)	(6,181,714)
Income Tax Expense	(2,027,749)	(795,906)
Minority Interest Expense	(1,287,403)	(1,084,158)

LOSS FROM CONTINUING OPERATIONS, NET OF INCOME TAXES	(32,267,805)	(8,061,778)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(14,110,968)	(29,387,907)

NET LOSS	$(46,378,773)	$(37,449,685)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED
Continuing Operations	$(1.07)	$(0.59)
Discontinued Operations	(0.47)	(2.14)

Net Loss per Common Share	$(1.54)	$(2.73)

Weighted Average Number of Common Shares Outstanding, Basic and Diluted	30,136,993	13,713,684

OTHER COMPREHENSIVE LOSS, NET OF TAX
Net Loss	$(46,378,773)	$(37,449,685)
Foreign Currency Translation Adjustment	3,487,639	(381,954)

Comprehensive Loss	$(42,891,134)	$(37,831,639)

The accompanying notes are an integral part of these consolidated financial statements.

eLandia International Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

	Peferred Stock - Series A $0.00001 Par Value		Peferred Stock - Series B $0.00001 Par Value		Common Stock $0.00001 Par Value		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCES- December 31, 2006	—	$—	—	$—	13,060,314	$130	$41,562,041	$(23,698,775)	$354,948	$18,218,344
Issuance of common stock to directors for services	—	—	—	—	27,000	—	112,590	—	—	112,590
Issuance of common stock to officer for services	—	—	—	—	54,001	1	225,184	—	—	225,185
Fair value of warrants issued to majority stockholder in connection with $25.3 million convertible promissory note	—	—	—	—	—	—	4,190,690	—	—	4,190,690
Fair value of warrants issued to majority stockholder in connection with $5.0 million convertible promissory note	—	—	—	—	—	—	857,461	—	—	857,461
Issuance of common stock in connection with acquisition of Latin Node	—	—	—	—	375,000	4	1,563,746	—	—	1,563,750
Fair value of warrants issued to majority stockholder in connection with $13.0 million debt financing	—	—	—	—	—	—	83,809	—	—	83,809
Issuance of common stock upon exercise of warrants	—	—	—	—	3,513,000	35	3,478	—	—	3,513
Issuance of preferred stock - series B	—	—	4,740,741	29,316,769	—	—	—	—	—	29,316,769
Issuance of warrants to related party	—	—	—	—	—	—	—	—	—	—
Stock based compensation	—	—	—	—	—	—	69,423	—	—	69,423
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(381,954)	(381,954)
Net loss	—	—	—	—	—	—	—	(37,449,685)	—	(37,449,685)

BALANCES — December 31, 2007	—	$—	4,740,741	$29,316,769	17,029,315	$170	$48,668,422	$(61,148,460)	$(27,006)	$16,809,895
Issuance of Common Stock Upon Exercise of Warrants	—	—	—	—	5,897,875	58	5,839	—	—	5,897
Issuance of Series B Convertible Preferred Stock	—	—	8,710,855	58,237,320	—	—	—	—	—	58,237,320
Conversion of Series B Convertible Preferred Stock to Common Stock	—	—	(11,111,111)	(71,768,572)	11,111,111	111	71,768,461	—	—	—
Accrued Interest Contributed to Capital by Majority Stockholder Upon Conversion of Long-Term Debt	—	—	—	—	—	—	4,109,775	—	—	4,109,775
Conversion of Long-Term Debt - Convertible - Related Party to Series A Preferred Stock	6,060,000	61	—	—	—	—	30,299,939	—	—	30,300,000
Unamortized Financing Costs and Note Discount Related to Long-Term Debt - Convertible - Related Party Charged to Capital Upon Conversion of Long-Term Debt	—	—	—	—	—	—	(4,726,451)	—	—	(4,726,451)
Conversion of Series A Convertible Preferred Stock to Common Stock	(6,060,000)	(61)	—	—	6,060,000	61	—	—	—	—
Issuance of Restricted Common Stock to Executive	—	—	—	—	187,500	2	(2)	—	—	—
Effect of Deconsolidation of Subsidiary	—	—	—	—	—	—	—	5,964,752	—	5,964,752
Foreign Currency Translation Adjustment	—	—	—	—	—	—	—	—	3,487,639	3,487,639
Common Stock Granted to Directors	—	—	—	—	20,298	—	65,763	—	—	65,763
Stock-Based Compensation	—	—	—	—	—	—	1,772,026	—	—	1,772,026
Net Loss	—	—	—	—	—	—	—	(46,378,773)	—	(46,378,773)

BALANCES -December 31, 2008	—	$—	2,340,485	$15,785,517	40,306,099	$402	$151,963,772	$(101,562,481)	$3,460,633	$69,647,843

The accompanying notes are an integral part of these consolidated financial statements.

eLandia International Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss from Continuing Operations	$(32,267,805)	$(8,061,778)

Adjustments to Reconcile Net Loss from Continuing Operations to Net Cash Used in Operating Activities:
Provision for Doubtful Accounts	802,833	852,941
Provision for Non-Collectible VAT Receivable	277,676	—
Goodwill Impairment Charge	630,802	—
Stock Based Compensation	1,837,789	407,198
Depreciation and Amortization	4,763,750	2,946,406
Amortization — Intangible Assets	4,789,416	2,142,617
Amortization of Deferred Financing Costs and Discount on Long-Term Debt	887,547	1,443,511
Gain on Extinguishment of Convertible Promissory Note - Related Party	—	(103,232)
Gain on Sale Leaseback — Related Party	(277,227)	(336,718)
Change in Value of Minority Interest Purchase Price Obligation	(670,000)	—
Foreign Currency Transaction Exchange Loss (Gain)	647,860	(149,986)
Deferred Income Taxes	243,538	(455,664)
Accrued Interest on Convertible Promissory Note — Related Party	1,515,000	2,594,775
Minority Interest in Net Income	1,287,403	1,084,158
Gain on Sale of Telecommunications License	—	(1,842,875)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(32,821,450)	(6,520,355)
Other Receivables	—	74,523
Inventories	917,971	2,020,369
Prepaid Expenses and Other Current Assets	(3,325,226)	3,688,361
Deposits with Suppliers and Subcontractors	906,247	(2,977,673)
VAT Receivable	(569,714)	—
Other Assets	(4,139,102)	151,291
Accounts Payable	17,031,384	(3,343,473)
Accrued Expenses	(4,008,623)	1,822,982
Income Taxes Payable	(175,300)	(741,852)
Customer Deposits	357,063	680,481
Deferred Revenue	2,092,991	853,218
Other Liabilities	855,348	(410,761)

TOTAL ADJUSTMENTS	(6,142,024)	3,880,242

CASH USED IN OPERATING ACTIVITIES	(38,409,829)	(4,181,536)

The accompanying notes are an integral part of these consolidated financial statements.

eLandia International Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Continued)

	For the Year Ended December 31,
	2008	2007
CASH FLOWS FROM INVESTING ACTIVITIES
Cash Acquired in Business Acquisitions (See Note 4)	852,234	19,325,963
Cash Paid for Acquisitions, Including Transaction Costs (See Note 4)	(7,161,365)	(21,682,702)
Purchases of Property and Equipment	(8,307,315)	(1,798,155)
Short-Term Investments	(8,157,104)	—
Restricted Cash	(6,408,798)	—
Acquisition of Telecommunications License	(69,000)	(130,400)
Note Receivable	—	(5,000,000)
Proceeds from Sale of Telecommunications License, Net of Selling Expenses	—	2,630,272

CASH USED IN INVESTING ACTIVITIES	(29,251,348)	(6,655,022)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Line of Credit, Net	16,251,036	2,430,624
Proceeds from Long-Term Debt	23,540,966	541,910
Principal Payments of Long-Term Debt	(15,928,540)	(330,524)
Principal Payments on Capital Leases	(635,815)	(317,400)
Proceeds from Sale of Series B Preferred Stock, Net of Issuance Costs	58,237,320	23,816,769
Financing Costs Paid — Series B Preferred Stock	(24,496)	—
Proceeds from Convertible Promissory Note — Related Party	12,000,000	27,000,000
Proceeds from Exercise of Warrants	5,897	3,513
Minority Interest Acquired	2,500,000	—
Dividends Paid to Minority Interest Holders	(531,808)	(761,839)
Financing Costs Paid — Convertible Promissory Note – Related Party	—	(1,900,000)
Proceeds from Secured Promissory Note - Related Party	—	5,500,000

CASH PROVIDED BY FINANCING ACTIVITIES	95,414,560	55,983,053

CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating Cash Flows	(1,933,040)	(6,596,933)
Investing Cash Flows	—	(26,388,870)
Financing Cash Flows	(6,913,494)	6,978,384

NET CASH USED IN DISCONTINUED OPERATIONS	(8,846,534)	(26,007,419)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(911,368)	(353,797)

NET INCREASE IN CASH	17,995,481	18,785,279
CASH — Beginning	19,996,403	1,211,124

CASH — Ending	$37,991,884	$19,996,403

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid During the Periods For:
Interest	$3,226,136	$639,467
Taxes	$2,674,280	$1,474,152

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Convertible Promissory Notes - Related Party to Series A Convertible Preferred Stock	$30,300,000	$—
Forgiveness of Accrued Interest on Convertible Promissory Notes	$4,109,775	$—
Deferred Financing Fees and Debt Discounts Converted to Capital	$4,726,451	$—
Conversion of Series A Convertible Preferred Stock to Common Stock	$30,300,000	$—
Conversion of Series B Convertible Preferred Stock to Common Stock	$71,768,572	$—
Redeemable Common Stock Issued for Acquisition of Transistemas	$2,599,998	$—
Issuance of Restricted Stock	$1	$—
Conversion of Amounts Payable into Promissory Notes	$4,000,000	$—
Effect of Deconsolidation of Subsidiary	$5,964,752
Adjustment to Goodwill Based on Allocation of Desca Purchase Price	$4,652,801	$—
Acquisition of Equipment with Issuance of Note Payable	$—	$2,051,030
Fair Market Value of Warrants Granted in Connection with Convertible Promissory Notes and Long-Term Debt
	$—	$5,048,151
Conversion of Secured Promissory Note to Series B Preferred Stock	$—	$5,500,000
Common Stock Issued for Acquisition of Latin Node	$—	$1,563,750
Conversion of Note Receivable to Investment in Desca	$—	$5,000,000

The accompanying notes are an integral part of these consolidated financial statements.

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1 – Organization and Business

eLandia International Inc., formerly known as eLandia, Inc. (“eLandia,” “Company,” “we,” “us,” and/or “our”), through its subsidiaries, sells information technology (“IT”) products and provides professional IT services including technology integration, managed services and education services, and offers telecommunications products and services in emerging markets, including Latin America and the South Pacific. The products and services we offer in each of these markets vary depending on the infrastructure, existing telecommunication and data communications systems and the needs of the local economy.

NOTE 2 – Liquidity, Financial Condition and Management’s Plans

We incurred a $23,948,339 loss from continuing operations and used $38,409,829 of cash in continuing operations for the year ended December 31, 2008. As of December 31, 2008, we have a $101,562,481 accumulated deficit and working capital of $20,851,786. In addition, our net loss for the year ended December 31, 2008, amounting to $46,378,773, includes a loss of $14,110,968 from discontinued operations.

Our net loss includes an aggregate of $16,736,387 of non-cash charges principally consisting of $9,553,166 of depreciation and amortization, $1,080,509 for the provision for doubtful accounts and non-collectible VAT receivable, $1,837,789 of stock based compensation, and a non-cash gain $670,000 for the change in the value of the minority interest purchase price obligation.

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

As more fully described in the accompanying notes to the consolidated financial statements, during the year ended December 31, 2008 we received net proceeds of $58,237,320 in connection with the issuance of Series B Convertible Preferred Stock to SIBL and $12 million of funding under a Bridge Loan Agreement with SIBL. In addition, in June 2008, SIBL converted $30.3 million of convertible promissory notes into our Series A Preferred Stock and then, ultimately, into common stock and in February 2009, SIBL converted $12.0 million of outstanding debt under a bridge loan agreement into our Series B Preferred Stock.

Management believes that our current level of working capital at December 31, 2008 will be sufficient to sustain operations through at least January 1, 2010. However, there can be no assurance that the plans and actions proposed by management will be successful or that unforeseen circumstances will not require us to seek additional funding sources in the future or effectuate plans to conserve liquidity. In addition, there can be no assurance that in the event additional sources of funds are needed they will be available on acceptable terms, if at all.

NOTE 3 – Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of eLandia and all of its’ majority owned subsidiaries, except for a certain subsidiary in bankruptcy (Note 6), the investment in which is recorded under the equity method of accounting because of a loss in control. All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements are presented in United States Dollars in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 52, “Foreign Currency Translation” (“SFAS 52”). The financial statements of our foreign operations are stated in foreign currencies, referred to as the functional currency except for Desca Holding, LLC, where the functional currency is the U.S. Dollar. Under SFAS No. 52, functional currency assets and liabilities are translated into the reporting currency, U.S. Dollars, using period end rates of exchange and the related translation adjustments are recorded as a separate component of accumulated other comprehensive income. Functional statements of operations amounts expressed in functional currencies are translated using average exchange rates for the respective periods. Remeasurement adjustments and gains or losses resulting from foreign currency transactions are recorded as foreign exchange gains or losses in the consolidated statement of operations.

In determining whether we are required to consolidate investee businesses, we consider both the voting and variable interest models of consolidation as required under Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R)

“Consolidation of Variable Interest Entities” (“FIN 46(R)”). Accordingly, we consolidate investee entities when we own less than 50% of the voting interests but, based on the risks and rewards of our participation have determined that we are the primary beneficiary, primary obligor or both of the variable interest entity.

We hold a 50% interest in Datec PNG Pty Limited (“Datec PNG”), over which we have management influence and guarantee a portion of Datec PNG’s debt. Due to our management influence, we consolidate Datec PNG within our consolidated financial statements under the FIN 46(R) consolidation model. Datec PNG provides technology products, Internet access services and IT solutions to large corporate organizations. Datec PNG has an overdraft facility account with a maximum borrowing limit of approximately $1.9 million. This overdraft facility account is secured by the assets of Datec PNG.

The following is a summary of certain financial data for Datec PNG as of December 31, 2008 and 2007:

	2008	2007
Revenue	$36,839,060	$34,331,566
Net income (after income tax expense and minority interest)	83,652	328,494
Total assets	24,399,012	21,954,646
Total liabilities	24,311,108	11,840,737

In addition, we have investments in businesses over which we have the ability to influence but not control operating and financial policies either through voting rights or financial and management participation. We use the equity method of accounting as prescribed under Accounting Principles Board Opinion (“APB”) No. 18, “The Equity Method of Accounting for Investments in Common Stock,” to account for the investments in these entities. Our investments in these businesses, as well as our proportionate share of income or loss related to these investments were insignificant to our results of operations for the years ended December 31, 2008 and 2007.

Reclassification

We have reclassified certain prior year amounts to conform to the current year’s presentation. These reclassifications have no effect on the financial position or results of operations reported as of and for the year ended December 31, 2007.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount of uncollectible accounts receivable, the valuation of VAT receivable, the valuation of minority interest purchase price obligation, the amount to be paid for the settlement of liabilities of discontinued operations, accrued expenses, the amount allocated to contract rights, customer lists, trade names and goodwill in connection with acquisitions, along with the estimated useful lives for amortizable intangible assets and property, plant and equipment, warrants granted in connection with various financing transactions, share based payment arrangements, and the percentage of completion with respect to production contracts in circumstances where the use of that accounting method is deemed to be appropriate.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect on the consolidated financial statements of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from our estimates.

Revenue Recognition

We generate revenue from product sales and services. The products and services that we offer in each of the geographic areas we serve vary depending on the infrastructure, existing telecommunication systems and the needs of the region. All revenue is recognized net of discounts, returns and allowances.

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. We enter into certain arrangements where we are obligated to deliver multiple products and/or services (multiple elements). In these arrangements, we generally allocate the total revenue among the elements based in the sales price of each element when sold separately (vendor specific objective evidence).

Revenues recognized in advance of amounts billable pursuant to contracts terms, based on work performed and/or services provided to date, are recorded as unbilled receivables in the accompanying consolidated balance sheet. Unbilled receivables are billable upon various events, including the attainment of performance milestones, delivery of equipment and/or services, or completion of the contract.

Products

Revenue generated from the sale of products is recorded when the products are delivered.

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

Information Technology Services

Professional IT services revenue includes professional consulting services pertaining to the planning, design, implementation, operation and optimization of our technology and telecommunications solutions as well as implementation of customized solutions such as application development, systems integration, training, maintenance and support. Revenue generated from professional consulting services is generally recognized as the services are rendered.

Revenue generated from professional IT services under periodic contracts such as maintenance and support services is generally recognized ratably over the term of the contract.

Telecommunications Services

Revenue generated from the provision of telecommunication services is recognized as the minutes we sell are used by our customers. We record payments received from customers in advance of usage as deferred revenue or customer deposits at the time payment is received.

Education Services

Revenue from education services is generated through the provision of talent development and technical certification courses via a comprehensive delivery platform that combines instructor lead training with e-learning and distance learning tools. Revenue generated from education services is generally recognized as the courses are completed and the certified testing services are rendered.

Production Type Contracts

From time to time, we enter into contracts that are accounted for using the percentage of completion method, as prescribed by SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue recognized on contracts in process are based upon estimated contract revenue and related total cost of the project at completion. The extent of progress toward completion is generally measured based on the ratio of actual cost incurred to total estimated cost at completion. Labor hours incurred is used as the measure of progress towards completion. Revisions to cost estimates as contracts progress have the effect of increasing or decreasing profits each period. Provisions for anticipated losses are made in the period in which they become determinable.

We did not have any significant production contracts in effect during the years ended December 31, 2008 and 2007.

Vendor Rebates

We have arrangements to receive cash or consideration from certain of our vendors, including rebates. In accordance with Emerging Issues Task Force (“EITF”) No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” the amounts received or credited from our vendors are recorded as a reduction of the prices paid for these products and, therefore, such amounts are reflected as a reduction of the cost of revenue. Vendor rebates are typically dependent upon reaching minimum sales thresholds. We evaluate the likelihood of reaching sales thresholds using past experience and current forecasts and, when rebates can be reasonably estimated, we record a portion of the rebate as progress is made toward the sales threshold.

We accrued approximately $1,493,000 and $1,600,000 of rebates due from a single vendor that is being accounted for as a reduction of accounts payable in the accompanying consolidated balance sheets at December 31, 2008 and 2007, respectively, in accordance with the provisions of FASB Interpretation No. (“FIN”) 39, “Offsetting of Amounts Related to Certain Contracts—An Interpretation of APB Opinion No. 10 and FASB Statement No. 105.”

Cash and Cash Equivalents

All highly liquid investments with an original maturity of 90 days or less when purchased are considered to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.

Concentration of Credit Risk

SFAS No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk,” requires disclosure of significant concentration of credit risk regardless of the degree of risk.

Financial instruments that potentially expose us to credit risk include cash and cash equivalents and short-term investments. These amounts are being held for use for future acquisitions and/or working capital needs. At times, our cash and cash equivalents and/or short-term investments may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. Our uninsured balances at December 31, 2008 amounted to approximately $46.8 million, of which approximately $33.6 million is held in U.S. institutions; approximately $4.3 million is held by Stanford Bank (Panama), S.A., an affiliate of SIBL; and approximately $8.9 million is held by other financial institutions located in Latin America and the South Pacific.

Short-Term Investments

All highly liquid investments that have an original maturity of greater than 90 days but less than one year at the date of purchase are classified as short-term investments. The carrying value of these instruments approximates their fair value. As of December 31, 2008, short-term investments consist of certificates of deposits, $4.0 million of which are held in U.S. institutions and $4.2 million of which are held by Stanford Bank (Panama), S.A., an affiliate of SIBL. These investments mature at various dates through June 2009 and earn interest at rates ranging from 3.1% to 5.6%.

Restricted Cash

As of December 31, 2008, we had approximately $6.3 million of restricted cash, of which approximately $5.1 million was used to collateralize a stand-by letter of credit for the benefit of one of our vendors and approximately $1.2 million of which was used to collateralize other debts and obligations.

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

Inventory

Inventory consists predominantly of finished goods inventory, inclusive of technology equipment, products and accessories. Inventory is carried at the lower of cost or net realizable value. Cost is based on a weighted average or first-in-first-out method. All expenditures incurred in acquiring inventory including transportation and custom duties are included in inventory. Reserves for obsolete inventory are provided based on historical experience of a variety of factors including sales volume, product life, and levels of inventory at the end of the period. Our reserve for obsolete inventory at December 31, 2008 and 2007 amounted to $1,289,833 and $915,377, respectively.

Deposits with Suppliers and Subcontractors

Deposits with suppliers and subcontractors mainly represent advance payments for the following:

•

Payments for installation work to be performed on specific projects. The remaining work to be performed on these projects, as well as any future payments to be made under these obligations do not represent material commitments or future obligations on our behalf;

•	Deposits required by suppliers due to our credit rating; and

•	Union Temporal Entity (“UTE”) deposits representing expenses incurred as a result of joint bids for Latin American projects. The bidding process generally ranges from six months to one year.

Value Added Tax

Certain of our operations are subject to Value Added Tax, or VAT, which is usually applied to goods and services purchased in the respective countries. In accordance with Emerging Issues Task Force No. 06-3, “How taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-3”), we account for VAT imposed on our goods and services on a net basis in the consolidated statements of operations. We are required to remit the VAT we collect to the tax authorities, but may deduct the VAT we have paid on eligible purchases. The VAT return is filed offsetting the payables against the receivables. At December 31, 2008 and 2007, the gross VAT receivable amounted to $5,636,513 and $4,276,198, respectively. The collection of the VAT receivable may extend over a period of up to two years. We review our VAT receivable for impairment whenever events or changes in circumstances indicate the carrying amount might not be recoverable. As of December 31, 2008 and 2007, we determined that a portion of the VAT receivable balance may not be recoverable and therefore we recorded a reserve of $1,285,775 and $1,008,099, respectively, which reduced the net VAT receivable to $4,350,738 and $3,268,099, respectively.

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

Goodwill

SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition or sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. We allocate goodwill to reporting units based on the reporting unit expected to benefit from the combination. We evaluate our reporting units on an annual basis and, if necessary, reassign goodwill using a relative fair value allocation approach.

Effective June 30, 2008, management made the decision and began to restructure the operations in certain specific South Pacific island nations (other than Fiji, Papua New Guinea and America Samoa). As a result of this decision, we undertook a review of the carrying amount of our goodwill as of June 30, 2008 and determined that the value of our goodwill related to certain specific South Pacific island nations had been impaired. Accordingly, we recorded an impairment charge of $630,802, which is included in general and administrative expenses in the accompanying consolidated statement of operations during the year ended December 31, 2008.

We will continue to evaluate goodwill for impairment, at least annually, in accordance with SFAS 142. Other than as set forth above, during the years ended December 31, 2008 and 2007, we did not identify any indication of goodwill impairment in our other reporting units.

Debt Financing Costs

Direct costs incurred in connection with issuing debt securities or entering into line of credit arrangements are recorded as deferred financing costs and are amortized as interest expense over the term of the related debt instruments or credit facility.

Convertible Instruments

We evaluate and account for conversion options embedded in our convertible instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”).

SFAS 133 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as freestanding derivative financial instruments in accordance with EITF 00-19. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of SFAS 133. SFAS 133 and EITF 00-19 also provide an exception to this rule when the host instrument is deemed to be conventional (as that term is described in the implementation guidance to SFAS 133 and further clarified in EITF 05-2, “The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19”).

We account for convertible instruments (when we have determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with the provisions of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features” (“EITF 98-5”) and EITF 00-27, “Application of EITF 98-5 to Certain Convertible Instruments” (“EITF 00-27”). Accordingly, when necessary, we record discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. Also when necessary, we record deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the financing transaction and the effective conversion price embedded in the preferred shares.

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

The conversion option included in our convertible notes, which were convertible into Series A Convertible Preferred Stock, was considered a conventional instrument as defined in EITF 05-2 (Note 17). Accordingly, these instruments met the scope exception prescribed under SFAS 133 that permits us to account for these conversion options as embedded derivatives. Accordingly, we accounted for these notes in accordance with EITF 98-5 and EITF 00-27.

Preferred Stock

We apply the guidance enumerated in SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”) and EITF Topic D-98, “Classification and Measurement of Redeemable Securities” (“Topic D-98”), when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value in accordance with SFAS 150. All other issuances of preferred stock are subject to the classification and measurement principles of Topic D-98. Accordingly, we classify conditionally redeemable preferred shares (if any), which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, we classify our preferred stock in stockholders’ equity.

Our preferred shares do not feature any redemption rights within the holders’ control or conditional redemption features not solely within our control as of December 31, 2008. Accordingly, all issuances of preferred stock are presented as a component of stockholders’ equity.

Common Stock Purchase Warrants and Derivative Financial Instruments

We account for the issuance of common stock purchase warrants and other freestanding derivative financial instruments in accordance with the provisions of EITF 00-19. Based on the provisions of EITF 00-19, we classify as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives us a choice of net-cash settlement or settlement in our own shares (physical settlement or net-share settlement). We classify as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside our control) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). We assess classification of our common stock purchase warrants and other freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

Our freestanding derivatives consist of warrants to purchase common stock that we issued in connection with various financing transactions. We evaluated these freestanding derivatives to assess their proper classification in the consolidated balance sheet as of December 31, 2008 and 2007 using the applicable classification criteria enumerated in EITF 00-19. We determined that none of our outstanding common stock purchase warrants, other than those issued in connection with the Laurus credit facility, which were cancelled in 2008, feature any characteristics permitting net cash settlement by the holders. Accordingly, these instruments have been classified in stockholders’ equity in the accompanying consolidated balance sheets as of December 31, 2008 and 2007. We determined that the common stock purchase warrants issued in connection with the Laurus credit facility had an assumed cash settlement feature. Accordingly, these derivatives were classified as liability instruments stated at fair value in the accompanying consolidated balance sheet as of December 31, 2007.

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

Advertising Costs

Advertising costs are expensed as they are incurred and are included in general and administrative expenses. Advertising costs for the years ended December 31, 2008 and 2007 amounted to approximately $2,030,357 and $959,068, respectively.

Acquisition-Related Costs

We adopted SFAS No. 141R, “Business Combinations” (“SFAS 141R”), effective January 1, 2009. In accordance with the provisions of SFAS 141R, acquisition-related costs incurred to effect a business combination, including finder’s fees, advisory, legal, accounting, valuation, and other professional or consulting fees, are accounted for as expenses in the periods in which the costs are incurred and the services are received. As of December 31, 2008, we have elected to expense all acquisition-related costs in connection with acquisitions that are in process, but have not yet closed. Such expense amounted to $139,513 for the year ended December 31, 2008 and is included in general and administrative expenses in the accompanying consolidated statements of operations. Prior to the adoption of SFAS 141R, acquisition-related costs, relating to acquisitions completed by December 31, 2008, were included in the cost of the acquired entity.

Share Based Payment Arrangements

We account for employee share based payment arrangements in accordance with the provisions of SFAS No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”). This statement is a revision of SFAS 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS No. 123(R) addresses all forms of share-based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123(R), SBP awards result in a cost that is measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will result in a charge to operations.

Income Taxes

Income taxes are accounted for under the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires the use of the “liability method” of accounting for income taxes. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and income tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is required if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. For United States income tax purposes, management concluded a full valuation allowance was appropriate at December 31, 2008 and 2007 due to operating losses incurred. Current income taxes are based on the respective periods’ taxable income for federal and state income tax reporting purposes.

Tax positions are measured under the provisions of FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48 (“FIN 48-1”), an amendment to FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). Under FIN 48-1, highly certain tax positions are determined based upon the likelihood of the positions sustained upon examination by the taxing authorities. The benefit of a tax position is recognized in the financial statements in the period during which management believes it is more likely than not that the position will be sustained. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets. Interest associated with unrecognized tax benefits is classified as interest expense and penalties that would be payable to the taxing authorities upon examination are classified in income tax expenses, if any, in the consolidated statements of operations.

Net Loss Per Share

We compute net loss per share in accordance with SFAS No. 128, “Earnings Per Share.” Under SFAS No. 128, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted net loss per share for the years ended December 31, 2008 and 2007 includes 28,125 and 125,000 warrants, respectively, with an exercise price of $.001 per share.

The computation of basic net loss per share for the years ended December 31, 2008 and 2007 excludes the following potentially dilutive securities because their inclusion would be anti-dilutive.

	2008	2007
Convertible Notes	—	6,060,000
Series B Preferred Stock	2,340,485	4,740,741
Common Stock Purchase Warrants	1,409,259	289,259
Non-Vested Restricted Stock	562,500	—
Stock Options	6,232,250	1,412,200

	10,544,494	12,502,200

Minority Interest

The minority interest in our consolidated financial statements represents the allocable portion of the entities which are not 100% owned by eLandia.

	December 31,
	2008	2007
Minority interest balance at beginning of year	$1,339,647	$1,335,920
Minority interest in connection with acquisitions	3,466,658	(189,783)
Increase in minority interest resulting from results of operations	1,287,403	1,084,158
Dividends paid	(531,808)	(761,839)
Foreign currency translation adjustment	(415,263)	(128,809)

Minority interest balance at end of year	$5,146,637	$1,339,647

In 2008 we acquired the remaining minority interest of one of our subsidiaries in Latin America for $449,252 in cash. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”). Since we were the majority shareholder prior to the acquisition of the minority interest portion, the assets, liabilities and results of operations were already included in our consolidated financial statements.

Fair Values

We have determined the estimated fair value amounts presented in these consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the consolidated financial statements are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. We have based these fair value estimates on pertinent information available as of December 31, 2008. As of December 31, 2008, the carrying value of all financial instruments approximates fair value.

Foreign Currency Translation and Remeasurement

The consolidated financial statements are presented in United States Dollars in accordance with SFAS 52. The financial statements of our foreign operations are stated in foreign currencies, referred to as the functional currency except for Desca Holding, LLC, where the functional currency is the U.S. Dollar. Under SFAS No. 52, functional currency assets and liabilities are translated into the reporting currency, U.S. Dollars, using period end rates of exchange and the related translation adjustments are recorded as a separate component of accumulated other comprehensive income. Functional statements of operations amounts expressed in functional currencies are translated using average exchange rates for the respective periods. Remeasurement adjustments and gains or losses resulting from foreign currency transactions are recorded as foreign exchange gains or losses in the consolidated statement of operations.

Comprehensive Loss

Other comprehensive loss includes all changes in stockholders’ equity during a period from non-owner sources and is reported in the consolidated statement of stockholders’ equity. To date, other comprehensive loss consists of changes in accumulated foreign currency translation adjustments during the years.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R will have an impact on the accounting for any businesses acquired after the effective date of this pronouncement.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. This FSP is effective for financial statements issued for fiscal years beginning after December 31, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We do not expect the adoption of this pronouncement to have a material impact on our consolidated financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles on the United States. SFAS 162 is effective November 15, 2008. The adoption of this pronouncement did not have a material impact on our consolidated financial position or results of operations.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“APB Opinion No. 14”). Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are in the process of determining the impact FSP APB 14-1 will have on our consolidated financial statements.

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

In June 2008, the FASB issued EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument, or embedded feature, is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuations. EITF 07-5 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We are in the process of evaluating the impact of EITF 07-5 on our consolidated financial position and results of operations.

In September 2008, the FASB issued EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement” (“EITF 08-5”). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective for the first reporting period beginning after December 15, 2008. The adoption of EITF 08-5 is not expected to have a material impact on our consolidated financial position and results of operations.

In September 2008, the FASB issued EITF Issue No. 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary” (“EITF 08-8”). EITF 08-8 addresses the determination of whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary, is indexed to the reporting entity’s own stock and therefore should not be precluded from qualifying for the first part of the scope exception in paragraph 11(a) of SFAS No. 133 or being with the scope of EIF No. 00-19. EITF 08-8 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The adoption of EITF 08-4 is not expected to have a material impact on our consolidated financial position and results of operations.

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

NOTE 4 – Acquisitions

Latin Node

On February 16, 2007, we entered into a Preferred Stock Purchase Agreement with Latin Node (the “Latin Node Stock Purchase Agreement”), a wholly-owned subsidiary of Retail Americas VoIP, LLC (“Retail”), a Delaware limited liability company, pursuant to which we agreed to purchase 8,000,000 shares of Series A Preferred Stock of Latin Node for an aggregate price of $26,818,835 (including $600,000 paid to Stanford Group Company, an affiliate of SIBL, (“SGC”) as an advisory fee and $116,677 of other capitalized acquisition costs). The Latin Node Series A Preferred Stock is convertible into Latin Node common shares, in whole or in part, at a conversion price of $2.50 per share which represents 80% of the issued and outstanding shares of common stock of Latin Node.

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

The purchase price consideration we issued in exchange for the Latin Node Series A Preferred Stock amounted to $26,818,835, and includes (i) $24.5 million for the cancellation of the Latin Node Note receivable (ii) $1,563,750 for the fair value of 375,000 shares of eLandia common stock (fair value of $4.17 per share), plus (iii) $716,677 of direct acquisition costs paid in cash.

Latin Node provided advanced telecommunications services to customers located in or communicating with South and Central America and, in some cases, Europe, using voice over Internet protocol, or VoIP, technology. The acquisition, which was subject to certain regulatory approvals (specifically approval by the FCC) was completed on June 28, 2007. As described in Note 19, subsequent to the completion of this acquisition, we identified certain matters during our investigation of the Foreign Corrupt Practices Act (“FCPA”) matter that resulted in changes to the valuation of the acquired business and the purchase price allocation that we recorded as of June 28, 2007, the effective date of the acquisition.

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

We believe that the alleged misrepresentations we identified during the course of our investigation of the FCPA Matter (Note 19) have nullified Retail’s put right, which was exercisable two years from the date of the acquisition. In addition, the shares underlying such put rights, if exercised would have been held in an escrow account for a period of up to one year following the date of exercise or upon the expiration of Retail’s warranty period. We have retained the right to obligate Retail to exchange all of its Latin Node common stock under the call right provided for in the stockholders agreement.

As part of the acquisition, we initially recorded the minority interest as a non-current liability in Latin Node’s acquisition date balance sheet (of June 28, 2007). We originally determined that the fair value of the long-term minority interest purchase obligation amounted $4,003,824 as part of the original purchase price allocation. This amount represented the present value of our estimated future cost of acquiring the remaining 20% of the issued and outstanding shares of common stock of Latin Node in June of 2009. The fair value of this liability was subsequently reduced to $896,857 effective as of June 28, 2007 due to the $20,626,802 write-off of the purchase price that was recorded as a result of the matters we identified in the course of our internal investigation of the FCPA Matter and the related management restructuring (Note 19).

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

As more fully described in Note 6, we formally committed to a plan to dispose of our Latin Node operations and began a search for potential buyers on January 28, 2008. As more fully described in Note 19, we filed an assignment for the benefit of creditors on June 12, 2008.

Desca

On October 2, 2007, eLandia, Desca Holding, LLC, eLandia/Desca Holdings, LLC (“Desca”) (f/k/a Bella Durmiente, LLC), and Jorge Enrique Alvarado Amado, Chief Executive Officer of Desca (“Alvarado”), executed a Unit Purchase Agreement, pursuant to which we agreed to purchase Series A Preferred Units of Desca for an aggregate purchase price of $26 million, which units represented 70% of the issued and outstanding membership interests of Desca. Upon the closing of the Unit Purchase Agreement, Alvarado concurrently agreed to contribute all of his membership interests in Desca Holding to Desca so that at the time of closing, Desca would own all of the outstanding membership interests of Desca Holding.

Desca is a provider of IT services and business solutions for large and medium sized companies (local and regional) operating in Latin America.

Effective October 2, 2007, we concurrently entered into a Credit Agreement with Desca, pursuant to which we loaned to Desca the principal sum of $5,000,000. The loan, which was evidenced by a secured promissory note bearing interest at an annual rate of 10% was to mature, subject to earlier payment under certain circumstances, no later than June 30, 2008. The loan was secured by substantially all of the assets of Desca, as well as the pledge by Desca of all shares of the capital stock of Desca, Corp., a Florida corporation, held by Desca, representing a 90% interest in such corporation. In addition, the loan was secured by the pledge of 100% of the membership interests and other rights, title and interests in Desca currently held by Alvarado. The loan was also personally guaranteed Alvarado.

The proceeds of the loan to Desca were used solely for the following purposes:

(i)	to repay a loan of approximately $250,000 payable by Desca, Corp. to Regions Bank;

(ii)	to pay deposits, issue standby letters of credit and make any other ordinary course of business payments necessary to satisfy Desca’s customer purchase orders; and

(iii)	for working capital purposes.

Effective November 20, 2007, we entered into an amendment to the Unit Purchase Agreement at which time we consummated our acquisition of Desca. Pursuant to the terms of the amendment, certain conditions precedent to closing our acquisition of Desca were waived including the requirement to complete our ongoing investigation of the FCPA matter described in Note 19. Also pursuant to the amendment, the $26 million payment of the purchase price to Desca was modified to provide for the payment of $14,000,000 at closing, including the conversion of the $5,000,000 note under Desca credit agreement and $12,000,000 to be paid prior to December 28, 2007, at which point we would own 70% of the outstanding units of Desca.

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

We account for contingent consideration payable to sellers of acquired businesses in accordance with the provisions of SFAS No. 141 paragraphs 25-34 and EITF 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination,” to ensure that we account for any post combination payments made to sellers of acquired businesses as either additional purchase consideration or compensation based upon the (i) economic form of the transaction and (i) subsequent involvement (if any) of the sellers in the business on a post combined basis. As it relates to our acquisition of Desca, any payments due to Alvarado under the terms of the Amended Unit Purchase Agreement will be recorded as compensation expense.

Desca achieved the performance targets during the first quarter of 2008 and the fourth quarter of 2007. Accordingly, we made two payments of $500,000 each to Alvarado in February 2008 and July 2008 that have been recorded in general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2008 and 2007.

Unless converted earlier by us, each Series A Preferred Unit will convert into one common unit on the third anniversary of the closing of the Unit Purchase Agreement. We financed this acquisition by selling our Series B Preferred Stock for an aggregate selling price of $35.0 million to SIBL (see Note 21).

Our initial purchase price allocation included an estimated value of $7,794,907 for customer bases, $4,000,000 for contract rights, $2,000,000 for trade names and $6,918,838 for a minority interest purchase obligation. As of December 31, 2008, the final purchase price allocation is as follows:

Consideration Paid:
Cash Paid	$26,000,000
Transaction Expenses	682,702

Total Consideration	$26,682,702

Allocated To:
Total Current Assets	$66,297,137
Property, Plant and Equipment	4,507,014
Other Assets	3,074,775
Current Liabilities	(55,891,421)
Long-Term Liabilities	(283,673)

Net Tangible Assets	17,703,832
Value of Excess of Purchase Price Over Net Assets Acquired Allocated to:
Customer Base	673,000
Contract Rights	1,535,000
Trade Names	6,750,000
Goodwill	9,489,708
Minority Interest Purchase Obligation	(9,468,838)

$26,682,702

Concurrent with the closing of our investment in Desca, we entered into a Limited Liability Company Agreement with Alvarado. This agreement governs the relationship between the members of Desca and provides, among other things, for a put and call right pursuant to which (a) Alvarado may require that we purchase his interest in Desca for a cash purchase price calculated in accordance with this agreement, or (b) we can require that Alvarado sell us his interest in Desca for a cash purchase price calculated in accordance with this agreement. As a result of these put and call rights and obligations, we have consolidated 100% of Desca and have not recorded any minority interest. As part of the acquisition, we recorded a minority interest purchase obligation in the amount of $9,468,838, which represents the value of our estimated future cost of acquiring the remaining 30% of the outstanding ownership units of Desca. Of this amount, $1,320,000 has been classified as a current liability.

In addition, if, as of November 20, 2008 (the “Buyback Date”), the market capitalization of eLandia was less than $50,000,000, Alvarado could, for a period of thirty days following the Buyback Date, have the right to buyback (the “Buyback Right”) from eLandia all of the Series A Preferred Units currently held by eLandia (the “Buyback Units”) for a purchase price equal to the greater of (i) the product of (A) the Buyback Units and (B) the Fair Market Value per Unit of the Series A Preferred Units as of the Buyback Date, or (ii) $38,100,000 (the “Buyback Consideration”). The right expired unexercised by Alvarado as of December 31, 2008.

A portion of the consideration ultimately paid for the acquisition of Desca included the issuance of 1,150,000 shares of our common stock to Alvarado or, at his option, the cash equivalent. We recorded a minority interest purchase obligation for the value of the stock appreciation rights (“SARs”) and a charge for the change in the value of the SARs based on the change in value of the trading price of our common stock at each reporting period. As more fully described in Note 5, on September 30, 2008, Alvarado contributed his SARs to Desca valued at $3 million in connection with Desca’s $10 million capital call and Desca, in turn, sold these SARs to eLandia in exchange for a $3 million promissory note. Accordingly, at September 30, 2008, we reduced the value of the minority interest purchase obligation in connection with the SARs to zero. At September 30, 2008 we increased the minority interest purchase obligation in connection with the capital call in the amount of $3 million.

Transistemas S. A.

On May 23, 2008, we entered into a Sale and Purchase Agreement with Jaime Wray and Martin Enrico Wray pursuant to which we agreed to purchase 100% of all of the common stock of Transistemas S.A for an aggregate purchase price of $5,293,146.

Transistemas operates in Argentina as a network and system integrator, under a similar business model as Desca. We acquired Transistemas to further our expansion plans in Latin America and increase shareholder value.

As more fully described in Note 20, concurrent with the closing of our investment in Transistemas, we entered into a Put/Call Agreement with the former owners of Transistemas.

The aggregate purchase price, including $395,800 of direct acquisition costs paid in cash, amounted to $5,688,946. The purchase price allocation is preliminary and subject to revision as more detailed analyses are completed and additional information about the fair values of assets acquired and liabilities assumed become available. The total amount allocated to goodwill, none of which is deductible for tax purposes, was $1,536,570. Any change in the estimated fair value of the net liabilities assumed could change the amount of the purchase price allocable to goodwill. The allocation of the purchase price is summarized as follows:

Consideration Paid:
Cash Paid	$2,693,148
Fair Value of Common Stock (433,333 shares)	2,599,998
Transaction Expenses	395,800

Total Consideration	$5,688,946

Allocated To:
Total Current Assets	$6,344,393
Property, Plant and Equipment	383,851
Other Assets	218,853
Current Liabilities	(7,762,899)

Net Liabilities Assumed	(815,802)

Value of Excess of Purchase Price Over Net Liabilities Assumed Allocated To:
Customer Base	373,251
Contract Rights	851,323
Trade Names	3,743,604
Goodwill	1,536,570

$5,688,946

The acquisition of Transistemas was accounted for under the purchase method of accounting. Accordingly, the consolidated financial statements include the results of operations of Transistemas from the effective date of acquisition of July 1, 2008 through December 31, 2008.

Other Acquisitions

We made two acquisitions during 2008: (1) Center of Technology Transfer Corporation (“CTT”), an education services integrator in information and communications technologies, business skills and best practices in Latin America and, (2) Pac-Rim Redeployment, LLC (“PRR”) and American Samoa Hawaii Cable, LLC (“ASHC”), a company formed for the redeployment and operation of an undersea fiber optic cable system providing telecommunications and internet services to American Samoa. The total aggregate consideration was $2,787,742, net of cash acquired. In addition, we acquired the remaining minority interest of one of our Desca subsidiaries in Latin America for $449,252 in cash.

The acquisitions of Transistemas, CTT, PRR and ASHC were accounted for using the purchase method of accounting in accordance with SFAS No. 141. Accordingly, the net assets were recorded at their estimated fair values on the effective date of their respective acquisitions. The consolidated statements of operations include the results of operations from the effective date of their respective acquisitions through December 31, 2008. The purchase price allocation for these acquisitions is preliminary and subject to revision as more detailed analyses is completed and additional information about fair value of assets and liabilities becomes available. Any change in the estimated fair values of the net assets acquired could change the amount of the purchase price allocable to goodwill.

The following unaudited consolidated pro forma information gives effect to the acquisitions of Desca, Transistemas, CTT, PRR and ASHC as if these transactions had occurred on January 1, 2007. The following pro-forma information is presented for illustration purposes only and is not necessarily indicative of the results that would have been attained had the acquisition of these businesses been completed on January 1, 2007, nor are they indicative of results that may occur in any future periods.

	2008	2007
Revenues	$225,962,199	$189,107,526
Loss from Operations	$(26,169,384)	$(3,140,908)
Net Loss from Continuing Operations	$(34,066,795)	$(10,330,333)

Basic and Diluted Loss from Continuing Operations per Share	$(1.13)	$(0.73)
Weighted Average Shares Outstanding - Basic and Diluted	30,353,660	14,147,017

NOTE 5 – Desca Capital Call

On September 30, 2008, Desca requested a capital call from its members in the aggregate amount of $10 million. The proceeds from the capital call were used to fund Desca’s working capital needs. Pursuant to the capital call, as the 70% owner of Desca, we contributed $7 million in the form of $4,705,500 in cash and $2,294,500 evidenced by capital contributions from previous advances and loans made to Desca. Alvarado, as the 30% owner of Desca, contributed 1,150,000 SARs in eLandia valued at $3 million. Desca subsequently sold these SARs to eLandia in exchange for a $3 million promissory note, bearing interest at an annual rate of 10% and maturing on September 30, 2011.

We also issued to Alvarado warrants to purchase an aggregate of 1,150,000 shares of our common stock at an exercise price of $3.08 per share. The warrants are exercisable on the earlier of (i) receipt of a put consideration from Alvarado, (ii) receipt of a call from eLandia or (iii) December 31, 2012. If the warrants are exercised pursuant to (i) or (ii) above, the exercise price for the warrants due to the Company will be deducted from the balance of the put or call consideration required to be paid pursuant to the Limited Liability Company Agreement of Desca.

The fair value of the warrants issued to Alvarado, amounting to $883,200, was determined using the Black-Scholes option pricing model at $0.77 per warrant utilizing the following assumptions:

Contractual term	4 years
Expected volatility	55%
Risk-free interest rate	4.00%
Expected dividend yield	0.00%
Exercise price	$3.08
Market price	$2.09

NOTE 6 – Deconsolidation of Subsidiary and Discontinued Operations

Our discontinued operations are comprised of our investment in Latin Node and certain eLandia predecessor companies that no longer conduct any operations.

On January 28, 2008, we formally committed to a definitive plan to dispose of our Latin Node operations and began a search for potential buyers. Accordingly, as of that date, the assets, liabilities and results of operations were classified as discontinued operations in our consolidated financial statements.

As more fully described in Note 19, on June 12, 2008, Latin Node filed for an assignment for the benefit of creditors in the 11th Judicial Circuit in and for Miami-Dade County, Florida, whereby all of the assets of Latin Node were transferred to an assignee. We continued to reflect the assets, liabilities and results of operations of Latin Node under the consolidation method of accounting because we were deemed to be the principal secured creditor under the assignment for the benefit of creditors and, as such, were entitled to receive all of the proceeds from any asset sales after the payment of the costs of administration. On November 18, 2008, we reached a settlement agreement regarding Latin Node’s final assets. In accordance with SFAS No. 94, “Consolidation of All Majority-owned Subsidiaries” and APB 18, once our control over Latin Node was effectively lost on

November 18, 2008, we deconsolidated Latin Node and began using the equity method of accounting for the investment. As such, under the equity method of accounting, we recognized our proportionate share of losses in our investment in Latin Node through the date of change in control in the amount of $14,236,647. In addition, we recorded $5,964,752 for the effect of the deconsolidation of Latin Node as a decrease in accumulated deficit.

As of December 31, 2008, Latin Node had zero remaining assets and had $21.1 million of remaining liabilities, consisting of $16.2 million due to us and trade accounts payable totaling $4.9 million. The following table contains the results of operations for Latin Node for the period from January 1, 2008 through November 18, 2008 (there was no activity between November 18, 2008 and December 31, 2008):

For the Period from January 1, 2008 through November 18, 2008
Revenue	$30,837,576
Cost of Revenue	(30,058,140)
Sales, Marketing and Customer Support	(354,109)
General and Administrative Expenses	(10,280,974)
Depreciation and Amortization	(1,256,531)
Interest Expense, net	(802,659)
Other (Loss) Income	(2,321,810)

Loss from Discontinued Operations	$(14,236,647)

Also as more fully described in Note 19, on June 27, 2008, we filed an action against Jorge Granados, former Chief Executive Officer of Latin Node, individually and Retail Americas VoIP, LLC, as amended. The final count of the Amended Complaint is for specific performance with respect to our demand of the escrow agent to return the 375,000 shares of our common stock issued in connection with our acquisition of Latin Node, valued at $4.17 on the date of acquisition. These shares were returned to us on January 6, 2009 and were cancelled on that date.

A summary of our assets and liabilities from discontinued operations as of December 31, 2008 and 2007 and our results of discontinued operations for the years ended December 31, 2008 and 2007 is as follows:

Assets Held for Sale

	As of December 31,
	2008	2007
Cash	$—	$1,143,280
Accounts Receivable, net	—	15,252,969
Inventory, net	—	7,842
Prepaid Expenses	—	268,340
Deposits with Suppliers	—	1,445,717

Assets Held for Sale—Current	$—	$18,118,148

Property, Plant and Equipment, net	$—	$4,039,155
Deferred Financing Costs	—	988,177
Other Assets	—	665,873

Assets Held for Sale—Long-Term	$—	$5,693,205

Liabilities from Discontinued Operations

	As of December 31,
	2008	2007
Accounts Payable	$48,091	$11,797,431
Accrued Expenses	287,259	5,025,053
Accrued FCPA Liability	500,000	—
Line of Credit	—	871,169
Long-Term Debt—Current Portion	—	1,375,000
Capital Lease Obligations—Current Portion	10,000	1,269,926
Customer Deposits	—	249,135
Deferred Revenue	—	436,164
Other Current Liabilities	—	458,316

Liabilities from Discontinued Operations—Current	$845,350	$21,482,194

Long-Term Debt	$—	$3,925,071
Capital Lease Obligations	—	552,901
Accrued FCPA Liability	1,500,000	—
Minority Interest Purchase Obligation	—	896,855

Liabilities from Discontinued Operations—Long-Term	$1,500,000	$5,374,827

Results of Discontinued Operations

	For the Year Ended December 31,
	2008	2007
Revenue	$—	$68,497,304
Cost of Revenue	—	(62,612,171)
Sales, Marketing and Customer Support	—	(2,291,141)
General and Administrative Expenses	—	(6,939,833)
Portion of Purchase Price Charged Upon Acquisition of Latin Node	—	(20,626,802)
Loss from Investment in Latin Node	(14,236,647)	—
Write Off of Telecommunications Licenses	—	(2,953,749)
Depreciation and Amortization	—	(1,393,561)
Amortization – Intangible Assets	—	(332,251)
Interest Expense, net	—	(582,970)
Other Income (Expense)	125,679	(152,733)

Net Loss From Discontinued Operations	$(14,110,968)	$(29,387,907)

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

AST Telecom, LLC

In December 2007, the Board of Directors approved former management’s proposal to dispose of AST Telecom, LLC (“AST”), which is one of our subsidiaries that principally conducts operations in American Samoa providing wireless coverage and Internet access. Based on a written agreement with a prospective buyer, we expected to complete the disposal within one year from the date of such approval. As such, the results of these activities were classified as discontinued operations as of December 31, 2007. The proposed sale did not occur and, during the quarter ended June 30, 2008, we determined that AST no longer met the requirements for classification as an asset held for sale under SFAS No. 144. Accordingly, the December 31, 2007 consolidated financial statements have been recast to no longer classify AST as discontinued operations.

NOTE 7 – American Samoa Undersea Cable Transaction

On May 22, 2008, eLandia Technologies, Inc., our wholly-owned subsidiary (“ETI”), entered into two limited liability company agreements relating to the redeployment and operation of an undersea fiber optic cable system to provide telecommunications and internet services to American Samoa.

ETI initially owned 40% of the equity interests in PRR, which was formed to acquire a portion of the Pac-Rim East undersea fiber optic cable that runs between New Zealand and Hawaii (the “PRE Cable”) and to redeploy a portion of the PRE Cable from Pago Pago, American Samoa to Keawaula, Oahu, Hawaii (the “ASH Cable”) and to redeploy, subject to business justification, a portion of the PRE Cable from Pago Pago, American Samoa to Apia, Independent State of Samoa (the “ISS Cable”). ETI also initially owned 26 2/3% of the equity interests in ASHC, which was formed to acquire, maintain and operate the PRE Cable and ASH Cable. The cost of the acquisition, construction and related costs of the project are estimated at $24 million.

The acquisition of the PRE Cable and its redeployment will be funded by third party financing and contributions by the American Samoa Government (“ASG”), which is a 33% member of ASHC. ASG has committed to contribute $9 million for their investment in ASHC. As of December 31, 2008, ASG has contributed $3 million. The remaining $6 million will be contributed by ASG upon obtaining third party financing and the achievement of certain milestones related to the deployment of the PRE Cable, as defined in the limited liability agreement. In February 2009, ASG contributed an additional $3 million as a result of obtaining third party financing. Operation and maintenance of the ASH Cable will be funded primarily through telecommunications and internet services contracts. AST has contractually committed to utilizing a portion of the fiber optic cable capacity to be provided by the ASH Cable.

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

On August 8, 2008, ETI purchased the 40% membership interests of another partner in PRR and the 26 2/3% membership interests from the same partner in ASHC for an aggregate cash consideration of $681,114.

As of December 31, 2008, ETI owns 80% of the membership interests in PRR and 53.34% of the membership interests in ASHC.

NOTE 8 – Restructuring of the South Pacific

Effective June 30, 2008, management made the decision and began to restructure the operations in certain specific South Pacific island nations (other than Fiji, Papua New Guinea and America Samoa). As a result of this decision, in July 2008, we sold our operations located in Queensland, Australia for proceeds of approximately $1.2 million, resulting in a gain of approximately $364,000. The gain is included in other income in the accompanying consolidated statements of operations for the year ended December 31, 2008.

NOTE 9 – Accounts Receivable

Accounts receivable at December 31, 2008 and 2007 is comprised of:

	2008	2007
Accounts Receivable	$74,578,724	$40,017,424
Allowance for Doubtful Accounts	(2,541,437)	(2,027,695)

	$72,037,287	$37,989,729

The change in allowances for doubtful accounts for the years ended December 31, 2008 and 2007 is as follows:

	2008	2007
Balance of allowance for doubtful accounts at beginning of year	$2,027,695	$1,174,754
Provision for bad debt for the years then ended	802,833	852,941

	2008	2007
Amounts written off during the years then ended	(289,091)	—

Balance of allowance for doubtful accounts at end of year	$2,541,437	$2,027,695

Included in accounts receivable is $13,647,677 and $2,618,974 of unbilled receivables at December 31, 2008 and 2007, respectively. We utilize a portion of our accounts receivable to collateralize certain debt.

NOTE 10 – Deferred Financing Costs

Deferred financing costs, which include cash and the fair value of common stock purchase warrants issued to placement agents and others as fees for providing advisory services and facilitating debt financing transactions, are summarized as follows:

	$25.3 Million Convertible Note	$5.0 Million Convertible Note	Bridge Loan	Total
Costs of Financing Acquired in 2008
Cash	$—	$—	$24,496	$24,496
Fair Value of Common Stock Purchase Warrants	—	—	—	—

Total	$—	$—	$24,496	$24,496

Costs of Financing Acquired in 2007
Cash	$1,400,000	$500,000	$—	$1,900,000
Fair Value of Common Stock Purchase Warrants	558,728	139,682	—	698,410

Total	$1,958,728	$639,682	$—	$2,598,410

	$25.3 Million Convertible Note	$5.0 Million Convertible Note	Bridge Loan	Total
Gross Value at December 31, 2008	$—	$—	$24,496	$24,496
Accumulated Amortization at December 31, 2008	—	—	(6,124)	(6,124)

Net Value at December 31, 2008	$—	$—	$18,372	$18,372

Gross Value at December 31, 2007	$1,958,728	$639,682	$—	$2,598,410
Accumulated Amortization at December 31, 2007	(428,472)	(93,287)	—	(521,759)

Net Value at December 31, 2007	$1,530,256	$546,395	$—	$2,076,651

As more fully described in Note 17, on November 21, 2007, SIBL cancelled the original common stock purchase warrants issued in connection with the $25.3 million and $5.0 million convertible note financing transactions and replaced them with new warrants of equivalent fair value. We did not make any adjustments to the carrying amount of the deferred financing fees nor did we deem it necessary to record any additional charges upon our issuance of the replacement warrants since such replacement securities had the same fair value at the date of issuance as the original warrants. In addition, in connection with the conversion of the aggregate principal amount of $30.3 million outstanding under the convertible notes into our Series A Preferred Stock (ultimately common stock), the net balance of deferred financing fees related to these loans in the amount of $1,751,850 was charged to additional paid in capital on June 30, 2008.

NOTE 11 – Goodwill

Goodwill represents the excess purchase price paid over the cost of net assets acquired in business combinations accounted for under the purchase method of accounting. Changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 were as follows:

	Latin America	South Pacific	Total
Balance at January 1, 2007	$—	$12,741,801	$12,741,801
Foreign currency translation effect	—	181,161	181,161

Balance at December 31, 2007	—	12,922,962	12,922,962

Acquisitions in 2008	6,599,079	—	6,599,079
Allocation of acquisition purchase price	9,489,708	—	9,489,708
Impairment charge	—	(630,802)	(630,802)
Foreign currency translation effect	—	2,121,213	2,121,213

Balance at December 31, 2008	$16,088,787	$14,413,373	$30,502,160

As described in Note 3, we performed an impairment test of goodwill at June 30, 2008 and determined that the value of our goodwill related to certain South Pacific island nations had been impaired. Accordingly, we recorded an impairment charge of $630,802 in the accompanying consolidated statement of operations during the year ended December 31, 2008.

NOTE 12 – Intangible Assets

Intangible asset values and the related accumulated amortization are as follows:

	Definite Life Assets			Indefinite Life Assets
	Customer Lists	Contract Rights	Trade Names	Telecommunications Licenses and Agreements
Gross Value at December 31, 2007	$10,813,907	$8,724,000	$2,000,000	$789,743
Accumulated Amortization at December 31, 2007	(1,023,926)	(2,694,086)	(55,417)	—

Net Value at December 31, 2007	$9,789,981	$6,029,914	$1,944,583	$789,743

Gross Value at December 31, 2008	$4,516,408	$8,100,066	$10,493,604	$858,743
Accumulated Amortization at December 31, 2008	(1,679,451)	(4,935,494)	(2,342,482)	—

Net Value at December 31, 2008	$2,836,957	$3,164,572	$8,151,122	$858,743

Acquired intangibles with a definite life are amortized on a straight-line basis over weighted average lives. Telecommunications licenses and agreements are generally perpetual in nature and therefore are not amortized.

	Definite Life Assets			Indefinite Life Assets
	Customer Lists	Contract Rights	Trade Names	Telecommunications Licenses and Agreements
Acquired in Connection with Acquisitions during 2007	$7,794,907	$4,000,000	$2,000,000	$—
Reallocation of Original Acquisition Purchase Price during 2007	—	—	—	—

Total	$7,794,907	$4,000,000	$2,000,000	$—

Weighted Average Life (Years)	4	4	4

Acquired in Connection with Acquisitions during 2008	$373,251	$1,282,437	$3,743,604	$—
Purchased in 2008	—	—	—	69,000
Reallocation of Original Acquisition Purchase Price during 2008	(7,121,907)	(2,465,000)	4,750,000	—

Total	$(6,748,656)	$(1,182,563)	$8,493,604	$69,000

Weighted Average Life (Years)	4	4	4

For the years ended December 31, 2008 and 2007, amortization expense amounted to $4,789,416 and $2,142,617, respectively.

The following table outlines the estimated future amortization expense related to intangible assets as of December 31, 2008:

For the Year Ending December 31,	Customer Lists	Contract Rights	Trade Names	Total
2009	$757,301	$1,385,828	$2,623,401	$4,766,530
2010	757,301	790,426	2,623,401	4,171,128
2011	738,653	644,791	2,436,370	3,819,814
2012	542,394	192,638	467,950	1,202,982
2013	41,307	86,223	—	127,530
Thereafter	—	64,667	—	64,667

	$2,836,956	$3,164,573	$8,151,122	$14,152,651

NOTE 13 – Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31, 2008 and 2007:

	As of December 31,
	2008	2007
Building	$1,772,732	$1,398,257
Leasehold Improvements	2,048,028	1,503,596
Network Equipment	7,761,137	6,772,415
Office Equipment	10,949,366	11,013,330
Furniture and Fixtures	2,403,046	2,368,543
Vehicles	1,716,890	2,026,523

Total Property and Equipment	26,651,199	25,082,664
Accumulated Depreciation and Amortization	(15,069,747)	(11,279,613)

Net Value of Property, Plant and Equipment	11,581,452	13,803,051
Construction in Progress	12,985,012	422,505
Land	150,321	150,321

Total Property, Plant and Equipment, net	$24,716,785	$14,375,877

Depreciation and amortization expense for the years ended December 31, 2008 and 2007 amounted to $4,763,750 and $2,946,405, respectively.

NOTE 14 – Sale of Wireless License

In January 2007, we sold our Bloomington, Illinois wireless telecommunications license for $2.75 million cash, resulting in a gain of $1.84 million, which is recorded in other income in the accompanying consolidated statements of operations for the year ended December 31, 2007.

NOTE 15 – Accrued Expenses

Accrued expenses at December 31, 2008 and 2007 is comprised of:

	2008	2007
Accrued Sales, Marketing and Customer Support	$69,076	$340,835
Accrued Cost of Sales	954,353	1,658,906
Accrued Payroll and Related	5,082,925	5,160,110
Accrued Taxes	3,828,547	1,773,800
Accrued Other	3,388,980	3,560,829

	$13,323,881	$12,494,480

NOTE 16 – Lines of Credit

We have lines of credit, short-term overdraft and credit facilities with various financial institutions in the countries in which our individual businesses reside. These facilities are generally secured by assets of the individual companies, such as accounts receivable and/or inventory, however some facilities are secured by personal guarantees of the individual company president and others are unsecured. These facilities have original maturity terms ranging from 30 days to ten years, expire at various dates through July 2015, and bear interest at rates ranging from 7.6% to 28.0%.

At December 31, 2008 and 2007, the total amount outstanding under the lines of credit, short term overdraft and credit facilities was $27,359,321 and $13,810,320, respectively. At December 31, 2008, the maximum amount available under the lines of credit, short-term overdraft and credit facilities was $33,931,310 and the unused portions amounted to $6,571,989, subject (in certain cases) to the availability of having sufficient collateral under asset based lending arrangements.

Line of credit arrangements include facilities that may contractually expire or mature at various times prior or subsequent to December 31, 2009. In accordance with EITF 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lock-Box Arrangement,” we have classified all lines of credit with contractual expiration or maturity dates more than one year from the balance sheet date as current liabilities since these arrangements generally feature lockbox arrangements and/or subjective acceleration clauses.

Our operations in American Samoa are obligated under a loan agreement with ANZ Finance American Samoa, Inc. and ANZ America Samoa Bank (jointly, “ANZ”) for a maximum amount of $5,800,000. Of this amount, $800,000 is in the form of a term loan and up to $5,000,000 is in the form of a revolving line of credit. The revolving line of credit was originally due on October 30, 2007 and the term loan is due on October 30, 2015. While we have not repaid this amount nor has ANZ initiated a demand for repayment, we have requested an extension of the revolving line of credit. ANZ has not issued a formal written extension and has not called the loan. In addition, in September 2008, ANZ completed their annual review of our outstanding loan agreements and determined that all existing loans remain unchanged and continuing. The next annual review is scheduled for May 2009. We have pledged all of our assets in American Samoa to secure this obligation. We believe that potential violations of the FCPA by Latin Node may have resulted in a breach of our covenants with ANZ thereby making the loan callable. We cannot provide any assurance that ANZ will not make an immediate demand for repayment of this loan. Accordingly, the amounts due to ANZ are classified as current liabilities on the accompanying consolidated balance sheets. As of December 31, 2008, the balance of the revolving loan amounted to $4,767,990 and the balance of the term loan amounted to $668,931.

NOTE 17 – Long-Term Debt

A summary of our outstanding debt obligations is as follows:

	As of December 31,
	2008	2007
Obligations to SIBL:
Convertible note payable dated February 16, 2007	$—	$25,300,000
Convertible note payable dated June 25, 2007	—	5,000,000
Bridge loan dated July 21, 2008	12,000,000	—
Obligations under various short-term and long-term borrowing arrangements	23,402,538	10,363,005
Trade installment note	—	291,029

Sub-total	35,402,538	40,954,034
Unamortized discounts	—	(3,531,223)

Total long-term debt, net of unamortized discounts	35,402,538	37,422,811
Less: current portion of long-term debt	22,331,381	10,259,876

Long-term debt	$13,071,157	$27,162,935

Obligations to SIBL

Convertible Note Dated February 16, 2007

On February 16, 2007, we entered into a Convertible Note Purchase Agreement with SIBL, pursuant to which we issued a convertible promissory note in the amount of $25.3 million and a warrant granting SIBL, and its assigns, the right to purchase up to 1,518,000 shares of common stock at $5.00 per share exercisable for a period of 7 years, with an aggregate fair value of $4,235,220. The Note had a four year term, with all principal being due and payable at maturity, and bore interest at an annual rate of 10%, accruing from issuance and payable on the 24-month anniversary of the date of the Note and then quarterly thereafter. We used the proceeds of this note (i) to provide bridge financing to, and to acquire a controlling interest in Latin Node; (ii) to refinance $3,300,000 of principal under a previously outstanding note payable to SIBL; and (iii) for general working capital purposes. The note was secured by a pledge of all of the shares of capital stock of Latin Node held by us at any time. As part of the fees for facilitating this transaction, we issued SGC, an affiliate of SIBL, warrants to purchase 200,000 shares of our common stock. The warrants, which had a fair value of $558,728, were exercisable for 7 years at an exercise price of $5.00 per share.

In accordance with the provisions of EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96-19”), we evaluated whether the portion of proceeds from the note that was used to refinance the principal balance of the old note payable to SIBL resulted in a constructive extinguishment of the old note. We determined that a substantial modification of the debt arose due to the change in terms of the new debt as compared to the debt being refinanced, specifically the addition of a conversion feature. Accordingly, a gain of $103,232 and corresponding increase in the rate discount was recognized in connection with the refinancing of the old note. The discount was being accreted into interest expense over the remaining term of the note.

The note was convertible at the option of SIBL, in whole or in part, into shares of Series A Convertible Preferred Stock at an initial conversion price of $5.00 per share. The conversion price was adjustable only for standard anti-dilution provisions such as stock splits, stock dividends and similar types of recapitalization events. We evaluated the conversion feature embedded in the note to determine whether under SFAS 133, such conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative. In performing this analysis, we determined that the note met the definition of a conventional debt instrument as defined in EITF 05-2 since it contained only standard anti-dilution provisions and the holders of these notes could only realize the benefit of the conversion option by exercising it and receiving the entire amount of proceeds in a fixed number of shares or cash at our option. Accordingly, the note and related conversion option was accounted for in accordance with the provisions of EITF 98-5 and EITF 00-27.

We estimated the fair value of the warrant issued to SIBL using the Black-Scholes option pricing model. Accordingly, we allocated a portion of the proceeds from the note to the warrant based on the relative fair value of the note and warrants in accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“APB 14”). The relative fair value of the warrant, which amounted to $3,631,962, was recorded as a discount to the note and a corresponding increase to additional paid in capital. This amount was being accreted to interest expense over the contracted term of the note. The conversion option was not deemed to be beneficial because the effective conversion price embedded in the note, which amounted to $4.28 per share, exceeded the fair value of the stock, which amounted to $4.17, on the commitment date on this financing transaction.

Convertible Note Dated June 25, 2007

On June 25, 2007, we entered into a second convertible note purchase agreement with SIBL, pursuant to which we issued a convertible promissory note in the amount of $5.0 million and a warrant granting SIBL, and its assigns, the right to purchase up to 300,000 shares of common stock at $5.00 per share, with an aggregate fair value of $837,000. The note had a four year term, with all principal being due and payable at maturity, and bore interest at an annual rate of 10%, accruing from issuance and payable on the 24-month anniversary of the date of the note and then quarterly thereafter. The note was convertible at the option of SIBL, in whole or in part, into shares of Series A Convertible Preferred Stock at an initial conversion price of $5.00 per share. We used the proceeds solely to fund the operations of Latin Node. The note was secured by a pledge of all of the shares of capital stock of Latin Node held by us at any time. As part of the fees for facilitating this transaction, we issued SGC warrants to purchase 50,000 shares of our common stock. The warrants, which had a fair value of $139,682, were exercisable for 7 years at an exercise price of $5.00 per share.

We valued the warrants issued to SIBL and SGC during 2007 in connection with the convertible promissory notes using the Black-Scholes option pricing model at $2.79 utilizing the following assumptions:

Contractual term	7 years
Expected volatility	70%
Risk-free interest rate	4.68%
Expected dividend yield	0.00%
Exercise price	$5.00
Market price	$4.17

Conversion of Convertible Notes

In connection with the sale of the series B preferred stock and the granting of warrants as discussed in Note 21, SIBL cancelled the 1,818,000 investor warrants and the 250,000 agent warrants issued to SIBL and SGC, respectively, and the related registration rights agreement. We issued new warrants to SIBL and SGC as replacement securities that are identical to the warrants issued to SIBL in the series B preferred stock financing transaction. The 1,814,377 replacement warrants have a 5 year life and an exercise price of $0.001 per share. We did not make any adjustments to the carrying amount of the deferred financing fees nor did we deem it necessary to record any additional charges upon our issuance of the replacement warrants since such replacement warrants had the same fair value at the date of issuance as the original warrants.

On June 30, 2008, SIBL converted the aggregate principal amount of $30,300,000 outstanding under the two convertible promissory notes dated February 16, 2007 and June 25, 2007. The convertible notes were converted into 6,060,000 shares of our Series A Convertible Preferred Stock and, simultaneously, all of such 6,060,000 shares of Series A Convertible Preferred Stock were converted into 6,060,000 shares of our common stock, at a conversion price of $5.00 per share. In accordance with Interpretation #1 to APB 26, “Early Extinguishment of Debt” (AIN-APB 26), and as a result of the conversion, the remaining unamortized discount of $2,974,601 recorded in connection with the warrants issued with the notes and the remaining unamortized balance of deferred financing fees of $1,751,850 were charged to additional paid in capital in the accompanying consolidated balance sheet as of December 31, 2008. In addition, accrued interest payable on the convertible notes in the amount of $4,109,775, which was forgiven by SIBL and therefore treated as a contribution to capital, was recorded as an increase to additional paid in capital in the accompanying consolidated balance sheet as of December 31, 2008.

Credit Agreement with SIBL

Effective October 2, 2007, we entered into a Credit Agreement with SIBL, pursuant to which SIBL loaned us the principal sum of $5,500,000. The loan was evidenced by a secured promissory note that bore interest at an annual rate of 10% and had a maturity date, subject to earlier payment under certain circumstances, of no later than June 30, 2008. The Credit Agreement was secured by the assignment by us to SIBL of all of our rights, title, and interest under the Desca Credit Agreement. We used $5,000,000 of the proceeds to make the loan to Desca and the remaining $500,000 was used to pay certain expenses. As discussed in Note 21, effective November 21, 2007, this loan was converted into an investment in our Series B Preferred Stock.

Bridge Loan Agreement

On July 21, 2008, we entered into a credit agreement with SIBL (the “Bridge Loan Agreement”), pursuant to which SIBL agreed to provide a loan to us in the principal amount of up to $40 million. The loan was initially made available pursuant to a funding schedule providing for weekly disbursements of $3 million each (other than the December 3, 2008 disbursement which will be for $4 million) commencing on September 12, 2008 through December 3, 2008. The loan would accrue interest at the prime rate plus 2% and matures on July 1, 2010. Payments of interest only are payable on a quarterly basis and, except as described below, the outstanding principal amount of the loan is due on the maturity date.

The Bridge Loan Agreement was amended on September 5, 2008, September 17, 2008 and November 14, 2008. Pursuant to these amendments, the maturity date was extended to June 30, 2011. Also, the interest rate was modified to 6% with payments of interest due on December 31, 2009, December 31, 2010 and on June 30, 2011. In addition, we had the option, with respect to any interest payment, to pay interest in cash or in shares of our common stock based upon the average closing bid and asked prices for our common stock for the 20 trading days prior to the applicable interest payment date. In addition, the loan funding schedule for the unfunded balance of the loan at the date of the November 14, 2008 amendment, in the amount of $28 million, was modified to provide for nine installments during the first quarter of 2009 commencing on February 5, 2009. In accordance with the provisions of EITF 96-19, we evaluated whether the amendment to the terms of the Bridge Loan Agreement resulted in a constructive extinguishment of the old note and determined that there was no substantial modification of the debt due to the change in terms of the debt.

The proceeds of the loan made under the Bridge Loan Agreement are to be used solely for the following purposes: (i) to build up and/or acquire technology infrastructure and related services in Latin America, (ii) to make acquisitions of other businesses or assets and (iii) for our general working capital needs. Our obligation under the Bridge Loan Agreement was secured by a subordinated pledge on the securities of certain of our subsidiaries that are domiciled in the South Pacific region. Certain of our domestic subsidiaries that serve as holding companies for our South Pacific operations also guaranteed our obligations under the Bridge Loan Agreement.

The maximum loan amount under the Bridge Loan Agreement was to be reduced by the amount of net cash proceeds we may receive from the sale of some or all of our operations and other assets in the South Pacific (the “South Pacific Assets”). In the event that we sold any of the South Pacific Assets prior to the maturity date, we were obligated to use 100% of the net cash proceeds received by us from such sale to make mandatory prepayments of the loan outstanding under the Bridge Loan Agreement. In addition, at the maturity date and provided that we sold all or substantially all of the assets owned by AST or sold all of our equity interests in AST, we could elect to convert the balance of the loan under the Bridge Loan Agreement into shares of our common stock at a conversion price of $3.97 per share, subject to certain adjustments. Otherwise, we were required to pay the outstanding loan amount at the maturity date.

On February 6, 2009, as part of a modification to our capital structure, we entered into a Modification Agreement and a Fourth Amendment with SIBL (see Note 27).

Obligations Under Various Short-Term and Long-Term Borrowing Arrangements

We have various short-term and long-term loans with local banks. In Latin America we owe approximately $17.6 million under various short-term and long-term borrowing arrangements at December 31, 2008. These obligations have maturities ranging from 3 months to 10 years that bear interest at rates ranging from 5.7% to 28.0%. Periodic payments on the loans that require regular monthly or quarterly payments, in aggregate, equate to approximately $284,000 per month. The remaining loans require principal repayment upon maturity of the loan. These loans are secured by certain Latin American assets such as accounts receivable, vehicles, and/or personal guarantees from the Latin America officers and stockholders.

In the South Pacific we owe approximately $5.8 million under various short-term and long-term borrowing arrangements at December 31, 2008. These obligations have maturities ranging from 18 months to 9 years that bear interest at rates ranging from 7.0% to 9.3%. Periodic payments on the loans that require regular monthly payments total approximately $48,000 per month. The remaining loans require principal repayment upon maturity of the loan. These loans are secured by certain South Pacific assets such as property, plant and equipment or our equity investment in certain South Pacific subsidiaries.

As discussed in Note 16, our operations in American Samoa are obligated under a loan agreement with ANZ for a maximum amount of $5,800,000. Of this amount, $800,000 is in the form of a term loan and up to $5,000,000 is in the form of a revolving line of credit. The revolving line of credit was originally due on October 30, 2007 and the term loan is due on October 30, 2015. While we have not repaid this amount nor has ANZ initiated a demand for repayment, we have requested an extension of the revolving line of credit. ANZ has not issued a formal written extension and has not called the loan. In addition, in September 2008, ANZ completed their annual review of our outstanding loan agreements and determined that all existing loans remain unchanged and continuing. The next annual review is scheduled for May 2009. Accordingly, the amounts due to ANZ are classified as current liabilities on the accompanying consolidated balance sheets. As of December 31, 2008, the balance of the revolving loan amounted to $4,767,990 and the balance of the term loan amounted to $668,931. We have pledged all of our assets in American Samoa to secure this obligation. We believe that potential violations of the FCPA by Latin Node may have resulted in a breach of our covenants with ANZ thereby making the loan callable. We cannot provide any assurance that ANZ will not make an immediate demand for repayment of this loan.

Promissory Notes

On March 2, 2009, we entered into a promissory note with Telecom New Zealand, Ltd. (“TNZ”), pursuant to which PRR converted a $1,500,000 payable to TNZ at December 31, 2008 into a promissory note. The note bears interest at 7% per annum and is due on the earlier of (i) the date upon which funds are available for payment to TNZ pursuant the limited liability agreement and (ii) July 1, 2010. The note secured by our security interest in the membership interest of PRR and ASHC.

On March 2, 2009, we entered into a promissory note with Telecom New Zealand, Ltd. (“TNZ”), pursuant to which PRR converted a $2,500,000 payable to TNZ at December 31, 2008 into a promissory note. The note bears interest at 7% per annum and is due on the date upon which the PRE Cable is redeployed and ASHC determines that PRE Cable is ready to carry commercial traffic. The note secured by our security interest in the membership interest of PRR and ASHC.

The promissory notes have been classified as long-term debt – current in the accompanying consolidated balance sheet at December 31, 2008.

Maturities of our long-term debt are as follows as of December 31, 2008:

For the Year Ending December 31,	Related Party	Non-Related Party	Total
2009	$—	$22,331,381	$22,331,381
2010	12,000,000	583,951	12,583,951
2011	—	211,812	211,812
2012	—	118,633	118,633
2013	—	95,588	95,588
Thereafter	—	61,173	61,173

Total	$12,000,000	$23,402,538	$35,402,538

NOTE 18 – Capital Lease Obligations

We are obligated under various capital leases under which the aggregate present value of the minimum lease payments amounted to $1,892,686. The present value of the minimum lease payments was calculated using discount rates ranging from 8.8% to 12.8%. The remaining principal balance on these obligations amounted to $1,375,425 at December 31, 2008, including $562,318 included in the current portion of capital lease obligations in the accompanying consolidated balance sheet at December 31, 2008.

The future minimum lease payments under all capital leases at December 31, 2008 are as follows:

For the Year Ending December 31,
2009	$736,081
2010	578,679
2011	538,443
2012	465,399

2,318,602
Less Amounts Representing Interest	380,859

Principal Portion	1,937,743
Less Current Portion	562,318

Capital Lease Obligations, net of Current Portion	$1,375,425

The capital lease obligations are collateralized by underlying vehicles and equipment. As of December 31, 2008 and 2007, the gross amount of property and equipment under non-cancelable capital leases was $2,456,228 and $1,669,083, respectively, and the amount of accumulated amortization was $536,226 and $101,422, respectively.

NOTE 19 – Commitments and Contingencies

Operating Lease Agreements

We lease space for operations; sales, marketing and customer support; and general and administrative purposes as well as machinery, vehicles, and network equipment under lease agreements that expire at various dates through December 2029. Certain leases have renewal options at reduced rates and provisions requiring us to pay maintenance, property taxes and insurance. Generally, all rental payments are fixed. For the years ended December 31, 2008 and 2007, the aggregate rent expense for all operating leases was $3,979,061 and $3,148,538, respectively. Future minimum commitments on the above agreements are as follows:

For the Year Ending December 31,	Related Party	Non-Related Party	Total
	(See note 23)
2009	$687,657	$3,485,413	$4,173,070
2010	164,613	2,214,652	2,379,265
2011	—	2,092,780	2,092,780
2012	—	1,719,207	1,719,207
2013	—	1,102,362	1,102,362
Thereafter	—	1,671,045	1,671,045

Total	$852,270	$12,285,459	$13,137,729

Employment Agreements

We have entered into employment agreements with several of our executives and key officers for initial terms of one to five years, which can or will be renewed for an additional one to two years thereafter, unless written notice is provided by the respective parties. The agreements provide, among other things, for the payment of aggregate annual base salaries of approximately $1,025,000, as well as such incentive compensation and discretionary bonuses as the Board of Directors may determine. In addition, the employment agreements provide for up to two years of severance compensation for terminations under certain circumstances. Aggregate potential severance compensation amounted to approximately $1.4 million at December 31, 2008.

Pete R. Pizarro Employment Agreement

On February 15, 2008, we signed an Executive Employment Agreement with Pete R. Pizarro, pursuant to which Mr. Pizarro became our President, effective March 10, 2008. Effective May 20, 2008, in accordance with the Employment Agreement, Mr. Pizarro became our Chief Executive Officer, principal executive officer and Chairman of the Board of Directors. The Employment Agreement is for a four-year term, unless terminated sooner; thereafter, the Employment Agreement shall automatically renew for successive one-year terms. Under the terms of the Employment Agreement, Mr. Pizarro will receive an annual base salary of $375,000 and he may also receive an annual performance bonus of up to 100% of his base salary, based upon a written bonus plan to be approved by our Board of Directors. Mr. Pizarro was granted an option to purchase 3,122,000 shares of our common stock. The option has a four-year term (with the shares vesting monthly) and an exercise price equal to $3.07 per share. Mr. Pizarro was also granted a stock award of 750,000 restricted common shares on February 15, 2008 which shares will vest monthly over a three-year period. The restricted common shares began to vest on March 10, 2008, the date Mr. Pizarro became our President and began providing services to us. We recorded compensation expense in the amount of $151,042 with respect to this award during the year ended December 31, 2008, which is included in general and administrative expenses in the consolidated statement of operations. Mr. Pizarro also received a signing bonus in the amount of $450,000 during the year ended December 31, 2008 and received his 2008 performance bonus in the amount of $375,000 in February 2009.

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

On February 6, 2009, we amended Mr. Pizarro’s employment agreement in connection with the modification to our capital structure and the modification to our Bridge Loan Agreement with SIBL (see Note 27).

Amendment to Chief Financial Officer’s Employment Agreement

Effective February 28, 2008, we amended our Chief Financial Officer’s (“CFO”) employment agreement to providing for a base salary of $250,000, potential future accelerated vesting of previously granted options, severance compensation for termination under certain circumstances and a $50,000 signing bonus. On September 1, 2008 pursuant to the terms of the amended employment agreement, options to purchase 85,000 shares of our common stock became fully vested. We recorded compensation expense in the amount of $183,883 related to the vesting of such options during the year ended December 31, 2008.

On November 10, 2008, we entered into an Executive Employment Agreement with our CFO which superseded and replaced any previous employment agreements and amendments. The Employment Agreement is for a three-year term, unless terminated sooner; thereafter, the Employment Agreement shall automatically renew for successive one-year terms. Under the terms of the Employment Agreement, our CFO will receive an annual base salary of $250,000 and he may also receive an annual performance bonus of up to 50% of his base salary, based upon a written bonus plan to be approved by our Board of Directors. The 2008 bonus in the amount of $125,000 was paid in September 2008. Our CFO was also granted an option to purchase 415,000 shares of our common stock. The option has a four-year term and an exercise price equal to $3.08 per share. We recorded compensation expense in the amount of $53,604 related to these options during the year ended December 31, 2008.

In the event the Employment Agreement is terminated by the Company without Cause (as defined therein), our CFO will be entitled to one year of severance pay following termination. Our CFO will be entitled to the same severance pay if he resigns within twelve months of a “Change in Control” as defined in the Employment Agreement.

Resignation of Executives

Effective January 23, 2008, Laura Janke Jaeger, our General Counsel and Senior Vice President separated from the Company following the mutual agreement between Ms. Jaeger and us that her employment agreement would not be renewed beyond the expiration date of its current term of April 22, 2008. As more fully described in Note 24, in connection with Ms. Jaeger’s termination, we canceled options to purchase 75,000 shares of our common stock and accelerated the vesting of 25,000 options.

Effective January 29, 2008, Harry G. Hobbs resigned as our Chief Executive Officer and as a member of our Board of Directors. In connection with his resignation, we entered into a Separation Agreement with Mr. Hobbs pursuant to which we agreed, among other things, to pay Mr. Hobbs’ a performance bonus of $31,500 and to continue to pay Mr. Hobbs’ salary for a period of twelve months. As more fully described in Note 24, in connection with Mr. Hobbs resignation, we canceled options to purchase 424,133 shares of our common stock and accelerated the vesting of 212,067 options.

We recorded compensation expense in the amount of $567,567 related to these options during the year ended December 31, 2008.

Effective December 31, 2008, Michael McCutcheon resigned as Chief Operating Officer-Pacific Operations, Vice President and as a member of the Board of Directors of any and all subsidiaries of the Company for which he served in such capacity. Mr. McCutcheon’s resignation is not due to any disagreement with us or any matter relating to our operations, policies or practices. In connection with his resignation, we entered into a Separation Agreement with Mr. McCutcheon pursuant to which we agreed, among other things, to continue to pay Mr. McCutcheon’s salary for a period of twelve months. Accordingly, we have recorded $232,000 of compensation expense as of December 31, 2008 in connection with our obligation under the Separation Agreement with Mr. McCutcheon.

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

Since 2003, Venezuela imposed currency controls and created the Commission of Administration of Foreign Currency (“CADIVI”) with the task of establishing detailed rules and regulations and generally administering the exchange control regime. These controls fix the exchange rate between the Bolivar and the U.S. Dollar, and restrict the ability to exchange Bolivars for dollars and vice versa. The near-term effect has been to restrict our ability to repatriate funds from Venezuela in order to meet our cash requirements. In particular, the currency controls in Venezuela have restricted our ability to make payments to certain vendors in U.S. Dollars, causing us to borrow money to meet these obligations and to be subject to credit holds, which have caused delays in the delivery of customer orders thus delaying or causing the loss of sales.

Current Economic Crisis

The recent global economic crisis has caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit, equity and fixed income markets. These conditions not only limit our access to capital, but also make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and could cause U.S. and foreign businesses to slow spending on our products and services, which would delay and lengthen sales cycles. Furthermore, during challenging economic times our customers may face issues, including the inability to obtain credit to finance purchases of our products; customer insolvencies; decreased customer confidence to make purchasing decisions; decreased customer demand; and decreased customer ability to pay their trade obligations. In addition, the recent economic crisis could adversely impact our suppliers’ ability to provide us with materials and components, either of which may negatively impact our business, financial condition and results of operations.

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

The internal investigation preliminarily revealed that certain payments from Latin Node prior to our acquisition of Latin Node may have been made in violation of the FCPA. We voluntarily and proactively reported these potential violations to the SEC, the United States Department of Justice, and the Federal Bureau of Investigation and continue to cooperate fully and maintain communication with these agencies regarding this matter. Following settlement discussions with the Department of Justice, Latin Node agreed to enter into a plea agreement to resolve the matter by the payment of a monetary penalty of $2 million for the actions that occurred prior to Latin Node’s acquisition by us. On March 23, 2009, the Department of Justice filed charges in the United States District Court for the Southern District of Florida against Latin Node for actions taken by Latin Node prior to the time that we made our investment in Latin Node. Although the plea agreement and the amount of the penalty will not be final and binding until the court accepts and approves the plea, we believe that the $2 million monetary penalty is probable, based on a settlement plan we proposed to the Department of Justice. As a result, we have recorded a liability of $2 million, $500,000 of which we have classified as current on our consolidated balance sheet as of December 31, 2008, based on the payment schedule in our proposal to the Department of Justice. However, there can be no assurance that the court will approve the plea agreement reached with the Department of Justice or that the court will not impose penalties against Latin Node in excess of those proposed by the Department of Justice. We anticipate that this matter will be finalized during the second quarter of 2009.

Assignment for the Benefit of Creditors – Latin Node

On June 12, 2008, Latin Node filed for an assignment for benefit of creditors in the 11th Judicial Circuit in and for Miami-Dade County, Florida (case no. 08-33495 CA11). As part of this proceeding, all of the assets of Latin Node were transferred to Michael Phelan, Esq., assignee. On July 17, 2008, most of these assets were sold to the highest bidder, Business Telecommunications Services, Inc. (“BTS”). Since we were the principal secured creditor of Latin Node, we had the right to receive all of the proceeds from such sale after the payment of the costs of administration. The immediate proceeds from the sale of these assets were used to pay administrative costs. A final court order approving the disposition of the proceeds from the sale of all other assets is expected during the first part of 2009.

Action Against Granados et al., for Indemnification

On June 27, 2008, we filed an action against Jorge Granados, individually and Retail Americas VoIP, LLC, a Delaware limited liability company (“RAV”) in the 11th Judicial Circuit in and for Miami-Dade County, Florida (Case No. 08-37352 CA20). The action asserted claims for contractual indemnification, breach of contract, breach of the obligation of good faith and fair dealing, fraud, fraudulent inducement, unjust enrichment, and specific performance against the escrow agent.

These claims arose from the transaction where we purchased 80% of the equity of Latin Node for $20 million pursuant to a preferred stock purchase agreement. The gravamen of the action was that Jorge Granados and RAV failed to disclose as part of the preferred stock purchase agreement that Latin Node had made payments to various parties in Central America in violation of the Foreign Corrupt Practices Act and one of Latin Node’s vendors claimed that it was owed $4.4 million. In connection with the transaction, 375,000 shares of our common stock had been deposited with an escrow agent to secure the indemnification obligations of the selling parties.

On February 12, 2009, we entered into a Settlement Agreement with Jorge Granados and RAV pursuant to which (i) the 375,000 shares of our common stock were returned to us by the escrow agent, (ii) we exchanged mutual general releases with Jorge Granados and RAV, (iii) Jorge Granados resigned as a director of Latin Node, Inc. and a manager of RAV, and (iv) Jorge Granados agreed to be subject to certain non-competition, non-solicitation and non-disclosure covenants. The action was dismissed on March 13, 2009.

General Legal Matters

From time to time, we are involved in legal matters arising in the ordinary course of business. While we believe that such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which we are, or could be, involved in litigation, will not have a material adverse effect on our business, financial condition or results of operations.

Collateral Pledge

On February 28, 2008, we entered into a Collateral Participation Agreement with SIBL. Pursuant to the Collateral Participation Agreement, we granted SIBL various participation rights to the collateral previously granted to Laurus under the terms of the loan by Laurus to Latin Node and assigned to us pursuant to an assignment agreement. The participation rights served as additional collateral securing our obligations to SIBL under certain loans previously made to us in the aggregate principal amount of $30.3 million. The participation rights include the right to declare an event of default under the loan to Latin Node and to receive payments from Latin Node thereunder. The Collateral Participation Agreement was terminated on June 30, 2008 in connection with SIBL’s conversion of their $30.3 million convertible promissory notes.

Customer and Vendor Concentrations

At December 31, 2008, one customer represented approximately 10% of our gross accounts receivable.

For the year ended December 31, 2008, approximately 67% of our products were purchased from a single vendor. At December 31, 2008, the amount due to this vendor was approximately 71% of our total accounts payable.

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

NOTE 20 – Common Stock, Subject to Potential Redemption

Concurrent with the closing of our investment in Transistemas, we entered into a Put/Call Agreement with the former owners of Transistemas (the “Sellers”) which provides for a put and call right pursuant to which on July 1, 2009, subject to certain terms as defined in the agreement, (a) the Sellers may require that we purchase the 433,333 shares of our common stock for a cash purchase price of $6.00 per share, as calculated in accordance with this agreement, or (b) we can require that the Sellers sell us the 433,333 shares of our common stock for a cash purchase price calculated in accordance with this agreement. As a result of the put rights and obligations, we have classified the 433,333 shares of common stock, valued at $2,599,998, as common stock subject to potential redemption in the accompanying consolidated balance sheet as of December 31, 2008.

NOTE 21 – Stockholders’ Equity

Description of Authorized Capital

On May 27, 2008, our Board of Directors unanimously approved an amendment to, subject to stockholder approval, to increase the number of shares of common stock authorized for issuance under the Certificate of Incorporation by 150,000,000 to a total of 200,000,000 shares. As a result, the number of shares of common stock authorized for issuance increased from 50,000,000 shares to 200,000,000 shares with a par value of $0.00001 per share. The number of shares of preferred stock authorized for issuance will remain at 35,000,000 shares with a par value of $0.00001 per share.

SIBL, our principal stockholder, approved the Amendment on September 12, 2008. The Amendment became effective upon its filing with the Secretary of State of the State of Delaware, which occurred in November 2008.

The preferred stock may be issued in series, with designations, preferences, conversion rights, cumulative, relative participating, optional or other rights, qualifications, limitations or restrictions as determined by our Board of Directors. We are currently authorized to issue the following series of preferred stock:

•

Series A Convertible Preferred Stock, $0.00001 par value; 6,500,000 shares authorized. The Series A Convertible Preferred Stock is convertible into shares of common stock at a conversion price of $5.00 per share and has a liquidation preference whereby holders of the Series A Convertible Preferred Stock shall be entitled to receive $5.00 per share prior to the distribution of any assets to the holders of any common stock, and then shall be entitled to share with the holders of the common stock, the remaining assets available for distribution.

•

Series B Convertible Preferred Stock, $0.00001 par value; 14,074,074 shares authorized. The Series B Preferred Stock is convertible into common shares at a conversion price of $6.75 per share and has a liquidation preference whereby holders of the Series B Preferred Stock shall be entitled to receive $6.75 per share prior to the distribution of any assets to the holders of any common stock or other class of capital stock or equity.

On February 6, 2009, as part of a modification to our capital structure, we entered into a Modification Agreement with SIBL (see Note 27).

On October 9, 2008, our Board of Directors approved a plan to repurchase up to approximately 1,200,000 shares of our common stock, or approximately 3% of our outstanding common stock. Under the common stock repurchase plan, we may purchase shares of our common stock from time to time in the open market at prevailing prices. Repurchased shares will be held in treasury and may be used in connection with employee benefits and other general corporate purposes. As of December 31, 2008, we had not repurchased any shares of common stock under the repurchase program.

Series A Convertible Preferred Stock

Effective June 30, 2008, SIBL converted the aggregate principal amount of $30,300,000 outstanding under two convertible promissory notes dated February 16, 2007 and June 25, 2007. The convertible promissory notes were converted into 6,060,000 shares of our Series A Preferred Stock and, simultaneously, all 6,060,000 shares of Series A Preferred Stock were converted into 6,060,000 shares of our common stock, at a conversion price of $5.00 per share (see Note 17).

Series B Convertible Preferred Stock

Effective November 21, 2007, we entered into a Preferred Stock Purchase Agreement with SIBL, pursuant to which SIBL agreed to purchase, for an aggregate purchase price of $35,000,000 (i) up to 5,185,185 shares of our Series B Preferred Stock; and (ii) warrants granting to SIBL, and/or its assigns, the right to purchase up to 3,638,000 shares of our common stock at an exercise price of $0.001 per share. During the fourth quarter of 2007, SIBL purchased 4,740,741 shares of our Series B Preferred Stock at $6.75 per share resulting in net proceeds of $29,316,769 (gross proceeds of $32,000,000 (including the conversion of a $5,500,000 secured promissory note as described in Note 17) less offering costs of $2,683,231).

These warrants have an aggregate fair value of $11,568,840 and include 1,595,038 warrants with an aggregate fair value of $5,048,151 which specifically replaced 1,818,000 warrants of equal fair value issued to SIBL in the convertible note transactions discussed in Note 17. The remaining 2,042,962 warrants, having an aggregate fair value of $6,520,689, were deemed to be purchased in this transaction.

In accordance with APB 14, the effective conversion price embedded in the Series B Preferred Stock was $4.72 per share based upon the allocation of proceeds received in this transaction to the fair value of the Series B Preferred Stock and the relative fair value of the warrants deemed to be purchased in connection with this transaction. Accordingly, the fair value of the warrants surrendered of $5,048,151 was deducted from the gross value of the warrants issued of $11,568,840 for purposes of allocating the proceeds received in the financing transaction. The conversion option was not deemed beneficial because the effective conversion price of $4.72, which we calculated in accordance with EITF 00-27, exceeded the commitment date fair value of the stock which amounted to $3.18.

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

The 259,259 warrants issued to SGC include 219,340 warrants which specifically replaced 250,000 warrants issued to SGC in the convertible note transaction discussed in Note 17. The remaining 39,919 warrants were deemed to be issued in this transaction as an advisory fee to SGC.

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

As of December 31, 2008, SIBL funded the remaining $32,000,000 under the Second Preferred Stock Agreement through the purchase of 4,740,741 shares of our Series B Preferred Stock at $6.75 per share resulting in net proceeds of $31,750,000 (gross proceeds of $32,000,000 less offering costs of $250,000).

SIBL also agreed to purchase, during the 90-day period following December 31, 2008, an additional $20 million of Series B Preferred Stock at $6.75 per share, along with warrants to purchase up to 2,079,111 shares of our common stock at an exercise price of $0.001 per share (the “Additional Funding”).

On September 5, 2008 and September 17, 2008, in connection with SIBL’s purchase of our common stock from certain of our stockholders, we entered into amendments to the Preferred Stock Purchase Agreement and Bridge Loan Agreement. Pursuant to the amendments, the Additional Funding purchase obligation of SIBL was reduced from $20,000,000 to $15,798,275 and we agreed to issue 1,643,000 warrants associated with the Additional Funding to SIBL and its assigns. Additionally, pursuant to the amendments, the funding schedule for the Additional Funding was modified to provide for five installments commencing September 12, 2008 and ending on September 30, 2008.

As of December 31, 2008, we issued 2,340,485 shares of Series B Preferred Stock and warrants to purchase 1,643,000 shares of common stock resulting in net proceeds of $15,785,517 (gross proceeds of $15,798,275 less offering costs of $12,758). The 1,643,000 warrants issued are exercisable by SIBL and its assigns for seven years and have an exercise price of $.001 per share. The warrants have an aggregate fair value of $4,270,157 and a relative fair value of $3,361,554.

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

The fair value of the warrants issued to SIBL and SGC during 2008 was determined using the Black-Scholes option pricing model utilizing the following assumptions:

Contractual term	5 to 7 years
Expected volatility	57%-75%
Risk-free interest rate	3.36%-4.29%
Expected dividend yield	0.00%
Exercise price	$0.001-$6.57
Market price	$0.40-$2.60

In connection with the execution of the Third Amendment to the Preferred Stock Purchase Agreement on September 5, 2008, we amended our Certificate of Designations, Rights and Preferences for the Series B Preferred Stock to remove certain anti-dilution provisions.

Registration Rights Agreement

In connection with the execution of the amendments to the Second Preferred Stock Purchase Agreement, on September 5, 2008 we entered into a Registration Rights Agreement with SIBL, and its assigns, whereby we agreed to file with the SEC within 90 days of a written request, a registration statement (the “Registration Statement”) registering for resale:

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

Common Stock Issuances

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

In March 2008, SIBL and its assigns exercised 4,158,000 warrants to purchase our common stock at $0.001 per share. As a result, we issued 4,158,000 common shares in consideration for $4,158.

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

In September 2008, SIBL and its assigns exercised 643,300 warrants to purchase our common stock at $0.001 per share. As a result, we issued 643,300 common shares in consideration for $643.

In October 2008, SIBL and its assigns exercised 999,700 warrants to purchase our common stock at $0.001 per share. As a result, we issued 999,700 common shares in consideration for $1,000.

During the year ended December 31, 2008, in connection with the 750,000 restricted common shares granted to Mr. Pizarro under his Employment Agreement, 187,500 shares of the restricted common stock were vested and issued to him (see Note 24).

During the year ended December 31, 2008, we issued an aggregate 20,298 shares of our common stock to the Board of Directors, valued at $65,763, for services provided as members of the Board of directors and its committees. Accordingly, we recorded $65,763 of compensation expense in the accompanying consolidated statements of operations during the year ended December 31, 2008.

Common Stock Purchase Warrants

A summary of warrant activity for the years ended December 31, 2008 and 2007 is as follows:

	2008		2007
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding at January 1	414,259	$4.641	—	$—
Issued	6,951,000	0.510	5,995,259	2.046
Exercised	(5,897,875)	0.001	(3,513,000)	0.001
Forfeited	(30,000)	5.750	(2,068,000)	5.000

Outstanding at December 31	1,437,384	$3.682	414,259	$4.641

Weighted Average Fair Value Issued During the Year		$0.951		$2.951

NOTE 22 – Income Taxes

The domestic and foreign components of income (loss) before income taxes from continuing operations are as follows:

	Year ended December 31,
	2008	2007
Domestic	$(19,749,445)	$(5,855,262)
Foreign	(9,203,208)	(326,452)

Income (loss) from continuing operations before provision for income taxes	$(28,952,653)	$(6,181,714)

The provision (benefit) for income taxes from continuing operations is as follows:

	Year ended December 31,
	2008	2007
Current tax provision (benefit):
U.S. Federal	$—	$—
State and local	—	88,458
Foreign	1,796,792	1,163,110

Total current	1,796,792	1,251,568

Deferred tax provision (benefit)
U.S. Federal	—	(254,432)
State and local	—	—
Foreign	17,000,126	(3,649,042)
Valuation Allowance	(16,769,169)	3,447,813

Total deferred	230,957	(455,662)

Total provision	$2,027,749	$795,906

Deferred income taxes are provided for the tax effects of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. Significant temporary differences at December 31, 2008 and 2007:

	December 31,
	2008	2007
Current deferred tax assets (liabilities):
Allowance for doubtful accounts	$838,688	$292,796
Inventory	349,809	132,137
Depreciation	222,219	324,192
Accrued compensation liabilities	375,302	308,970
Unbilled revenue	(148,586)	—
Sale Leaseback	53,188	83,366
Loss Carryover	—	15,577
Other	—	11,456
Stock compensation	(72,892)	—
Valuation allowance	(641,533)	(6,147)

Total current deferred tax asset	$976,195	$1,162,347

Non-current deferred tax assets (liabilities):
Depreciation	—	(39,619)
Stock compensation	656,406	—
Amortization of intangibles	1,628,402	777,267
Sale/Leaseback	—	96,524
Tax loss carryover	27,646,801	13,008,459
Valuation allowance	(29,919,509)	(13,785,726)

Total non-current deferred tax asset (liability)	12,100	56,905

Net deferred tax assets	$988,295	$1,219,252

Datec and Desca entities operate in different countries and are subject to taxation in separate jurisdictions. Therefore, we are required to calculate and provide for income taxes in each of the separate jurisdictions on a global basis and the net operating losses of unprofitable entities cannot be used to offset the income of more profitable entities. This involves making judgments regarding the recoverability of deferred tax assets which can affect the overall effective tax rate. In addition, changes in the geographic mix or estimated level of pre-tax income can affect the overall effective tax rate. The impact on income taxes from the operations of Latin Note has been excluded (See Note 6).

At December 31, 2008, we had net operating loss carryovers for United States income tax purposes of approximately $69,088,373, which expire through 2028, and foreign net operating loss carryovers of approximately $13,182,235 which will expire through 2016. Approximately $57,152 of the U.S. losses are subject to limitation under Internal Revenue Code Section 382. As of December 31, 2008, $82,186,607 of our loss carryovers are offset by valuation allowances.

Tax years in which net operating loss carryovers were created remain open for examination until the related carryovers are either utilized in future periods or expire. Open tax years for U.S. federal, state and local jurisdictions include the tax periods ended December 31, 2005, through December 31, 2007. Open tax years for New Zealand, Australia and certain other Latin American jurisdictions include the tax periods ended December 31, 2001, through December 31, 2007. The Company is not currently under examination in any jurisdiction.

SFAS 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In making this assessment, management considers the level of historical taxable income, scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income. The valuation allowance of $30,561,042 is comprised of $27,634,701 that relates to the deferred tax asset for net operating losses ($23,464,846 of which is U.S. Federal and $4,169,855 of which is foreign) that management has determined will more likely than not expire prior to realization and $2,926,341 which relates to deferred tax assets on U.S. temporary differences that management estimates will not be realized due to our U.S. tax losses.

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

There have not been any material changes in our liability for unrecognized tax benefits, including interest and penalties, during the years ended December 31, 2008 and 2007. We do not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The following is a reconciliation of the U.S. statutory income tax rate to the effective tax rate from continuing operations:

	As of December 31
	2008	2007
U.S. statutory rate	(34.0)%	(34.0)%
Meals & Entertainment	0.5	0.3
Stock based compensation	—	4.5
Goodwill impairment	0.7	—
Minority Interest Purchase Price Obligation	0.8	—
Fines and penalties	2.3	—
State income tax, net of federal benefit	—	1.4
Tax exempt income	(2.7)	(10.4)
Tax benefit from discontinued operations	(22.4)	—
Other nondeductible items	(3.8)	(4.7)

	(51.0)	(42.9)
Valuation allowance	58.0	55.8

Effective tax rate	7.0%	12.9%

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

NOTE 23 – Related Party Transactions

Latin America

Our Latin American subsidiaries utilized the services of a professional consulting firm, in which we hold a 20% ownership. During 2008, we paid approximately $1.9 million to such consulting firm to assist with the completion of certain projects. This amount was included in general and administrative expenses on our consolidated statement of operations.

South Pacific

One of our South Pacific subsidiaries, prior to our acquisition of such company, sold its building in Fiji for approximately $1,560,000 to Kelton Investments Limited, an entity with which an officer and a director of eLandia are affiliated (“Kelton”) resulting in a gain of $261,687. Michael J. Ah Koy, our former acting Chief Executive Officer and President of Business Development, is affiliated with Kelton. Moreover, Sir James M. Ah Koy, a director, is also affiliated with Kelton. Simultaneously with the sale of the building to Kelton, we entered into a lease agreement with Kelton to lease back such building for a period of three years with certain renewal options. The $261,687 gain recognized on the sale was deferred and was amortized into income over the three year lease term (representing the lease term for the building), which terminated in the first quarter of 2008. Accordingly, as of December 31, 2007, $19,830 had been reported as a deferred gain on our consolidated balance sheet. We amortized $19,830 and $79,319 as a gain in the statement of operations for the years ended December 31, 2008 and 2007, respectively.

One of our South Pacific subsidiaries, prior to our acquisition of such company, sold a building in Papua New Guinea for approximately $3,470,000 to Pacific Rumana (“Rumana”) which is collectively owned by Kelton and Steamships, Inc., a 50% minority interest holder of such subsidiary (“Steamships”), resulting in a gain of $1,286,985. On September 25, 2005, we entered into a lease agreement with Rumana to lease back such building for a period of one year from April 2005 to March 2006. Since then, we continue to rent the building pursuant to an oral agreement. We rented the building for an additional four years commencing April 1, 2006 and terminating on March 31, 2010. As of December 31, 2008 and 2007, $321,746 and $579,143, respectively, has been reported as a deferred gain on our consolidated balance sheets. We amortized $257,397 as a gain in the statement of operations for each of the years ended December 31, 2008 and 2007.

On February 14, 2003, we entered into a management agreement with Level Best, Inc. (“LBI”). Under the terms of the agreement, LBI was to provide day to day management services to one of our South Pacific subsidiaries for a period of three years. Effective January 31, 2006, we amended and restated our management agreement with LBI. Under the terms of the new agreement, LBI supplied us with our South Pacific subsidiary Chief Operating Officer through January 31, 2007 and is to supply us with our Chief Technology Officer through January 31, 2009. For the years ended December 31, 2008 and 2007, management fees charged under this agreement amounted to $78,740 and $203,610, respectively.

For the years ended December 31, 2008 and 2007, we paid $308,111 and $423,675, respectively, for lease payments, management fees and legal fees to related parties.

During the year ended December 31, 2007, we paid $90,000 to a director for services rendered for his extensive business experience and professional relationships in Fiji and other Pacific Island Nations. We have in the past and may again in the future engage this director on a consulting basis to assist with special projects.

Corporate

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

During the year ended December 31, 2007, in connection with the Laurus financing, the funding of the Latin Node acquisition, the sale of the Series B Preferred Stock, and the funding of the Desca acquisition, we paid SGC $5.17 million in cash, issued 250,000 warrants to purchase eLandia common stock at $5.00 per share (which were subsequently cancelled), issued 30,000 warrants to purchase eLandia common stock at $5.75 per share, and issued 259,259 warrants to purchase eLandia common stock at $6.75 per share.

Effective January 30, 2008, the Board of Directors appointed David L. Levine, then Chairman of the Board, as acting principal executive officer until a new Chief Executive Officer was elected by us. For his service to us, we agreed to pay Mr. Levine $32,000 per month during the term of service as acting principal executive officer. Effective May 20, 2008, with the appointment of Pete R. Pizarro as our Chief Executive Officer, Mr. Levine resigned as our principal executive officer. Fees paid to Mr. Levine during the year ended December 31, 2008 for his services as acting principal executive officer amounted to $198,645.

NOTE 24 – Share Based Payments

2007 Stock Option and Incentive Plan

In July 2007, the Board of Directors authorized the creation of the 2007 Stock Option and Incentive Plan (“2007 SOIP”), which authorizes the issuance of equity grants of up to 2,606,700 shares to certain key employees. On September 7, 2007, this action was approved by a majority vote of the stockholders.

2008 Executive Incentive Plan

On September 12, 2008, we adopted the 2008 Executive Incentive Plan (“2008 Plan”). The purpose of the 2008 Plan is to promote our future success and growth by providing stock options and other equity interests in eLandia to our employees, officers, directors, consultants and advisors. The 2008 Plan provides for the issuance of options, restricted stock awards, unrestricted stock awards, deferred stock awards, performance grants and incentive awards. The 2008 Plan provides for the issuance of both incentive stock options (“ISO’s”) and non-qualified stock options (“NQO’s”). ISO’s may only be granted to officers and employees and NQO’s may be granted to directors, officers, employees, consultants and advisors. We have reserved 7,744,000 shares of common stock for issuance under the 2008 Plan.

Stock Options

Options granted under the 2008 Plan and the 2007 SOIP generally vest over periods of four years with 25% vesting on the 12 month anniversary of the date the options were granted and monthly vesting thereafter of 1/48th of the original grant. The options expire no later than ten years from the date of grant. Compensation cost arising from stock-based awards is recognized as expense using the straight-line method over the vesting period and is included in selling, general and administrative expense in our consolidated statements of operations.

On December 3, 2007, we granted options to purchase 1,412,200 shares of our common stock at an exercise price of $3.18 per share to certain employees. The fair value of the underlying common stock at the date of grant was $3.18 per share. The options have a ten year contractual term and vest over a period of four years. Assumptions relating to the estimated fair value of these stock options on their date of grant, which we estimated using the Black-Scholes option pricing model are as follows: risk-free interest rate of 3.94%; expected dividend yield of zero percent; expected option life of seven years; and volatility of 79%. The aggregate grant date fair value of the awards amounted to $3,332,792. We recorded stock based compensation expense during the years ended December 31, 2008 and 2007 of $448,991 and $69,433, respectively.

During January 2008, in accordance with agreements reached with our former Chief Executive Officer and our former General Counsel and Senior Vice President, the Board of Directors approved a modification to the exercise price and vesting dates for certain options.

On January 23, 2008, the exercise price of 25,000 options outstanding to our former General Counsel and Senior Vice President was increased to $4.17 per share and such options became fully exercisable on that date. The fair market value of our common stock on the date of modification was $.35 per share. The grant date fair value of the modified options utilizing the original exercise prices was $.13 per share. Assumptions relating to the estimated fair value of these stock options on the date of modification, which we estimated using the Black-Scholes option pricing model are as follows: risk-free interest rate of 3.01%; expected dividend yield of zero percent; expected option life of six months; and volatility of 79%. We recorded $61,459 as compensation expense during the year ended December 31, 2008 related to the incremental fair value and additional acceleration charge due to the modification. The 25,000 options expired unexercised in July 2008.

On January 29, 2008, the exercise price of 212,067 options outstanding to our former Chief Executive Officer was increased to $4.17 per share and such options became fully exercisable on that date. The fair market value of our common stock on the date of modification was $.29 per share. The grant date fair value of the modified options utilizing the original exercise prices was $.10 per share. The grant date fair value of the modified options utilizing the modified exercise price was zero. Assumptions relating to the estimated fair value of these stock options on the date of modification, which we estimated using the Black-Scholes option pricing model are as follows: risk-free interest rate of 3.23%; expected dividend yield of zero percent; expected option life of three months; and volatility of 79%. We recorded $506,108 as compensation expense during the year ended December 31, 2008 related to the incremental fair value and additional acceleration charge due to the modification. The 212,067 options expired unexercised in April 2008.

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

In March 2008, we granted options to purchase 3,122,000 shares of our common stock at an exercise price of $3.07 per share to Pete R. Pizarro, our President and Chief Executive Officer, and we granted options to purchase 1,000,000 shares of our common stock at an exercise price of $3.07 per share to other executives. The weighted average fair value of the underlying common stock was $0.68 per share based upon the closing trading price on the dates of grant. The options have a ten year contractual term and vest over a period of four years. Assumptions relating to the estimated fair value of these stock options on their date of grant, which we estimated using the Black-Scholes option pricing model are as follows: risk-free interest rate of 3.74%; expected dividend yield of zero percent; expected option life of six years; and volatility of 66%. The aggregate grant date fair value of the awards amounted to $1,030,500. We recorded stock based compensation expense during the year ended December 31, 2008 of $203,953 related to these awards.

During the second quarter of 2008, we granted options to purchase 1,045,000 shares of our common stock at a weighted average exercise price of $3.09 per share to certain employees and Directors. The weighted average fair value of the underlying common stock was $2.95 per share based upon the closing trading price on the dates of grant. The options have a ten year contractual term and vest over a period of four years. Weighted-average assumptions relating to the estimated fair value of these stock options on their date of grant, which we estimated using the Black-Scholes option pricing model are as follows: risk-free interest rate of 4.5%; expected dividend yield of zero percent; expected option life of six years; and volatility of 67%. The aggregate grant date fair value of the awards amounted to $1,936,900. We recorded stock based compensation expense during the year ended December 31, 2008 of $307,148 related to these awards.

During the third quarter of 2008, we granted options to purchase 158,000 shares of our common stock at an exercise price of $3.08 per share to certain employees. The weighted average fair value of the underlying common stock was $2.97 per share based upon the closing trading price on the dates of grant. The options have a ten year contractual term and vest over a period of four years. Weighted average assumptions relating to the estimated fair value of these stock options on their date of grant, which we estimated using the Black-Scholes option pricing model are as follows: risk-free interest rate of 4.5%; expected dividend yield of zero percent; expected option life of six years; and volatility of 67%. The aggregate grant date fair value of the awards amounted to $298,180. We recorded stock based compensation expense during the year ended December 31, 2008 of $32,681 related to these awards.

During the fourth quarter of 2008, we granted options to purchase 495,000 shares of our common stock at an exercise price of $3.08 per share to certain employees. The weighted average fair value of the underlying common stock was $2.55 per share based upon the closing trading price on the dates of grant. The options have a ten year contractual term and vest over a period of four years. Weighted average assumptions relating to the estimated fair value of these stock options on their date of grant, which we estimated using the Black-Scholes option pricing model are as follows: risk-free interest rate of 4.12%; expected dividend yield of zero percent; expected option life of six years; and volatility of 66%. The aggregate grant date fair value of the awards amounted to $748,650. We recorded stock based compensation expense during the year ended December 31, 2008 of $60,644 related to these awards.

In addition, SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeiture rates were evaluated separately for officer and key employee grants and all other grants. A substantial majority of the stock options still subject to vesting as of December 31, 2008 have been granted to certain officers and key employees that are expected to fully vest. The remaining stock options granted to employees are expected to have a forfeiture rate of approximately 10%.

The expected term of stock options represents the average period the stock options are expected to remain outstanding and is calculated using the approach prescribed by Staff Accounting Bulletin (“SAB”) 107 for “plain vanilla” options, as updated by SAB 110. We used this approach as we did not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The expected stock price volatility for our stock options was determined by examining the historical volatilities for industry peers for periods that meet or exceed the expected term of the options, using an average of the historical volatilities of our industry peers as we did not have sufficient trading history for our common stock. We will continue to analyze the historical stock price volatility and expected term assumption as more historical data for our common stock becomes available. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of our stock options. The expected dividend assumption is based on our history and expectation of dividend payouts.

A summary of stock option activity for the year ended December 31, 2008 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2008	1,412,200	$3.18
Granted	5,820,000	3.08
Canceled	(999,950)	3.18

Balance at December 31, 2008	6,232,250	$3.08	9.3	$—

Exercisable at December 31, 2008	824,271	$2.99	8.9	$—

Options Expected to Vest	5,407,979	$3.08	9.3	$—

The weighted-average grant date fair value of options granted during the year ended December 31, 2008 and 2007 was $0.69 and $2.36, respectively. Total compensation cost recognized for the years ended December 31, 2008 and 2007 for stock options granted to employees amounted to $1,620,982 and $69,433, respectively. Total unamortized compensation expense related to unvested stock options at December 31, 2008 amounted to $3,900,489 and is expected to be recognized over a weighted average period of 3.3 years.

At December 31, 2008, there were 4,118,450 shares available under the combined plans to be granted at future dates.

Restricted Stock Awards

On March 10, 2008, we granted 750,000 restricted common shares to our current President and Chief Executive Officer. The restricted shares vest monthly over a three-year period. The fair value of the common stock at the date of grant was $0.75 per share based upon our closing market price on the date of grant. The trailing 30-day trading price of our common stock as of the date of grant was $0.37 per share. The aggregate grant date fair value of the award amounted to $562,500, which will be recognized ratably as compensation expense over the vesting period. We recorded $151,042 of compensation expense during the year ended December 31, 2008 with respect to this award. Total unrecognized compensation expense related to unvested stock awards at December 31, 2008 amounts to $411,458 and is expected to be recognized over a weighted average period of 2.2 years.

A summary of the restricted stock award activity for the year ended December 31, 2008 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Contractual Term	Aggregate Intrinsic Value
Unvested Outstanding at January 1, 2008	—	$—	—
Granted	750,000	0.75	3.0
Vested	(187,500)	0.75	3.0

Unvested Outstanding at December 31, 2008	562,500	$0.75	3.0	$140,625

NOTE 25 – Segment Information

Effective April 1, 2008, we modified our segment reporting. We now operate in, and will report financial information for the following three segments: Latin America, South Pacific and Corporate (including discontinued operations). These segments reflect the manner in which we now manage our operations. Prior periods have been restated to reflect the new segment reporting structure.

Discontinued operations are comprised predominantly of the operations of Latin Node, which were classified as discontinued effective January 2008.

Below is a summary of the results by segment for the year ended December 31, 2008:

	For the Year Ended December 31, 2008
	Latin America	South Pacific	Corporate and Discontinued Operations	Consolidated
Revenue
Product Sales	$114,837,431	$31,753,639	$—	$146,591,069
Services	38,215,793	25,816,493	—	64,032,286

Total Revenue	153,053,224	57,570,132	—	210,623,355
Cost of Revenue
Product Sales	93,071,067	26,307,096	—	119,378,163
Services	23,048,758	7,307,284	—	30,356,042

Total Cost of Revenue	116,119,825	33,614,380	—	149,734,205

Gross Profit	36,933,398	23,955,752	—	60,889,150
	24.1%	41.6%	—	28.9%
Expenses
Sales, Marketing and Customer Support	25,206,828	9,763,531	—	34,970,359
General and Administrative	17,302,371	8,156,599	14,854,994	40,313,964
Depreciation and Amortization	1,818,008	2,915,792	29,950	4,763,750
Amortization – Intangible Assets	2,745,185	2,044,231	—	4,789,416

Total Expenses	47,072,392	22,880,153	14,884,944	84,837,489

Operating Income (Loss)	(10,138,994)	1,075,599	(14,884,944)	(23,948,339)
Interest Expense, Net	(2,904,041)	(775,348)	(1,697,791)	(5,377,180)
Change in Value of Minority Interest Purchase Obligation	670,000	—	—	670,000
Other Income (Expense)	(2,586,116)	(844,124)	(182,046)	(3,612,286)
Income (Loss) from Discontinued Operations	—	—	(14,110,968)	(14,110,968)

Net Income (Loss)	$(14,959,150)	$(543,873)	$(30,875,748)	$(46,378,773)

Total Assets	$147,860,439	$50,204,831	$34,909,807	$232,975,077

Below is a summary of the results by segment for the year ended December 31, 2007:

	For the Year Ended December 31, 2007
	Latin America	South Pacific	Corporate and Discontinued Operations	Consolidated
Revenue
Product Sales	$19,208,014	$27,679,327	$—	$46,887,341
Services	10,642,289	28,072,031	—	38,714,320

Total Revenue	29,850,303	55,751,358	—	85,601,661
Cost of Revenue
Product Sales	16,855,887	23,673,811	—	40,529,698
Services	8,453,916	6,185,060	—	14,638,976

Total Cost of Revenue	25,309,803	29,858,871	—	55,168,674

Gross Profit	4,540,499	25,892,488	—	30,432,987
	15.2%	46.4%	—	35.6%
Expenses
Sales, Marketing and Customer Support	1,712,482	10,029,064	—	11,741,546
General and Administrative	514,133	9,701,135	6,756,035	16,971,302
Depreciation and Amortization	135,846	2,794,534	16,025	2,946,405
Amortization – Intangible Assets	363,548	1,779,069	—	2,142,617

Total Expenses	2,726,009	24,303,802	6,772,060	33,801,871

Operating Income (Loss)	1,814,491	1,588,685	(6,772,060)	(3,368,884)
Interest Expense, Net	(170,077)	(873,115)	(3,408,461)	(4,451,653)
Other Income (Expense)	(1,393,105)	(677,423)	1,829,287	(241,241)
Income (Loss) from Discontinued Operations	—	—	(29,387,907)	(29,387,906)

Net Income (Loss)	$251,309	$38,147	$(37,739,140)	$(37,449,685)

Total Assets	$89,860,437	$41,965,794	$27,172,419	$158,998,650

NOTE 26 – Fair Value Measurements

We adopted SFAS No. 157 effective January 1, 2008, with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in our financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. FSP 157-2, “Effective Date of FASB Statement No. 157,” delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis until fiscal years beginning after November 15, 2008.

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

Categorization within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement.

We adopted SFAS No. 159 effective January 1, 2008. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. We have elected not to apply the fair value option to any of our arrangements.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The adoption of SFAS 157 and SFAS 159 did not have an effect on our consolidated financial statements. We will apply the provisions of SFAS 157 to nonfinancial assets and liabilities beginning January 1, 2009 as required by FSP 157-2.

NOTE 27 – Subsequent Events

Modification of Capital Structure and Bridge Loan Agreement

On February 6, 2009, as part of a modification to our capital structure, we entered into a Modification Agreement with SIBL (the “Modification Agreement”). Pursuant to the Modification Agreement:

•	we agreed to further amend the Bridge Loan Agreement (“Fourth Amendment”) to terminate SIBL’s obligation to fund the balance of $28 million committed by SIBL under the Bridge Loan Agreement;

•

in partial consideration of our agreement to terminate the Bridge Loan Agreement, SIBL agreed to exchange the $12 million outstanding principal amount under the Bridge Loan Agreement for 1,777,778 shares of our Series B Preferred Stock and the accrued interest was cancelled;

•

as a result of the Fourth Amendment and the termination of the Bridge Loan Agreement, all related loan, security and collateral documents were also released and terminated. This includes the release of guarantees granted by our subsidiaries, eLandia South Pacific Holdings, Inc. and eLandia Technologies, Inc. (the “Guarantors”), for the benefit of SIBL. In addition, pursuant to the Fourth Amendment, all security interests and other liens granted to SIBL under securities pledge agreements executed by us and each of the Guarantors were satisfied and discharged and all collateral pledged was released.

•	SIBL agreed to surrender for cancellation 16,148,612 shares of our common stock thereby reducing to 49.9% SIBL’s ownership of our outstanding common stock;

•

we granted SIBL an option, exercisable through March 31, 2009, to purchase an additional 592,593 shares of our Series B Preferred Stock for an aggregate purchase price of $4 million (the “Option”). The Option has expired unexercised;

•	SIBL agreed to modify the Series B Preferred Stock as follows:

•

setting the initial conversion rate (the “Conversion Rate”) for the shares of the Series B Preferred Stock at a rate of seven shares of our common stock for each eight shares of Series B Preferred Stock;

•	providing for adjusted Conversion Rates of three shares of common stock for every eight shares of series B preferred stock in the event that SIBL does not exercise the Option;

•

providing that the shares of Series B Preferred Stock are automatically converted into shares of our common stock at the then effective Conversion Rate to the extent necessary for SIBL to maintain ownership of 49.9% of the then total amount of issued and outstanding shares of our common stock; and

•

adding certain protective provisions providing that the following actions cannot be taken without prior approval of the holders of the majority of the Series B Preferred Stock outstanding: (a) any change to the rights, preferences or privileges of the Series B Preferred Stock; or (b) the creation of a new class or series of stock superior to the Series B Preferred Stock.

•	SIBL agreed to place all of its shares of our common stock and Series B Preferred Stock in a voting trust pursuant to a voting trust agreement;

•	all registration rights agreements between us and SIBL were terminated with no further obligation on our part to file any registration statement for the benefit of SIBL;

•	we agreed to amend the employment agreement of Mr. Pizarro who would have otherwise been entitled to terminate his employment for “Good Reason;” (see below) and

•

SIBL agreed to the transfer by February 28, 2009 to us of $2.35 million of indebtedness of Desca due to an affiliate of SIBL in exchange for 344,444 shares of Series B Preferred Stock, or, if such transfer does not occur, a further cancellation of 1,801,740 shares of our common stock held under the voting trust agreement. Such transfer and exchange was not made by SIBL but the Voting Trustee has not surrendered the 1,801,740 shares of common stock for cancellation pending relief from the February 16, 2009 court order described below.

Voting Trust Agreement

In connection with the termination of the Bridge Loan Agreement, SIBL agreed to place 12,364,377 shares of our common stock and 4,118,263 shares of Series B Preferred Stock, representing all shares of our capital stock then owned by SIBL, into a voting trust. Pursuant to a Voting Trust Agreement, SIBL appointed Mr. Pizarro to act as the trustee. With certain limited exceptions, Mr. Pizarro was granted the voting power with respect to all shares of stock placed in the voting trust by SIBL and Mr. Pizarro may vote such shares in his sole discretion. However, Mr. Pizarro is required to vote the shares in accordance with and in the same proportion as the holders of the remaining outstanding shares of our common stock voting on any of the following matters (which will be determined by a vote of the shares other than those represented by the voting trust certificates): (i) the sale of the Company whether by merger, consolidation, sale of all or substantially all the assets or other similar transaction; and (ii) if the Company desires to increase the amount of shares of our common stock issuable pursuant to any stock option or other equity plan in an amount exceeding the greater of 9,500,000 shares of our common stock or 15% of the total amount of outstanding common stock. Additionally, SIBL retained the right to vote with respect to certain issues pertaining to the Series B Preferred Stock including any change to the rights, preferences or privileges of the Series B Preferred Stock or the creation of a new class or series of stock superior to the Series B Preferred Stock.

Under the Voting Trust Agreement, SIBL has agreed that the shares in the voting trust may not be transferred during the term of the voting trust. Notwithstanding these lock up provisions, SIBL may instruct the trustee to transfer, during any three month period, an amount of shares of our common stock equivalent to 1% of the then total outstanding shares of common stock. Any such transfers must be made in compliance with the limitations of Rule 144 under the Securities Act of 1933. The Voting Trust Agreement will terminate on the earlier of (a) five years from the date of the agreement, (b) the consummation of a change in control transaction, or (c) the date upon which SIBL owns less than 25% of our common stock.

Amended and Restated Certificate of Designation of Series B Preferred Stock

Effective February 6, 2009, we amended our Certificate of Incorporation with the filing of an Amended and Restated Certificate of Designations, Rights and Preferences of Series B Preferred Stock (“Amended and Restated Certificate of Designation”). Under the Amended and Restated Certificate of Designation, all voting rights of the Series B Preferred Stock were removed. As a result of the Amended and Restated Certificate of Designation, the Series B Preferred Stock has no more rights than our common stock other than a liquidation preference and other than the following protective provisions:

•	if shares of Series B Preferred Stock remain outstanding, we may not, without prior approval of the holders of the majority of the Series B Preferred Stock outstanding;

•	change the rights, preferences or privileges of the Series B Stock; or

•	create a new class or series of stock having a preference over or otherwise being superior to the Series B Preferred Stock.

In addition, the Conversion Ratio for the Series B Preferred Stock, previously one share of our common stock for each share of Series B Preferred Stock, was modified such that the shares of Series B Preferred Stock are now convertible into common stock based on a ratio of three shares of common stock for every eight shares of Series B Preferred Stock.

On February 16, 2009, the United States District Court issued a temporary restraining order on behalf of the SEC against R. Allen Stanford, three Stanford companies, including SIBL, and two company executives freezing all corporate and personal assets of the companies and the three executives. Subsequent to the issuance of the court order, and in accordance to such order, we have not canceled any shares of our common stock, nor have we issued any shares of our Series B Preferred Stock or converted any shares of our Series B Preferred Stock into common stock pursuant to the terms of the Modification Agreement.

Modification to Mr. Pizarro’s Employment Agreement

As further inducement for SIBL to enter into the Modification Agreement to the Bridge Loan Agreement, we entered into the Amendment with Mr. Pizarro on February 6, 2009. Under the Amendment, Mr. Pizarro waived any breach by us by reason of our entry into the Modification Agreement and released us of any liabilities resulting from such breach. In consideration of Mr. Pizarro agreeing to enter into the Amendment, we agreed to provide certain additional compensatory benefits to Mr. Pizarro as follows:

•

The exercise price with respect to options to purchase 3,122,000 shares of our common stock previously granted pursuant to the Mr. Pizarro’s Employment Agreement will be reduced from $3.07 to an amount equal to the fair market value of our common stock as determined by the Compensation Committee of our Board of Directors, based on the mean of the high and low trading price of our common stock as traded on the public market for such common stock on the day of the effectiveness of the re-pricing amendment of our 2008 Executive Incentive Plan;

•

Mr. Pizarro was granted options to purchase an additional 1,000,000 shares of our common stock at the same exercise price as described above, which options will vest equally on a monthly basis over a three-year period beginning February 2009, if and only if Mr. Pizarro remains continuously employed by us until each vesting date, subject to other terms and conditions;

•

All “unvested” shares of our common stock granted pursuant to Mr. Pizarro as part of a 750,000 share restricted stock award pursuant to Mr. Pizarro’s Employment Agreement immediately vested, and all contractual restrictions with respect to such shares were terminated; and

•	Mr. Pizarro’s full bonus for 2008 in the amount of $375,000, as provided in his Employment Agreement, is to be paid promptly following the execution of the Amendment.

In addition, Mr. Pizarro’s Employment Agreement was further amended to provide as follows:

•	during 2009, Mr. Pizarro will be paid a guaranteed bonus of $375,000, payable in equal bi-monthly installments commencing the first payroll date of February 2009;

•	by no later than December 2009, we must adopt a written Senior Management Incentive Compensation Plan applicable to years 2010 and beyond;

•

we must amend our Policy Governing Insider Trading (the “Policy”) by March 31, 2009, to (a) permit, with our approval, the adoption of written plans for trading our securities in accordance with SEC Rule 10b5-1(c) (a “Trading Plan”), and (b) exempt transactions made pursuant to approved Trading Plans from the Policy; and

following the amendment to the Policy described above, we must approve a Trading Plan for Mr. Pizarro for certain shares of our common stock owned by Mr. Pizarro.

Ah Koy Litigation

Fiji Action

On or about February 24, 2009, Kelton Investments and Datec Group Ltd. (“Datec”), as plaintiffs, filed in the High Court of Fiji at Suva an Ex Parte Notice of Motion for Interim Injunction bearing Civil Action No. 72 of 2009 (the “Motion”). The Motion named as defendants Generic Technology Limited (“Generic”), Datec Pacific Holdings Ltd., eLandia, the Receivers for Stanford, and the Registrar of Companies.

In the Motion, Kelton Investments and Datec sought an injunction preventing defendants from, among other things, appointing new directors or removing existing directors from the board of directors of Generic and its subsidiaries, including Datec PNG Pty Ltd. and Datec Fiji Ltd. and preventing defendants from disposing of Generic’s shares in any of its subsidiaries. On February 27, 2009, the High Court of Fiji at Suva entered an order granting this relief. To date, we have not been served with any of the papers in the Fiji Action.

We have been informed, however, that the court in the Fiji Action will hold a hearing to review the order granting the injunction on April 20, 2009 and that the court has directed the plaintiffs’ to file and serve a statement of claim no later than March 31, 2009.

Florida Action

On March 9, 2009, we filed an action in the United States District Court for the Southern District of Florida, Miami Division (the “Court”), against Ah Koy, Michael Ah Koy, Kelton Investments, and Datec. In essence, we alleged that Ah Koy, his son, Kelton Investments, and Datec have unilaterally and improperly acted to preclude the sale of the Interests in breach of various contractual and tort duties to us. We have asserted claims for a declaration of rights concerning the release in the Share Purchase Agreement and a similar agreement executed by Michael Ah Koy, breach of the implied covenant of good faith and fair dealing, breach of contract by Michael Ah Koy as it relates to his directorship with certain of our subsidiaries, including Generic, and tortuous interference with a business relationship.

On March 17, 2009, we filed an Amended Complaint with the Court to add allegations of breach of fiduciary duty against Ah Koy, and aiding and abetting and conspiracy to breach fiduciary duties against Michael Ah Koy, Kelton Investments, and Datec.

Recent Financial Collapse of SIBL and its Affiliates

On or about February 16, 2009, pursuant to an action brought by the SEC against SIBL and certain of its affiliates, including its owner Robert Allen Stanford, alleging, among other things, securities law fraud under both the Securities Act of 1933 and the Securities Exchange Act of 1934, the United States District Court for the Northern District of Texas, Dallas Division issued orders to freeze the assets of SIBL and certain of its affiliates and to appoint a receiver to prevent the waste and disposition of such assets. On or about February 17, 2009, the SEC formally charged Mr. Stanford and three of his companies, including SIBL, alleging a fraudulent, multi-billion dollar investment scheme.

Prior to the aforementioned action and the Modification Agreement on February 6, 2009, SIBL had served as a source of financing and liquidity to us and was recognized as such by our investors, vendors, and customers. Not only did these adverse events relating to SIBL eliminate a material source of financing and liquidity for us, but our association with SIBL has had, and may continue to have, other adverse effects on our business, results of operations, liquidity, and financial condition, including, among other things:

•

Because of uncertainties stemming from the appointment of receivers for Stanford, several of our banks in Latin America have restricted access to revolving credit facilities. In particular, our banks in Colombia have placed a hold on additional draws on existing and open credit lines pending a review of our account. These actions have prevented us from accessing approximately $1.8 million under our credit lines and it has required us to utilize our cash reserves to stay current with vendors in Colombia.

•	Similarly, certain of our vendors that provide us with trade credit have insisted on more punctual payment and have required additional deposits or security requirements.

•

We have had a material proposed acquisition halted due to the uncertainty surrounding actions that may in the future be taken by the receivers. As a result, we expensed approximately $1,500,000 in expenses related to this failed acquisition in the first quarter of 2009.

The collective impact of uncertainty surrounding possible future actions of the SIBL receivers is that our cash flow position is being negatively affected and our ability to draw on existing credit lines or obtain other sources of financing are being affected as a result of the perceived uncertainty as to how our association with SIBL impacts our business . If we are unable to resolve these issues to the satisfaction of our customers, vendors, creditors, and lenders, we may be unable to satisfy our cash requirements and may need to curtail certain operations or revise our business and growth plans.

Further, to the extent SIBL were to file for relief under US or other bankruptcy laws, further uncertainties regarding the impact on us could arise.

Conversion of Accounts Payable to Long-Term Debt

As discussed in Note 17, on March 2, 2009, we entered into two promissory notes with TNZ, pursuant to which PRR converted a $1,500,000 payable and a $2,500,000 payable to TNZ at December 31, 2008 into promissory notes.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information required to be disclosed by us in reports that we file and submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls also are designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Disclosure controls include components of internal control over financial reporting, which consists of control processes designated to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements in accordance with United States generally accepted accounting principles (“U.S. GAAP”). Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), as of December 31, 2008.

Based on their evaluation of our disclosure controls and procedures, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2008, the end of the period covered by this report because of the material weakness in internal controls over financial reporting described below.

Due to the material weaknesses described below, our management performed additional analyses and other post-closing procedures including reviewing all significant account balances and disclosures in the consolidated financial statements contained in this Annual Report to ensure our consolidated financial statements are in accordance with U.S. GAAP. Accordingly, management believes that the consolidated financial statements included in this Annual Report fairly present, in all material respects, our financial condition, results of operations, and cash flows for all periods presented.

Internal Controls Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the interim or annual consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria set forth by the Committee of Sponsor Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. Management identified the following control deficiencies which represent material weaknesses in our internal control over financial reporting as of December 31, 2008:

•

We did not maintain a sufficient depth of personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of GAAP commensurate with financial reporting requirements in certain of our Latin American subsidiaries particularly, there was a lack of appropriate level of tax knowledge and training in the application of the calculations and related disclosures in accordance with Statement of Financial Accounting Standard No. 109 “Accounting for Income Taxes” and FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB 109” and other related pronouncements which resulted in limited numerical adjustments within the footnotes to the consolidated financial statements. This control deficiency could result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

•

We did not maintain effective control over certain spreadsheets utilized in the period-end financial reporting process. Specifically, we did not have complete compliance with company prescribed spreadsheet control policies. This control deficiency did not result in audit adjustments to the 2008 interim or annual consolidated financial statements. However, this control deficiency could result in a material misstatement of the aforementioned accounts or disclosures that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

•

We did not maintain effective controls over our general computer environment at our corporate headquarters. Specifically, server back-ups were not stored offsite and physical access to servers did not comply with minimum security standards. Furthermore, management lacks data retention policies. This control deficiency did not result in audit adjustments to the 2008 interim or annual consolidated financial statements. However, this control deficiency could result in a misstatement of accounts and disclosures, including those disclosed above, that would result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

•	We did not have effective entity level controls as defined in the COSO framework. These weaknesses included:

•	20% non-compliance on the mandated annual training on our Code of Business Ethics and FCPA requirements;

•	Lack of sufficient formalized and consistent finance and accounting policies and procedures;

•

Lack of controls to provide reasonable assurance that accounts were complete and accurate and agreed to detailed support and that reconciliations of accounts were properly performed, reviewed and approved;

•	Lack of whistleblower hotline;

•

Lack of adequate mechanisms for anticipating and identifying financial reporting risks, particularly the lack of risk assessment processes used in reacting to changes in the operating environment that could have a potential effect on financial reporting; and

•	Lack of adequate communication of employees’ duties and control responsibilities which includes the lack of delegation of authority guidelines.

This control deficiency did not result in audit adjustments to the 2008 interim or annual consolidated financial statements. This control deficiency could result in a material misstatement of the aforementioned accounts or disclosures that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2008, based on the criteria in Internal Control-Integrated Framework issued by COSO.

Management has undertaken procedures, such as additional inquiries and financial and other analytical reviews, in order to conclude that reasonable assurance exists regarding the reliability of financial reporting and the preparation of the consolidated financial statements contained in this Annual Report. Accordingly, management believes that the consolidated financial statements included in this Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

It is important to note that though no changes were made to internal controls in the fourth quarter of 2008, we are implementing enhancements and changes to internal control over financial reporting in 2009 to provide reasonable assurance that errors and control deficiencies will not recur. These remediation efforts began in 2008 and represent our plan to remediate the material weaknesses identified above, with some of the remediation plans impacting only one material weakness, and other remediation plans, after their complete implementation, remediating several of the material weaknesses.

We recognize the importance of the control environment as it sets the overall tone for the organization and is the foundation for all other components of internal control. Consequently, remediation programs have begun to eliminate material weaknesses related to our control environment. The remediation programs that we have initiated are as follows:

•

We recognize the importance of having staff with competencies required for the accurate interpretation of GAAP. We plan to leverage the enhanced competency achieved in 2008 by training existing staff, or where appropriate hiring new staff, competent in accounting and regulatory affairs at the subsidiary level particularly Latin America;

•

Because of our reliance on spreadsheets to facilitate the reporting process, we recognize the importance of having effective spreadsheet controls. We are enforcing spreadsheet control policies, especially those affecting spreadsheets that are critical to the preparation of financial statements and related disclosures in accordance with GAAP and SEC regulations;

•

We recognize the importance of IT general controls (“ITGC”) and their use as an effective tool for managing and controlling processes that affect the financial reporting process. To this end, we are leveraging the intellectual capital of our technology solutions subsidiary, Desca, to enhance ITGC and eliminate related material weaknesses. Particularly, we will be addressing network storage and network backups as well as physical security of servers. We are also developing and promulgating global IT standards including data retention requirements;

•	We recognize the need for good entity level controls that among other things, establish a positive “tone at the top”. To this end we are performing the following:

•	Continue to mandate and monitor 100% compliance with our on-line Code of Business Ethics and FCPA training and certification;

•

Develop a policies and procedures guide that provides guidance on selected GAAP areas as well as closing and consolidation requirements of management. This guide will formalize policies and procedures already in place as well as those that need to be further developed;

•	Establish guidelines for preparation and review of account reconciliations;

•	Establish a whistle blower hotline;

•	Formalizing risk assessment review process; and

•	Producing a unified delegation of authority document that augments well defined organizational responsibilities.

As permitted by rules of the SEC, management has elected to exclude two entities acquired in purchase business combinations during 2008 – Transistemas and Center of Technology Transfer - from the assessment of internal control over financial reporting as of December 31, 2008. On a combined basis, total assets for these entities represented approximately 10% of our total consolidated assets at December 31, 2008.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in our definitive information statement relating to the annual election of directors to be filed no later than 120 days after the end of the fiscal report covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be included in our definitive information statement relating to the annual election of directors to be filed no later than 120 days after the end of the fiscal report covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) The information required by Item 403 of Regulation S-K will be included in our definitive information statement relating to the annual election of directors to be filed no later than 120 days after the end of the fiscal report covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

(b) The following table sets forth information with respect to equity compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of December 31, 2008:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	6,232,250	$3.08	4,118,450
Equity compensation plans not approved by security holders	562,500	$—	—

Total	6,794,750	$2.83	4,118,450

Our stock option plan provides for a proportionate adjustment to the number of shares reserved for issuance in the event of any stock dividend, stock split, combination, recapitalization, or similar event.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be included in our definitive information statement relating to the annual election of directors to be filed no later than 120 days after the end of the fiscal report covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included in our definitive information statement relating to the annual election of directors to be filed no later than 120 days after the end of the fiscal report covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits.

Exhibit No.	Description of Document	Method of Filing
2.1	Order Confirming Joint Plan of Reorganization and Granting Debtors’ Motion to Substantively Consolidate Bankruptcy Cases, In the United States Bankruptcy Court for the Western District of Arkansas Fayetteville Division, dated as of September 14, 2004.	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

2.2	Amended and Restated Agreement and Plan of Merger among eLandia Solutions, Inc., Elandia AST Acquisition, Inc., W&R South Pacific L.P., SIBL, AST Telecom L.L.C., dated as of August 15, 2005.	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

2.3	Amended and Restated Arrangement Agreement between eLandia Solutions, Inc., eLandia South Pacific Holdings, Inc., Elandia Datec Acquisition Ltd., Datec Group Ltd., Datec Pacific Holdings, Ltd., SIBL, Michael J. Ah Koy, James M. Ah Koy, Krishna Sami, Kelton Investments Limited, Sami Holdings Ltd., Sydney Donald(Trip) Camper III, Eddie Crowston and Harley L. Rollins, dated as of August 8, 2005.	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

2.4	Agreement and Plan of Merger by and among Centra Industries, Inc., Centra Acquisition, Inc., eLandia Solutions Incorporated, Stanford Venture Capital Holdings, Inc., and the stockholders of eLandia Solutions Incorporated, dated as of May 20, 2004.	Previously filed as an exhibit to the Form 10/A filed on August 25, 2006.

3.1	Certificate of Incorporation of the Company.	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

3.2	Bylaws of the Company.	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

3.3	Amended and Restated Bylaws Adopted January 16, 2007.	Previously filed as an exhibit to the Form 10/A-2 filed on February 20, 2007.

3.4	Amended and Restated Certificate of Designations, Rights and Preferences of Series B Convertible Preferred Stock.	Previously filed as an exhibit to the Current Report on Form 8-K dated February 6, 2009.

4.1	Co-Sale and First Refusal Agreement by and between SIBL and W&R South Pacific, L.P., dated January 31, 2006.	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

4.2	Security Agreement by and among the Company (formerly known as Centra Industries Inc.), Midwest Cable Communications of Arkansas, Inc., and Stanford Venture Capital Holdings, Inc., dated as of October 25, 2004.	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

4.3	Satisfaction and Release of Promissory Notes and Security Interests by SIBL, dated as of January 30, 2006.	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

4.4	Form of Warrant issued by eLandia in favor of SIBL dated February 16, 2007.	Previously filed as an exhibit to the Current Report on Form 8-K dated February 16, 2007.

4.5	Registration Rights Agreement dated February 16, 2007, by and among eLandia and SIBL.	Previously filed as an exhibit to the Current Report on Form 8-K dated February 16, 2007.

4.6	Form of Warrant filed by eLandia in favor of SIBL, dated November 21, 2007.	Previously filed as an exhibit to the Current Report on Form 8-K dated November 21, 2007.

Exhibit No.	Description of Document	Method of Filing
4.7	Registration Rights Agreement, dated November 21, 2007, by and between eLandia and SIBL.	Previously filed as an exhibit to the Current Report on Form 8-K dated November 21, 2007.

9.1	Memorandum of Agreement between SIBL and Kelton Investments, Ltd., dated December 8, 2005	Previously filed as an exhibit to the Form 10/A filed on August 25, 2006.

9.2	Voting Trust Agreement by and among SIBL, Pete R. Pizarro, as trustee, and eLandia dated February 6, 2009.	Previously filed as an exhibit to the Current Report on Form 8-K dated February 6, 2009.

10.1	Form of Indemnification Agreement (Principal Executive Officer).	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2007.

10.2	Form of Indemnification Agreement (Executive Officer).	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2007.

10.3	Form of Indemnification Agreement (Director).	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2007.

10.4	Form of Lock-Up Agreement.	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

10.5	Employment Agreement between the Company and Harley L. Rollins, dated as of July 1, 2005.	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

10.6	Stock Subscription Agreement between the Company and Sydney D. Camper, dated as of July 29, 2005.	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

10.7	Stock Purchase Agreement between the Company and Harley L. Rollins, dated as of July 29, 2005.	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

10.8	Stock Subscription Agreement between the Company and Harley L. Rollins, dated as of July 29, 2005.	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

10.9	IBM Business Partner Stock Purchase Agreement between IBM New Zealand Limited and Datec (Fiji) Ltd. the Company and Harley L. Rollins, dated as of September 12, 2002.	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

10.10	Lease Agreement by and between the Company and Southern Centers Associates I, LLP, dated January 30, 2004 (relating to property at 1500 Cordova Road in Ft. Lauderdale, FL), and First Addendum to Lease dated, May 27, 2006.	Previously filed as an exhibit to the Form 10/A filed on August 25, 2006.

10.11	Lease Agreement by and between Kelton Investments Limited and Datec Fiji Ltd., dated April 1, 2005 (relating to property at 68 Gordon Street in Suva, Fiji)	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

10.12	Lease Agreement by and between Kelton Investments Limited and Network Services Ltd, dated April 1, 2005 (relating to property at 63 Albert Street in Auckland, New Zealand)	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

10.13	Lease Agreement by and between Jewel Properties Limited, DatecKelton Investments Ltd. and Datec Group Fiji Ltd., dated October 13, 2004 (relating to property at 63 Albert Street in Auckland, New Zealand).	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

10.14	Lease Agreement by and between Datec PNG Limited and the Independent State of Papua New Guinea, dated September 10, 2003 (relating to property at Allotment 32 Section 38 in Hohola, N.C.D. in Papua New Guinea).	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

10.15	Lease Agreement by and between Centrepoint Limited and Datec Solomon Islands Limited, dated December 1, 2004 (relating to property at 611 Mendana Avenue in Honiara, Solomon Islands).	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

10.16	Lease Agreement by and between Datec Samoa Limited and Justin Parker Trading as J Parker Investment, dated March 22, 2004 (relating to property at in the Parker Building in Apia, Samoa).	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

10.17	Constitution of Datec (PNG) Limited (relating to the Datec PNG Pty Joint Venture)	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

10.18	Stockholders’ Agreement for Datec PNG Pty Limited between Steamships Pty Limited and Kelton Investments Limited (relating to the Datec PNG Pty Joint Venture).	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

10.19	License Agreement between Tower Top Investments, Inc. and the Company, dated April 1, 2006.	Previously filed as an exhibit to the Form 10/A filed on August 25, 2006.

10.20	License Agreement between Tower Top Investments, Inc. and the Company, dated April 1, 2006	Previously filed as an exhibit to the Form 10/A filed on August 25, 2006.

10.21	License Agreement between Tower Top Investments, Inc. and the Company, dated April 1, 2006.	Previously filed as an exhibit to the Form 10/A filed on August 25, 2006.

10.22	License Agreement between Tower Top Investments, Inc. and the Company, dated April 1, 2006.	Previously filed as an exhibit to the Form 10/A filed on August 25, 2006.

10.23	Executive Employment Agreement between the Company and Michael J. Ah Koy, dated February 1, 2006.	Previously filed as an exhibit to the Form 10/A filed on August 25, 2006.

10.24	Note Purchase Agreement between the Company and SIBL, dated February 10, 2006.	Previously filed as an exhibit to the Form 10/A filed on August 25, 2006.

10.25	First Amendment to Note Purchase Agreement between the Company and SIBL, dated July 24, 2006.	Previously filed as an exhibit to the Form 10/A filed on August 25, 2006.

10.26	Executive Employment Agreement between the Company and Michael D. McCutcheon, dated August 1, 2006.	Previously filed as an exhibit to the Form 10/A filed on August 25, 2006.

10.27	Executive Employment Agreement between the Company and Harry G. Hobbs, effective August 28, 2006.	Previously filed as an exhibit to the Form 10/A filed on August 25, 2006.

10.28	Employment Agreement between the Company and Barry I. Rose, dated January 31, 2006.	Previously filed as an exhibit to the Form 10/A filed on August 25, 2006.

10.29	Amended and Restated Management Agreement between the Company and Level Best, Inc., effective as of January 31, 2006.	Previously filed as an exhibit to the Form 10/A filed on August 25, 2006.

10.30	Distributor Agreement between Canon Australia Pty Limited and Datec (PNG) Limited, dated June 14, 2006.	Previously filed as an exhibit to the Form 10/A-Q for the quarter ended September 30, 2006.2 filed on February 20, 2007.

10.31	Authorized Alliance Support Organization Agency Agreement, dated September 19, 2003, between Datec Australia Pty Ltd. and Hewlett-Packard Australia Pty Ltd.	Previously filed as an exhibit to the Form 10/A-2 filed on February 20, 2007.

10.32	Purchase Agreement between Elandia Technologies, Inc. and Chickasaw Wireless, Inc., dated as of October 20, 2006.	Previously filed as an exhibit to the Form 10/A-2 filed on February 20, 2007.

10.33	Loan Agreement among AST Telecom, LLC, as Borrower, ANZ Finance American Samoa, Inc. and ANZ Amerika Samoa Bank, as Lenders, and ANZ Finance American Samoa, as Agent, dated October 30, 2006.	Previously filed as an exhibit to the Form 10/A-2 filed on February 20, 2007.

10.34	Security Agreement among Elandia, Inc., Elandia South Pacific Holdings, Inc., and Elandia Datec Acquisition Ltd., in favor of ANZ Finance American Samoa, Inc., dated October 30, 2006.	Previously filed as an exhibit to the Form 10/A-2 filed on February 20, 2007.

10.35	Indemnity, Subrogation and Contribution Agreement among AST Telecom, LLC, as Borrower, and Elandia, Inc., Elandia South Pacific Holdings, Inc., Elandia Datec Acquisitions, Inc., Generic Technology Limited, Datec (Fiji) Limited and Network Services Limited, et al, dated October 30, 2006.	Previously filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2006.

10.36	Continuing Guaranty Security Agreement among Elandia, Inc., Elandia South Pacific Holdings, Inc., and Elandia Datec Acquisition Ltd., as Guarantors, in favor of ANZ Finance American Samoa, Inc. and ANZ Amerika Samoa Bank, as Lenders, and ANZ Finance American Samoa, as Agent, dated October 30, 2006.	Previously filed as an exhibit to the Form 10/A-2 filed on February 20, 2007.

10.37	Convertible Note Purchase Agreement dated February 16, 2007, by and among eLandia and SIBL.	Previously filed as an exhibit to the Current Report on Form 8-K dated 10/A-2 filed on February 16, 2007.

10.38	Convertible Promissory Note dated February 16, 2007 issued by eLandia in favor of SIBL	Previously filed as an exhibit to the Current Report on Form 8-K dated 10/A-2 filed on February 16, 2007.

10.39	Stock Pledge Convertible Note Purchase Agreement dated February 16, 2007, by and among eLandia and SIBL.	Previously filed as an exhibit to the Current Report on Form 8-K dated February 16, 2007.

10.40	Credit Agreement dated February 16, 2007, by and among eLandia and Latin Node; Latin Node, LLC, a Florida limited liability company; Latinode Communications Corporation, a Florida corporation; NSite Software, LLC, a Florida limited liability company; Tropical Star Communications, Inc., a Florida corporation; TS Telecommunications, Inc., a Florida corporation; and Total Solutions Telecom, Inc., a Florida corporation (collectively, the “Latin Node Entities”).	Previously filed as an exhibit to the Current Report on Form 8-K dated February 16, 2007.

10.41	Secured Promissory Note dated February 16, 2007 issued by the Latin Node Entities and its subsidiaries in favor of eLandia.	Previously filed as an exhibit to the Current Report on Form 8-K dated February 16, 2007.

10.42	Security Agreement dated February 16, 2007 by and among eLandia and the Latin Node Entities.	Previously filed as an exhibit to the Current Report on Form 8-K dated February 16, 2007.

10.43	Stock Pledge Agreement dated February 16, 2007 by and among eLandia and the Latin Node Entities.	Previously filed as an exhibit to the Current Report on Form 8-K dated February 16, 2007.

10.44	Preferred Stock Purchase Agreement dated February 16, 2007 by and among eLandia, Latin Node, RAV, and Jorge Granados.	Previously filed as an exhibit to the Current Report on Form 8-K dated February 16, 2007.

10.45	Executive Employment Agreement between the Company and Michael J. Ah Koy dated January 1, 2007.	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2006.

10.46	Executive Employment Agreement between eLandia and Michael D. McCutcheon dated February 7, 2007.	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2007.

10.47	First Amendment to Convertible Note Purchase Agreement dated April 11, 2007 by and between eLandia and SIBL.	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2007.

10.48	Letter from Amerika Samoa Bank dated April 17, 2007.	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2007.

10.49	Executive Employment Agreement between the Company and Laura Janke Jaeger dated April 23, 2007.	Previously filed as an exhibit to Form 10-Q for the quarter ended June 30, 2007 filed August 20, 2007.

10.50	Credit Agreement, dated October 2, 2007, by and between Desca and eLandia.	Previously filed as an exhibit to the Current Report on Form 8-K dated October 2, 2007.

10.51	Secured Promissory Note, dated October 2, 2007, issued by Desca in favor of eLandia.	Previously filed as an exhibit to the Current Report on Form 8-K dated October 2, 2007.

10.52	Borrower Pledge and Security Credit Agreement, dated October 2, 2007, by and between Desca and eLandia.	Previously filed as an exhibit to the Current Report on Form 8-K dated October 2, 2007.

10.53	Alvarado Pledge and Security Agreement dated October 2, 2007, by and between Alvarado and issued by Desca in favor of eLandia.	Previously filed as an exhibit to the Current Report on Form 8-K dated October 2, 2007.

10.54	Guaranty of Alvarado dated October 2, 2007.	Previously filed as an exhibit to the Current Report on Form 8-K dated October 2, 2007.

10.55	Preferred Unit Purchase Alvarado Pledge and Security Agreement, dated October 2, 2007, by and among eLandia, Desca, Bella and Alvarado.	Previously filed as an exhibit to the Current Report on Form 8-K dated October 2, 2007.

10.56	Credit Agreement Guaranty of Alvarado, dated October, 2, 2007, by and between eLandia and SIBL.	Previously filed as an exhibit to the Current Report on Form 8-K dated October 2, 2007.

10.57	Secured Promissory Note dated October 2, 2007, issued by and among eLandia in favor of SIBL.	Previously filed as an exhibit to the Current Report on Form 8-K dated October 2, 2007.

10.58	Collateral Assignment Agreement, dated October 2, 2007, by and between eLandia and SIBL.	Previously filed as an exhibit to the Current Report on Form 8-K dated October 2, 2007.

10.59	Amendment No. 1 to Preferred Unit Purchase Agreement, dated November 21, 2007, by and among eLandia, Elandia/Desca Holdings, LLC, Desca Holding LLC and Jorge Enrique Alvarado Amado.	Previously filed as an exhibit to the Current Report on Form 8-K dated November 21, 2007.

10.60	Preferred Stock Purchase Agreement, dated November 21, 2007, by and between eLandia and SIBL.	Previously filed as an exhibit to the Current Report on Form 8-K dated November 21, 2007.

10.61	Security Agreement, dated June 29, 2007, by and among Laurus Master Fund, Ltd., Elandia, Inc., Latin Node, Inc. and certain subsidiaries of Latin Node, Inc.	Previously filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2007.

10.62	Guaranty, dated June 29, 2007, executed by Elandia, Inc. and Retail Americas VOIP, LLC in favor of Laurus Master Fund, Ltd.	Previously filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2007.

10.63	Equity Pledge Agreement, dated June 29, 2007, by and among Latin Node, Inc., Latin Node, LLC, Elandia, Inc., Latin Node Europe, GmbH, Retail Americas VOIP, LLC and Laurus Mater Fund, Ltd.	Previously filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2007.

10.64	Secured Convertible Term Note, dated June 29, 2007, executed by Latin Node, Inc. and certain of its subsidiaries in favor of Laurus Mater Fund, Ltd.	Previously filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2007.

10.65	Secured Revolving Note, dated June 29, 2007, executed by Latin Node, Inc. and certain of its subsidiaries in favor of Laurus Master Fund, Ltd.	Previously filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2007.

10.66	Registration Rights Agreement, dated June 29, 2007, by and between Latin Node, Inc. and Laurus Master Fund, Ltd.	Previously filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2007.

10.67	Executive Employment Agreement between the Company and John Hamm dated July 23, 2007.	Previously filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2007.

10.68	Executive Employment Agreement between eLandia and Pete R. Pizarro dated February 15, 2008.	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2007.

10.69	2007 Stock Option and Incentive Plan.	Previously filed as an exhibit to the Form 14C Information Statement filed on October 17, 2008.

10.70	2008 Executive Incentive Plan.	Previously filed as an exhibit to the Form 14C Information Statement filed on October 17, 2008.

10.71	Executive Employment Agreement between eLandia and Harley L. Rollins effective September 1, 2008.	Previously filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2008.

10.72	Modification Agreement between eLandia and SIBL dated February 6, 2009.	Previously filed as an exhibit to the Current Report on Form 8-K dated February 6, 2009.

10.73	Fourth Amendment to Credit Agreement between eLandia and SIBL dated February 6, 2009.	Previously filed as an exhibit to the Current Report on Form 8-K dated February 6, 2009.

10.74	Amendment to Executive Employment Agreement between eLandia and Pete R. Pizarro dated February 6, 2009.	Previously filed as an exhibit to the Current Report on Form 8-K dated February 6, 2009.

10.75	Additional Modification Agreement between eLandia and SIBL dated February 6, 2009.	Previously filed as an exhibit to the Current Report on Form 8-K dated February 6, 2009.

10.76	Termination Agreement between eLandia and SIBL dated February 6, 2009.	Previously filed as an exhibit to the Current Report on Form 8-K dated February 6, 2009.

10.77	Separation agreement between eLandia and Oscar Coen.	Filed herewith.

14.1	Code of Business Conduct and Ethics.	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2007.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 2, 2009	ELANDIA INTERNATIONAL INC.

	By:	/s/ Pete R. Pizarro
Pete R. Pizarro, Chairman of the Board (Chief Executive Officer)

Date: April 2, 2009	By:	/s/ Harley L. Rollins
Harley L. Rollins, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2009.

/s/ PETE R. PIZARRO	Chairman of the Board of Directors (Chief Executive Officer)
Pete R. Pizarro

/S/ HARLEY L. ROLLINS	Chief Financial Officer (Principal Financial and Accounting Officer)
Harley L. Rollins

/s/ CHARLES J. FERNANDEZ	Director
Charles J. Fernandez

/s/ Dr. M. LEWIS TEMARES	Director
Dr. M. Lewis Temares

Exhibit Index

Exhibit No.	Description of Document
10.77	Separation agreement between eLandia and Oscar Coen.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.