Form 10-Q
period 2009-03-31
ELANDIA INTERNATIONAL INC.
filed 2009-05-19
CIK 1352819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter time period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of May 12, 2009, the registrant had 24,780,220 shares of common stock, $0.00001 par value per share, outstanding.

ELANDIA INTERNATIONAL INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

eLandia International Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$13,163,358	$37,991,884
Short-Term Investments	13,081,976	8,157,104
Restricted Cash	6,257,131	6,277,374
Accounts Receivable, Net	56,038,289	72,037,287
Inventories, Net	18,708,965	16,669,569
Prepaid Expenses and Other Current Assets	9,163,596	7,847,841
Deposits with Suppliers and Subcontractors	2,628,104	2,348,528
Deferred Tax Asset – Current Portion	976,195	976,195

Total Current Assets	120,017,614	152,305,782
Property, Plant and Equipment, Net	27,175,799	24,716,785
Deferred Tax Asset	12,100	12,100
Telecommunications Licenses and Agreements	858,743	858,743
Customer Lists, Net	3,386,811	2,836,957
Contract Rights, Net	2,432,464	3,164,572
Trade Names, Net	7,495,272	8,151,122
Goodwill	19,029,060	30,502,160
Deferred Financing Costs, Net	—	18,372
VAT Receivable, Net	5,826,803	4,350,738
Other Assets	6,361,284	6,057,746

Total Assets	$192,595,950	$232,975,077

The accompanying notes are an integral part of these condensed consolidated financial statements.

eLandia International Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Continued)

	March 31, 2009	December 31, 2008
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$46,316,695	$53,977,396
Accrued Expenses	13,848,409	13,323,881
Lines of Credit	19,845,278	27,359,321
Long-Term Debt - Current Portion	21,213,435	22,331,381
Capital Lease Obligations - Current Portion	867,496	562,318
Income Taxes Payable	331,690	465,390
Customer Deposits	3,800,186	5,510,050
Deferred Revenue	4,289,632	4,612,374
Deferred Gain on Sale Leaseback – Related Party - Current Portion	257,397	257,397
Minority Interest Purchase Price Obligations - Current Portion	1,320,000	1,320,000
Liabilities of Discontinued Operations	1,294,653	845,350
Other Current Liabilities	670,747	889,138

Total Current Liabilities	114,055,618	131,453,996

Long-Term Liabilities
Long-Term Debt, Net of Current Portion	444,426	1,071,157
Long-Term Debt - Related Party	—	12,000,000
Capital Lease Obligations, Net of Current Portion	2,218,403	1,375,425
Deferred Gain on Sale Leaseback - Related Party, Net of Current Portion	—	64,349
Minority Interest Purchase Price Obligations, Net of Current Portion	7,478,838	7,478,838
Liabilities of Discontinued Operations	1,000,000	1,500,000
Other Long-Term Liabilities	585,313	636,834

Total Long-Term Liabilities	11,726,980	24,126,603

Total Liabilities	125,782,598	155,580,599

Commitments and Contingencies

Common Stock, Subject to Possible Redemption, 433,333 shares at Redemption Value	2,599,998	2,599,998

Stockholders’ Equity
eLandia International Inc. Stockholders’ Equity
Preferred Stock, $0.00001 Par Value; 35,000,000 Shares Authorized; 4,118,263 and 2,340,485 Shares Issued and Outstanding at March 31, 2009 and December 31, 2008, Respectively

Series A Convertible Preferred Stock, $0.00001 Par Value; 6,500,000 Shares Authorized; -0- Shares Issued and Outstanding at March 31, 2009 and December 31, 2008	—	—

Series B Convertible Preferred Stock, $0.00001 Par Value; 14,074,074 Shares Authorized; 4,118,263 and 2,340,485 Shares Issued and Outstanding at March 31, 2009 and December 31, 2008, Respectively. Liquidation preference of $27,798,275 and $15,798,273 at March 31, 2009 and December 31, 2008, Respectively	16,679,962	15,785,517

Common Stock, $0.00001 par value; 200,000,000 Shares Authorized; 24,344,987 and 41,301,932 Shares Issued and 24,778,320 and 40,739,432 Shares Outstanding at March 31, 2009 and December 31, 2008, Respectively (Less 433,333 Shares Subject to Possible Redemption)	242	402
Additional Paid-In Capital	163,227,112	151,963,772
Accumulated Deficit	(122,841,402)	(101,562,481)
Accumulated Other Comprehensive Income	2,070,712	3,460,633

Total eLandia International Inc. Stockholders’ Equity	59,136,626	69,647,843
Noncontrolling Interests	5,076,728	5,146,637

Total Stockholders’ Equity	64,213,354	74,794,480

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$192,595,950	$232,975,077

The accompanying notes are an integral part of these condensed consolidated financial statements.

eLandia International Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
REVENUE
Product Sales	$24,303,814	$28,217,343
Services	14,510,374	13,850,443

Total Revenue	38,814,188	42,067,786

COSTS AND EXPENSES
Cost of Revenue – Product Sales	15,975,338	22,978,973
Cost of Revenue – Services	6,878,825	6,892,137
Sales, Marketing and Customer Support	7,328,646	7,270,807
General and Administrative	14,032,424	7,257,984
Impairment of Goodwill and Intangible Assets	11,852,969	—
Depreciation and Amortization	1,358,787	1,081,666
Amortization – Intangible Assets	1,229,853	1,310,738

Total Operating Expenses	58,656,842	46,792,305

LOSS FROM CONTINUING OPERATIONS	(19,842,654)	(4,724,519)
OTHER (EXPENSE) INCOME
Interest Expense and Other Financing Costs (Including $199,617 and $757,500 for the Three Months Ended March 31, 2009 and 2008, Respectively, to a Related Party)	(1,312,216)	(2,377,695)
Interest Income	245,696	235,063
Other Income (Expense)	55,211	(770,381)
Gain on Sale Leaseback – Related Party	64,349	84,180
Foreign Exchange (Loss) Gain	(753,733)	432,683

Total Other Expense	(1,700,693)	(2,396,150)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	(21,543,347)	(7,120,669)
Income Tax Expense	(164,232)	(228,100)

LOSS FROM CONTINUING OPERATIONS, NET OF INCOME TAX EXPENSE	(21,707,579)	(7,348,769)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX EXPENSE	431,106	(8,035,714)

NET LOSS	$(21,276,473)	$(15,384,483)
Less: Income (Loss) Attributable to Noncontrolling Interests	2,448	(375,379)

NET LOSS ATTRIBUTABLE TO ELANDIA INTERNATIONAL INC.	$(21,278,921)	$(15,009,104)

AMOUNTS ATTRIBUTABLE TO ELANDIA INTERNATIONAL INC.
Loss from Continuing Operations	$(21,710,027)	$(6,973,390)
Income (Loss) from Discontinued Operations	431,106	(8,035,714)

NET LOSS ATTRIBUTABLE TO ELANDIA INTERNATIONAL INC.	$(21,278,921)	$(15,009,104)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO ELANDIA INTERNATIONAL INC., BASIC AND DILUTED
Continuing Operations	$(0.70)	$(0.37)
Discontinued Operations	0.01	(0.43)

Net Loss per Common Share	$(0.69)	$(0.80)

Weighted Average Number of Common Shares Outstanding, Basic and Diluted	31,067,973	18,662,161

OTHER COMPREHENSIVE LOSS, NET OF TAX
Net Loss	$(21,276,473)	$(15,384,483)
Foreign Currency Translation Adjustment	(1,389,921)	(140,190)

Comprehensive Loss	(22,666,394)	(15,524,673)
Comprehensive Loss Attributable to Noncontrolling Interest	69,909	375,379

COMPREHENSIVE LOSS ATTRIBUTABLE TO ELANDIA INTERNATIONAL INC.	$(22,596,485)	$(15,149,294)

The accompanying notes are an integral part of these condensed consolidated financial statements.

eLandia International Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

For The Three Months Ended March 31, 2009

(Unaudited)

	Preferred Stock - Series A $0.00001 Par Value		Preferred Stock - Series B $0.00001 Par Value		Common Stock $0.00001 Par Value		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCES — January 1, 2009	—	$—	2,340,485	$15,785,517	40,306,099	$402	$151,963,772	$(101,562,481)	$3,460,633	$5,146,637	$74,794,480
Shares Received and Cancelled from Litigation Settlement	—	—	—	—	(375,000)	(4)	(449,996)	—	—	—	(450,000)
Conversion of Promissory Note - Related Party to Series B Preferred Stock	—	—	1,777,778	894,445	(16,148,612)	(162)	11,078,506	—	—	—	11,972,789
Issuance of Restricted Common Stock to Executive	—	—	—	—	562,500	6	(6)	—	—	—	—
Foreign Currency Translation Adjustment	—	—	—	—	—	—	—	—	(1,389,921)	(72,357)	(1,462,278)
Share-based Compensation	—	—	—	—	—	—	634,836	—	—	—	634,836
Net (Loss) Income	—	—	—	—	—	—	—	(21,278,921)	—	2,448	(21,276,473)

BALANCES — March 31, 2009	—	$—	4,118,263	$16,679,962	24,344,987	$242	$163,227,112	$(122,841,402)	$2,070,712	$5,076,728	$64,213,354

The accompanying notes are an integral part of these condensed consolidated financial statements.

eLandia International Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss from Continuing Operations	$(21,707,579)	$(7,348,769)

Adjustments to Reconcile Net Loss from Continuing Operations to Net Cash and Cash Equivalents Used in Operating Activities:
Provision for Doubtful Accounts	250,000	86,727
Provision for Non-Collectible VAT Receivable	208,589	—
Impairment of Goodwill and Intangible Assets	11,852,969	—
Share-Based Compensation	634,836	678,593
Depreciation and Amortization	1,358,787	1,081,666
Amortization — Intangible Assets	1,229,853	1,310,738
Amortization of Deferred Financing Costs and Discount on Long-Term Debt	18,372	693,323
Gain on Sale Leaseback — Related Party	(64,349)	(84,179)
Foreign Currency Loss (Gain)	753,733	(432,683)
Accrued Interest on Convertible Promissory Note — Related Party	—	757,500
Changes in Operating Assets and Liabilities:
Accounts Receivable	14,194,869	(4,884,361)
Inventories	(2,496,277)	516,412
Prepaid Expenses and Other Current Assets	(1,510,291)	(484,998)
Deposits with Suppliers and Subcontractors	(312,484)	506,232
VAT Receivable	(1,689,903)	—
Other Assets	(332,341)	(2,699,042)
Accounts Payable	(7,219,420)	7,797,041
Accrued Expenses	843,521	408,879
Income Taxes Payable	(133,700)	174,660
Customer Deposits	(1,766,810)	(612,031)
Deferred Revenue	(322,742)	(786,161)
Other Liabilities	(232,546)	(112,411)

TOTAL ADJUSTMENTS	15,264,666	3,915,905

CASH AND CASH EQUIVALENTS USED IN OPERATING ACTIVITIES	(6,442,913)	(3,432,864)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Paid for Acquisitions	(3,564,534)	—
Purchases of Property and Equipment	(748,478)	(2,249,190)
Purchases of Certificates of Deposits	(4,924,872)	—
Restricted Cash	20,243	—

CASH AND CASH EQUIVALENTS USED IN INVESTING ACTIVITIES	(9,217,641)	(2,249,190)

The accompanying notes are an integral part of these condensed consolidated financial statements.

eLandia International Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Continued)

	For the Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES
(Payments) Proceeds from Lines of Credit, Net	(5,117,822)	3,490,020
Proceeds from Long-Term Debt	13,074,781	1,202,096
Principal Payments of Long-Term Debt	(14,819,458)	(4,975,486)
Principal Payments on Capital Leases	(127,041)	(151,204)
Proceeds from Sale of Series B Preferred Stock, Net of Issuance Costs	—	10,701,803
Transaction Costs Paid — Conversion of Promissory Note	(226,829)	—
Proceeds from Exercise of Warrants	—	4,158
Dividends Paid to Noncontrolling Interest	—	(481,808)

CASH AND CASH EQUIVALENTS (USED IN) PROVIDED BY FINANCING ACTIVITIES	(7,216,369)	9,789,579

CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating Cash Flows	(69,589)	(2,804,880)
Investing Cash Flows	—	881,658
Financing Cash Flows	—	(6,410,890)

NET CASH AND CASH EQUIVALENTS USED IN DISCONTINUED OPERATIONS	(69,589)	(8,334,112)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1,882,014)	476,040

NET DECREASE IN CASH AND CASH EQUIVALENTS	(24,828,526)	(3,750,547)

CASH AND CASH EQUIVALENTS— Beginning	37,991,884	19,996,403

CASH AND CASH EQUIVALENTS— Ending	$13,163,358	$16,245,856

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid During the Periods For:
Interest	$1,077,171	$909,321
Taxes	$193,121	$415,113

NON-CASH INVESTING AND FINANCING ACTIVITES:
Conversion of Promissory Notes—Related Party to Series B Convertible Preferred Stock	$12,000,000	$—
Accrued Interest Contributed to Capital Upon Conversion of Promissory Note—Related Party	$199,617	$—
Cancellation of Common Stock Upon Conversion of Promissory Note—Related Party	$162	$—
Issuance of Restricted Stock	$6	$—
Acquisition of Equipment with Issuance of Capital Leases	$1,275,197	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2009

(Unaudited)

NOTE 1 – Organization and Business

eLandia International Inc. (“eLandia,” “Company,” “we,” “us,” and/or “our”), through its subsidiaries, sells information technology (“IT”) products and provides professional IT services including technology integration, managed services and education services, and offers telecommunications products and services in emerging markets, including Latin America and the South Pacific. The products and services we offer in each of these markets vary depending on the infrastructure, existing telecommunication and data communications systems and the needs of the local economy.

NOTE 2 – Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements as of March 31, 2009 and for the three months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited consolidated financial statements. The unaudited interim condensed consolidated balance sheet as of March 31, 2009, unaudited interim condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008, the unaudited interim condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2009, and the unaudited interim condensed consolidated statements of cash flows for the three months ended March 31, 2009 and 2008 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three months ended March 31, 2009 are not necessarily indicative of results to be expected for the year ending December 31, 2009 or for any future interim period. The condensed consolidated balance sheet at December 31, 2008 has been derived from audited consolidated financial statements; however, these notes to the condensed consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC.

NOTE 3 – Liquidity, Financial Condition and Management’s Plans

We incurred a $19,842,654 loss from continuing operations and used $6,442,913 of cash in continuing operations for the three months ended March 31, 2009. As of March 31, 2009, we have a $122,841,402 accumulated deficit and working capital of $5,961,996.

Our net loss includes an aggregate of $16,242,790 of non-cash charges principally consisting of $11,852,969 of goodwill and intangible assets impairment charges, $2,607,012 of depreciation and amortization and $634,836 of stock based compensation.

Historically our principal source of liquidity has been the issuances of equity and debt securities, including preferred stock and convertible promissory notes, to Stanford International Bank Ltd. (“SIBL”) (and its related entities), our former principal stockholder. However, as discussed in Note 11, the collective impact of the uncertainties surrounding SIBL is that they will no longer be a source of funding. Other sources of funds include cash from external financing arrangements, including a revolving line of credit facility of up to $5 million from ANZ Finance American Samoa, Inc., various lines of credit with multiple local banks in South and Central America and trade payables financing provided by our principal supplier.

As more fully described in Note 10, during the three months ended March 31, 2009, SIBL converted $12.0 million of outstanding debt under a bridge loan agreement into our Series B Preferred Stock.

Management believes that our current level of working capital at March 31, 2009, together with the net proceeds from the sale of our interests in Datec PNG, Ltd. in April 2009, will be sufficient to sustain operations through at least April 1, 2010. However, there can be no assurance that the plans and actions proposed by management will be successful or that unforeseen circumstances will not require us to seek additional funding sources in the future or effectuate plans to conserve liquidity. In addition, there can be no assurance that in the event additional sources of funds are needed they will be available on acceptable terms, if at all.

NOTE 4 – Significant Accounting Policies

Principles of Consolidation

The unaudited interim condensed consolidated financial statements include the accounts of eLandia and all of its majority owned subsidiaries, except for a certain subsidiary which has filed an assignment for the benefit of creditors, the investment in which is recorded under the equity method of accounting because of a loss in control. All significant intercompany balances and transactions have been eliminated in consolidation.

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

We hold a 50% interest in Datec PNG Pty Limited (“Datec PNG”), over which we have management influence and guarantee a portion of Datec PNG’s debt. Due to our management influence, we consolidate Datec PNG within our consolidated financial statements under the FIN 46(R) consolidation model. Datec PNG provides technology products, Internet access services and IT services to large corporate organizations. Datec PNG has an overdraft facility account with a maximum borrowing limit of approximately $1.9 million. This overdraft facility account is secured by the assets of Datec PNG.

The following is a summary of certain financial data for Datec PNG as of March 31, 2009 and December 31, 2008, and for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Revenues	$8,221,772	$8,559,392
Net loss (including an impairment charge of $10,827,252 for goodwill and other intangible assets of Datec PNG during 2009)	(10,862,599)	(329,967)

	As of March 31, 2009	As of December 31, 2008
Total assets	$13,122,454	$24,399,012
Total liabilities	6,243,196	24,311,108

As discussed in Note 16, on April 17, 2009 we sold our 50% ownership interest in Datec PNG to Steamships Ltd.

Reclassification

We have reclassified certain prior year amounts to conform to the current period’s presentation. These reclassifications have no effect on the financial position at December 31, 2008, the cash flows for the three months ended March 31, 2008 or the results of operations for the three months ended March 31, 2008.

Use of Estimates

The preparation of the unaudited interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited interim condensed consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount of uncollectible accounts receivable, the valuation of VAT receivable, the valuation of minority interest purchase price obligations, the amount to be paid for the settlement of liabilities of discontinued operations, accrued expenses, the amount allocated to contract rights, customer lists, trade names and goodwill in connection with acquisitions, along with the estimated useful lives for amortizable intangible assets and property, plant and equipment, warrants granted in connection with various financing transactions, share-based payment arrangements, and the percentage of completion with respect to production contacts in circumstances where the use of that accounting method is deemed to be appropriate.

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

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. We enter into certain arrangements where we are obligated to deliver multiple products and/or services (multiple elements). In these arrangements, we generally allocate the total revenue among the elements based on the sales price of each element when sold separately (vendor specific objective evidence).

Revenues recognized in advance of amounts billable pursuant to contract terms, based on work performed and/or services provided to date, are recorded as unbilled receivables in the accompanying condensed consolidated balance sheet. Unbilled receivables are billable upon various events, including the attainment of performance milestones, delivery of equipment and/or services, or completion of the contract.

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

Production Type Contracts

From time to time, we enter into contracts that are accounted for using the percentage of completion method, as prescribed by Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue recognized on contracts in process is based upon estimated contract revenue and related total cost of the project at completion. The extent of progress toward completion is generally measured based on the ratio of actual cost incurred to total estimated cost at completion. Labor hours incurred is used as the measure of progress towards completion. Revisions to cost estimates as contracts progress have the effect of increasing or decreasing profits each period. Provisions for anticipated losses are made in the period in which they become determinable.

We did not have any significant production contracts in effect during the three months ended March 31, 2009 and 2008.

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

Vendor rebates for which we have a contractual right of offset are recorded net of accounts payable in the accompanying unaudited interim condensed consolidated balance sheets. We accrued approximately $1,721,171 and $1,493,000 of rebates due from a single vendor that is being accounted for as a reduction of accounts payable at March 31, 2009 and December 31, 2008, respectively, in accordance with the provisions of FASB Interpretation No. (“FIN”) 39, “Offsetting of Amounts Related to Certain Contracts—An Interpretation of APB Opinion No. 10 and FASB Statement No. 105.”

Inventory

Inventory consists predominantly of finished goods inventory, inclusive of technology equipment, products and accessories. Inventory is carried at the lower of cost or net realizable value. Cost is based on a weighted average or first-in-first-out method. All expenditures incurred in acquiring inventory including transportation and custom duties are included in inventory. Reserves for obsolete inventory are provided based on historical experience of a variety of factors including sales volume, product life, and levels of inventory at the end of the period. Our reserve for obsolete inventory at March 31, 2009 and December 31, 2008 amounted to $1,238,425 and $1,289,833, respectively.

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

As more fully discussed in Notes 8 and 9, we undertook a review of the carrying amount of our goodwill and intangible assets as of March 31, 2009 and determined that the value of our goodwill and intangible assets related to Datec PNG and Fiji had been impaired. Accordingly, we recorded an impairment charge of $11,852,969 in the accompanying unaudited condensed consolidated statement of operations during the three months ended March 31, 2009.

We will continue to evaluate goodwill and intangible assets for impairment, at least annually, in accordance with SFAS 144 and 142. Other than as set forth above, during the three months ended March 31, 2009, we did not identify any indication of goodwill or intangible asset impairment in our other reporting units.

Net Loss Per Share

We compute net loss per share in accordance with SFAS No. 128, “Earnings Per Share.” Under SFAS No. 128, basic net loss per share is computed by dividing net loss per common share attributable to eLandia by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted net loss per common share attributable to eLandia for the three months ended March 31, 2009 and 2008 includes 28,125 and 125,000 unexercised warrants, respectively, with an exercise price of $.001 per share.

The computation of basic loss per share for the three months ended March 31, 2009 and 2008 excludes the following potentially dilutive securities because their inclusion would be anti-dilutive.

	2009	2008
Convertible Notes	—	6,060,000
Convertible Preferred Stock	4,118,263	7,081,226
Common Stock Purchase Warrants	1,409,259	289,259
Non-Vested Restricted Stock	—	750,000
Stock Options	5,964,750	4,882,050

	11,492,272	19,062,535

Recently Adopted Accounting Pronouncements

On January 1, 2009, we adopted SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS 141(R)”), which replaces SFAS No. 141, “Business Combinations,” (“SFAS 141”) but retains the fundamental requirements in SFAS 141, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. SFAS 141(R) requires an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Additionally, SFAS 141(R) requires acquisition-related costs to be expensed in the period in which the costs are incurred and the services are received instead of including such costs as part of the acquisition price. The adoption of SFAS 141(R) did not have a material impact on our condensed consolidated financial statements, as the acquisitions made during the three months ended March 31, 2009 were not material. The provisions of SFAS 141(R) will be applied at such time when measurement of a business acquisition is required.

On January 1, 2009, we adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” (“SFAS 157”) as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the consolidated financial statements on at least an annual basis. SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of SFAS 157, as it relates to nonfinancial assets and nonfinancial liabilities, had no impact on our condensed consolidated financial statements. The provisions of SFAS 157 will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of SFAS 157 (Note 5).

On January 1, 2009, we adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS 160 requires, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. The presentation and disclosure requirements of SFAS 160 were applied retrospectively. Other than the change in presentation of noncontrolling interests, the adoption of SFAS 160 had no impact on our condensed consolidated financial statements.

On January 1, 2009, we adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133), and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of SFAS 161 had no impact on our condensed consolidated financial statements.

On January 1, 2009, we adopted FASB Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. The adoption of FSP FAS 142-3 had no impact on our condensed consolidated financial statements.

On January 1, 2009, we adopted FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The adoption of FSP EITF 03-6-1 did not have a material impact on our condensed consolidated financial statements.

On January 1, 2009, we adopted FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“APB Opinion No. 14”). Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The adoption of FSP APB 14-1 did not have a material impact on our condensed consolidated financial statements.

On January 1, 2009 we adopted EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument, or embedded feature, is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuations. The adoption of EITF 07-5 did not have a material impact on our condensed consolidated financial statements.

On January 1, 2009, we adopted EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement” (“EITF 08-5”). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement should not include the effect of the credit enhancement in the fair value measurement of the liability. The adoption of EITF 08-5 did not have a material impact on our condensed consolidated financial statements.

On January 1, 2009, we adopted EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets” (“EITF 08-7”). EITF 08-7 provides that acquired defensive intangible assets should be accounted for as a separate unit of accounting. It should not be included as part of the cost of an entity’s existing intangible asset(s). The adoption of EITF 08-7 did not have an impact on our condensed consolidated financial statements. The provisions of EITF 08-7 will be applied at such time when measurement of a defensive intangible asset is required.

On January 1, 2009, we adopted EITF Issue No. 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary” (“EITF 08-8”). EITF 08-8 addresses the determination of whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary, is indexed to the reporting entity’s own stock and therefore should not be precluded from qualifying for the first part of the scope exception in paragraph 11(a) of SFAS No. 133 or being with the scope of EIF No. 00-19. The adoption of EITF 08-8 did not have a material impact on our condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

NOTE 5 – Fair Value

We have categorized our assets and liabilities recorded at fair value based upon the fair value hierarchy specified by SFAS 157.

The levels of fair value hierarchy are as follows:

•	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access.

•

Level 2 inputs utilize other-than-quoted prices that are observable, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

•	Level 3 inputs are unobservable and are typically based on our own assumptions, including situations where there is little, if any, market activity.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, we categorize such financial asset or liability based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Both observable and unobservable inputs may be used to determine the fair value of positions that are classified within the Level 3 category. As a result, the unrealized gains and losses for assets within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in historical company data) inputs.

The following are the major categories of assets measured at fair value on a nonrecurring basis during the three month period ended March 31, 2009, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at March 31, 2009	Total Impairment for the Three Months ended March 31, 2009
Goodwill	$-0-	$-0-	$19,029,060	$19,029,060	$11,508,536
Intangible Assets	-0-	1,239,785	12,933,505	14,173,290	344,433

Total	$-0-	$1,239,785	$31,962,565	$33,202,350	$11,852,969

In accordance with the provisions of SFAS 144, intangible assets with a carrying amount of $14,517,723 were written down to their fair value of $14,173,290, resulting in an impairment charge of $344,433, which was included in the condensed consolidated statement of operations for the three months ended March 31, 2009.

In accordance with the provisions of SFAS No. 142, goodwill with a carrying amount of $30,537,596 was written down to its implied fair value of $19,029,060, resulting in an impairment charge of $11,508,536, which was included in the condensed consolidated statement of operations for the three months ended March 31, 2009.

NOTE 6 – Acquisitions

During 2008, we completed three acquisitions:

•	Transistemas, S.A., a network and system integrator operating in Argentina, under a similar business model as Desca;

•	Center of Technology Transfer Corporation (“CTT”), an education services integrator in information and communications technologies, business skills and best practices in Latin America; and,

•

Pac-Rim Redeployment, LLC (“PRR”) and American Samoa Hawaii Cable, LLC (“ASHC”), which were formed for the redeployment and operation of an undersea fiber optic cable system providing telecommunications and internet services to American Samoa.

The following unaudited interim condensed consolidated pro forma information gives effect to the acquisitions listed above as if these transactions had occurred on January 1, 2008. The following pro-forma information is presented for illustration purposes only and is not necessarily indicative of the results that would have been attained had the acquisition of these businesses been completed on January 1, 2008, nor are they indicative of results that may occur in any future periods.

For the Three Months Ended March 31, 2008
Revenues	$49,706,579
Loss from Operations	(5,474,875)
Net Loss from Continuing Operations	(16,132,873)

Basic and Diluted Loss from Continuing Operations per Share	$(0.84)
Weighted Average Shares Outstanding-Basic and Diluted	19,095,494

In addition, we made two acquisitions during 2009: (1) Center of Technology Transfer Corporation – Peru and (2) American Samoa Entertainment, Inc. The total aggregate consideration for these acquisitions was $3,564,534.

NOTE 7 – Discontinued Operations

Our discontinued operations are comprised of our investment in Latin Node, Inc. (“LatinNode”), which has filed an assignment for the benefit of creditors, the investment in which is recorded under the equity method of accounting because of a loss in control, and certain eLandia predecessor companies that no longer conduct any operations.

We had no assets classified as discontinued operations at March 31, 2009 or at December 31, 2008. A summary of our liabilities from discontinued operations as of March 31, 2009 and December 31, 2008 and our results of discontinued operations for the three months ended March 31, 2009 and 2008 is as follows:

Liabilities from Discontinued Operations

	As of March 31, 2009	As of December 31, 2008
Accounts Payable	$—	$48,091
Accrued Expenses	284,653	287,259
Accrued FCPA Liability	1,000,000	500,000
Capital Lease Obligations – Current Portion	10,000	10,000

Liabilities from Discontinued Operations – Current	$1,294,653	$845,350

Accrued FCPA Liability	$1,000,000	$1,500,000

Liabilities from Discontinued Operations – Long-Term	$1,000,000	$1,500,000

Results of Discontinued Operations

	For the Three Months Ended March 31,
	2009	2008
Revenue	$–	$27,214,998
Cost of Revenue	–	(25,754,700)
Sales, Marketing and Customer Support	–	(261,227)
General and Administrative Expenses	–	(6,212,590)
Depreciation and Amortization	–	(615,051)
Interest Expense, net	–	(229,100)
Other Income (Expense)	431,106	(2,178,044)

Net Income (Loss) From Discontinued Operations	$431,106	$(8,035,714)

AST Telecom, LLC

In December 2007, the Board of Directors approved former management’s proposal to dispose of AST Telecom, LLC (“AST”), which is one of our subsidiaries that principally conducts operations in American Samoa providing wireless coverage and Internet access. Based on a written agreement with a prospective buyer, we expected to complete the disposal within one year from the date of such approval. As such, the results of these activities were classified as discontinued operations as of December 31, 2007. The proposed sale did not occur and, during the quarter ended June 30, 2008, we determined that AST no longer met the requirements for classification as an asset held for sale under SFAS No. 144. Accordingly, the March 31, 2008 unaudited interim condensed consolidated financial statements have been recast to no longer classify AST as discontinued operations.

NOTE 8 – Goodwill

Goodwill represents the excess of the purchase price paid over the cost of net assets acquired in business combinations accounted for under the purchase method of accounting. Changes in the carrying amount of goodwill for the three months ended March 31, 2009 were as follows:

	Latin America	South Pacific	Total
Balance at January 1, 2009	$16,088,787	$14,413,373	$30,502,160
Acquisitions in 2009	183,374	838,558	1,021,932
Impairment charge	—	(11,508,536)	(11,508,536)
Foreign currency translation effect	(94,611)	(891,885)	(986,496)

Balance at March 31, 2009	$16,177,550	$2,851,510	$19,029,060

In February 2009, management approved the sale of our 50% interest in Datec PNG. The sale was completed on April 17, 2009 (see Note 16). As a result of this decision, we undertook a review of the carrying amount of our goodwill and intangible assets as of March 31, 2009 and determined that the value of our goodwill and intangible assets related to Datec PNG had been impaired. Accordingly, we recorded a goodwill impairment charge of $10,482,819 in the accompanying unaudited interim condensed consolidated statement of operations during the three months ended March 31, 2009.

Additionally, in April 2009, the Reserve Bank of Fiji announced that Fiji’s currency had been devalued by 20% effective immediately. Also, in April 2009, the President of Fiji annulled the country’s constitution, terminated all the judges in the country and declared himself the head of state. As a result of the Ah Koy litigation discussed in Note 11 and Fiji’s current economic instability and uncertain business climate, we undertook a review of the carrying amount of our goodwill as of March 31, 2009 and determined that the value of our goodwill related to Fiji had been impaired. Accordingly, we recorded a goodwill impairment charge of $1,025,717 in the accompanying unaudited interim condensed consolidated statement of operations during the three months ended March 31, 2009.

NOTE 9 – Intangible Assets

Intangible asset values and the related accumulated amortization are as follows:

	Definite Life Assets			Indefinite Life Assets
	Customer Lists	Contract Rights	Trade Names	Telecommunications Licenses and Agreements
Gross Value at December 31, 2008	$4,516,408	$8,100,066	$10,493,604	$858,743
Accumulated Amortization at December 31, 2008	(1,679,451)	(4,935,494)	(2,342,482)	—

Net Value at December 31, 2008	$2,836,957	$3,164,572	$8,151,122	$858,743

Gross Value at March 31, 2009	$5,198,265	$7,843,996	$10,493,604	$858,743
Accumulated Amortization at March 31, 2009	(1,811,454)	(5,411,532)	(2,998,332)	—

Net Value at March 31, 2009	$3,386,811	$2,432,464	$7,495,272	$858,743

Acquired intangibles with a definite life are amortized on a straight-line basis over weighted average lives. Telecommunications licenses and agreements are generally perpetual in nature and therefore are not amortized.

As discussed in Note 8, in connection with our review of the carrying amount of our intangible assets as of March 31, 2009, we recorded an intangible asset impairment charge of $344,433 related to Datec PNG in the accompanying unaudited interim condensed consolidated statement of operations during the three months ended March 31, 2009.

Amortization expense amounted to $1,229,853 and $1,310,738 for the three months ended March 31, 2009 and 2008, respectively.

NOTE 10 – Long-Term Debt

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

On February 6, 2009, as part of a modification to our capital structure, we entered into a Modification Agreement and a Fourth Amendment with SIBL. Pursuant to the Modification Agreement:

•	we agreed to further amend the Bridge Loan Agreement (“Fourth Amendment”) to terminate SIBL’s obligation to fund the balance of $28 million committed by SIBL under the Bridge Loan Agreement;

•

in partial consideration of our agreement to terminate the Bridge Loan Agreement, SIBL agreed to convert the $12 million outstanding principal amount under the Bridge Loan Agreement into 1,777,778 shares of our Series B Preferred Stock and the accrued interest was cancelled;

•

as a result of the Fourth Amendment and the termination of the Bridge Loan Agreement, all related loan, security and collateral documents were also released and terminated. This included the release of guarantees granted by our subsidiaries, eLandia South Pacific Holdings, Inc. and eLandia Technologies, Inc. (the “Guarantors”), for the benefit of SIBL. In addition, pursuant to the Fourth Amendment, all security interests and other liens granted to SIBL under securities pledge agreements executed by us and each of the Guarantors were satisfied and discharged and all collateral pledged was released;

•	SIBL agreed to surrender for cancellation 16,148,612 shares of our common stock thereby reducing to 49.9% SIBL’s ownership of our outstanding common stock;

•

we granted SIBL an option, exercisable through March 31, 2009, to purchase an additional 592,593 shares of our Series B Preferred Stock for an aggregate purchase price of $4 million (the “Option”). The Option expired unexercised;

•	SIBL agreed to modify the Series B Preferred Stock as follows:

•

setting the initial conversion rate (the “Conversion Rate”) for the shares of the Series B Preferred Stock at a rate of seven shares of our common stock for each eight shares of Series B Preferred Stock;

•	providing for adjusted Conversion Rates of 3.5 shares of common stock for every eight shares of series B preferred stock in the event that SIBL does not exercise the Option;

•

providing that the shares of Series B Preferred Stock are automatically converted into shares of our common stock at the then effective Conversion Rate to the extent necessary for SIBL to maintain ownership of 49.9% of the then total amount of issued and outstanding shares of our common stock;

•	removing all voting rights of the Series B Preferred Stock;

•	providing that the shares of Series B Preferred Stock have no more rights than our common stock, other than a liquidation preference; and

•

adding certain protective provisions providing that the following actions cannot be taken without prior approval of the holders of the majority of the Series B Preferred Stock outstanding: (a) any change to the rights, preferences or privileges of the Series B Preferred Stock; or (b) the creation of a new class or series of stock superior to the Series B Preferred Stock.

•	SIBL agreed to place all of its shares of our common stock and Series B Preferred Stock in a voting trust pursuant to a voting trust agreement;

•	all registration rights agreements between us and SIBL were terminated with no further obligation on our part to file any registration statement for the benefit of SIBL;

•	we agreed to amend the employment agreement of Pete R. Pizarro, our Chief Executive Officer (“Mr. Pizarro”), who would have otherwise been entitled to terminate his employment for “Good Reason;” and

•

SIBL agreed to the transfer by February 28, 2009 to us of $2.35 million of indebtedness of our subsidiary, Desca, due to an affiliate of SIBL in exchange for 344,444 shares of Series B Preferred Stock, or, if such transfer does not occur, a further cancellation of 1,801,740 shares of our common stock held under the voting trust agreement. Such transfer and exchange was not made by SIBL but the Voting Trustee has not surrendered the 1,801,740 shares of common stock for cancellation pending relief from the February 16, 2009 court order.

We evaluated the issuance of the 1,777,778 shares of Series B Preferred Stock and the option to purchase 592,593 shares of Series B Preferred Stock in exchange for the $12,000,000 bridge loan, the forgiveness of the related accrued interest payable of $199,617 and the cancellation of the 16,148,612 shares of common stock utilizing the criteria enumerated in APB No. 26, “Early Extinguishment of Debt,” and FTB 80-1, “Early Extinguishment of Debt through Exchange for Common or Preferred Stock.” Accordingly, we recorded:

1)	$894,445 for the value of the Series B Preferred Stock to SIBL;

2)	$-0- for the value of the Option; and

3)	A contribution to capital of $11,078,506, representing the excess of the fair value of the securities and options issued over the net carrying value of the debt and common stock surrendered, including $199,617 of accrued interest payable forgiven, $162 for the cancellation of common stock upon conversion of the promissory note, and $226,828 of costs incurred in connection with the conversion of the promissory note.

Promissory Notes

On March 2, 2009, we entered into an agreement with Telecom New Zealand, Ltd. (“TNZ”), pursuant to which PRR converted a $1,500,000 payable to TNZ at December 31, 2008 into a promissory note. The note bears interest at 7% per annum and is due on the earlier of (i) the date upon which funds are available for payment to TNZ pursuant to the terms of a limited liability agreement with TNZ and (ii) July 1, 2010. The note is secured by our membership interests in PRR and ASHC.

On March 2, 2009, we entered into another agreement with TNZ, pursuant to which PRR converted a $2,500,000 payable to TNZ at December 31, 2008 into a promissory note. The note bears interest at 7% per annum and is due on the date upon which the Pac-Rim East undersea fiber optic cable that runs between New Zealand and Hawaii (“PRE Cable”) is redeployed and ASHC determines that the PRE Cable is ready to carry commercial traffic. The note is secured by our membership interests in PRR and ASHC.

The promissory notes have been classified as long-term debt – current portion in the accompanying unaudited interim condensed consolidated balance sheet at March 31, 2009 and the consolidated balance sheet at December 31, 2008.

NOTE 11 – Commitments and Contingencies

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

Prior to the aforementioned action and the Modification Agreement on February 6, 2009, SIBL had served as a source of financing and liquidity to us and was recognized as such by our investors, vendors, and customers. Not only did these adverse events relating to SIBL eliminate a material source of financing and liquidity for us, but our association with SIBL has had, and may continue to have, other adverse effects on our business, results of operations, liquidity, and financial condition, including, among other things:

•

Because of uncertainties stemming from the appointment of receivers for Stanford and the global economic crisis in general, several of our banks in Latin America have restricted access to revolving credit facilities or have prevented us from accessing existing and open credit lines. These actions have required us to utilize our cash reserves to stay current with certain vendors.

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

The collective impact of the uncertainties surrounding possible future actions of the SIBL receivers is that our cash flow position is being negatively affected and our ability to draw on existing credit lines or obtain other sources of financing are being adversely affected as a result of the perceived uncertainty as to how our association with SIBL impacts our business. If we are unable to resolve these issues to the satisfaction of our customers, vendors, creditors, and lenders, we may be unable to satisfy our cash requirements and may need to curtail certain operations or revise our business and growth plans.

On May 15, 2009, the district court in Dallas ruled that the Antiguan liquidators for SIBL may seek Chapter 15 bankruptcy protection for SIBL under U.S. law. A Chapter 15 filing assists in resolving cases involving debtors, assets and claimants in multiple countries. The Antiguan liquidators for SIBL are seeking the authority to file for bankruptcy as a means of safeguarding SIBL’s assets. The potential impact on us from such a bankruptcy filing is uncertain.

Foreign Operations

Our operations in various geographic regions expose us to risks inherent in doing business in each of the countries in which we transact business. Operations in countries other than the United States are subject to various risks particular to each country. With respect to any particular country, these risks may include:

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

Venezuela

In recent years Venezuela has experienced political challenges, difficult economic conditions, relatively high levels of inflation, and foreign exchange and price controls. The President of Venezuela has the authority to legislate certain matters by decree, and the government has nationalized or announced plans to nationalize certain industries and to expropriate certain companies and property. These factors may have a negative impact on our business and our financial condition.

Since 2003, Venezuela has imposed currency controls and created the Commission of Administration of Foreign Currency (“CADIVI”) with the task of establishing detailed rules and regulations and generally administering the exchange control regime. These controls fix the exchange rate between the Bolivar and the U.S. Dollar, and restrict the ability to exchange

Bolivars for dollars and vice versa. The near-term effect has been to restrict our ability to repatriate funds from Venezuela in order to meet our cash requirements. In particular, the currency controls in Venezuela have restricted our ability to make payments to certain vendors in U.S. Dollars, causing us to borrow money to meet these obligations and to be subject to credit holds, which have caused delays in the delivery of customer orders thus delaying or causing the loss of sales.

Fiji

In April 2009, the Reserve Bank of Fiji announced that Fiji’s currency had been devalued by 20% effective April 16, 2009, the President of Fiji annulled the country’s constitution, terminated all the judges in the country and declared himself the head of state. This is expected to result in economic instability and an uncertain business climate in Fiji. These political events and any subsequent developments may have a negative impact on our business. Our former director, with whom we are in litigation, as described below, is Fiji’s ambassador to China.

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

Ah Koy Litigation

Fiji Action

On February 24, 2009, Kelton Investments Ltd. (“Kelton”) and Datec Group Ltd. (“Datec”), as plaintiffs, filed in the High Court of Fiji at Suva (the “Fiji Court”) an Ex Parte Notice of Motion for Interim Injunction (the “Motion”). The motion named as defendants Generic Technology Limited (“Generic”), Datec Pacific Holdings Ltd., eLandia, the Receiver for Stanford, and the Registrar of Companies. The motion sought an interim injunction preventing certain defendants from, among other things, appointing new directors or removing existing directors from the board of directors of Generic and other entities and also preventing certain defendants from disposing of shares in Generic or its subsidiaries. On February 27, 2009, the Fiji Court entered an order granting this relief on an ex parte basis, without prior notice to, or service on, Generic or, the other defendants to the proceedings.

On March 31, 2009, Kelton and Datec filed a Statement of Claim in the Fiji Action. In essence, the Statement of Claim alleges that the Amended and Restated Arrangement Agreement dated August 8, 2005 (“Arrangement Agreement”) pursuant to which eLandia acquired the subsidiaries of Datec was induced by untrue representations related to the capital to be devoted to those subsidiaries and alleged investigations of Stanford. It asserts claims for fraudulent misrepresentation, proper construction and enforceability of certain Stock Purchase Agreements in which claims against eLandia were released, breach of Stock Purchase Agreements, breach of the Arrangement Agreement, and equitable estoppel. As relief, it seeks, among other things, rescission of the Arrangement Agreement and Stock Purchase Agreements, a declaration as to the scope of the Stock Purchase Agreements, injunctive relief, and damages. We are currently requesting details and particulars of the claims made ahead of the next appearance in Court in Fiji.

A hearing to review the order granting the interim injunction was scheduled for April 20, 2009. That hearing was cancelled due to the closure of the Fiji courts by the military led Fiji government. We have been informed that the hearing has been rescheduled for May 20, 2009. To date, eLandia has been advised that it has not been officially served with any of the papers in the Fiji Action.

eLandia International Inc. v. Sir James Ah Koy, et al.

On March 9, 2009, we filed an action in the United States District Court for the Southern District of Florida, Miami Division (the “Court”), against Sir James Ah Koy, Michael Ah Koy, Kelton, and Datec. On March 17, 2009 we filed an Amended Complaint in that suit. In essence, we have alleged that James Ah Koy and his son, Michael Ah Koy, Kelton, and Datec have improperly acted to frustrate the sale of our interests in the South Pacific. Among other things, we assert that the defendants have improperly employed claims and complaints about the Arrangement Agreement that they have released to favor their own interests at the expense of the Company’s. We assert claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, conspiracy to breach fiduciary duty, declaratory judgment under various agreements, breach of the implied covenant of good faith and fair dealing, breach of contract, and tortious interference with business relations. We seek a declaratory judgment, an injunction, compensatory damages (which we view as including all damage defendants have caused, including loss of sales proceeds and other costs), punitive damages, attorneys’ fees, and costs.

On April 15, 2009, we filed a motion seeking a preliminary injunction to preclude defendants from prosecuting the Fiji Action or causing that action to be prosecuted. On April 17, 2009, the defendants filed a motion to dismiss for lack of personal jurisdiction and a memorandum in opposition to our motion for a preliminary injunction on grounds of personal jurisdiction with the court and we, in turn, filed, among others, our opposition to said motion on May 4, 2009.

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

The internal investigation preliminarily revealed that certain payments from Latin Node prior to our acquisition of Latin Node may have been made in violation of the FCPA. We voluntarily and proactively reported these potential violations to the SEC, the United States Department of Justice, and the Federal Bureau of Investigation and continue to cooperate fully and maintain communication with these agencies regarding this matter. Following settlement discussions with the Department of Justice, Latin Node agreed to enter into a plea agreement to resolve the matter by the payment of a monetary penalty of $2 million for the actions that occurred prior to Latin Node’s acquisition by us. On March 23, 2009, the Department of Justice filed charges in the United States District Court for the Southern District of Florida against Latin Node for actions taken by Latin Node prior to the time that we made our investment in Latin Node. On April 3, 2009, the matter was resolved and the court approved the plea agreement reached with the Department of Justice. In accordance with the terms of the settlement agreement, we are required to pay $500,000 within five business days after the settlement date, and the remaining $1,500,000 in three equal installments of $500,000 each by January 31, 2010, January 31, 2011 and January 31, 2012, respectively.

Latin Node Litigation

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

Assignment for the Benefit of Creditors – Latin Node

On June 12, 2008, Latin Node filed for an assignment for benefit of creditors in the 11th Judicial Circuit in and for Miami-Dade County, Florida (case no. 08-33495 CA11). As part of this proceeding, all of the assets of Latin Node were transferred to Michael Phelan, Esq., assignee. On July 17, 2008, most of these assets were sold to the highest bidder, Business Telecommunications Services, Inc. (“BTS”). Since we were the principal secured creditor of Latin Node, we had the right to receive all of the proceeds from such sale after the payment of the costs of administration. The immediate proceeds from the sale of these assets were used to pay administrative costs. A final court order approving the disposition of the proceeds from the sale of all other assets is scheduled for May 21, 2009.

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

On February 12, 2009, we entered into a Settlement Agreement with Jorge Granados and RAV pursuant to which (i) the 375,000 shares of our common stock were returned to us by the escrow agent (Note 12), (ii) we exchanged mutual general releases with Jorge Granados and RAV, (iii) Jorge Granados resigned as a director of Latin Node, Inc. and a manager of RAV, and (iv) Jorge Granados agreed to be subject to certain non-competition, non-solicitation and non-disclosure covenants. The action was dismissed on March 13, 2009.

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

Modification to Mr. Pizarro’s Employment Agreement

We entered into an amendment to Mr. Pizarro’s Executive Employment Agreement (the “Amendment”) on February 6, 2009. Under the Amendment, Mr. Pizarro waived any breach by us by reason of our entry into the Modification Agreement and released us of any liabilities resulting from such breach. In consideration of Mr. Pizarro agreeing to enter into the Amendment, we agreed to provide certain additional compensatory benefits to Mr. Pizarro as follows:

•

The exercise price with respect to options to purchase 3,122,000 shares of our common stock previously granted pursuant to the Mr. Pizarro’s Executive Employment Agreement will be reduced from $3.07 to an amount equal to the fair market value of our common stock as determined by the Compensation Committee of our Board of Directors, based on the mean of the high and low trading price of our common stock as traded on the public market for such common stock on the day of the effectiveness of the re-pricing amendment of our 2008 Executive Incentive Plan.

•

Mr. Pizarro was granted options to purchase an additional 1,000,000 shares of our common stock at the modified exercise price as described above, which options will vest equally on a monthly basis over a three-year period beginning February 2009, if and only if Mr. Pizarro remains continuously employed by us until each vesting date, subject to other terms and conditions;

•

All “unvested” shares of our common stock granted pursuant to Mr. Pizarro as part of a 750,000 share restricted stock award pursuant to Mr. Pizarro’s Employment Agreement immediately vested, and all contractual restrictions with respect to such shares were terminated (see Note 14); and

•	Mr. Pizarro’s full bonus for 2008 in the amount of $375,000, as provided in his Executive Employment Agreement, was paid promptly following the execution of the Amendment.

In addition, Mr. Pizarro’s Executive Employment Agreement was further amended to provide as follows:

•	during 2009, Mr. Pizarro will be paid a guaranteed bonus of $375,000, payable in equal bi-monthly installments commencing the first payroll date of February 2009;

•	by no later than December 2009, we must adopt a written Senior Management Incentive Compensation Plan applicable to years 2010 and beyond;

•

we must amend our Policy Governing Insider Trading (the “Policy”) to (a) permit, with our approval, the adoption of written plans for trading our securities in accordance with SEC Rule 10b5-1(c) (a “Trading Plan”), and (b) exempt transactions made pursuant to approved Trading Plans from the Policy; and

•	following the amendment to the Policy described above, we must approve a Trading Plan for Mr. Pizarro for certain shares of our common stock owned by Mr. Pizarro.

Resignation of Officer

On March 31, 2009, we entered into a Separation Agreement with Oscar Coen, our former Vice President of Business Development (the “Separation Agreement”). The Separation Agreement is effective February 28, 2009 and provides for, among other things, severance pay for a period of 12 months and contains a mutual release. The Separation Agreement terminates the employment agreement previously entered into by us and Mr. Coen except, among other provisions, the confidentiality, non-competition and non-solicitation covenants which survive the termination of the employment agreement. In connection with the Separation Agreement, we have recorded a liability in the amount of $194,000, which is included in accrued expenses in the accompanying unaudited interim condensed consolidated balance sheet at March 31, 2009.

Customer and Vendor Concentrations

For the three months ended March 31, 2009, approximately 16% of our revenues came from a single customer. At March 31, 2009, the amount due from this customer was approximately 11% of our gross accounts receivable. One other customer accounted for approximately 12% of our gross accounts receivable at March 31, 2009.

For the three months ended March 31, 2009, approximately 76% of our cost of revenue for product sales was purchased from a single vendor. At March 31, 2009, the amount due to this vendor was approximately 46% of our total accounts payable.

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

NOTE 12 – Stockholders’ Equity

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

Amended and Restated Certificate of Designation of Series B Preferred Stock

Effective February 6, 2009, we amended our Certificate of Incorporation with the filing of an Amended and Restated Certificate of Designations, Rights and Preferences of Series B Preferred Stock (“Amended and Restated Certificate of Designation”). Under the Amended and Restated Certificate of Designation, all voting rights of the Series B Preferred Stock were removed. As a result of the Amended and Restated Certificate of Designation, the Series B Preferred Stock has the following protective provisions:

•	a liquidation preference; and

•	if shares of Series B Preferred Stock remain outstanding, we may not, without prior approval of the holders of the majority of the Series B Preferred Stock outstanding;

•	change the rights, preferences or privileges of the Series B Preferred Stock; or

•	create a new class or series of stock having a preference over or otherwise being superior to the Series B Preferred Stock.

In addition, the Conversion Ratio for the Series B Preferred Stock, previously one share of our common stock for each share of Series B Preferred Stock, was modified such that the shares of Series B Preferred Stock are now convertible into common stock based on a ratio of 3.5 shares of common stock for every eight shares of Series B Preferred Stock.

On February 16, 2009, the United States District Court issued a temporary restraining order on behalf of the SEC against R. Allen Stanford, three Stanford companies, including SIBL, and two company executives freezing all corporate and personal assets of the companies and the three executives. Subsequent to the issuance of the court order, and in accordance with such order, we have not canceled any shares of our common stock, nor have we issued any shares of our Series B Preferred Stock or converted any shares of our Series B Preferred Stock into common stock pursuant to the terms of the Modification Agreement.

Series B Convertible Preferred Stock

On February 6, 2009, in connection with the Modification Agreement with SIBL (see Note 10), we issued 1,777,778 shares of our Series B Preferred Stock. In addition, we granted SIBL the Option, exercisable through March 31, 2009, to purchase an additional 592,593 shares of our Series B Preferred Stock for an aggregate purchase price of $4 million. The Option expired unexercised.

Common Stock Issuances

On February 6, 2009, in connection with the Modification Agreement with SIBL, we cancelled 16,148,612 shares of our common stock (see Note 10).

On February 6, 2009, in connection with Mr. Pizarro’s Amendment relating to the 750,000 restricted common shares granted to Mr. Pizarro under his Executive Employment Agreement, 562,500 shares of the restricted common stock were vested and issued to him (see Note 14).

In connection with the Settlement Agreement with Jorge Granados and RAV, we cancelled 375,000 shares of our common stock. The shares were valued at $450,000, based on the closing price of our common stock on February 12, 2009, the settlement date. Accordingly, we recorded a gain on the settlement of the litigation in the amount of $450,000, which is included in discontinued operations in the accompanying unaudited interim condensed consolidated statement of operations for the three months ended March 31, 2009.

NOTE 13 – Income Taxes

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

We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in our condensed consolidated statements of operation. Our policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

There have not been any material changes in our liability for unrecognized tax benefits, including interest and penalties, during the three months ended March 31, 2009. We do not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

NOTE 14 – Share Based Payments

On March 10, 2008, we granted 750,000 restricted common shares to our President. The restricted shares vest monthly over a three-year period. The fair value of the common stock at the date of grant was $0.75 per share based upon our closing market price on the date of grant. The aggregate grant date fair value of the award amounted to $562,500, which was to be recognized ratably as compensation expense over the vesting period. In connection with Mr. Pizarro’s Amendment, 562,500 unvested shares of our common stock granted to Mr. Pizarro immediately vested, and all contractual restrictions with respect to such shares were terminated. We recorded $411,458 and $10,417 of compensation expense during the three months ended March 31, 2009 and 2008, respectively, with respect to this award.

NOTE 15 – Segment Information

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

Below is a summary of the results by segment for the three months ended March 31, 2009 and identifiable assets as of March 31, 2009:

	For the Three Months Ended March 31, 2009
	Latin America	South Pacific	Corporate and Discontinued Operations	Consolidated
Revenue
Product Sales	$19,973,254	$4,330,560	$—	$24,303,814
Services	8,396,778	6,113,596	—	14,510,374

Total Revenue	28,370,032	10,444,156	—	38,814,188
Cost of Revenue
Product Sales	12,572,389	3,402,949	—	15,975,338
Services	5,278,116	1,600,709	—	6,878,825

Total Cost of Revenue	17,850,505	5,003,658	—	22,854,163

Gross Profit	10,519,527	5,440,498	—	15,960,025
	37.1%	52.1%	0.0%	41.1%

Expenses
Sales, Marketing and Customer Support	6,251,922	1,076,724	—	7,328,646
General and Administrative	6,767,748	2,537,299	4,727,377	14,032,424
Impairment of Goodwill and Intangible Assets	—	11,852,969	—	11,852,969
Depreciation and Amortization	655,153	689,440	14,194	1,358,787
Amortization – Intangible Assets	870,387	359,466	—	1,229,853

Total Expenses	14,545,210	16,515,898	4,741,571	35,802,679

Operating Income (Loss)	(4,025,683)	(11,075,400)	(4,741,571)	(19,842,654)
Interest Expense, Net	(1,045,702)	(55,551)	34,733	(1,066,520)
Other Income (Expense)	(448,697)	(473,626)	121,470	(800,853)
Income (Loss) from Discontinued Operations	—	—	431,106	431,106

Net Income (Loss) Attributable to eLandia	$(5,520,082)	$(11,604,577)	$(4,154,262)	$(21,278,921)

Total Assets	$129,368,620	$45,301,779	$17,925,551	$192,595,950

Below is a summary of the results by segment for the three months ended March 31, 2008 and identifiable assets as of December 31, 2008:

	For the Three Months Ended March 31, 2008
	Latin America	South Pacific	Corporate and Discontinued Operations	Consolidated
Revenue
Product Sales	$20,742,394	$7,474,949	$—	$28,217,343
Services	7,603,958	6,246,485	—	13,850,443

Total Revenue	28,346,352	13,721,434	—	42,067,786
Cost of Revenue
Product Sales	16,572,376	6,406,597	—	22,978,973
Services	5,244,395	1,647,742	—	6,892,137

Total Cost of Revenue	21,816,771	8,054,339	—	29,871,110

Gross Profit	6,529,581	5,667,095	—	12,196,676
	23.0%	41.3%	—	29.0%

Expenses
Sales, Marketing and Customer Support	4,629,095	2,641,712	—	7,270,807
General and Administrative	2,360,354	2,195,813	2,701,817	7,257,984
Depreciation and Amortization	385,187	693,777	2,702	1,081,666
Amortization – Intangible Assets	865,971	444,767	—	1,310,738

Total Expenses	8,240,607	5,976,069	2,704,519	16,921,195

Operating Income (Loss)	(1,711,026)	(308,974)	(2,704,519)	(4,724,519)
Interest Expense, Net	(592,226)	(175,002)	(1,375,404)	(2,142,632)
Other Income (Expense)	(460,791)	255,019	99,533	(106,239)
Income (Loss) from Discontinued Operations	—	—	(8,035,714)	(8,035,714)

Net Income (Loss) Attributable to eLandia	$(2,764,043)	$(228,957)	$(12,016,104)	$(15,009,104)

Total Assets	$147,860,439	$50,204,831	$34,909,807	$232,975,077

NOTE 16 – Subsequent Events

Sale of Datec PNG

Pursuant to a Share Purchase Agreement, on April 17, 2009 we sold our 50% ownership interest in Datec PNG to Steamships Ltd. The purchase price is as follows:

a)	Subject to (b) and (c) below, an amount equal to the fair value of our 50% interest; or

b)	17,000,000 Kina, if the fair value is less than 17,000,000 Kina; or

c)	23,000,000 Kina, if the fair value is greater than 23,000,000 Kina.

As a result of the sale of Datec PNG on April 17, 2009, we re-measured the value of the net assets to be sold at the lower of the carrying amount or fair value less cost to sell. We determined that the sale price of approximately $5,610,000, less cost to sell of approximately $127,702, was the best indicator of the fair value of the assets to be sold. Accordingly, as of March 31, 2009, we recorded an impairment charge related to the goodwill and intangible assets of $10,827,252 during the three months ended March 31, 2009.

The calculation of the fair value is expected to be finalized during the second quarter of 2009.

South Pacific Acquisitions

On April 29, 2009, we acquired an additional 20% interest in PRR, increasing our ownership to100%, and a 13.33 % interest ASHC, increasing our ownership interest to 66.67%. The total consideration paid for the acquisition of these interests was nominal.

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

Overview

eLandia is a provider of information technology (IT) products and services to small, medium-sized and large businesses as well as government entities, primarily in Latin America. Through our subsidiaries, we offer products and services in over 17 countries, including Argentina, Colombia, Costa Rica, Ecuador, El Salvador, Guatemala, Honduras, Mexico, Nicaragua, Panama, Peru, Trinidad & Tobago, Venezuela and the United States. eLandia also operates in the South Pacific region, providing IT products and services in Papua New Guinea through our 50% interest in Datec PNG Pty Limited which, as discussed below, has been sold effective April 17, 2009; and in Fiji and other Pacific Island nations through our wholly-owned subsidiary, Datec Group, Ltd. (“Datec”). Our wholly-owned subsidiary, AST Telecom (“AST”) offers mobile communications and Internet services in American Samoa.

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

Recent Developments

Modification to Mr. Pizarro’s Employment Agreement

We entered into an amendment with Mr. Pizarro to his employment agreement on February 6, 2009 (the “Amendment”). Under the Amendment, Mr. Pizarro waived any breach by us by reason of our entry into the Modification Agreement and released us of any liabilities resulting from such breach. In consideration of Mr. Pizarro agreeing to enter into the Amendment, we agreed to provide certain additional compensatory benefits to Mr. Pizarro as follows:

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

•

Mr. Pizarro was granted options to purchase an additional 1,000,000 shares of our common stock at the modified exercise price as described above, which options will vest equally on a monthly basis over a three-year period beginning February 2009, if and only if Mr. Pizarro remains continuously employed by us until each vesting date, subject to other terms and conditions;

•

All “unvested” shares of our common stock granted pursuant to Mr. Pizarro as part of a 750,000 share restricted stock award pursuant to Mr. Pizarro’s Employment Agreement immediately vested, and all contractual restrictions with respect to such shares were terminated; and

•	Mr. Pizarro’s full bonus for 2008 in the amount of $375,000, as provided in his Employment Agreement, was paid promptly following the execution of the Amendment.

In addition, Mr. Pizarro’s Employment Agreement was further amended to provide as follows:

•	during 2009, Mr. Pizarro will be paid a guaranteed bonus of $375,000, payable in equal bi-monthly installments commencing the first payroll date of February 2009;

•	by no later than December 2009, we must adopt a written Senior Management Incentive Compensation Plan applicable to years 2010 and beyond;

•

we must amend our Policy Governing Insider Trading (the “Policy”), to (a) permit, with our approval, the adoption of written plans for trading our securities in accordance with SEC Rule 10b5-1(c) (a “Trading Plan”), and (b) exempt transactions made pursuant to approved Trading Plans from the Policy; and

•	following the amendment to the Policy described above, we must approve a Trading Plan for Mr. Pizarro for certain shares of our common stock owned by Mr. Pizarro.

Modification of Financing Arrangements with Stanford International Bank Ltd. and Restructuring of Capital.

At the end of 2008 and the beginning of 2009, without any advance warning, we were advised by Stanford International Bank Ltd. (“SIBL”), our then principal stockholder, that due to the deteriorating global economic conditions it would not be able to extend the full amount of its $40 million loan commitment to us under a Credit Agreement, dated June 21, 2008 (the “Credit Agreement”) (referred to herein as the “Stanford Funding”). As a result of these developments, on February 6, 2009, as part of a modification to our capital structure, we entered into a Modification Agreement (the “Modification Agreement”) with SIBL. Pursuant to the Modification Agreement, our financing arrangement with SIBL, as evidenced by a Credit Agreement, dated July 21, 2008, as amended (the “Credit Agreement”) was substantially revised. Specifically, under the terms of the Modification Agreement:

•	we agreed to further amend the Credit Agreement to terminate SIBL’s obligation to fund the balance of $28 million committed by SIBL under the Credit Agreement;

•

in partial consideration of our agreement to terminate the Credit Agreement, SIBL agreed to convert the $12 million outstanding principal amount under the Credit Agreement into 1,777,778 shares of our Series B Convertible Preferred Stock (“Series B Preferred Stock”) and the accrued interest was cancelled;

•

as a result of the Fourth Amendment and the termination of the Bridge Loan Agreement, all related loan, security and collateral documents were also released and terminated. This included the release of guarantees granted by our subsidiaries, eLandia South Pacific Holdings, Inc. and eLandia Technologies, Inc. (the “Guarantors”), for the benefit of SIBL. In addition, pursuant to the Fourth Amendment, all security interests and other liens granted to SIBL under securities pledge agreements executed by us and each of the Guarantors were satisfied and discharged and all collateral pledged was released;

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

•	providing for adjusted Conversion Rates of 3.5 shares of common stock for every eight shares of series B preferred stock in the event that SIBL does not exercise the Option;

•

providing that the shares of Series B Preferred Stock are automatically converted into shares of our common stock at the then effective Conversion Rate to the extent necessary for SIBL to maintain ownership of 49.9% of the then total amount of issued and outstanding shares of our common stock;

•	removing all voting rights of the Series B Preferred Stock;

•	providing that the shares of Series B Preferred Stock have no more rights than our common stock, other than a liquidation preference; and

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

As part of the arrangements with SIBL, effective February 6, 2009, we amended our Certificate of Incorporation with the filing of an Amended and Restated Certificate of Designations, Rights and Preferences of Series B Preferred Stock (“Amended and Restated Certificate of Designation”). Under the Amended and Restated Certificate of Designation, all voting rights of the Series B Preferred Stock were removed. As a result of the Amended and Restated Certificate of Designation, the Series B Preferred Stock has the following protective provisions:

•	a liquidation preference; and

•	if shares of Series B Preferred Stock remain outstanding, we may not, without prior approval of the holders of the majority of the Series B Preferred Stock outstanding:

•	change the rights, preferences or privileges of the Series B Preferred Stock; or

•	create a new class or series of stock having a preference over or otherwise being superior to the Series B Preferred Stock.

In addition, the Conversion Ratio for the Series B Preferred Stock, previously one share of our common stock for each share of Series B Preferred Stock, was modified such that the shares of Series B Preferred Stock are now convertible into common stock based on a ratio of 3.5 shares of common stock for every eight shares of Series B Preferred Stock.

Recent Financial Collapse of SIBL and its Affiliates

On February 16, 2009, the United States District Court for the Northern District of Texas, Dallas Division, issued an order appointing a Receiver for all the assets and records (the “Receivership Estate”) of SIBL, Stanford Group Company, Stanford Capital Management, LLC, R. Allen Stanford, James M. Davis and Laura Pendergest-Holt and of all entities they own or control. The order directs the Receiver to take control and possession of and to operate the Receivership Estate, and to perform all acts necessary to conserve, hold, manage and preserve the value of the Receivership Estate. Subsequent to the issuance of the court order, and in accordance with such order, the Voting Trustee has not (i) surrendered for cancellation any shares of our common stock, or (ii) converted any shares of our Series B Preferred Stock into common stock. In addition, on February 19, 2009, the Antiguan Financial Services Regulatory Commission appointed two joint-receivers for all of the undertaking, property and assets of SIBL and Stanford Trust Corporation, Ltd. (“STCL”) and said appointment was subsequently ratified by the Eastern Caribbean Supreme Court in the High Court of Justice of Antigua and Barbuda on February 26, 2009. The order directs (i) the joint-receivers to take into their custody and control all the property, undertakings and other assets of SIBL and STCL and (ii) SIBL and STCL to restrain from disposing of or otherwise dealing with any of their assets, entering into any agreements or arrangement to sell, transfer or otherwise dispose of any of their assets, or carrying on of transacting business of any kind whatsoever under the license granted by the Financial Services Regulatory Commission without the consent, management and supervision of the Financial Services Regulatory Commission.

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

On May 15, 2009, the district court in Dallas ruled that the Antiguan liquidators for SIBL may seek Chapter 15 bankruptcy protection for SIBL under U.S. law. A Chapter 15 filing assists in resolving cases involving debtors, assets and claimants in multiple countries. The Antiguan liquidators for SIBL are seeking the authority to file for bankruptcy as a means of safeguarding SIBL’s assets. The potential impact on us from such a bankruptcy filing is uncertain.

Sale of South Pacific Subsidiary

Pursuant to a Share Purchase Agreement, on April 17, 2009 we sold our 50% ownership interest in Datec PNG to Steamships Ltd. The purchase price is as follows:

a)	Subject to (b) and (c) below, an amount equal to the fair value of our 50% interest; or

b)	17,000,000 Kina, if the fair value is less than 17,000,000 Kina; or

c)	23,000,000 Kina, if the fair value is greater than 23,000,000 Kina.

As a result of the sale of Datec PNG on April 17, 2009, we re-measured the value of the net assets to be sold at the lower of the carrying amount or fair value less cost to sell. We determined that the sale price of approximately $5,610,000, less cost to sell of approximately $127,702, was the best indicator of the fair value of the assets to be sold. Accordingly, as of March 31, 2009, we recorded an impairment charge related to the goodwill and intangible assets of $10,827,252 during the three months ended March 31, 2009. The calculation of the fair value is expected to be finalized during the second quarter of 2009.

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

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC for a discussion of our critical accounting policies. During the three months ended March 31, 2009, there were no material changes to these policies.

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

In support of our broad range of offerings we currently hold more than 40 certifications and specializations in the various markets that we serve. We also maintain the designation of Gold Certified Partner with Cisco and Microsoft as well as representations and certifications from more than 20 technology providers. The products and services we offer in each of these markets vary depending on the infrastructure, existing data communications systems and the needs of the local economy.

Our operations in Latin America were established, and have grown primarily, through acquisition. Excluding discontinued operations, our first acquisition in the Latin America segment was in November 2007, followed by additional acquisitions in July 2008 and October 2008. We used the purchase method of accounting in connection with each of these acquisitions and accordingly, our unaudited interim condensed consolidated financial statements include the results of operations from the dates of acquisition onward. Actual results of continuing operations for our Latin American segment are as follows:

	For the Three Months Ended March 31,
	2009	2008
Revenue
Product Sales	$19,973,254	$20,742,394
Services	8,396,778	7,603,958

Total Revenue	28,370,032	28,346,352
Cost of Revenue
Product Sales	12,572,389	16,572,376
Services	5,278,116	5,244,396

Total Cost of Revenue	17,850,505	21,816,772

Gross Profit	10,519,527	6,529,580
	37.1%	23.0%

Expenses
Sales, Marketing and Customer Support	6,251,922	4,629,095
General and Administrative	6,767,748	2,360,354
Depreciation and Amortization	655,153	385,187
Amortization – Intangible Assets	870,387	865,971

Total Expenses	14,545,210	8,240,607

Operating Income (Loss)	(4,025,683)	(1,711,027)
Interest Expense, Net	(1,045,701)	(592,226)
Other Income (Expense)	(448,697)	(460,790)

Net Income (Loss) Attributable to eLandia	$(5,520,081)	$(2,764,043)

To provide a more meaningful discussion regarding the comparison of the results of operations for the three months ended March 31, 2009 as compared to the same period in 2008, we have provided the following supplemental pro forma information. The discussion below includes the results of continuing operations on a pro-forma basis as if the acquisitions mentioned above had all been completed on January 1, 2008. This information is not necessarily indicative of the financial results had the acquisitions actually occurred on January 1, 2008 or the financial results of our company as they may be in the future.

Comparison of the Three Months Ended March 31, 2009 to the Three Months Ended March 31, 2008

The following table sets forth, for the periods indicated, pro forma unaudited interim condensed consolidated statements of operations information for our continuing operations in Latin America.

	For the Three Months Ended March 31,
	2009	2008	Change $	Change %
Revenue
Product Sales	$19,973,254	$26,052,111	$(6,078,857)	(23.3)%
Services	8,396,778	9,933,034	(1,536,256)	(15.5)%

Total Revenue	28,370,032	35,985,145	(7,615,113)	(21.2)%
Cost of Revenue
Product Sales	12,572,389	20,919,633	(8,347,244)	(39.9)%
Services	5,278,116	6,482,866	(1,204,750)	(18.6)%

Total Cost of Revenue	17,850,505	27,402,499	(9,551,994)	(34.9)%

Gross Profit	10,519,527	8,582,646	1,936,881	22.6%
	37.1%	23.9%		13.2%

Expenses
Sales, Marketing and Customer Support	6,251,922	4,643,461	1,608,461	34.6%
General and Administrative	6,767,748	4,750,256	2,017,492	42.5%
Depreciation and Amortization	655,153	473,829	181,324	38.3%
Amortization – Intangible Assets	870,387	870,387	—	0.0%

Total Expenses	14,545,210	10,737,933	3,807,277	35.5%

Operating Income (Loss)	(4,025,683)	(2,155,287)	(1,870,396)	86.8%
Interest Expense, Net	(1,045,701)	(656,290)	(389,411)	59.3%
Other Income (Expense)	(448,697)	(394,760)	(53,937)	13.7%

Net Income (Loss)	$(5,520,081)	$(3,206,337)	$(2,313,744)	72.2%

Product Sales

Revenue from product sales decreased for the three months ended March 31, 2009, as compared to the same period in 2008, primarily as a result of a slowing economy in several Latin American markets, combined with significant inflation in countries such as Argentina and Colombia. The slower economy and the rise in inflation have made it more challenging for our customers to maintain their capital spending and, if necessary, obtain credit to fund their purchases. In addition, we experienced a significant decline in our Argentinean operations, which we acquired during the third quarter of 2008, as a result of our conversion of the operations from sales and service of Sun Microsystems equipment to Cisco equipment. With our current backlog and anticipated future demand in Latin American markets, we expect revenue to return to historical growth rates over the course of 2009 and 2010.

The cost of revenue from product sales decreased at a faster rate than the corresponding revenue primarily due to higher margins achieved in Argentina after the conversion to Cisco equipment referred to above, as our consolidated purchasing power helps to secure volume pricing through Cisco’s rebate program. In addition, a significant sale in Venezuela, with higher than normal profitability, was delivered during the three months ended March 31, 2009.

Services

Revenue from the provision of professional IT services declined slightly for the three months ended March 31, 2009, as compared with the same period in 2008, primarily as a result of a slowing economy in several Latin American markets, combined with significant inflation in countries such as Argentina and Colombia. As mentioned above, the slower economy and the rise in inflation have made it more challenging for our customers to maintain their capital spending and, if necessary, obtain credit to fund their purchases. In addition, we experienced a significant decline in our Argentinean operations, which we acquired during the third quarter of 2008, as a result of our conversion of the operations from sales and service of Sun Microsystems equipment to Cisco equipment

The cost of revenue from the provision of professional IT services decreased at a faster rate than the corresponding revenue primarily due to cutbacks and cost control programs we have implemented in response to the lower sales levels. In addition, we made headcount reductions in Argentina, on a temporary basis, in connection with the conversion of the operations from sales and service of Sun Microsystems equipment to Cisco equipment.

Expenses

Sales, marketing and customer support costs include costs associated with advertising and promoting our products and services as well as supporting the customer after the sale is complete. Sales, marketing and customer support expenses were higher for the three months ended March 31, 2009 than for the same period in 2008 primarily as a result of significant investments made to expand our sales teams in multiple markets and roll out several marketing campaigns supporting our entry into new markets such as Brazil, Peru, El Salvador, Guatemala and Nicaragua. We expect to begin to see revenue growth from these markets over the remainder of 2009. In addition, the significant inflation rates experienced in certain Latin American markets, as referred to above, has caused our costs, primarily payroll due to required cost of living adjustments, to escalate.

General and administrative expenses include back office expenses such as executive and support staff costs as well as professional fees for accounting, legal and other services associated with our Latin America operations. General and administrative expenses were significantly higher for the three months ended March 31, 2009, than for the same period in 2008, primarily due to increases in the costs required to support the growth of our infrastructure and costs incurred to enter new markets and expand our managed services offerings, including non-recurring costs such as market research, legal fees to establish a local presence, and licenses and permits, as well as higher ongoing costs such as rent, insurance and payroll. As mentioned above, we have recently incurred expenses to enter new markets such as Brazil, Peru, El Salvador, Guatemala and Nicaragua. In addition, the significant inflation rates experienced in certain Latin American markets, as referred to above, has caused our costs, primarily payroll due to required cost of living adjustments, to escalate.

Depreciation and amortization expense represents the straight line expense recognition of the costs of our fixed assets over their individual estimated useful lives. The expense increased for the three months ended March 31, 2009, as compared to the same period in 2008, primarily as a result of our investments in the capital infrastructure required to support our business in current markets as well as our expansion into new markets.

Amortization of intangible assets represents the straight line expense recognition of the intangible assets acquired in connection with our purchase of companies in Latin America. As the amortization expense in the table above has been presented on a pro forma basis as if the acquisitions had occurred on January 1, 2008, the expense is the same for both periods.

Interest expense is the cost associated with our outstanding debt obligations in Latin America including lines of credit, loans from financial institutions and capital leases. Interest expense, net of interest income increased for the three months ended March 31, 2009, as compared to 2008, as a result of higher average outstanding debt obligations during 2009.

Other income and expense is comprised of non-operating items. The higher expense for the three months ended March 31, 2009, as compared with 2008, is predominantly a result of losses on the change in foreign currency valuation and higher charges for income tax expense.

Results of Operations – South Pacific

We offer a broad range of IT network and systems integration services along with telecommunications services in the South Pacific, with the majority of our presence located in Papua New Guinea, American Samoa and, to a lesser extent, in Fiji. The products and services we offer in each of these markets vary depending on the infrastructure, existing telecommunication and data communications systems and the needs of the local economy. Our services revenue includes support provided to our clients by our hardware engineers, software analysts, architects, developers and staff for new or existing software, hardware, systems, or applications as well as ISP and data network infrastructure and telecommunications services. Sales of related products include computer hardware, communications hardware and commercial off-the-shelf software sold through retail locations or by our direct sales force. In addition, we have invested in an underwater fiber optic cable service terminating in American Samoa which is currently under development and does not yet generate revenue. We also recently acquired the assets of Pacific Island Cable, a cable TV provider on American Samoa.

During the third quarter of 2008, we began restructuring our South Pacific operations by consolidating our presence in American Samoa, Fiji and Papua New Guinea. Further, subsequent to March 31, 2009, we sold our operations in Papua New Guinea. As a result of the restructuring, American Samoa will serve as our regional headquarters while Fiji will support neighboring Pacific island nations, where key customer agreements can be managed on a regional basis. The reorganization of our South Pacific operations is expected to save us approximately $1 million in operating costs on an annual basis.

Comparison of the Three Months Ended March 31, 2009 to the Three Months Ended March 31, 2008

The following table sets forth, for the periods indicated, unaudited interim condensed consolidated statements of operations information.

	For the Three Months Ended March 31,
	2009	2008	Change $	Change %
Revenue
Product Sales	$4,330,560	$7,474,949	$(3,144,389)	(42.1)%
Services	6,113,596	6,246,485	(132,889)	(2.1)%

Total Revenue	10,444,156	13,721,434	(3,277,278)	(23.9)%
Cost of Revenue
Product Sales	3,402,948	6,406,596	(3,003,648)	(46.9)%
Services	1,600,709	1,647,742	(47,033)	(2.9)%

Total Cost of Revenue	5,003,657	8,054,338	(3,050,681)	(37.9)%

Gross Profit	5,440,499	5,667,096	(226,597)	(4.0)%
	52.1%	41.3%		10.8%

Expenses
Sales, Marketing and Customer Support	1,076,723	2,641,712	(1,564,989)	(59.2)%
General and Administrative	2,537,301	2,195,813	341,488	15.6%
Impairment of Goodwill and Intangible Assets	11,852,969	—	11,852,969
Depreciation and Amortization	689,441	693,777	(4,336)	(0.6)%
Amortization – Intangible Assets	359,466	444,767	(85,301)	(19.2)%

Total Expenses	16,515,900	5,976,069	10,539,831	176.4%

Operating Income (Loss)	(11,075,401)	(308,973)	(10,766,428)	3,484.6%
Interest Expense, Net	(55,551)	(175,002)	119,451	(68.3)%
Other Income (Expense)	(473,624)	255,019	(728,643)	(285.7)%

Net Income (Loss)	$(11,604,576)	$(228,956)	$(11,375,620)	4,968.5%

Product Sales

Revenue from product sales decreased for the three months ended March 31, 2009, as compared to the same period in 2008, primarily as a result of extremely aggressive pricing programs pursued by some of our competitors on sales of servers, PCs and peripherals, particularly in the Papua New Guinea market. In response, and in connection with the restructuring and sales of operations in certain markets mentioned above, we have intentionally decreased our sales volume of those low margin products and have continued to seek out ways to focus our future business on the provision of professional IT services. In addition, a large corporate communication system sale in Fiji during the first quarter of 2008 that was not repeated in 2009 and lower sales of telecommunications products such as handsets and accessories both contributed to the lower 2009 product sales revenue.

The cost of revenue from product sales decreased at a faster rate than the corresponding revenue, which reflects the lower proportion of low margin servers, PCs and peripherals in the sales mix in 2009 as compared with 2008.

Services

Overall, revenue from the provision of professional services was slightly lower for the three months ended March 31, 2009 than the same period in 2008. Decreases resulting from the markets that were closed or sold during 2008 were offset by growth in our continuing markets, however we experienced lower revenue from telecommunications services stemming from aggressive pricing programs implemented in response to pressure from competitors, many of whom have rolled out aggressive pricing plans in an attempt to gain market share.

The cost of revenue from the provision of professional services decreased at a rate slightly faster than the corresponding revenue, which reflects the lower margins resulting from the aggressive telecommunications pricing programs.

Expenses

Sales, marketing and customer support expenses were lower for the three months ended March 31, 2009 than for the same period in 2008. This reduction resulted primarily from the benefits of the regional reorganization, such as personnel costs and scaled back advertising and marketing in certain markets. In addition, we have evaluated staffing levels along our various geographic locations and lines of business and have made adjustments, where possible, to reduce our costs.

General and administrative expenses were higher for the three months ended March 31, 2009 than for the same period in 2008. This increase is predominantly a result of costs incurred for legal and other professional services related to the sale of Datec PNG and the purchase of Pacific Island Cable.

The impairment of goodwill and intangible assets represents non-cash charges incurred during the three months ended March 31, 2009. In connection with the sale of our operations in Papua New Guinea subsequent to March 31, 2009, we undertook a review of the carrying value of our goodwill and intangible assets related to our Papua New Guinea operations as of March 31, 2009. Based on this review, we determined that the value of our goodwill and intangible assets related to our Papua New Guinea operations had been impaired and, accordingly, we recorded an impairment charge of $10,827,252. In addition, in April 2009, the Reserve Bank of Fiji announced that Fiji’s currency had been devalued by 20% effective immediately. Also, in April 2009, the President of Fiji annulled the country’s constitution, terminated all the judges in the country and declared himself the head of state. As a result of the Ah Koy litigation discussed in the “Legal Proceedings” section below and Fiji’s current economic instability and uncertain business climate, we undertook a review of the carrying value of our goodwill related to our operations in Fiji as of March 31, 2009. Based on this review, we determined that the value of our goodwill related to our operations in Fiji had been impaired and, accordingly, we recorded an impairment charge of $1,025,717.

Expenses related to the depreciation of property, plant and equipment for the three months ended March 31, 2009 were consistent with the same period in 2008.

Expenses related to the amortization of intangible assets for the three months ended March 31, 2009 decreased from the same period in 2008 due to the ending of the estimated useful life, and hence the amortization period, of certain intangible assets acquired in connection with acquisitions made during the three months ended March 31, 2006.

Interest expense, net of interest income, for the three months ended March 31, 2009 decreased as compared to the same period in 2008 as a result of lower average outstanding debt balances in 2009 as compared with 2008.

Other expense, net of other income was higher for the three months ended March 31, 2009 than for the same period in 2008 mainly as a result of higher expenses pertaining to non-controlling interest and income taxes in 2009.

Excluding the impairment of goodwill and intangible assets of $11,852,969 recognized during the three months ended March 31, 2009, we would have reported net income for the period of $248,393.

Results of Operations – Corporate and Discontinued Operations

Comparison of the Three Months Ended March 31, 2009 to the Three Months Ended March 31, 2008

Our corporate headquarters primarily performs administrative services, and as such, does not generate revenue. The discontinued operations pertain predominantly to our investment in Latin Node, as discussed below.

The following table sets forth, for the periods indicated, unaudited interim condensed consolidated statements of operations information for our corporate office and our discontinued operations.

	For the Three Months Ended March 31,
	2009	2008	Change $	Change %
Expenses
General and Administrative	$4,727,377	$2,701,817	$2,025,560	75.0%
Depreciation and Amortization	14,194	2,702	11,492	425.2%

Total Expenses	4,741,571	2,704,519	2,037,052	75.3%

Operating Income (Loss)	(4,741,571)	(2,704,519)	(2,037,052)	75.3%
Interest Expense, Net	34,733	(1,375,404)	1,410,137	(102.5)%
Other Income (Expense)	121,470	99,533	21,937	22.0%
Income (Loss) from Discontinued Operations	431,106	(8,035,714)	8,466,820	(105.4)%

Net Income (Loss)	$(4,154,262)	$(12,016,104)	$7,861,842	(65.4)%

General and administrative expenses are predominantly corporate overhead expenses including executive costs and fees for professional services. The increase in 2009 was a result of higher compensation and related expenses and higher professional fees for legal, accounting and marketing services. Specifically, 2009 employee compensation costs were higher than in 2008 as a result of costs related to the new and expanded management team assembled beginning in March 2008; we incurred significant legal and other professional fees in connection with our search for, and evaluation of, potential acquisition targets in 2009, and due to our geographic expansion, our audit fees and tax preparation fees in 2009 were higher than in 2008.

The capital investments made at our corporate office to accommodate the growth in headcount resulted in higher depreciation costs in 2009 as compared with 2008.

Interest expense, net is a factor of our average outstanding debt and/or excess cash position during the period. At January 1, 2009, we had $12.0 million outstanding under a bridge loan agreement with SIBL which incurred interest at 6%. This obligation was converted to shares of our Series B Preferred Stock on February 2, 2009. The expense incurred on this obligation was offset by interest earned on short term investments of excess cash on hand with financial institutions ranging from overnight agreements to nine month certificates of deposit. During the three month period ended March 31, 2008, we had a $30.3 million convertible long-term debt obligation outstanding with SIBL, which incurred interest at 10%. In addition, the associated deferred financing costs and note discount were being amortized into interest expense over the term of the note. This obligation was converted to Series A Preferred Stock and, ultimately common stock on June 30, 2008.

Other Income is generally comprised of one-time, non-operating income and expense items. The amount was relatively consistent during the three months ended March 31, 2009 as compared with the same period in the prior year.

The income (loss) from discontinued operations pertains primarily to our investment in Latin Node. Latin Node was classified as a discontinued operation on January 28, 2008 and, on June 12, 2008 filed for an assignment for benefit of creditors in the 11th Judicial Circuit in and for Miami-Dade County, Florida, whereby all of the assets of Latin Node were transferred to an assignee. We continued to reflect the assets, liabilities and results of operations of Latin Node under the consolidation method of accounting because we were deemed to be the principal secured creditor under the assignment for benefit of creditors and, as such, were entitled to receive all of the proceeds from any asset sales after the payment of the costs of administration. On November 18, 2008, we reached a settlement agreement regarding Latin Node’s final assets. In accordance with SFAS 94, “Consolidation of All Majority-owned Subsidiaries” and APB 18, once our control over Latin Node was effectively lost on November 18, 2008, we deconsolidated Latin Node and began using the equity method of accounting for the investment. The results during the three months ended March 31, 2008 reflect the losses sustained during the final months of Latin Node’s operations as well as expenses incurred in connection with legal and other costs pertaining to the FCPA investigation and subsequent discontinuance of Latin Node. During the three months ended March 31, 2009, we received back, and subsequently cancelled, 375,000 shares of our common stock as a result of a litigation settlement stemming from the purchase of Latin Node.

Liquidity and Capital Resources

Modification of Financing Arrangements with Stanford International Bank Ltd. and Recent Financial Collapse

Historically our principal source of liquidity has been the issuances of equity and debt securities, including preferred stock and convertible promissory notes, to SIBL.

As noted above in “Recent Developments.” on July 21, 2008, we entered into a Credit Agreement with SIBL, pursuant to which SIBL agreed to provide a loan to us in the principal amount of up to $40 million. On February 6, 2009, as part of a modification to our capital structure, we entered into a Modification Agreement and a Fourth Amendment with SIBL, the terms and provisions of which are more fully described above in “Recent Developments.”

As a result of the SIBL receiverships, and the uncertainty caused by them, we have lost access to one of our primary sources of financing which will negatively impact our ability to obtain additional capital which we may need to service our debt obligations and to fund our expansion plans. Also, due to the recent circumstances surrounding SIBL, our association with SIBL has become a significant detriment to our operations and prospects. Several banks in Latin America have restricted our access to revolving credit lines or have prevented additional draws on open credit lines requiring us to use cash reserves to remain current with our vendors. Our lines of credit with certain vendors have also been tightened with additional deposit or security requirements being added. The uncertainty caused by the possible impact of our association with SIBL has also inhibited our ability to obtain third party financing and has caused us to expend significant amounts of working capital that were not budgeted or anticipated. These factors could materially and adversely affect our financial condition or results of operations.

In addition, our association with SIBL along with any legal proceedings that may arise from such association could adversely impact our liquidity, capital resources and operations. Any such legal actions may result in substantial costs and are expected to divert our management’s attention and resources. An unfavorable judgment against us in any legal proceeding or claim could require us to pay monetary damages. Also, an unfavorable judgment in which the counterparty is awarded equitable relief, such as an injunction, could harm our business, consolidated results of operations and consolidated financial condition.

In addition, local credit markets in Latin America have recently tightened and local bank lending policies have become more stringent than in the past. Desca has had local lines of credit expire unrenewed as a result and we have had to supply cash to Desca to replace that liquidity.

Overall Cash Inflows and Outflows

We incurred a $19,842,654 loss from continuing operations and used $6,442,913 of cash in continuing operations for the three months ended March 31, 2009. As of March 31, 2009, we have a $122,841,402 accumulated deficit and working capital of $5,961,996.

Operating Activities. We used $6,442,913 to fund operations during the three months ended March 31, 2009. For the three months ended March 31, 2009, our loss from continuing operations, net of income tax expense amounted to $21,707,579, which included non-cash expenses of $16,242,790. Changes in operating assets and liabilities used $978,124 in cash.

Investing Activities. We used $9,217,641 to fund investing activities during the three months ended March 31, 2009. We invested approximately $4.9 million in short-term certificates of deposit, paid $3,564,534 for the acquisitions of entities, and had investments in capital assets of $748,478.

Financing Activities. We used $7,216,369 in cash from financing activities during the three months ended March 31, 2009. During the three months ended March 31, 2009, we received $13.1 million in proceeds from long-term debt. We paid an aggregate of $20.1 million in cash from lines of credit and principal payments on our long-term debt and capital leases during the three months ended March 31, 2009.

The successful management of our working capital needs is a key driver of our growth and cash flow generation of our operations in Latin America. One measurement we use to monitor working capital is days sales outstanding (“DSO”), which measures the number of days we take to collect revenue after a sale is made. As of March 31, 2009, our consolidated annualized DSO was 123 days, compared with 95 days at December 31, 2008. Our DSO as of December 31, 2008 is on a pro forma basis to give effect to our 2008 acquisitions, as if these transactions occurred on January 1, 2008. The fluctuation in our DSO is mainly the result of decreased annualized sales over a relatively consistent average accounts receivable balance. Our customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors specific to our target customer base. As such, sales in the first three quarters are generally lower than the fourth quarter. With our current backlog and anticipated future demands in the markets we serve, we expect revenues to increase over the course of 2009. Although our average accounts receivable balance has remained relatively steady, it is consistently turning over and remaining current. Improving our cash conversion cycle will continue to be an area of focus in 2009.

Since 2003, Venezuela has imposed currency controls and created the CADIVI with the task of establishing detailed rules and regulations and generally administering the exchange control regime. These controls fix the exchange rate between the Bolivar and the U.S. Dollar, and restrict the ability to exchange Bolivars for dollars and vice versa. The near-term effect has been to restrict our ability to repatriate funds from Venezuela in order to meet our cash requirements. To the extent that we move money in or out of Venezuela, either for cash flow purposes or working capital needs, we are subject to exchange gains or losses because Venezuela is operating on a fixed exchange rate, whereas the actual market is operating on a variable exchange rate.

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

Our anticipated growth and expansion in Latin America has required significant use of our working capital, as well as the use of vendor financings and other forms of borrowings. Along with these investments, we have incurred significant expenses to fund our anticipated growth. We believe we will experience revenue growth or expansion in 2009 and 2010 and, as a result, we will need access and availability to our existing vendor financings and credit facilities and/or need to obtain additional financing and capital resources. To the extent that revenue does not grow however, our minority interest purchase price obligation will decrease.

Our capital expenditures, together with ongoing operating expenses and obligations to service our debts, will likely decrease our available cash balances during the next fiscal year. We believe that our current level of working capital will be sufficient to sustain our current operations and service our debt obligations through at least April 1, 2010. However, there can be no assurance that the plans and actions proposed by management will be successful or that unforeseen circumstances will not require us to seek additional funding sources in the future or effectuate plans to conserve liquidity in the event additional sources of funds are needed or may not be available on acceptable terms, if at all. The current macro-economic conditions create risk and our ability to measure and react to these issues, as well as any issues that may arise as a result of the SIBL matter, will ultimately factor into our future success and ability to meet our business objectives and fulfill our business plan. In addition, if we are not able to sell our assets or our sources of revenue do not generate sufficient capital to fund operations, we will need to identify other sources of capital and/or we may be required to modify our business plan. Our inability to obtain needed debt and/or equity financing when needed or to generate sufficient cash from operations may require us to scale back our business plan and limit our planned growth and expansion activities, abandon projects and/or curtail capital expenditures. The current challenging economic conditions and the unusual events that have affected global financial markets may impair our ability to identify and secure other sources of capital. At this time, we cannot provide any assurance that other sources of capital will be available.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4 T.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation we have concluded that our disclosure controls and procedures are not effective in ensuring that all material information required to be filed with the SEC is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC because of material weaknesses in our internal control over financial reporting as discussed above and in our Annual Report on Form 10-K for the year ended December 31, 2008.

In light of the material weaknesses described in our Annual Report on Form 10-K for the year ended December 31, 2008, our management continues to perform additional analyses and other post-closing procedures to ensure that our unaudited interim condensed consolidated financial statements are prepared in accordance with U.S. GAAP. Accordingly, our management believes that the unaudited interim condensed consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2008, we are implementing enhancements and changes to our internal control over financial reporting to provide reasonable assurance that errors and control deficiencies will not occur. We recognize the importance of having staff with competencies required for the accurate interpretation of U.S. GAAP; for having effective internal controls over financial reporting; and for establishing the appropriate policies and procedures to assure timely, accurate, and reliable information. Consequently, to eliminate material weaknesses identified with respect to staffing and training, our management has continued efforts to increase the depth and upgrade the skill sets of our accounting group through continuing education and ongoing training while maintaining staffing with appropriate skills and experience in the application of U.S. GAAP commensurate with our financial reporting requirements. Chief among these efforts is the development of a Controllership Guide and coordinated on-line education program.

We recognize the importance of maintaining controls over our general computer environment at our Corporate Headquarters and their use as an effective tool for managing and controlling processes that affect the financial reporting process. To this end we are implementing more robust processes to manage server hardware and developing companywide data retention policies.

We recognize the need for establishing entity level controls as defined by the COSO framework. We recognize the importance of having a Code of Business Conduct and FCPA training program; consistent finance and accounting policies and procedures; account reconciliation guidelines; whistle blower hotline; risk assessment process; and delegation of authority document. To this end, we are requiring 100% compliance by each of our operations around the world on the Code of Business Conduct and FCPA training; development and circulation of an accounting and finance policies and procedures guide; development and compliance of an account reconciliation policy; establishment of a whistle blower hotline; formalization of the risk assessment process; development of a delegation of authority document and other process enhancements.

Additionally, we are enforcing spreadsheet control policies, especially those affecting spreadsheets that are critical to the preparation of financial statements and related disclosures in accordance with U.S. GAAP and SEC regulations.

No other changes to internal controls over financial reporting have come to management’s attention during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

The internal investigation preliminarily revealed that certain payments from Latin Node prior to our acquisition of Latin Node may have been made in violation of the FCPA. We voluntarily and proactively reported these potential violations to the SEC, the United States Department of Justice, and the Federal Bureau of Investigation and continue to cooperate fully and maintain communication with these agencies regarding this matter. Following settlement discussions with the Department of Justice, Latin Node agreed to enter into a plea agreement to resolve the matter by the payment of a monetary penalty of $2 million for the actions that occurred prior to Latin Node’s acquisition by us. On March 23, 2009, the Department of Justice filed charges in the United States District Court for the Southern District of Florida against Latin Node for actions taken by Latin Node prior to the time that we made our investment in Latin Node. On April 3, 2009, the matter was resolved and the court approved the plea agreement reached with the Department of Justice. In accordance with the terms of the settlement agreement, we agreed to pay $500,000 within five business days after the settlement date, and the remaining $1,500,000 in three equal installments of $500,000 each by January 31, 2010, January 31, 2011 and January 31, 2012, respectively.

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

On June 12, 2008, Latin Node filed for an assignment for benefit of creditors in the 11th Judicial Circuit in and for Miami-Dade County, Florida (case no. 08-33495 CA11). As part of this proceeding, all of the assets of Latin Node were transferred to Michael

Phelan, assignee. On July 17, 2008, all of these assets were sold to the highest bidder, Business Telecommunications Services, Inc. (“BTS”). Since we were the principal creditor of Latin Node, we had the right to receive all of the proceeds from such sale after the payment of the costs of administration. The immediate proceeds from the sale of these assets were used to pay these administrative costs. A final court order approving the disposition of the proceeds from the sale of all other assets is scheduled for May 21, 2009.

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

On February 24, 2009, Kelton Investments Ltd. (“Kelton”) and Datec Group Ltd. (“Datec”), as plaintiffs, filed in the High Court of Fiji at Suva (the “Fiji Court”) an Ex Parte Notice of Motion for Interim Injunction (the “Motion”). The motion named as defendants Generic Technology Limited (“Generic”), Datec Pacific Holdings Ltd., eLandia, the Receiver for Stanford, and the Registrar of Companies. The motion sought an interim injunction preventing certain defendants from, among other things, appointing new directors or removing existing directors from the board of directors of Generic and other entities and also preventing certain defendants from disposing of shares in Generic or its subsidiaries. On February 27, 2009, the Fiji Court entered an order granting this relief on an ex parte basis, without prior notice to, or service on, Generic or, the other defendants to the proceedings.

On March 31, 2009, Kelton and Datec filed a Statement of Claim in the Fiji Action. In essence, the Statement of Claim alleges that the Amended and Restated Arrangement Agreement dated August 8, 2005 (“Arrangement Agreement”) pursuant to which eLandia acquired the subsidiaries of Datec was induced by untrue representations related to the capital to be devoted to those subsidiaries and alleged investigations of Stanford. It asserts claims for fraudulent misrepresentation, proper construction and enforceability of certain Stock Purchase Agreements in which claims against eLandia were released, breach of Stock Purchase Agreements, breach of the Arrangement Agreement, and equitable estoppel. As relief, it seeks, among other things, rescission of the Arrangement Agreement and Stock Purchase Agreements, a declaration as to the scope of the Stock Purchase Agreements, injunctive relief, and damages. We are currently requesting details and particulars of the claims made ahead of the next appearance in Court in Fiji.

A hearing to review the order granting the interim injunction was scheduled for April 20, 2009. That hearing was cancelled due to the closure of the Fiji courts by the military led Fiji government. We have been informed that the hearing has been rescheduled for May 20, 2009. To date, eLandia has been advised that it has not been officially served with any of the papers in the Fiji Action.

On March 9, 2009, we filed an action in the United States District Court for the Southern District of Florida, Miami Division (the “Court”), against Sir James Ah Koy, Michael Ah Koy, Kelton, and Datec. On March 17, 2009 we filed an Amended Complaint in that suit. In essence, we have alleged that James Ah Koy and his son, Michael Ah Koy, Kelton, and Datec have improperly acted to frustrate the sale of our interests in the South Pacific. Among other things, we assert that the defendants have improperly employed claims and complaints about the Arrangement Agreement that they have released to favor their own interests at the expense of the Company’s. We assert claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, conspiracy to breach fiduciary duty, declaratory judgment under various agreements, breach of the implied covenant of good faith and fair dealing, breach of contract, and tortious interference with business relations. We seek a declaratory judgment, an injunction, compensatory damages (which we view as including all damage defendants have caused, including loss of sales proceeds and other costs), punitive damages, attorneys’ fees, and costs.

On April 15, 2009, we filed a motion seeking a preliminary injunction to preclude defendants from prosecuting the Fiji Action or causing that action to be prosecuted. On April 17, 2009, the defendants filed a motion to dismiss for lack of personal jurisdiction and a memorandum in opposition to our motion for a preliminary injunction on grounds of personal jurisdiction with the court and we, in turn, filed, among others, our opposition to said motion on May 4, 2009.

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

ITEM 1A.	RISK FACTORS

Not required for smaller reporting companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Document	Method of Filing
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELANDIA INTERNATIONAL INC.

Date: May 19, 2009	By:	/s/ Pete R. Pizarro
Pete R. Pizarro
Chief Executive Officer

Date: May 19, 2009	By:	/s/ Harley L. Rollins, III
Harley L. Rollins, III
Chief Financial Officer

Exhibit Index

Exhibit No.	Description of Document	Method of Filing
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.