Form 10-Q
period 2009-06-30
ELANDIA INTERNATIONAL INC.
filed 2009-08-14
CIK 1352819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-51805

ELANDIA INTERNATIONAL INC.

(Exact name of registrant as specified in its charter)

Delaware	71-0861848
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8200 NW 52nd Terrace

Suite 102

Miami, FL 33166

(Address of principal executive offices, including zip code)

(305) 415-8830

(Registrant’s telephone number, including area code)

133 Sevilla Avenue

Coral Gables, FL 33134

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

As of August 7, 2009, the registrant had 27,280,220 shares of common stock, $0.00001 par value per share, outstanding.

ELANDIA INTERNATIONAL INC AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

eLandia International Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$29,860,258	$37,368,768
Short-Term Investments	—	8,157,104
Restricted Cash	5,446,928	6,277,374
Accounts Receivable, Net	42,187,725	69,806,170
Inventories, Net	16,925,819	13,863,542
Prepaid Expenses and Other Current Assets	9,400,672	7,169,541
Deposits with Suppliers and Subcontractors	3,932,918	2,321,540
Assets Held for Sale	—	7,421,078

Total Current Assets	107,754,320	152,385,117
Property, Plant and Equipment, Net	35,750,163	21,450,156
Deferred Tax Asset	12,100	12,100
Telecommunications Licenses and Agreements	858,743	858,743
Customer Lists, Net	2,016,168	1,371,532
Contract Rights, Net	1,779,405	2,680,845
Trade Names, Net	6,839,422	8,151,122
Goodwill	19,157,112	19,145,772
Deferred Financing Costs, Net	300,495	18,372
Assets Held for Sale - Long-Term	—	16,890,030
VAT Receivable, Net	5,402,901	4,350,738
Other Assets	6,740,791	5,739,885

TOTAL ASSETS	$186,611,620	$233,054,412

The accompanying notes are an integral part of these condensed consolidated financial statements.

eLandia International Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Continued)

	June 30, 2009	December 31, 2008
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$45,219,716	$52,267,986
Accrued Expenses	14,474,267	12,549,213
Lines of Credit	14,115,201	27,359,321
Long-Term Debt - Current Portion	15,274,041	21,201,689
Capital Lease Obligations - Current Portion	883,777	562,318
Income Taxes Payable	331,717	465,390
Deferred Tax Liability - Current Portion	79,335	79,335
Customer Deposits	3,097,688	5,510,050
Deferred Revenue	4,234,604	3,289,152
Liabilities of Discontinued Operations	743,956	6,039,739
Other Current Liabilities	768,222	889,138

Total Current Liabilities	99,222,524	130,213,331

Long-Term Liabilities
Long-Term Debt, Net of Current Portion	19,211,496	1,071,157
Long-Term Debt - Related Party	—	12,000,000
Capital Lease Obligations, Net of Current Portion	1,912,629	1,375,425
Liabilities of Discontinued Operations	1,000,000	1,564,349
Other Long-Term Liabilities	642,899	636,834

Total Long-Term Liabilities	22,767,024	16,647,765

Total Liabilities	121,989,548	146,861,096

Commitments and Contingencies

Noncontrolling Interest Purchase Price Obligation	7,984,711	8,798,838
Common Stock, Subject to Possible Redemption, 433,333 shares at Redemption Value	2,599,998	2,599,998

	10,584,709	11,398,836
Stockholders’ Equity
eLandia International Inc. Stockholders’ Equity
Preferred Stock, $0.00001 Par Value; 35,000,000 Shares Authorized; 4,118,263 and 2,340,485 Shares Issued and Outstanding at June 30, 2009 and December 31, 2008, Respectively

Series A Convertible Preferred Stock, $0.00001 Par Value; 6,500,000 Shares Authorized; -0- Shares Issued and Outstanding at June 30, 2009 and December 31, 2008	—	—

Series B Convertible Preferred Stock, $0.00001 Par Value; 14,074,074 Shares Authorized; 4,118,263 and 2,340,485 Shares Issued and Outstanding at June 30, 2009 and December 31, 2008, Respectively. Liquidation preference of $27,798,275 and $15,798,273 at June 30, 2009 and December 31, 2008, Respectively	16,679,962	15,785,517

Common Stock, $0.00001 par value; 200,000,000 Shares Authorized; 24,780,220 and 41,301,932 Shares Issued and 24,780,220 and 40,739,432 Shares Outstanding at June 30, 2009 and December 31, 2008, Respectively (Less 433,333 Shares Subject to Possible Redemption)	242	402
Additional Paid-In Capital	159,549,279	151,963,772
Accumulated Deficit	(133,237,421)	(101,562,481)
Accumulated Other Comprehensive Income	1,904,576	3,460,633

Total eLandia International Inc. Stockholders’ Equity	44,896,638	69,647,843
Noncontrolling Interests	9,140,725	5,146,637

Total Stockholders' Equity	54,037,363	74,794,480

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$186,611,620	$233,054,412

The accompanying notes are an integral part of these condensed consolidated financial statements.

eLandia International Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
REVENUE
Product Sales	$12,977,208	$16,023,705	$33,998,084	$38,166,514
Services	14,156,536	9,153,214	25,823,256	20,518,799

Total Revenue	27,133,744	25,176,919	59,821,340	58,685,313

COSTS AND EXPENSES
Cost of Revenue – Product Sales	11,583,856	13,066,148	25,056,606	30,788,622
Cost of Revenue – Services	8,311,399	3,929,830	14,786,417	10,201,933
Sales, Marketing and Customer Support	7,280,079	7,128,650	13,879,815	12,655,947
General and Administrative	11,827,537	12,777,002	24,445,828	19,053,404
Impairment of Goodwill	—	630,802	1,025,717	630,802
Depreciation and Amortization	1,310,515	731,958	2,301,095	1,482,198
Amortization – Intangible Assets	1,440,696	324,790	2,443,605	1,377,108

Total Operating Expenses	41,754,082	38,589,180	83,939,083	76,190,014

LOSS FROM CONTINUING OPERATIONS	(14,620,338)	(13,412,261)	(24,117,743)	(17,504,701)
OTHER (EXPENSE) INCOME
Interest Expense and Other Financing Costs	(1,175,418)	(1,346,694)	(2,487,532)	(3,700,482)
Interest Income	184,080	202,135	429,776	437,198
Other Income (Expense)	90,792	543,058	199,115	(245,159)
Gain on Sale Leaseback - Related Party	—	—	—	19,830
Change in Value of Noncontrolling Interest Purchase Price Obligation	—	(3,093,750)	—	(3,093,750)
Foreign Exchange Loss	(36,611)	(615,573)	(617,681)	(174,346)

Total Other Expense	(937,157)	(4,310,824)	(2,476,322)	(6,756,709)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	(15,557,495)	(17,723,085)	(26,594,065)	(24,261,410)
Income Tax (Benefit) Expense	(1,370)	217,384	(1,376)	(127,198)

LOSS FROM CONTINUING OPERATIONS, NET OF INCOME TAX (BENEFIT) EXPENSE	(15,558,865)	(17,505,701)	(26,595,441)	(24,388,608)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX (BENEFIT) EXPENSE	734,760	(3,716,180)	(9,505,137)	(12,217,756)

NET LOSS	$(14,824,105)	$(21,221,881)	$(36,100,578)	$(36,606,364)
Less: Income (Loss) Attributable to Noncontrolling Interests	4,428,086	(926,244)	4,425,638	(550,865)

NET LOSS ATTRIBUTABLE TO ELANDIA INTERNATIONAL INC.	$(10,396,019)	$(22,148,125)	$(31,674,940)	$(37,157,229)

AMOUNTS ATTRIBUTABLE TO ELANDIA INTERNATIONAL INC.
Loss from Continuing Operations	$(11,130,779)	$(18,431,945)	$(22,169,803)	$(24,939,473)
Income (Loss) from Discontinued Operations	734,760	(3,716,180)	(9,505,137)	(12,217,756)

NET LOSS ATTRIBUTABLE TO ELANDIA INTERNATIONAL INC.	$(10,396,019)	$(22,148,125)	$(31,674,940)	$(37,157,229)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO ELANDIA INTERNATIONAL INC., BASIC AND DILUTED
Continuing Operations	$(0.45)	$(0.86)	$(0.79)	$(1.24)
Discontinued Operations	0.03	(0.17)	(0.34)	(0.61)

Net Loss per Common Share	$(0.42)	$(1.03)	$(1.13)	$(1.85)

Weighted Average Number of Common Shares Outstanding, Basic and Diluted	24,807,489	21,354,715	27,920,437	20,008,438

OTHER COMPREHENSIVE LOSS, NET OF TAX
Net Loss	$(14,824,105)	$(21,221,881)	$(36,100,578)	$(36,606,364)
Foreign Currency Translation Adjustment	(236,045)	3,286,268	(1,556,057)	3,146,078

Comprehensive Loss	(15,060,150)	(17,935,613)	(37,656,635)	(33,460,286)
Comprehensive (Income) Loss Attributable to Noncontrolling Interest	(4,456,923)	554,481	(4,526,832)	364,227

COMPREHENSIVE LOSS ATTRIBUTABLE TO ELANDIA INTERNATIONAL INC.	$(10,603,227)	$(18,490,094)	$(33,129,803)	$(33,824,513)

The accompanying notes are an integral part of these condensed consolidated financial statements.

eLandia International Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

For The Six Months Ended June 30, 2009

(Unaudited)

	Preferred Stock - Series A $0.00001 Par Value		Preferred Stock - Series B $0.00001 Par Value		Common Stock $0.00001 Par Value		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCES — December 31, 2008	—	$—	2,340,485	$15,785,517	40,306,099	$402	$151,963,772	$(101,562,481)	$3,460,633	$5,146,637	$74,794,480
Shares Received and Cancelled from Litigation Settlement	—	—	—	—	(375,000)	(4)	(449,996)	—	—	—	(450,000)
Conversion of Promissory Note - Related Party to Series B Preferred Stock	—	—	1,777,778	894,445	(16,148,612)	(162)	11,078,506	—	—	—	11,972,789
Issuance of Restricted Common Stock to Executive	—	—	—	—	562,500	6	(6)	—	—	—	—
Issuance of Common Stock	—	—	—	—	1,900	—	3,134	—	—	—	3,134
Purchase of Subsidiary Shares by Noncontrolling Interest	—	—	—	—	—	—	—	—	—	6,000,000	6,000,000
Sale of Subsidiary Shares to Noncontrolling Interest	—	—	—	—	—	—	—	—	—	(2,240,017)	(2,240,017)
Effect of Change in Warrant Liability Classification	—	—	—	—	—	—	(269,629)	—	—	—	(269,629)
Adjustment of Fair Value of Noncontrolling Interest Purchase Price Obligation	—	—	—	—	—	—	(3,946,810)	—	—	4,760,937	814,127
Foreign Currency Translation Adjustment	—	—	—	—	—	—	—	—	(1,556,057)	(101,194)	(1,657,251)
Share-based Compensation	—	—	—	—	—	—	1,170,308	—	—	—	1,170,308
Net Loss	—	—	—	—	—	—	—	(31,674,940)	—	(4,425,638)	(36,100,578)

BALANCES — June 30, 2009	—	$—	4,118,263	$16,679,962	24,346,887	$242	$159,549,279	$(133,237,421)	$1,904,576	$9,140,725	$54,037,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

eLandia International Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss from Continuing Operations	$(26,595,441)	$(24,388,608)

Adjustments to Reconcile Net Loss from Continuing Operations to Net Cash and Cash Equivalents Used in Operating Activities:
Provision for Doubtful Accounts	283,521	589,092
Provision for Non-Collectible VAT Receivable	296,631	1,455,071
Impairment of Goodwill	1,025,717	630,802
Share-Based Compensation	1,170,308	956,952
Depreciation and Amortization	2,301,095	1,482,198
Amortization — Intangible Assets	2,443,605	1,377,108
Amortization of Deferred Financing Costs and Discount on Long-Term Debt	21,992	684,035
Issuance of Common Stock for Marketing Services	3,134	—
Change in Value of Warrant	(267,037)	—
Gain on Sale Leaseback — Related Party	—	(19,830)
Change in Value of Minority Interest Purchase Price Obligation	—	3,093,750
Foreign Currency Loss	617,681	174,346
Accrued Interest on Convertible Promissory Note — Related Party	—	1,515,000
Changes in Operating Assets and Liabilities:
Accounts Receivable	27,196,095	(1,511,323)
Inventories	(2,847,788)	937,106
Prepaid Expenses and Other Current Assets	(1,943,123)	(3,239,950)
Deposits with Suppliers and Subcontractors	(1,607,914)	1,127,450
VAT Receivable	(1,348,794)	(925,873)
Other Assets	(984,931)	(2,408,257)
Accounts Payable	(7,179,319)	(1,891,440)
Accrued Expenses	1,990,090	833,401
Income Taxes Payable	(133,673)	(92,597)
Customer Deposits	(2,475,252)	335,625
Deferred Revenue	945,452	(731,512)
Other Liabilities	(126,704)	340,725

TOTAL ADJUSTMENTS	19,380,786	4,711,879

CASH AND CASH EQUIVALENTS USED IN OPERATING ACTIVITIES	(7,214,655)	(19,676,729)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Paid for Acquisitions	(3,564,534)	(2,693,183)
Purchases of Property and Equipment	(13,478,570)	(1,286,304)
Redemption of Certificates of Deposit	8,157,104	—
Restricted Cash	830,446	—

CASH AND CASH EQUIVALENTS USED IN INVESTING ACTIVITIES	(8,055,554)	(3,979,487)

The accompanying notes are an integral part of these condensed consolidated financial statements.

eLandia International Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Continued)

	For the Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES
(Payments) Proceeds from Lines of Credit, Net	(13,243,559)	14,657,502
Proceeds from Long-Term Debt	31,717,087	7,494,631
Principal Payments of Long-Term Debt	(19,504,396)	(8,765,933)
Principal Payments on Capital Leases	(474,934)	(276,436)
Proceeds from Sale of Series B Preferred Stock, Net of Issuance Costs	—	42,451,803
Transaction Costs Paid — Conversion of Promissory Note	(226,829)	—
Proceeds from Exercise of Warrants	—	4,158
Proceeds from the Sale of Subsidiary	5,587,573	—
Proceeds from Noncontrolling Interest Subscription Receivable	6,000,000	—
Dividends Paid to Noncontrolling Interest	—	(531,808)
Financing Costs Paid — Long-Term Debt	(304,115)	—

CASH AND CASH EQUIVALENTS PROVIDED BY FINANCING ACTIVITIES	9,550,827	55,033,917

CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating Cash Flows	1,797,943	(1,974,903)
Investing Cash Flows	—	(1,860,833)
Financing Cash Flows	(1,129,692)	(5,463,219)

NET CASH AND CASH EQUIVALENTS PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	668,251	(9,298,955)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2,457,379)	286,367

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,508,510)	22,365,113
CASH AND CASH EQUIVALENTS—Beginning	37,368,768	19,890,996

CASH AND CASH EQUIVALENTS—Ending	$29,860,258	$42,256,109

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid During the Periods For:
Interest	$1,907,471	$1,853,750
Taxes	$1,571,011	$544,190

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Promissory Notes - Related Party to Series B Convertible Preferred Stock	$12,000,000	$—
Accrued Interest Contributed to Capital Upon Conversion of Promissory Note - Related Party	$199,618	$—
Cancellation of Common Stock Upon Conversion of Promissory Note - Related Party	$162	$—
Sale of Subsidiary Shares to Noncontrolling Interest	$2,240,017	$—
Acquisition of Equipment with Issuance of Capital Leases	$1,333,597	$—
Adjustment to Fair Value of the Noncontrolling Interest	$3,946,810	$—
Issuance of Common Stock	$6	$1
Conversion of Convertible Promissory Notes - Related Party to Series A Convertible Preferred Stock	$—	$30,300,000
Forgiveness of Accrued Interest on Convertible Promissory Notes	$—	$4,109,775
Deferred Financing Fees and Debt Discounts Converted to Capital	$—	$4,726,451
Conversion of Series A Convertible Preferred Stock to Common Stock	$—	$30,300,000
Conversion of Series B Convertible Preferred Stock to Common Stock	$—	$71,768,572

The accompanying notes are an integral part of these condensed consolidated financial statements.

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2009

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

NOTE 2 – Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements as of June 30, 2009, and for the three and six months then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited consolidated financial statements. The unaudited interim condensed consolidated balance sheet as of June 30, 2009, unaudited interim condensed consolidated statements of operations for the three and six months ended June 30, 2009 and 2008, the unaudited interim condensed consolidated statement of stockholders’ equity for the six months ended June 30, 2009, and the unaudited interim condensed consolidated statements of cash flows for the six months ended June 30, 2009 and 2008 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and six months ended June 30, 2009 are not necessarily indicative of results to be expected for the year ending December 31, 2009 or for any future interim period. The condensed consolidated balance sheet at December 31, 2008 has been derived from audited consolidated financial statements; however, these notes to the condensed consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC.

NOTE 3 – Liquidity, Financial Condition and Management’s Plans

We incurred a $24.1 million loss from continuing operations and used $7.2 million of cash in continuing operations for the six months ended June 30, 2009. As of June 30, 2009, we have a $133.2 million accumulated deficit and working capital of $8.5 million.

Our net loss includes an aggregate of $7.9 million of non-cash charges, principally consisting of $4.8 million of depreciation and amortization, $1.2 million of share based compensation and $1.0 million of goodwill impairment charges.

Historically our principal source of liquidity has been the issuances of equity and debt securities, including preferred stock and convertible promissory notes, to Stanford International Bank Ltd. (“SIBL”) (and its related entities), our former principal stockholder. However, as discussed in Note 11, due to the collective impact of the uncertainties surrounding SIBL they are no longer a source of funding. Other sources of funds include cash from external financing arrangements, including a term loan in the amount of $16.7 million and a revolving line of credit facility of up to $5 million from ANZ Finance American Samoa, Inc., various lines of credit with multiple local banks in South and Central America and trade payables financing provided by our principal supplier.

On June 8, 2009, we entered into a Loan Agreement (“Term Loan Agreement”) in the amount of $16,672,000 with ANZ Finance American Samoa, Inc. and ANZ Amerika Samoa Bank (jointly, “ANZ”). The term loan bears interest at a rate of 2% above the prime rate and is due on June 3, 2016. The proceeds of the term loan were used to fund the construction, installation and delivery to customers of a fully operational underwater fiber optic cable linking America Samoa and Samoa to Hawaii and providing improved long distance telecommunication and data services (see Note 10).

On April 17, 2009, we sold our 50% ownership in Datec PNG, Ltd. (“Datec PNG”) for an aggregate sales price of $5,610,000 in cash, less selling costs of $22,427 (see Note 7).

On February 6, 2009, SIBL converted $12.0 million of outstanding debt under a bridge loan agreement into our Series B Preferred Stock (see Note 10).

Management believes that our current level of working capital at June 30, 2009 will be sufficient to sustain operations through at least July 1, 2010. However, there can be no assurance that the plans and actions proposed by management will be successful or that unforeseen circumstances will not require us to seek additional funding sources in the future or effectuate plans to conserve liquidity. In addition, there can be no assurance that in the event additional sources of funds are needed they will be available on acceptable terms, if at all.

NOTE 4 – Significant Accounting Policies

Principles of Consolidation

The unaudited interim condensed consolidated financial statements include the accounts of eLandia and all of its wholly-owned and majority owned subsidiaries. Latin Node Inc., the investment in which is recorded under the equity method of accounting because of a loss in control, has filed an assignment for the benefit of creditors, and the accounts of Datec PNG, which was sold on April 17, 2009, have been classified as discontinued operations for all periods presented. All significant intercompany balances and transactions have been eliminated in consolidation.

The unaudited interim condensed consolidated financial statements are presented in United States Dollars in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 52, “Foreign Currency Translation” (“SFAS 52”). The financial statements of our foreign operations are stated in foreign currencies, referred to as the functional currency except for Desca Holding, LLC (“Desca”), where the functional currency is the U.S. Dollar. Under SFAS 52, functional currency assets and liabilities are translated into the reporting currency, U.S. Dollars, using period end rates of exchange and the related translation adjustments are recorded as a separate component of accumulated other comprehensive income. Functional statements of operations amounts expressed in functional currencies are translated using average exchange rates for the respective periods. Remeasurement adjustments and gains or losses resulting from foreign currency transactions are recorded as foreign exchange gains or losses in the unaudited interim condensed consolidated statement of operations.

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

Reclassification

We have reclassified certain prior year amounts to conform to the current period’s presentation. We reclassified the minority interest purchase price obligation liability to noncontrolling interest purchase price obligation as temporary equity in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue D-98 “Classification and Measurement of Redeemable Securities.” These reclassifications have no effect on the financial position at December 31, 2008, the cash flows for the six months ended June 30, 2008 or the results of operations for the three and six months ended June 30, 2008.

Subsequent Events

We evaluated subsequent events through August 14, 2009, which represents the date the condensed consolidated financial statements were issued.

Use of Estimates

The preparation of the unaudited interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the unaudited interim condensed consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount of uncollectible accounts receivable, the valuation of value added tax (“VAT”) receivable, deferred taxes and related valuation allowances, the valuation of noncontrolling interest purchase price obligations, the amount to be paid for the settlement of liabilities of discontinued operations, accrued expenses, the amount allocated to contract rights, customer lists, trade names and goodwill in connection with acquisitions, along with the estimated useful lives for amortizable intangible assets and property, plant and equipment, warrants granted in connection with various financing transactions, share-based payment arrangements, and the percentage of completion with respect to production contacts in circumstances where the use of that accounting method is deemed to be appropriate.

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

Education Services

Revenue from education services is generated through the provision of talent development and technical certification courses. Revenue generated from education services is generally recognized as the courses are completed and the certified testing services are rendered.

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

We did not have any significant production contracts in effect during the six months ended June 30, 2009 and 2008.

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

Vendor rebates for which we have a contractual right of offset are recorded net of accounts payable in the accompanying unaudited interim condensed consolidated balance sheets. We accrued approximately $612,000 and $1,493,000 of rebates due from a single vendor that are being accounted for as a reduction of accounts payable at June 30, 2009 and December 31, 2008, respectively, in accordance with the provisions of FASB Interpretation No. (“FIN”) 39, “Offsetting of Amounts Related to Certain Contracts—An Interpretation of APB Opinion No. 10 and FASB Statement No. 105.”

Inventory

Inventory consists predominantly of finished goods inventory, inclusive of technology equipment, products and accessories. Inventory is carried at the lower of cost or net realizable value. Cost is based on a weighted average or first-in-first-out method. All expenditures incurred in acquiring inventory, including transportation and custom duties, are included in inventory. Reserves for obsolete inventory are provided based on historical experience of a variety of factors including sales volume, product life, and levels of inventory at the end of the period. Our reserve for obsolete inventory at June 30, 2009 and December 31, 2008 amounted to $275,462 and $312,858, respectively.

Long Lived Assets

We periodically review the carrying values of our long lived assets in accordance with SFAS No. 144, “Long Lived Assets” (“SFAS 144”), when events or changes in circumstances would indicate that it is more likely than not that their carrying values may exceed their realizable values, and record impairment charges when considered necessary.

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

As more fully discussed in Note 8, we undertook a review of the carrying amount of our goodwill and determined that the value of our goodwill related to our operations in Fiji had been impaired. Accordingly, we recorded an impairment charge of $1,025,717 in the accompanying unaudited condensed consolidated statement of operations during the six months ended June 30, 2009.

We will continue to evaluate goodwill and intangible assets for impairment, at least annually, in accordance with SFAS 144 and 142. Other than as set forth above, during the six months ended June 30, 2009, we did not identify any indication of goodwill or intangible asset impairment in our other reporting units.

Net Loss Per Share

We compute net loss per share in accordance with SFAS No. 128, “Earnings Per Share.” Under SFAS No. 128, basic net loss per share is computed by dividing net loss per common share attributable to eLandia by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted net loss per common share attributable to eLandia for the six months ended June 30, 2009 and 2008 includes 28,125 and 125,000 unexercised warrants, respectively, each with an exercise price of $.001 per share.

The computation of basic loss per share for the three and six months ended June 30, 2009 and 2008 excludes the following potentially dilutive securities because their inclusion would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Convertible Notes	—	6,060,000	—	6,060,000
Convertible Preferred Stock	4,118,263	7,081,226	4,118,263	7,081,226
Common Stock Purchase Warrants	1,409,259	289,259	1,409,259	289,259
Non-Vested Restricted Stock	—	750,000	—	750,000
Stock Options	7,784,750	5,768,000	7,784,750	5,768,000

	13,312,272	19,948,485	13,312,272	19,948,485

Recently Adopted Accounting Pronouncements

On April 1, 2009, we adopted SFAS No.165, “Subsequent Events” (“SFAS 165”). The standard does not require significant changes regarding recognition or disclosure of subsequent events, but does require disclosure of the date through which subsequent events have been evaluated for disclosure and recognition. The standard is effective for financial statements issued after June 15, 2009. The adoption of SFAS 165 did not have a significant impact on our condensed consolidated financial statements.

On April 1, 2009, we adopted FASB Staff Position (FSP) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The FSP requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this FSP did not have a significant impact on our condensed consolidated financial statements.

On April 1, 2009, we adopted FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” The FSP amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this FSP did not have a significant impact on our condensed consolidated financial statements.

On April 1, 2009, we adopted FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and identifying Transactions That Are Not Orderly.” The FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this FSP did not have a significant impact on our condensed consolidated financial statements.

On April 1, 2009, we adopted FSP No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP amends and clarifies SFAS 141(R), “Business Combinations,” to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for assets or liabilities arising from contingencies in business combination for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this FSP did not have a material impact on our condensed consolidated financial statements, as the acquisitions made during the six months ended June 30, 2009 were not material. The provisions of this FSP will be applied at such time when measurement of a business acquisition is required.

On January 1, 2009, we adopted SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141, “Business Combinations” (“SFAS 141”) but retains the fundamental requirements in SFAS 141, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. SFAS 141(R) requires an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Additionally, SFAS 141(R) requires acquisition-related costs to be expensed in the period in which the costs are incurred and the services are received instead of including such costs as part of the acquisition price. The adoption of SFAS 141(R) did not have a material impact on our condensed consolidated financial statements, as the acquisitions made during the six months ended June 30, 2009 were not material.

On January 1, 2009, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) as it relates to non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in the consolidated financial statements on at least an annual basis. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of SFAS 157, as it relates to non-financial assets and non-financial liabilities had no impact on our condensed consolidated financial statements. The provisions of SFAS 157 will be applied at such time a fair value measurement of a non-financial asset or non-financial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of SFAS 157 (Note 5).

On January 1, 2009, we adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS 160 requires, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. The presentation and disclosure requirements of SFAS 160 were applied retrospectively. Effective January 1, 2009, upon the adoption of SFAS 160, we now record the change in fair value of the noncontrolling interest purchase price obligation through stockholders’ equity. Prior to the adoption of SFAS 160, the change in fair value of the noncontrolling interest purchase price obligation was recorded in the statement of operations.

On January 1, 2009, we adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended (SFAS 133), and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of SFAS 161 had no impact on our condensed consolidated financial statements.

On January 1, 2009, we adopted FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. The adoption of FSP FAS 142-3 had no impact on our condensed consolidated financial statements.

On January 1, 2009, we adopted FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The adoption of FSP EITF 03-6-1 did not have a material impact on our condensed consolidated financial statements.

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

On January 1, 2009, we adopted EITF Issue No. 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary” (“EITF 08-8”). EITF 08-8 addresses the determination of whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary, is indexed to the reporting entity’s own stock and therefore should not be precluded from qualifying for the first part of the scope exception in paragraph 11(a) of SFAS No. 133 or being with the scope of EITF No. 00-19. The adoption of EITF 08-8 did not have a material impact on our condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In June, 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (“SFAS No. 166”), which amends the derecognition guidance in SFAS 140. SFAS 166 eliminates the concept of a QSPE (Qualified Special Purpose Entity) and eliminates the exception from applying FIN 46(R). Additionally, SFAS 166 clarifies that the objective of paragraph 9 of SFAS 140 is to determine whether a transferor has surrendered control over transferred financial assets. That determination must consider the transferor’s continuing involvements in the transferred financial asset, including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer. SFAS 166 modifies the financial-components approach used in SFAS 140 and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this pronouncement is not expected to have a material impact on our consolidated financial position or results of operations.

In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which amends FIN 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. The analysis identifies the primary beneficiary of a variable interest entity (VIE) as the enterprise that has both: a) the power to direct the activities that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity which could potentially be significant to the VIE. SFAS 167 requires enhanced disclosures to provide users of financial statements with more transparent information about and enterprises involvement in a VIE. Further, this statement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this pronouncement is not expected to have a material impact on our consolidated financial position or results of operations.

In July 2009, the FASB issued SFAS 168, “The FASB Accounting Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168"). SFAS 168 supersedes SFAS 162 issued in May 2008. SFAS 168 will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 is not expected to have a material impact on our consolidated financial position or results of operations.

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

The following are the major categories of assets measured at fair value on a nonrecurring basis during the six month period ended June 30, 2009, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at June 30, 2009	Total Impairment for the Six Months Ended June 30, 2009
Goodwill	$-0-	$-0-	$19,157,112	$19,157,112	$1,025,717
Intangible Assets	-0-	-0-	11,493,738	11,493,738	-0-

Total	$-0-	$-0-	$30,650,850	$30,650,850	$1,025,717

In accordance with the provisions of SFAS 142, we recorded a goodwill impairment charge of $1,025,717 during the six months ended June 30, 2009 (Note 8). As a result, goodwill with a carrying amount of $12,519,455 was written down to its implied fair value of $11,493,738.

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

	For the Three Months Ended June 30, 2008	For the Six Months Ended June 30, 2008
Revenues	$31,093,866	$72,241,053
Loss from Operations	$(14,491,139)	$(19,333,935)
Net Loss from Continuing Operations	$(18,957,575)	$(26,349,388)

Basic and Diluted Loss from Continuing Operations per Share	$(0.87)	$(1.29)
Weighted Average Shares Outstanding - Basic and Diluted	21,788,048	20,441,771

In addition, we made two acquisitions during 2009: (1) Center of Technology Transfer Corporation – Peru and (2) American Samoa Entertainment, Inc. The total aggregate consideration for these acquisitions was $3,564,534.

On April 29, 2009, we acquired an additional 20% interest in PRR, increasing our ownership to 100%, and a 13.33 % interest in ASHC, increasing our ownership interest to 66.67%. The total consideration paid for the acquisition of these interests was nominal.

On July 17, 2009, but effective as of July 1, 2009, we consummated a purchase and sale transaction under a Securities Purchase Agreement (the “30% Purchase Agreement”) with Jorge Enrique Alvarado Amado (“Alvarado”). Pursuant to the 30% Purchase Agreement, which is effective as of July 1, 2009, we purchased 3,000,000 Common Units (“30% Units”) of Desca for a mutually agreed upon aggregate purchase price of $1.9 million, as described below. As a result of our purchase of the 30% Units under the 30% Purchase Agreement, effective July 1, 2009, Desca became a wholly-owned subsidiary. The adoption of SFAS 160 requires that we adjust the change in fair value of the noncontrolling interest purchase price obligation commencing January 1, 2009. Prior to the adoption of SFAS 160, the change in the fair value of the noncontrolling interest purchase price obligation was recorded in the statement of operations. For the six months ended June 30, 2009, the change in fair value of the noncontrolling interest purchase price obligation of $3,946,810 was recorded through the stockholders’ equity. The noncontrolling interest attributable to Desca for the six months ended June 30, 2009 was $4,760,937 and is included in the statement of operations.

Under the terms of the 30% Purchase Agreement we have: (i) made a payment to Alvarado of $500,000 in cash, (ii) executed and delivered to Alvarado a $500,000 promissory note payable on July 1, 2010, and (iii) issued to Alvarado 2,500,000 shares of our common stock, valued at $0.9 million based on the closing stock price of $0.34 on July 17, 2009, of which (A) one-half of such shares were deposited with an escrow agent to be held and released in accordance with the terms of an escrow agreement, as described below, and (B) one-half of such shares were delivered to Alvarado. The promissory note provides for interest to accrue at 6% per annum and all payments of principal and accrued interest to be paid on the maturity date of July 1, 2010. The 30% Purchase Agreement provides that the purchase price will be reduced to the extent that the value of Desca’s net assets at closing is determined to be less as of June 30, 2010. Alvarado will be responsible to pay us an amount equal to 30% of any deficiency and such amount will be deemed a claim for indemnification under the 30% Purchase Agreement.

In addition to the purchase price described above, we will be required to pay to Alvarado contingent consideration (the “Contingent Consideration”) in the event Desca achieves certain financial performance targets for 2009 identified in the 30% Purchase Agreement. The aggregate amount of the Contingent Consideration will be, at Alvarado’s option (i) up to an additional maximum amount of 5,000,000 restricted shares of our common stock, (ii) payment of up to a maximum amount of $8,000,000 in cash to be evidenced by an additional non-interest bearing promissory note payable on December 31, 2013, or (iii) up to an additional maximum amount of 2,500,000 restricted shares of our common stock and payment of up to an additional maximum amount of $4,000,000 in cash to be evidenced by an additional non-interest bearing promissory note payable on December 31, 2013.

All but 1,250,000 shares of our common stock constituting part of the purchase price, as well as any additional shares of our common stock constituting amounts of Contingent Consideration, will be deposited with an escrow agent to be held and released over a 4-year period, as described below. All shares of our common stock held in escrow shall be available to satisfy any claim by us for indemnification under the 30% Purchase Agreement. All shares of our common stock constituting part of the purchase price will be held in escrow for a period of two years following the closing; however, if such shares become eligible for resale by Alvarado pursuant to Rule 144 under the Securities Act of 1933, such shares may be sold by Alvarado, but only so long as Alvarado makes arrangements acceptable to us for the immediate deposit of the net cash proceeds into escrow to be held in accordance with the terms thereof. All shares of our common stock constituting part of the Contingent Consideration, if any, will be held in escrow for a period of four years following the closing; however, eight equal semi-annual distributions of Contingent Consideration, commencing on July 1, 2010, will be made to Alvarado until the entire amount of Contingent Consideration has been paid. In addition, all promissory notes issued by us in connection with the 30% Purchase Agreement, are subject to setoff to satisfy any indemnification claims we may have against Alvarado.

At the closing of the 30% Purchase Agreement, Alvarado also entered into a two-year amended and restated employment agreement pursuant to which he will serve as chief executive officer of our Networking Group. Alvarado also executed a non-compete agreement containing customary non-compete, non-solicitation, non-disclosure and non-disparagement covenants. Finally, eLandia and Alvarado executed a termination and release agreement pursuant to which each of the parties agreed to terminate certain prior agreements and to release any claims the parties may have against one another arising prior to the date of the 30% Purchase Agreement.

NOTE 7 – Discontinued Operations

Our discontinued operations are comprised of (i) our investment in Latin Node, Inc. (“Latin Node”), which filed an assignment for the benefit of creditors in June 2008, the investment in which is recorded under the equity method of accounting because of a loss in control; (ii) our 50% interest in Datec PNG, over which we had management influence and guaranteed a portion of Datec PNG’s debt; and (iii) certain eLandia predecessor companies that no longer conduct any operations.

Through April 17, 2009, we held a 50% interest in Datec PNG. Due to our management influence, we consolidated Datec PNG within our consolidated financial statements under the FIN 46(R) consolidation model. Datec PNG provides technology products, Internet access services and IT services to large corporate organizations. Datec PNG had an overdraft facility account with a maximum borrowing limit of approximately $1.9 million. This overdraft facility account was secured by the assets of Datec PNG. On April 17, 2009 we sold our 50% ownership interest in Datec PNG to Steamships Ltd. As a result of the sale of Datec PNG, we re-measured the value of the net assets to be sold at the lower of the carrying amount or fair value less selling costs. We determined that the sale price of $5,610,000 in cash, less selling costs of $22,427, was the best indicator of the fair value of the assets to be sold. Accordingly, we recorded an impairment charge related to the goodwill and intangible assets of $10,827,252 during the three months ended March 31, 2009 and a gain upon the closing of the sale, including the results of operations for the 17 day period ending April 17, 2009, of $734,909. The write off of the goodwill and the gain resulted in an aggregate loss on the sale of Datec PNG of $10,092,343, which is included in discontinued operations.

A summary of our assets and liabilities from discontinued operations as of June 30, 2009 and December 31, 2008 and our results of discontinued operations for the three and six months ended June 30, 2009 and 2008 is as follows:

Assets and Liabilities of Discontinued Operations

	As of June 30, 2009	As of December 31, 2008
Cash	$—	$623,116
Accounts Receivable, net	—	2,231,117
Inventory, net	—	2,806,027
Prepaid Expenses and Other Current Assets	—	678,300
Deposits with Suppliers	—	26,988
Deferred Tax Assets - Current	—	1,055,530

Assets Held for Sale - Current	$—	$7,421,078

Property, Plant and Equipment, net	—	3,266,629
Customer Lists, Net	—	1,465,425
Contract Rights, Net	—	483,727
Goodwill	—	11,356,388
Other Assets	—	317,861

Assets Held for Sale - Long-Term	$—	$16,890,030

Accounts Payable	$—	$1,757,501
Accrued Expenses	233,956	1,061,927
Deferred Gain on Sale Leaseback - Current	—	257,397
Accrued FCPA Penalty	500,000	500,000
Long-Term Debt	—	1,129,692
Capital Lease Obligations	10,000	10,000
Deferred Revenue	—	1,323,222

Liabilities from Discontinued Operations - Current	$743,956	$6,039,739

Deferred Gain on Sale Leaseback, Net of Current Portion	—	64,349
Accrued FCPA Penalty	1,000,000	1,500,000

Liabilities from Discontinued Operations - Long Term	$1,000,000	$1,564,349

Results of Discontinued Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	$3,692,593	$12,612,382	$9,819,185	$48,386,773
Cost of Revenue	(2,944,845)	(10,369,468)	(5,851,239)	(42,000,701)
Sales, Marketing and Customer Support	(844,893)	(2,006,287)	(1,573,803)	(4,011,025)
General and Administrative Expenses	(192,325)	(3,348,500)	(1,175,353)	(10,059,812)
Impairment of Goodwill	—	—	(10,827,252)	—
Depreciation and Amortization	(67,025)	(1,003,636)	(435,232)	(1,950,113)
Amortization–Intangible Assets	(36,695)	(258,420)	(263,639)	(516,840)
Interest Expense, net	(222)	(155,489)	(324)	(891,356)
Other (Loss) Income	1,128,172	813,238	802,520	(1,174,682)

Income (Loss) from Discontinued Operations	$734,760	$(3,716,180)	$(9,505,137)	$(12,217,756)

AST Telecom, LLC

In December 2007, our Board of Directors approved former management’s proposal to dispose of AST Telecom, LLC (“AST”), which is one of our subsidiaries that principally conducts operations in American Samoa providing wireless coverage and Internet access. Based on a written agreement with a prospective buyer, we expected to complete the disposal within one year from the date of such approval. As such, the results of these activities were classified as discontinued operations as of December 31, 2007. The proposed sale did not occur and, during the quarter ended June 30, 2008, we determined that AST no longer met the requirements for classification as an asset held for sale under SFAS 144. Accordingly, the June 30, 2008 unaudited interim condensed consolidated financial statements have been presented to include AST as a part of continuing operations.

NOTE 8 – Goodwill

Goodwill represents the excess of the purchase price paid over the cost of net assets acquired in business combinations accounted for under the purchase method of accounting. Changes in the carrying amount of goodwill for the six months ended June 30, 2009 were as follows:

	Latin America	South Pacific	Total
Balance at December 31, 2008	$16,088,787	$3,056,985	$19,145,772
Acquisitions in 2009	183,374	838,558	1,021,932
Impairment charge	—	(1,025,717)	(1,025,717)
Foreign currency translation effect	33,441	(18,316)	15,125

Balance at June 30, 2009	$16,305,602	$2,851,510	$19,157,112

In April 2009, the Reserve Bank of Fiji announced that Fiji’s currency had been devalued by 20% effective immediately. Also, in April 2009, the President of Fiji annulled the country’s constitution, terminated all the judges in the country and declared himself the head of state. As a result of the Ah Koy litigation discussed in Note 11 and Fiji’s current economic instability and uncertain business climate, we undertook a review of the carrying amount of our goodwill as of March 31, 2009 and determined that the value of our goodwill related to Fiji had been impaired. Accordingly, we recorded a goodwill impairment charge of $1,025,717 in the accompanying unaudited interim condensed consolidated statement of operations during the six months ended June 30, 2009.

NOTE 9 – Intangible Assets

Intangible asset values and the related accumulated amortization are as follows:

	Definite Lived Assets			Indefinite Lived Assets
	Customer Lists	Contract Rights	Trade Names	Telecommunications Licenses and Agreements
Gross Value at December 31, 2008	$2,004,251	$4,988,209	$10,493,604	$858,743
Accumulated Amortization at December 31, 2008	(632,719)	(2,307,364)	(2,342,482)	—

Net Value at December 31, 2008	$1,371,532	$2,680,845	$8,151,122	$858,743

Gross Value at June 30, 2009	$2,879,351	$4,423,513	$10,493,604	$858,743
Accumulated Amortization at June 30, 2009	(863,183)	(2,644,108)	(3,654,182)	—

Net Value at June 30, 2009	$2,016,168	$1,779,405	$6,839,422	$858,743

Acquired intangibles with a definite life are amortized on a straight-line basis over weighted average lives. Telecommunications licenses and agreements are generally perpetual in nature and therefore are not amortized.

Amortization expense amounted to $1,440,696 and $324,790 for the three months ended June 30, 2009 and 2008, respectively, and $2,443,605 and $1,377,108 for the six months ended June 30, 2009 and 2008, respectively.

NOTE 10 – Long-Term Debt

Term Loan Agreement

On June 8, 2009, we entered into a Loan Agreement (“Term Loan Agreement”) with ANZ whereby ANZ provided $16,672,000 in the form of a term loan to our subsidiaries, ASHC and Samoa American Samoa Cable, LLC (“SAS”). ASHC and SAS are the borrowers under the facility and eLandia and our subsidiary, American Samoa Hawaii Undeployed Cable, LLC (“ASHUC”) are

the guarantors. The loan is principally secured by substantially all of the assets and operations of ASHC, SAS and ASHUC. The loan bears interest at the prime rate plus 2% and is due on June 3, 2016. The Term Loan Agreement requires seven monthly installments of interest only, followed by 77 monthly installments of $187,319, including principal and interest, through the maturity date. The remaining unpaid principal balance is due on the maturity date. In the event that a United States Department of Agriculture (“USDA”) Rural Development ‘Conditional Commitment for Guarantee’ (“USDA Guaranty”) is obtained in favor of ANZ covering the outstanding amount of the term loan then, as of the effective date of the USDA Guaranty in favor of ANZ, the interest rate will be decreased to the prime rate plus 1.10%. The loan will be subject to certain financial and non-financial covenants beginning with the period ended March 31, 2011. The proceeds of the loan were used to fund the construction, installation and delivery to customers of a fully operational underwater fiber optic cable linking America Samoa and Samoa to Hawaii and providing improved long distance telecommunication and data services. In connection with the Term Loan Agreement, we executed a guaranty in favor of ANZ (the “Guaranty”). Pursuant to the Guaranty, we have unconditionally guaranteed the repayment and other obligations of ASHC and SAS under the Term Loan Agreement.

We own, indirectly, 66.6% of ASHC and the remaining 33.3% is owned by the American Samoa Government. SAS and ASHUC are wholly owned subsidiaries of ASHC.

Bridge Loan Agreement

On July 21, 2008, we entered into a credit agreement with SIBL (the “Bridge Loan Agreement”), pursuant to which SIBL agreed to provide a loan to us in the principal amount of up to $40 million. The Bridge Loan Agreement was amended on September 5, 2008, September 17, 2008 and November 14, 2008. Pursuant to these amendments, the maturity date was extended to June 30, 2011. Also, the interest rate was modified to 6% with payments of interest due on December 31, 2009, December 31, 2010 and on June 30, 2011. In addition, we had the option, with respect to any interest payment, to pay interest in cash or in shares of our common stock based upon the average closing bid and asked prices for our common stock for the 20 trading days prior to the applicable interest payment date. In addition, the loan funding schedule for the unfunded balance of the loan as of the November 14, 2008 amendment, in the amount of $28 million, was modified to provide for nine installments during the first quarter of 2009 commencing on February 5, 2009.

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

•	providing for an adjusted Conversion Rate of 3.5 shares of common stock for every eight shares of series B preferred stock in the event that SIBL did not exercise the Option;

•

providing that the shares of Series B Preferred Stock would be automatically converted into shares of our common stock at the then effective Conversion Rate to the extent necessary for SIBL to maintain ownership of 49.9% of the then total amount of issued and outstanding shares of our common stock;

•	removing all voting rights of the Series B Preferred Stock;

•	providing that the shares of Series B Preferred Stock would have no more rights than our common stock, other than a liquidation preference; and

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

•

SIBL agreed to the transfer to us, by February 28, 2009 , of $2.35 million of indebtedness of our subsidiary, Desca, due to an affiliate of SIBL in exchange for 344,444 shares of Series B Preferred Stock, or, if such transfer did not occur, a further cancellation of 1,801,740 shares of our common stock held under the voting trust agreement. Such transfer and exchange was not made by SIBL, but the Voting Trustee has not surrendered the 1,801,740 shares of common stock for cancellation pending relief from a February 16, 2009 court order in the matter of SIBL (Note 11).

We evaluated the issuance of the 1,777,778 shares of Series B Preferred Stock and the option to purchase 592,593 shares of Series B Preferred Stock in exchange for the $12,000,000 bridge loan, the forgiveness of the related accrued interest payable of $199,617 and the cancellation of the 16,148,612 shares of common stock utilizing the criteria enumerated in APB No. 26, “Early Extinguishment of Debt,” and FTB 80-1, “Early Extinguishment of Debt through Exchange for Common or Preferred Stock.” Accordingly, we recorded:

1)	$894,445 for the value of the Series B Preferred Stock to SIBL;

2)	$-0- for the value of the Option; and

3)	A contribution to capital of $11,078,506, representing the excess of the fair value of the securities and options issued over the net carrying value of the debt and common stock surrendered, including $199,618 of accrued interest payable forgiven, $162 for the cancellation of common stock upon conversion of the promissory note, and $226,829 of costs incurred in connection with the conversion of the promissory note.

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

The promissory notes were satisfied in June 2009 using the proceeds from the Term Loan Agreement with ANZ described above.

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

•

We have had a material proposed acquisition halted due to the uncertainty surrounding actions that may in the future be taken by the receivers. As a result, we expensed approximately $1.5 million of costs in expenses related to this failed acquisition during the six months ended June 30, 2009.

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

On June 2, 2009, we received a letter from the U.S. receiver clarifying that the assets and business operations of eLandia and our subsidiaries are not part of the Stanford Financial Group Receivership Estate. The receiver’s letter did state that the voting trust certificates issued to SIBL, representing SIBL’s interest in the shares of our capital stock deposited in the voting trust, did constitute part of the Stanford Financial Group Receivership Estate.

On June 19, 2009, a federal criminal indictment was issued against Mr. Stanford and several other executives and officers of SIBL, including the former chief investment officer, former chief accounting officer and former global controller. The indictment charges these individuals with fraud, obstruction and other crimes related to SIBL and other Stanford Financial companies.

On July 16, 2009, the receiver requested approval from the court to engage a private equity advisor to assist the receiver to properly manage the investments in the Receivership Estate, assess their value and identify potential buyers, thereby maximizing the value to the Receivership Estate. These investments include the voting trust certificates issued to SIBL representing SIBL’s interest in the shares of our capital stock deposited in the voting trust.

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

Current Economic Crisis

The recent global economic crisis has caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit, equity and fixed income markets. These conditions not only limit our access to capital, but also make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and could cause U.S. and foreign businesses to slow spending on our products and services, which would delay and lengthen sales cycles. Furthermore, during challenging economic times our customers may face issues, including:

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

Ah Koy Litigation

Fiji Action

On February 24, 2009, Kelton Investments Ltd. (“Kelton”) and Datec Group Ltd. (“Datec”), as plaintiffs, filed in the High Court of Fiji at Suva (the “Fiji Court”) an Ex Parte Notice of Motion for Interim Injunction (the “Motion”). The Motion named as defendants Generic Technology Limited (“Generic”), Datec Pacific Holdings Ltd., eLandia, the Receiver for Stanford, and the Registrar of Companies. The Motion sought an interim injunction preventing certain defendants from, among other things, appointing new directors or removing existing directors from the board of directors of Generic and other entities and also preventing certain defendants from disposing of shares in Generic or its subsidiaries. On February 27, 2009, the Fiji Court entered an order granting this relief on an ex parte basis.

On March 31, 2009, Kelton and Datec filed a Statement of Claim in the Fiji Action. In essence, the Statement of Claim alleges that the Amended and Restated Arrangement Agreement dated August 8, 2005 (“Arrangement Agreement”) pursuant to which eLandia acquired the subsidiaries of Datec was induced by untrue representations related to the capital to be devoted to those subsidiaries and alleged investigations of Stanford. It asserts claims for fraudulent misrepresentation, proper construction and enforceability of certain Stock Purchase Agreements in which claims against eLandia were released, breach of Stock Purchase Agreements, breach of the Arrangement Agreement, and equitable estoppel. As relief, it seeks, among other things, rescission of the Arrangement Agreement and Stock Purchase Agreements, a declaration as to the scope of the Stock Purchase Agreements, injunctive relief, and damages. We are currently requesting details and particulars of the claims made ahead of the next appearance in the Fiji Court.

A hearing to review the order granting the interim injunction was scheduled for April 20, 2009. That hearing was cancelled due to the closure of the Fiji courts by the military led Fiji government. The hearing has been rescheduled a number of times and is set to be held on August 24, 2009.

eLandia International Inc. v. Sir James Ah Koy, et al.

On March 9, 2009, we filed an action in the United States District Court for the Southern District of Florida, Miami Division (the “Court”), against Sir James Ah Koy, Michael Ah Koy, Kelton, and Datec. On March 17, 2009, we filed an Amended Complaint in that suit. In essence, we have alleged that Sir James Ah Koy and his son, Michael Ah Koy, Kelton, and Datec have improperly acted to frustrate the sale of our interests in the South Pacific. Among other things, we assert that the defendants have improperly employed claims and complaints about the Arrangement Agreement that they have released to favor their own interests at the expense of the Company’s. We assert claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, conspiracy to breach fiduciary duty, declaratory judgment under various agreements, breach of the implied covenant of good faith and fair dealing, breach of contract, and tortious interference with business relations. We seek a declaratory judgment, an injunction, compensatory damages (which we view as including all damages defendants have caused, including loss of sales proceeds and other costs), punitive damages, attorneys’ fees, and costs.

On April 15, 2009, we filed a motion seeking a preliminary injunction to preclude defendants from prosecuting the Fiji Action or causing that action to be prosecuted. On April 17, 2009, the defendants filed a motion to dismiss for lack of personal jurisdiction and a memorandum in opposition to our motion for a preliminary injunction on grounds of personal jurisdiction with the court and we, in turn, filed, among others, our opposition to said motion on May 4, 2009. A hearing was held on July 7, 2009, on the personal jurisdiction issue and preliminary injunction. Orders on the pending motions have not yet been entered by the court.

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

The internal investigation preliminarily revealed that certain payments from Latin Node prior to our acquisition of Latin Node may have been made in violation of the FCPA. We voluntarily and proactively reported these potential violations to the SEC, the United States Department of Justice, and the Federal Bureau of Investigation and cooperated fully with these agencies regarding this matter. Following settlement discussions with the Department of Justice, Latin Node agreed to enter into a plea agreement to resolve the matter by the payment of a monetary penalty of $2 million for the actions that occurred prior to Latin Node’s acquisition by us. On March 23, 2009, the Department of Justice filed charges in the United States District Court for the Southern District of Florida against Latin Node for actions taken by Latin Node prior to the time that we made our investment in Latin Node. On April 3, 2009, the matter was resolved and the court approved the plea agreement reached with the Department of Justice. In accordance with the terms of the settlement agreement, we paid $500,000 promptly following the settlement date, and the remaining $1,500,000 will be paid in three equal installments of $500,000 each by January 31, 2010, January 31, 2011 and January 31, 2012, respectively.

Latin Node Litigation

On January 22, 2008, an action was commenced against Latin Node, Inc. in the 11th Judicial Circuit in and for Miami-Dade County, Florida, by Juan Pablo Vasquez, Olivia de la Salas, and Gloria Vasquez, former employees of Latin Node, Inc. (the “Plaintiffs”). The Plaintiffs were terminated with “cause” by Latin Node and have brought an action for breach of contract. The Plaintiffs seek damages (including but not limited to severance pay and compensation for accrued but unused vacation pay), together with attorneys’ fees. On June 26, 2009, the court entered a notice of lack of prosecution in this case and directed the parties to appear on September 18, 2009 for a hearing on the court’s motion of dismissal for lack of prosecution in the case. The assignment for the benefit of creditors filed by Latin Node is expected to discharge any liability associated with such legal proceedings.

Assignment for the Benefit of Creditors – Latin Node

On June 12, 2008, Latin Node filed for an assignment for benefit of creditors in the 11th Judicial Circuit in and for Miami-Dade County, Florida (case no. 08-33495 CA11). As part of this proceeding, all of the assets of Latin Node were transferred to Michael Phelan, Esq., assignee. On July 17, 2008, most of these assets were sold to the highest bidder, Business Telecommunications Services, Inc. (“BTS”). Since we were the principal secured creditor of Latin Node, we had the right to receive all of the proceeds from such sale after the payment of the costs of administration. The immediate proceeds from the sale of these assets were used to pay administrative costs. A final court order approving the disposition of the proceeds from the sale of all other assets was scheduled for May 21, 2009. However, on May 20, 2009, Empresa Hondurena de Telecomunicaciones filed a Motion for Continuance or in the alternative, Motion to Stay the Assignee’s Motion to Approve Final Report and Fees to Assignee, Assignee’s Counsel and Assignor’s Counsel, Disburse Remaining Funds to Priority and Unsecured Creditors, Discharge Assignee and Close Case. A hearing has been scheduled for August 28, 2009 on said motions.

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

Modification to Mr. Pizarro’s Employment Agreement

We entered into an amendment to Mr. Pizarro’s Executive Employment Agreement (the “Amendment”) on February 6, 2009. Under the Amendment, Mr. Pizarro waived any breach by us by reason of our entry into the Modification Agreement and released us of any liabilities resulting from such breach. In consideration of Mr. Pizarro agreeing to enter into the Amendment, we agreed to provide certain additional compensatory benefits to Mr. Pizarro as follows:

•

The exercise price with respect to options to purchase 3,122,000 shares of our common stock previously granted pursuant to the Mr. Pizarro’s Executive Employment Agreement was reduced from $3.07 to $0.45 per share;

•

Mr. Pizarro was granted options to purchase an additional 1,000,000 shares of our common stock at $0.45 per share, which options vest equally on a monthly basis over a three-year period beginning February 2009, if and only if Mr. Pizarro remains continuously employed by us until each vesting date, subject to other terms and conditions;

•

All “unvested” shares of our common stock granted pursuant to Mr. Pizarro as part of a 750,000 share restricted stock award pursuant to Mr. Pizarro’s Executive Employment Agreement immediately vested, and all contractual restrictions with respect to such shares were terminated (see Note 14); and

•	Mr. Pizarro’s full bonus for 2008 in the amount of $375,000, as provided in his Executive Employment Agreement, was paid promptly following the execution of the Amendment.

In addition, Mr. Pizarro’s Executive Employment Agreement was further amended to provide as follows:

•	during 2009, Mr. Pizarro will be paid a guaranteed bonus of $375,000, payable in equal bi-monthly installments commencing in February 2009;

•

we amended our Policy Governing Insider Trading (the “Policy”) to permit, with our approval, (a) the adoption of written plans for trading our securities in accordance with SEC Rule 10b5-1(c) (a “Trading Plan”), and (b) exempt transactions made pursuant to approved Trading Plans from the Policy;

•	following the amendment to the Policy described above, we agreed to approve a Trading Plan for Mr. Pizarro for certain shares of our common stock owned by Mr. Pizarro; and

•	by no later than December 2009, we agreed to adopt a written Senior Management Incentive Compensation Plan applicable to years 2010 and beyond.

Resignation of Officer

On March 31, 2009, we entered into a Separation Agreement with Oscar Coen, our former Vice President of Business Development (the “Separation Agreement”). The Separation Agreement was effective February 28, 2009 and provides for, among other things, severance pay for a period of 12 months and contains a mutual release. The Separation Agreement terminates the employment agreement previously entered into by us and Mr. Coen except, among other provisions, the confidentiality, non-competition and non-solicitation covenants which survive the termination of the employment agreement. In connection with the Separation Agreement, we have recorded a liability for the severance pay, which is included in accrued expenses in the accompanying unaudited interim condensed consolidated balance sheet at June 30, 2009.

Customer and Vendor Concentrations

During the six months ended June 30, 2009, we had three customers that represented approximately 17%, 12% and 10% of our consolidated revenue. At June 30, 2009, the amount due from one of these customers was approximately 15% of our gross accounts receivable.

During the three and six months ended June 30, 2009, approximately 55% and 85% of our cost of revenue for product sales, respectively, was purchased from a single vendor. At June 30, 2009, the amount due to this vendor was approximately 66% of our total accounts payable.

The currency controls in Venezuela have restricted our ability to make payments to this vendor in U.S. Dollars, causing us to be subject to credit holds, and therefore delaying the delivery of customer orders which, in turn, has delayed or caused the loss of sales. While we believe that alternative sources of these products are available, we have yet to identify sources other than this vendor that have the ability to deliver these products to us with the same competitive terms. The loss of this vendor could result in a disruption of our operations.

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

Amended and Restated Certificate of Designation of Series B Preferred Stock

Effective February 6, 2009, we amended our Certificate of Incorporation with the filing of an Amended and Restated Certificate of Designations, Rights and Preferences of Series B Preferred Stock (“Amended and Restated Certificate of Designation”). Under the Amended and Restated Certificate of Designation, all voting rights of the Series B Preferred Stock were removed. As a result of the Amended and Restated Certificate of Designation, the Series B Preferred Stock has the following protective provisions:

•	a liquidation preference; and

•	at all times that shares of Series B Preferred Stock remain outstanding, we may not, without prior approval of the holders of the majority of the Series B Preferred Stock outstanding:

•	change the rights, preferences or privileges of the Series B Preferred Stock; or

•	create a new class or series of stock having a preference over or otherwise being superior to the Series B Preferred Stock.

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

In connection with the Settlement Agreement with Jorge Granados and RAV, we cancelled 375,000 shares of our common stock. The shares were valued at $450,000, based on the closing price of our common stock on February 12, 2009, the settlement date. Accordingly, we recorded a gain on the settlement of the litigation in the amount of $450,000, which is included in discontinued operations in the accompanying unaudited interim condensed consolidated statement of operations for the six months ended June 30, 2009.

In May 2009, we issued 1,900 shares of our common stock in exchange for marketing services.

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

There have not been any material changes in our liability for unrecognized tax benefits, including interest and penalties, during the six months ended June 30, 2009. We do not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

NOTE 14 – Share Based Payments

Stock Options

On June 4, 2009, we approved amendments to our 2008 Executive Incentive Plan (the “2008 Plan”) and our 2007 Stock Option and Incentive Plan (the “2007 Plan”). The 2008 Plan was amended to permit the repricing of stock options granted thereunder and to increase the number of shares of our common stock authorized and reserved for issuance thereunder to 9,500,000. The 2007 Plan was amended to permit the repricing of stock options granted thereunder.

On June 4, 2009, we approved a modification to the exercise price of all options outstanding under the 2008 Plan and 2007 Plan, whereby the exercise price of all such options was decreased to $0.45 per share, representing the average of the high and the low trading price on that date. All other terms of the outstanding options remained the same. The fair market value of our common stock on the date of modification was $0.30 per share. The weighted-average grant date fair value of the modified options utilizing the original exercise prices was $0.05 per share. The weighted-average grant date fair value of the modified options utilizing the modified exercise price was $0.16 per share. Weighted-average assumptions relating to the estimated fair value of these stock options on the date of modification, which we estimated using the Black-Scholes option pricing model are as follows: risk-free interest rate of 2.56%; expected dividend yield of zero percent; expected option life of 4.9 years; and volatility of 77%. The modification resulted in an incremental fair value of $638,025, of which, $191,590 was recorded as compensation expense during the three and six months ended June 30, 2009 and the remaining $446,435 will be amortized over the remaining expected option life of 4.9 years.

Restricted Stock Awards

On March 10, 2008, we granted 750,000 restricted common shares to Mr. Pizarro, who was then serving as our President, prior to his appointment as Chief Executive Officer. The restricted shares vest monthly over a three-year period. The fair value of the common stock at the date of grant was $0.75 per share based upon the closing market price of our common stock on the date of the grant. The aggregate grant date fair value of the award amounted to $562,500, which was to be recognized ratably as compensation expense over the vesting period. In connection with Mr. Pizarro’s Amendment, 562,500 unvested shares of our common stock granted to Mr. Pizarro immediately vested, and all contractual restrictions with respect to such shares were terminated. We recorded $0 and $46,875 of compensation expense during the three months ended June 30, 2009 and 2008, respectively, and $411,458 and $57,292 of compensation expense during the six months ended June 30, 2009 and 2008, respectively, with respect to this award.

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

Our discontinued operations are comprised of (i) our investment in Latin Node; (ii) our 50% interest in Datec PNG; and (iii) certain eLandia predecessor companies that no longer conduct any operations.

Below is a summary of the results by segment for the three and six months ended June 30, 2009 and identifiable assets as of June 30, 2009:

	For the Three Months Ended June 30, 2009
	Latin America	South Pacific	Corporate and Discontinued Operations	Consolidated
Revenue
Product Sales	$12,112,194	$865,014	$—	$12,977,208
Services	10,526,559	3,629,977	—	14,156,536

Total Revenue	22,638,753	4,494,991	—	27,133,744
Cost of Revenue
Product Sales	10,810,465	773,391	—	11,583,856
Services	6,962,435	1,348,964	—	8,311,399

Total Cost of Revenue	17,772,900	2,122,355	—	19,895,255

Gross Profit	4,865,853	2,372,636	—	7,238,489
	21.5%	52.8%		26.7%
Expenses
Sales, Marketing and Customer Support	6,442,996	837,083	—	7,280,079
General and Administrative	7,121,582	528,160	4,177,795	11,827,537
Depreciation and Amortization	755,656	543,023	11,836	1,310,515
Amortization – Intangible Assets	870,385	570,311	—	1,440,696

Total Expenses	15,190,619	2,478,577	4,189,631	21,858,827

Operating Income (Loss)	(10,324,766)	(105,941)	(4,189,631)	(14,620,338)
Interest Expense, Net	(774,157)	(176,385)	(40,796)	(991,338)
Other Income (Expense)	4,289,014	73,878	118,005	4,480,897
Income (Loss) from Discontinued Operations	—	—	734,760	734,760

Net Income (Loss) Attributable to eLandia	$(6,809,909)	$(208,448)	$(3,377,662)	$(10,396,019)

	For the Six Months Ended June 30, 2009
	Latin America	South Pacific	Corporate and Discontinued Operations	Consolidated
Revenue
Product Sales	$32,085,448	$1,912,636	$—	$33,998,084
Services	18,923,337	6,899,919	—	25,823,256

Total Revenue	51,008,785	8,812,555	—	59,821,340
Cost of Revenue
Product Sales	23,382,854	1,673,752	—	25,056,606
Services	12,240,551	2,545,866	—	14,786,417

Total Cost of Revenue	35,623,405	4,219,618	—	39,843,023

Gross Profit	15,385,380	4,592,937	—	19,978,317
	30.2%	52.1%		33.4%
Expenses
Sales, Marketing and Customer Support	12,694,918	1,184,897	—	13,879,815
General and Administrative	13,889,330	1,651,327	8,905,171	24,445,828
Impairment of Goodwill	—	1,025,717	—	1,025,717
Depreciation and Amortization	1,410,809	864,256	26,030	2,301,095
Amortization – Intangible Assets	1,740,772	702,833	—	2,443,605

Total Expenses	29,735,829	5,429,030	8,931,201	44,096,060

Operating Income (Loss)	(14,350,449)	(836,093)	(8,931,201)	(24,117,743)
Interest Expense, Net	(1,819,859)	(231,833)	(6,064)	(2,057,756)
Other Income (Expense)	3,840,317	(74,094)	239,473	4,005,696
Income (Loss) from Discontinued Operations	—	—	(9,505,137)	(9,505,137)

Net Income (Loss) Attributable to eLandia	$(12,329,991)	$(1,142,020)	$(18,202,929)	$(31,674,940)

Total Assets	$120,798,323	$46,406,803	$19,406,494	$186,611,620

Below is a summary of the results by segment for the three and six months ended June 30, 2008 and identifiable assets as of December 31, 2008:

	For the Three Months Ended June 30, 2008
	Latin America	South Pacific	Corporate and Discontinued Operations	Consolidated
Revenue
Product Sales	$14,328,494	$1,695,211	$—	$16,023,705
Services	5,450,566	3,702,648	—	9,153,214

Total Revenue	19,779,060	5,397,859	—	25,176,919
Cost of Revenue
Product Sales	11,695,755	1,370,393	—	13,066,148
Services	2,781,668	1,148,162	—	3,929,830

Total Cost of Revenue	14,477,423	2,518,555	—	16,995,978

Gross Profit	5,301,637	2,879,304	—	8,180,941
	26.8%	53.3%		32.5%
Expenses
Sales, Marketing and Customer Support	6,226,107	902,543	—	7,128,650
General and Administrative	6,304,225	1,366,102	5,106,675	12,777,002
Impairment of Goodwill	—	630,802	—	630,802
Depreciation and Amortization	368,168	359,061	4,729	731,958
Amortization – Intangible Assets	138,442	186,348	—	324,790

Total Expenses	13,036,942	3,444,856	5,111,404	21,593,202

Operating Income (Loss)	(7,735,305)	(565,552)	(5,111,404)	(13,412,261)
Interest Expense, Net	(371,478)	(135,898)	(637,183)	(1,144,559)
Change in Value of Minority Interest Purchase Obligation	(3,093,750)	—	—	(3,093,750)
Other Income (Expense)	(527,648)	(27,060)	(226,667)	(781,375)
Income (Loss) from Discontinued Operations	—	—	(3,716,180)	(3,716,180)

Net Income (Loss) Attributable to eLandia	$(11,728,181)	$(728,510)	$(9,691,434)	$(22,148,125)

	For the Six Months Ended June 30, 2008
	Latin America	South Pacific	Corporate and Discontinued Operations	Consolidated
Revenue
Product Sales	$35,070,888	$3,095,626	$—	$38,166,514
Services	13,054,524	7,464,275	—	20,518,799

Total Revenue	48,125,412	10,559,901	—	58,685,313
Cost of Revenue
Product Sales	28,268,132	2,520,490	—	30,788,622
Services	8,026,064	2,175,869	—	10,201,933

Total Cost of Revenue	36,294,196	4,696,359	—	40,990,555

Gross Profit	11,831,216	5,863,542	—	17,694,758
	24.6%	55.5%		30.2%
Expenses
Sales, Marketing and Customer Support	10,855,203	1,800,744	—	12,655,947
General and Administrative	8,664,579	2,580,333	7,808,492	19,053,404
Impairment of Goodwill	—	630,802	—	630,802
Depreciation and Amortization	753,355	721,412	7,431	1,482,198
Amortization – Intangible Assets	1,004,413	372,695	—	1,377,108

Total Expenses	21,277,550	6,105,986	7,815,923	35,199,459

Operating Income (Loss)	(9,446,334)	(242,444)	(7,815,923)	(17,504,701)
Interest Expense, Net	(963,704)	(286,993)	(2,012,587)	(3,263,284)
Change in Value of Minority Interest Purchase Obligation	(3,093,750)	—	—	(3,093,750)
Other Income (Expense)	(988,438)	(98,061)	8,761	(1,077,738)
Income (Loss) from Discontinued Operations	—	—	(12,217,756)	(12,217,756)

Net Income (Loss) Attributable to eLandia	$(14,492,226)	$(627,498)	$(22,037,505)	$(37,157,229)

Total Assets	$147,860,439	$25,893,723	$59,300,250	$233,054,412

NOTE 16 – Subsequent Events

As more fully described in Note 6, on July 17, 2009, we purchased the remaining 30% of Desca that we did not already own for a mutually agreed upon aggregate purchase price of $1 million and 2,500,000 shares of our common stock. As a result, effective July 1, 2009, Desca became a wholly-owned subsidiary. Under the terms of the agreement we paid $0.5 million in cash at closing, executed and delivered a $0.5 million promissory note payable to Alvarado on July 1, 2010, and issued 2,500,000 shares of our common stock valued at $0.9 million, of which 1,250,000 shares were deposited with an escrow agent to be held and released in accordance with the terms of an escrow agreement and 1,250,000 of such shares were delivered to Alvarado. The promissory note provides for interest to accrue at 6% per annum and all payments of principal and accrued interest to be paid on the maturity date of July 1, 2010. The difference between the negotiated purchase price and the fair value of the noncontrolling interest purchase price obligation of approximately $8.0 million at July 17, 2009 is approximately $6.1 million. This amount will be recorded as additional paid in capital in July 2009.

In addition, Alvarado entered into a two-year amended and restated employment agreement pursuant to which he will serve as chief executive officer of our Networking Group. Alvarado also executed a non-compete agreement containing customary non-compete, non-solicitation, non-disclosure and non-disparagement covenants.

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

Overview

eLandia is a provider of information technology (IT) products and services to small, medium-sized and large businesses as well as government entities, primarily in Latin America. Through our subsidiaries, we offer products and services in over 17 countries, including Argentina, Colombia, Costa Rica, Ecuador, El Salvador, Guatemala, Honduras, Mexico, Nicaragua, Panama, Peru, Trinidad & Tobago, Venezuela and the United States. eLandia also operates in the South Pacific region, providing IT products and services in Fiji and other Pacific Island nations and, through April 17, 2009, in Papua New Guinea through our 50% interest in Datec PNG Pty Limited which, as discussed below, has been sold effective April 17, 2009. In American Samoa we offer a broad range of communications services including mobile communications and Internet access. In addition, we have invested in an underwater fiber optic cable service terminating in American Samoa which began generating revenue during May 2009 and we recently acquired the assets of Pacific Island Cable, a cable TV provider on American Samoa.

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

eLandia corporate headquarters are located at 8200 NE 52nd Terrace, Suite 102, Miami, Florida 33166. The telephone number is (305) 415-8830.

Recent Developments

Modification to Mr. Pizarro’s Employment Agreement

We entered into an amendment with Mr. Pizarro to his employment agreement on February 6, 2009 (the “Amendment”). Under the Amendment, Mr. Pizarro waived any breach by us by reason of our entry into the Modification Agreement and released us of any liabilities resulting from such breach. In consideration of Mr. Pizarro agreeing to enter into the Amendment, we agreed to provide certain additional compensatory benefits to Mr. Pizarro as follows:

•	The exercise price with respect to options to purchase 3,122,000 shares of our common stock previously granted pursuant to the Mr. Pizarro’s Employment Agreement was reduced to $0.45 per share;

•

Mr. Pizarro was granted options to purchase an additional 1,000,000 shares of our common stock at an exercise price of $0.45 per share, which options vest equally on a monthly basis over a three-year period beginning February 2009, if and only if Mr. Pizarro remains continuously employed by us until each vesting date, subject to other terms and conditions;

•

All “unvested” shares of our common stock granted pursuant to Mr. Pizarro as part of a 750,000 share restricted stock award pursuant to Mr. Pizarro’s Executive Employment Agreement immediately vested, and all contractual restrictions with respect to such shares were terminated; and

•	Mr. Pizarro’s full bonus for 2008 in the amount of $375,000, as provided in his Employment Agreement, was paid promptly following the execution of the Amendment.

In addition, Mr. Pizarro’s Employment Agreement was further amended to provide as follows:

•	during 2009, Mr. Pizarro will be paid a guaranteed bonus of $375,000, payable in equal bi-monthly installments commencing in February 2009;

•

we amended our Policy Governing Insider Trading (the “Policy”), to permit, with our approval, (a) the adoption of written plans for trading our securities in accordance with SEC Rule 10b5-1(c) (a “Trading Plan”), and (b) exempt transactions made pursuant to approved Trading Plans from the Policy;

•	following the amendment to the Policy described above, we agreed to approve a Trading Plan for Mr. Pizarro for certain shares of our common stock owned by Mr. Pizarro; and

•	by no later than December 2009, we agreed to adopt a written Senior Management Incentive Compensation Plan applicable to years 2010 and beyond.

Modification of Financing Arrangements with Stanford International Bank Ltd. and Restructuring of Capital.

At the end of 2008 and the beginning of 2009, without any advance warning, we were advised by Stanford International Bank Ltd. (“SIBL”), our then principal stockholder, that due to the deteriorating global economic conditions it would not be able to extend the full amount of its $40 million loan commitment to us under a Credit Agreement, dated June 21, 2008 (the “Credit Agreement”) (referred to herein as the “Stanford Funding”). As a result of these developments, on February 6, 2009, as part of a modification to our capital structure, we entered into a Modification Agreement (the “Modification Agreement”) with SIBL. Pursuant to the Modification Agreement, our financing arrangement with SIBL was substantially revised. Specifically, under the terms of the Modification Agreement:

•	we agreed to further amend the Credit Agreement (“Fourth Amendment”) to terminate SIBL’s obligation to fund the balance of $28 million committed by SIBL under the Credit Agreement;

•

in partial consideration of our agreement to terminate the Credit Agreement, SIBL agreed to convert the $12 million outstanding principal amount under the Credit Agreement into 1,777,778 shares of our Series B Convertible Preferred Stock (“Series B Preferred Stock”) and the accrued interest was cancelled;

•

as a result of the Fourth Amendment and the termination of the Credit Agreement, all related loan, security and collateral documents were also released and terminated. This included the release of guarantees granted by our subsidiaries, eLandia South Pacific Holdings, Inc. and eLandia Technologies, Inc. (the “Guarantors”), for the benefit of SIBL. In addition, pursuant to the Fourth Amendment, all security interests and other liens granted to SIBL under securities pledge agreements executed by us and each of the Guarantors were satisfied and discharged and all collateral pledged was released;

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

•	providing for an adjusted Conversion Rate of 3.5 shares of common stock for every eight shares of series B preferred stock in the event that SIBL did not exercise the Option;

•

providing that the shares of Series B Preferred Stock would be automatically converted into shares of our common stock at the then effective Conversion Rate to the extent necessary for SIBL to maintain ownership of 49.9% of the then total amount of issued and outstanding shares of our common stock;

•	removing all voting rights of the Series B Preferred Stock;

•	providing that the shares of Series B Preferred Stock would have no more rights than our common stock, other than a liquidation preference; and

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

•

SIBL agreed to the transfer by February 28, 2009 to us of $2.35 million of indebtedness of our subsidiary, Desca Holding LLC (“Desca”), due to an affiliate of SIBL in exchange for 344,444 shares of Series B Preferred Stock, or, if such transfer does not occur, a further cancellation of 1,801,740 shares of our common stock held under the voting trust agreement. Such transfer and exchange was not made by SIBL but the Voting Trustee has not surrendered the 1,801,740 shares of common stock for cancellation pending relief from the February 16, 2009 court order described below.

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

As part of the arrangements with SIBL, effective February 6, 2009, we amended our Certificate of Incorporation with the filing of an Amended and Restated Certificate of Designations, Rights and Preferences of Series B Preferred Stock (“Amended and Restated Certificate of Designation”). Under the Amended and Restated Certificate of Designation, all voting rights of the Series B Preferred Stock were removed. As a result of the Amended and Restated Certificate of Designation, the Series B Preferred Stock has the following protective provisions:

•	a liquidation preference; and

•	at all times that shares of Series B Preferred Stock remain outstanding, we may not, without prior approval of the holders of the majority of the Series B Preferred Stock outstanding:

•	change the rights, preferences or privileges of the Series B Preferred Stock; or

•	create a new class or series of stock having a preference over or otherwise being superior to the Series B Preferred Stock.

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

In addition, on February 19, 2009, the Antiguan Financial Services Regulatory Commission appointed two joint-receivers for all of the undertaking, property and assets of SIBL and Stanford Trust Corporation, Ltd. (“STCL”) and said appointment was subsequently ratified by the Eastern Caribbean Supreme Court in the High Court of Justice of Antigua and Barbuda on February 26, 2009. The order directs (i) the joint-receivers to take into their custody and control all the property, undertakings and other assets of SIBL and STCL, and (ii) SIBL and STCL to restrain from disposing of or otherwise dealing with any of their assets, entering into any agreements or arrangement to sell, transfer or otherwise dispose of any of their assets, or carrying on of transacting business of any kind whatsoever under the license granted by the Financial Services Regulatory Commission without the consent, management and supervision of the Financial Services Regulatory Commission.

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

On June 2, 2009, we received a letter from the U.S. receiver clarifying that the assets and business operations of eLandia and our subsidiaries are not part of the Stanford Financial Group Receivership Estate. The receiver’s letter did state that the voting trust certificates issued to SIBL, representing SIBL’s interest in the shares of our capital stock deposited in the voting trust, did constitute part of the Stanford Financial Group Receivership Estate.

On June 19, 2009, a federal criminal indictment was issued against Mr. Stanford and several other executives and officers of SIBL, including the former chief investment officer, former chief accounting officer and former global controller. The indictment charges these individuals with fraud, obstruction and other crimes related to SIBL and other Stanford Financial companies.

On July 16, 2009, the receiver requested approval from the court to engage a private equity advisor to assist the receiver to properly manage the investments in the Receivership Estate, assess their value and identify potential buyers, thereby maximizing the value to the Receivership Estate. These investments include the voting trust certificates issued to SIBL representing SIBL’s interest in the shares of our capital stock deposited in the voting trust.

Sale of South Pacific Subsidiary

Through April 17, 2009, we held a 50% interest in Datec PNG. Due to our management influence, we consolidated Datec PNG within our consolidated financial statements under the FIN 46(R) consolidation model. Datec PNG provides technology products, Internet access services and IT services to large corporate organizations. Datec PNG had an overdraft facility account with a maximum borrowing limit of approximately $1.9 million. This overdraft facility account was secured by the assets of Datec PNG. On April 17, 2009 we sold our 50% ownership interest in Datec PNG to Steamships Ltd. As a result of the sale of Datec PNG, we re-measured the value of the net assets to be sold at the lower of the carrying amount or fair value less selling costs. We determined that the sale price of $5,610,000 in cash, less selling costs of $22,427, was the best indicator of the fair value of the assets to be sold. Accordingly, we recorded an impairment charge related to the goodwill and intangible assets of $10,827,252 during the three months ended March 31, 2009 and a gain upon the closing of the sale, including the results of operations for the 17 day period ending April 17, 2009, of $734,909. The write off of the goodwill and the gain resulted in an aggregate loss on the sale of Datec PNG of $10,092,343, which is included in discontinued operations.

Term Loan Agreement

On June 8, 2009, we entered into a Loan Agreement (“Term Loan Agreement”) with ANZ whereby ANZ provided $16,672,000 in the form of a term loan to our subsidiaries, ASHC and Samoa American Samoa Cable, LLC (“SAS”). ASHC and SAS are the borrowers under the facility and eLandia and our subsidiary, American Samoa Hawaii Undeployed Cable, LLC (“ASHUC”) are the guarantors. The loan is principally secured by substantially all of the assets and operations of ASHC, SAS and ASHUC. The loan bears interest at the prime rate plus 2% and is due on June 3, 2016. The Term Loan Agreement requires seven monthly installments of interest only, followed by 77 monthly installments of $187,319, including principal and interest, through the maturity date. The remaining unpaid principal balance is due on the maturity date. In the event that a United States Department of Agriculture (“USDA”) Rural Development ‘Conditional Commitment for Guarantee’ (“USDA Guaranty”) is obtained in favor of ANZ covering the outstanding amount of the loan then, as of the effective date of the USDA Guaranty in favor of ANZ, the interest rate will be decreased to the prime rate plus 1.10%. The proceeds of the loan were used to fund the construction, installation and delivery to customers of a fully operational underwater fiber optic cable linking America Samoa and Samoa to Hawaii and providing improved long distance telecommunication and data services. In connection with the Term Loan Agreement, we executed a guaranty in favor of ANZ (the “Guaranty”). Pursuant to the Guaranty, we have unconditionally guaranteed the repayment and other obligations of ASHC and SAS under the Term Loan Agreement.

We own, indirectly, 66.6% of ASHC and the remaining 33.3% is owned by the American Samoa Government. SAS and ASHUC are wholly-owned subsidiaries of ASHC.

Purchase of Remaining Portion of Desca

On July 17, 2009, but effective as of July 1, 2009, we consummated a purchase and sale transaction under a Securities Purchase Agreement (the “30% Purchase Agreement”) with Jorge Enrique Alvarado Amado (“Alvarado”). Pursuant to the 30% Purchase Agreement, which is effective as of July 1, 2009, we purchased 3,000,000 Common Units (“30% Units”) of Desca for a mutually agreed upon aggregate purchase price of $1.9 million, as described below. As a result of our purchase of the 30% Units under the 30% Purchase Agreement, effective July 1, 2009, Desca became a wholly-owned subsidiary. The adoption of SFAS 160 requires that we adjust the change in fair value of the noncontrolling interest purchase price obligation commencing January 1, 2009. Prior to the adoption of SFAS 160, the change in the fair value of the noncontrolling interest purchase price obligation was recorded in the statement of operations. For the six months ended June 30, 2009, the change in fair value of the noncontrolling interest purchase price obligation of $3,946,810 was recorded through the stockholders’ equity. The noncontrolling interest attributable to Desca for the six months ended June 30, 2009 was $4,760,937 and is included in the statement of operations.

Under the terms of the 30% Purchase Agreement we have: (i) made a payment to Alvarado of $500,000 in cash, (ii) executed and delivered to Alvarado a $500,000 promissory note payable on July 1, 2010, and (iii) issued to Alvarado 2,500,000 shares of our common stock, valued at $0.9 million based on the closing stock price of $0.34 on July 17, 2009, of which (A) one-half of such shares were deposited with an escrow agent to be held and released in accordance with the terms of an escrow agreement, as described below, and (B) one-half of such shares were delivered to Alvarado. The promissory note provides for interest to accrue at 6% per annum and all payments of principal and accrued interest to be paid on the maturity date of July 1, 2010. The 30% Purchase Agreement provides that the purchase price will be reduced to the extent that the value of Desca’s net assets at closing is determined to be less as of June 30, 2010. Alvarado will be responsible to pay us an amount equal to 30% of any deficiency and such amount will be deemed a claim for indemnification under the 30% Purchase Agreement.

In addition to the purchase price described above, we will be required to pay to Alvarado contingent consideration (the “Contingent Consideration”) in the event Desca achieves certain financial performance targets for 2009 identified in the 30% Purchase Agreement. The aggregate amount of the Contingent Consideration will be, at Alvarado’s option (i) up to an additional maximum amount of 5,000,000 restricted shares of our common stock, (ii) payment of up to a maximum amount of $8,000,000 in cash to be evidenced by an additional non-interest bearing promissory note payable on December 31, 2013, or (iii) up to an additional maximum amount of 2,500,000 restricted shares of our common stock and payment of up to an additional maximum amount of $4,000,000 in cash to be evidenced by an additional non-interest bearing promissory note payable on December 31, 2013.

All but 1,250,000 shares of our common stock constituting part of the purchase price, as well as any additional shares of our common stock constituting amounts of Contingent Consideration, will be deposited with an escrow agent to be held and released over a 4-year period in accordance with the terms of an escrow agreement, as described below. All shares of our common stock held in escrow shall be available to satisfy any claim by us for indemnification under the 30% Purchase Agreement. All shares of our common stock constituting part of the purchase price will be held in escrow for a period of two years following the closing; however, if such shares become eligible for resale by Alvarado pursuant to Rule 144 under the Securities Act of 1933, such shares may be sold by Alvarado, but only so long as Alvarado makes arrangements acceptable to us for the immediate deposit of the net cash proceeds into escrow to be held in accordance with the terms thereof. All shares of our common stock constituting part of the Contingent Consideration, if any, will be held in escrow for a period of four years following the closing; however, eight equal semi-annual distributions of Contingent Consideration, commencing on July 1, 2010, will be made to Alvarado until the entire amount of Contingent Consideration has been paid. In addition, all promissory notes issued by us in connection with the 30% Purchase Agreement, are subject to setoff to satisfy any indemnification claims we may have against Alvarado.

At the closing of the 30% Purchase Agreement, Alvarado also entered into a two-year amended and restated employment agreement pursuant to which he will serve as chief executive officer of our Networking Group. Alvarado also executed a non-compete agreement containing customary non-compete, non-solicitation, non-disclosure and non-disparagement covenants. Finally, eLandia and Alvarado executed a termination and release agreement pursuant to which each of the parties agreed to terminate certain prior agreements and to release any claims the parties may have against one another arising prior to the date of the 30% Purchase Agreement.

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

On an ongoing basis, we evaluate our estimates and judgments. Areas in which we exercise significant judgment include, but are not necessarily limited to, the amount of uncollectible accounts receivable, the valuation of value added taxes (“VAT”) receivable, deferred taxes and related valuation allowances, the valuation of noncontrolling interest purchase price obligations, the amount to be paid for the settlement of liabilities of discontinued operations, accrued expenses, valuation of assets acquired and liabilities assumed such as, but not limited to, the amount allocated to contract rights, customer lists, trade names and goodwill along with the estimated useful lives for amortizable intangible assets and property, plant and equipment, warrants granted in connection with various financing transactions, share based payment arrangements, and the percentage of completion with respect to production contacts in circumstances where the use of that accounting method is deemed to be appropriate.

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

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC for a discussion of our critical accounting policies. During the six months ended June 30, 2009, there were no material changes to these policies.

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

Our operations in Latin America were established, and have grown primarily, through acquisition. Excluding discontinued operations, our first acquisition in the Latin America segment was in November 2007 (Desca), followed by additional acquisitions in

July 2008 (Transistemas, S.A., a network and system integrator operating in Argentina) and October 2008 (Center of Technology Transfer Corporation (“CTT”), an education services integrator in information and communications technologies, business skills and best practices in Latin America). During the six months ended June 30, 2009, we made two additional acquisitions that were immaterial both individually and in aggregate. We used the purchase method of accounting in connection with each of these acquisitions and accordingly, our unaudited interim condensed consolidated financial statements include the results of operations from the dates of acquisition onward. Actual results of continuing operations for our Latin American segment are as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2009	2008	2009	2008
Revenue
Product Sales	$32,085,448	$35,070,888	$12,112,194	$14,328,494
Services	18,923,337	13,054,524	10,526,559	5,450,566

Total Revenue	51,008,785	48,125,412	22,638,753	19,779,060
Cost of Revenue
Product Sales	23,382,854	28,268,132	10,810,465	11,695,755
Services	12,240,551	8,026,064	6,962,435	2,781,668

Total Cost of Revenue	35,623,405	36,294,196	17,772,900	14,477,423

Gross Profit	15,385,380	11,831,216	4,865,853	5,301,637
	30.2%	24.6%	21.5%	26.8%

Expenses
Sales, Marketing and Customer Support	12,694,918	10,855,203	6,442,996	6,226,107
General and Administrative	13,889,330	8,664,579	7,121,582	6,304,225
Depreciation and Amortization	1,410,809	753,355	755,656	368,168
Amortization – Intangible Assets	1,740,772	1,004,413	870,385	138,442

Total Expenses	29,735,829	21,277,550	15,190,619	13,036,942

Operating Income (Loss)	(14,350,449)	(9,446,334)	(10,324,766)	(7,735,305)
Interest Expense, Net	(1,819,859)	(963,704)	(774,157)	(371,478)
Change in Value of Minority Interest Purchase Obligation	—	(3,093,750)	—	(3,093,750)
Other Income (Expense)	3,840,317	(988,438)	4,289,014	(527,648)

Net Income (Loss) Attributable to eLandia	$(12,329,991)	$(14,492,226)	$(6,809,909)	$(11,728,181)

To provide a more meaningful discussion regarding the comparison of the results of operations for the three and six months ended June 30, 2009 as compared to the same periods in 2008, we have provided the following supplemental pro forma information. The discussion below includes the results of continuing operations on a pro-forma basis as if the material acquisitions mentioned above had all been completed on January 1, 2008. This information is not necessarily indicative of the financial results had the acquisitions actually occurred on January 1, 2008 or the financial results of our company as they may be in the future.

Comparison of the Three Months Ended June 30, 2009 to the Three Months Ended June 30, 2008

The following table sets forth, for the periods indicated, pro forma unaudited interim condensed consolidated statements of operations information for our continuing operations in Latin America.

	For the Three Months Ended June 30,
	2009	2008	Change $	Change %
Revenue
Product Sales	$12,112,194	$16,968,407	$(4,856,213)	(28.6)%
Services	10,526,559	8,727,600	1,798,959	20.6%

Total Revenue	22,638,753	25,696,007	(3,057,254)	(11.9)%
Cost of Revenue
Product Sales	10,810,465	13,746,842	(2,936,377)	(21.4)%
Services	6,962,435	4,478,456	2,483,979	55.5%

Total Cost of Revenue	17,772,900	18,225,298	(452,398)	(2.5)%

Gross Profit	4,865,853	7,470,709	(2,604,856)	(34.9)%
	21.5%	29.1%		(7.6)%

Expenses
Sales, Marketing and Customer Support	6,442,996	6,252,572	190,424	3.0%
General and Administrative	7,121,582	9,136,214	(2,014,632)	(22.1)%
Depreciation and Amortization	755,656	447,153	308,503	69.0%
Amortization – Intangible Assets	870,385	870,385	—	(0.0)%

Total Expenses	15,190,619	16,706,324	(1,515,705)	(9.1)%

Operating Income (Loss)	(10,324,766)	(9,235,615)	(1,089,151)	11.8%
Interest Expense, Net	(774,157)	(329,782)	(444,375)	134.7%
Other Income (Expense)	4,289,014	(202,436)	4,491,450	(2218.7)%

Net Income (Loss)	$(6,809,909)	$(9,767,833)	$2,957,924	(30.3)%

Product Sales

Revenue from product sales decreased for the three months ended June 30, 2009, as compared to the same period in 2008, primarily due to a slowing economy in several Latin American markets resulting from the global financial crises, combined with significant inflation in countries such as Colombia and Argentina. The slower economy and the rise in inflation have made it more challenging for our customers to maintain their capital spending and, if necessary, obtain credit to fund their purchases. In addition, our association with SIBL has made it more difficult to obtain new customers. Revenue in Colombia in particular was considerably lower in the second quarter of 2009 as compared with the same period in 2008 as several large customers in 2008 made fewer purchases in 2009. Compounding the problem in Colombia, the difficulties that our customers are encountering in terms of obtaining financing resulted in the termination or postponement of several contracts, including one that resulted in a charge to revenue of approximately $1 million during the three months ended June 30, 2009. Also contributing to the lower 2009 revenue is a decline in our Argentinean operations, which we acquired during the third quarter of 2008, as a result of our conversion of the operations from sales and service of Sun Microsystems equipment to Cisco equipment.

After adjusting for the $1 million reduction in revenue in the second quarter of 2009 discussed above, the cost of revenue from product sales declined at a rate that is relatively consistent with the decline in the corresponding revenue.

Services

Revenue from the provision of professional IT services increased for the three months ended June 30, 2009, as compared with the same period in 2008, primarily as a result of several new maintenance agreements entered into during the first and second quarter of 2009. In Venezuela, multiple service contracts were signed, some of which are expected to generate as much as $0.5 million per quarter in revenue. This increase was partially offset in the second quarter of 2009 by a decline in service revenue from our Argentinean operations, which we acquired during the third quarter of 2008, as a result of our conversion of the operations from sales and service of Sun Microsystems equipment to Cisco equipment.

The cost of revenue from the provision of professional IT services increased at a faster rate than the corresponding revenue as a result of the reorganizing and rebuilding of our professional IT support team following cutbacks and cost control programs that were implemented over the last several quarters. In addition, we incurred costs to continue the conversion of the operations in Argentina from sales and service of Sun Microsystems equipment to Cisco equipment.

Expenses

Sales, marketing and customer support costs include costs associated with advertising and promoting our products and services as well as supporting the customer after the sale is complete. Sales, marketing and customer support expenses for the three months ended June 30, 2009 were relatively consistent with the same period in 2008. Spending levels on investments made, beginning in the second quarter of 2008, to expand our sales teams in multiple markets and roll out marketing campaigns supporting our entry into new markets such as Brazil, Peru, El Salvador, Guatemala and Nicaragua have leveled off.

General and administrative expenses include back office expenses such as executive and support staff costs as well as professional fees for accounting, legal and other services associated with our Latin America operations. General and administrative expenses were lower for the three months ended June 30, 2009, than for the same period in 2008, primarily as a result of efficiencies from the optimization of our back-office infrastructure including the combination of support functions, the realization of savings from cost control programs, such as the limitation of travel expenses, and other initiatives implemented over the last several quarters.

Depreciation and amortization expense represents the straight line expense recognition of the costs of our property and equipment over their individual estimated useful lives. The expense increased for the three months ended June 30, 2009, as compared to the same period in 2008, primarily as a result of our investments in the capital infrastructure required to support our business in current markets as well as our expansion into new markets.

Amortization of intangible assets represents the straight line expense recognition of the intangible assets acquired in connection with our purchase of companies in Latin America. Amortization expense in the table above has been presented on a pro forma basis as if the acquisitions had occurred on January 1, 2008: therefore the expense is the same for both periods.

Interest expense is the cost associated with our outstanding debt obligations in Latin America including lines of credit, loans from financial institutions and capital leases. Interest expense, net of interest income, increased for the three months ended June 30, 2009, as compared to 2008, as a result of higher average outstanding debt obligations during 2009.

Other income and expense is comprised of non-operating items. The income for the three months ended June 30, 2009, as compared with the expense in 2008, is predominantly a result of higher income from noncontrolling interest and lower charges for income taxes, partially offset by losses on the change in foreign currency valuation.

Comparison of the Six Months Ended June 30, 2009 to the Six Months Ended June 30, 2008

The following table sets forth, for the periods indicated, pro forma unaudited interim condensed consolidated statements of operations information for our continuing operations in Latin America.

	For the Six Months Ended June 30,
	2009	2008	Change $	Change %
Revenue
Product Sales	$32,085,448	$43,020,518	$(10,935,070)	(25.4)%
Services	18,923,337	18,660,634	262,703	1.4%

Total Revenue	51,008,785	61,681,152	(10,672,367)	(17.3)%
Cost of Revenue
Product Sales	23,382,854	34,666,475	(11,283,621)	(32.5)%
Services	12,240,551	10,961,321	1,279,230	11.7%

Total Cost of Revenue	35,623,405	45,627,796	(10,004,391)	(21.9)%

Gross Profit	15,385,380	16,053,356	(667,976)	(4.2)%
	30.2%	26.0%		4.1%

Expenses
Sales, Marketing and Customer Support	12,694,918	10,896,033	1,798,885	16.5%
General and Administrative	13,889,330	13,886,470	2,860	0.0%
Depreciation and Amortization	1,410,809	920,983	489,826	53.2%
Amortization – Intangible Assets	1,740,772	1,740,772	—	(0.0)%

Total Expenses	29,735,829	27,444,258	2,291,571	8.3%

Operating Income (Loss)	(14,350,449)	(11,390,902)	(2,959,547)	26.0%
Interest Expense, Net	(1,819,859)	(986,073)	(833,786)	84.6%
Other Income (Expense)	3,840,317	(597,196)	4,437,513	(743.1)%

Net Income (Loss)	$(12,329,991)	$(12,974,171)	$644,180	(5.0)%

Product Sales

Revenue from product sales decreased for the six months ended June 30, 2009, as compared to the same period in 2008, primarily due to a slowing economy in several Latin American markets resulting from the global financial crises, combined with significant inflation in countries such as Colombia and Argentina. The slower economy and the rise in inflation have made it more challenging for our customers to maintain their capital spending and, if necessary, obtain credit to fund their purchases. In addition, our association with SIBL has made it more difficult to obtain new customers. Revenue in Colombia in particular was considerably lower in the second quarter of 2009 as compared with the same period in 2008 as several large customers in 2008 made fewer purchases in 2009. Compounding the problem in Colombia, the difficulties that our customers are encountering in terms of obtaining financing resulted in the termination or postponement of several contracts, including one that resulted in a charge to revenue of approximately $1 million. Also contributing to the lower 2009 revenue is a decline in our Argentinean operations, which we acquired during the third quarter of 2008, as a result of our conversion of the operations from sales and service of Sun Microsystems equipment to Cisco equipment.

During the first half of 2009, the cost of revenue for product sales decreased at a rate faster than the decline in revenue mainly due to higher margins achieved in Argentina after the conversion to Cisco equipment referred to above, as our consolidated purchasing power helps to secure volume pricing through Cisco’s rebate program. In addition, a significant sale in Venezuela, with higher than normal profitability, was delivered during the three months ended March 31, 2009. The resulting effective increase in gross margin was partially offset by the $1 million reduction in revenue in Colombia during the second quarter of 2009, as discussed above.

Services

Revenue from the provision of professional IT services was relatively consistent for the six months ended June 30, 2009, as compared with the same period in 2008. Increases resulting from several new maintenance agreements entered into during the first and second quarter of 2009, such as multiple service contracts in Venezuela, some of which are expected to generate as much as $0.5 million per quarter in revenue offset declines experienced in the first quarter of 2009 as compared to the first quarter of 2008.

The cost of revenue from the provision of professional IT services increased at a faster rate than the corresponding revenue as a result of the reorganizing and rebuilding of our professional IT support team following cutbacks and cost control programs that were implemented over the last several quarters. In addition, we incurred costs to continue the conversion of the operations in Argentina from sales and service of Sun Microsystems equipment to Cisco equipment.

Expenses

Sales, marketing and customer support costs include costs associated with advertising and promoting our products and services as well as supporting the customer after the sale is complete. Sales, marketing and customer support expenses were higher for the six months ended June 30, 2009 than for the same period in 2008 primarily as a result of significant investments made, beginning in the second quarter of 2008, to expand our sales teams in multiple markets and roll out several marketing campaigns supporting our entry into new markets such as Brazil, Peru, El Salvador, Guatemala and Nicaragua.

General and administrative expenses include back office expenses such as executive and support staff costs as well as professional fees for accounting, legal and other services associated with our Latin America operations. General and administrative expenses for the six months ended June 30, 2009 were consistent with the same period in 2008. Higher costs during the first quarter of 2009, including certain non-recurring costs such as market research, legal fees and other professional fees required to establish a local presence and obtain licenses and permits in connection with our entrance into new markets such as Brazil, Peru, El Salvador, Guatemala and Nicaragua, were offset by efficiencies from the optimization of our back-office infrastructure, such as the combination of support functions, and the realization of savings from cost control programs, such as the limitation of travel expenses, implemented over the last several quarters.

Depreciation and amortization expense represents the straight line expense recognition of the costs of our property and equipment over their individual estimated useful lives. The expense increased for the six months ended June 30, 2009, as compared to the same period in 2008, primarily as a result of our investments in the capital infrastructure required to support our business in current markets as well as our expansion into new markets.

Amortization of intangible assets represents the straight line expense recognition of the intangible assets acquired in connection with our purchase of companies in Latin America. As the amortization expense in the table above has been presented on a pro forma basis as if the acquisitions had occurred on January 1, 2008, the expense is the same for both periods.

Interest expense is the cost associated with our outstanding debt obligations in Latin America including lines of credit, loans from financial institutions and capital leases. Interest expense, net of interest income increased for the six months ended June 30, 2009, as compared to 2008, as a result of higher average outstanding debt obligations during 2009.

Other income and expense is comprised of non-operating items. The income for the six months ended June 30, 2009, as compared with the expense in 2008, is predominantly a result of higher income from noncontrolling interest and lower charges for income taxes, partially offset by losses on the change in foreign currency valuation.

Results of Operations – South Pacific

We offer a broad range of IT network and systems integration services along with telecommunications services in the South Pacific, with the majority of our presence located in American Samoa and Fiji. The products and services we offer in each of these markets vary depending on the infrastructure, existing telecommunication and data communications systems and the needs of the local economy. Our services revenue includes support provided to our clients by our hardware engineers, software analysts, architects, developers and staff for new or existing software, hardware, systems, or applications as well as ISP and data network infrastructure and telecommunications services. Sales of related products include computer hardware, communications hardware and commercial off-the-shelf software sold through retail locations or by our direct sales force. In addition, we have invested in an underwater fiber optic cable service terminating in American Samoa which began generating revenue during May 2009 and we recently acquired the assets of Pacific Island Cable, a cable TV provider on American Samoa.

During the third quarter of 2008, we began restructuring our South Pacific operations by consolidating our presence in American Samoa, Fiji and Papua New Guinea. Further, in April 2009, we sold our operations in Papua New Guinea and, as a result, have classified the results of operations for our Papua New Guinea operations as discontinued operations for all periods presented in our unaudited interim condensed consolidated financial statements. Following the restructuring, American Samoa now serves as our regional headquarters while Fiji supports neighboring Pacific island nations by managing key customer agreements on a regional basis. The reorganization of our South Pacific operations is expected to save us approximately $1 million in operating costs on an annual basis.

Comparison of the Three Months Ended June 30, 2009 to the Three Months Ended June 30, 2008

The following table sets forth, for the periods indicated, unaudited interim condensed consolidated statements of operations information for our continuing operations in the South Pacific.

	For the Three Months Ended June 30,
	2009	2008	Change $	Change %
Revenue
Product Sales	$865,014	1,695,211	(830,197)	(49.0)%
Services	3,629,977	3,702,648	(72,671)	(2.0)%

Total Revenue	4,494,991	5,397,859	(902,868)	(16.7)%
Cost of Revenue
Product Sales	773,391	1,370,393	(597,002)	(43.6)%
Services	1,348,964	1,148,162	200,802	17.5%

Total Cost of Revenue	2,122,355	2,518,555	(396,200)	(15.7)%

Gross Profit	2,372,636	2,879,304	(506,668)	(17.6)%
	52.8%	53.3%		(0.6)%

Expenses
Sales, Marketing and Customer Support	837,083	902,543	(65,460)	(7.3)%
General and Administrative	528,160	1,366,102	(837,942)	(61.3)%
Impairment of Goodwill	—	630,802	(630,802)	(100.0)%
Depreciation and Amortization	543,023	359,061	183,962	51.2%
Amortization – Intangible Assets	570,311	186,348	383,963	206.0%

Total Expenses	2,478,577	3,444,856	(966,279)	(28.0)%

Operating Income (Loss)	(105,941)	(565,552)	459,611	(81.3)%
Interest Expense, Net	(176,385)	(135,898)	(40,487)	29.8%
Other Income (Expense)	73,878	(27,060)	100,938	(373.0)%

Net Income (Loss)	$(208,448)	$(728,510)	$520,062	(71.4)%

Product Sales

Revenue from product sales decreased for the three months ended June 30, 2009, as compared to the same period in 2008, primarily as a result of extremely aggressive pricing programs pursued by some of our competitors on sales of servers, PCs and peripherals and slower sales of telecommunications products such as handsets and accessories. Additionally, in April 2009, the Reserve Bank of Fiji announced that Fiji’s currency had been devalued by 20% effective immediately and the President of Fiji annulled the country’s constitution, terminated all the judges in the country and declared himself the head of state. As a result of these actions, there has been concern over the future business environment in Fiji which has resulted in slower sales of expensive technology equipment. In connection with the restructuring and sales of operations in certain markets mentioned above, we have intentionally decreased our sales volume of low margin PC and peripheral products and have continued to focus our future business on the provision of professional IT and other services such as communication services via our undersea cable operations and the delivery of cable television services through our acquisition of Pacific Island Cable on American Samoa.

The cost of revenue from product sales decreased at a slower rate than the corresponding revenue due to changes in the sales mix in 2009 as compared with 2008, which reflects our shift away from lower margin servers, PCs and peripherals.

Services

Revenue from the provision of professional services for the three months ended June 30, 2009 decreased as compared with the same period in 2008. Decreases resulting from the Pacific island markets that were closed or sold during 2008, lower revenue in Fiji due to the devaluation and political changes mentioned above, as well as declines in telecommunications services stemming from aggressive pricing programs were partially offset by growth in our continuing markets and our new service offerings. During the second quarter of 2009, we began generating revenue via the provision of communication services through our undersea cable operations and had our first full quarter of revenue from our cable television operations.

The cost of revenue from the provision of professional services for the three months ended June 30, 2009 increased over the same period in 2008 mainly as a result of short-term cost overlaps required to transition the provision of certain of our communication services from satellite based networks to the new undersea fiber optic cable. In addition, our new cable television service offerings carry a lower overall margin than some of our other services.

Expenses

Sales, marketing and customer support expenses were lower for the three months ended June 30, 2009 than for the same period in 2008. This reduction resulted primarily from the benefits of the regional reorganization, such as operating in fewer markets and scaled back advertising and marketing in certain other markets. In addition, we have evaluated staffing levels along our various geographic locations and lines of business and have made adjustments, where possible, to reduce our costs.

General and administrative expenses were lower for the three months ended June 30, 2009 than for the same period in 2008. This reduction resulted primarily from the benefits of the regional reorganization, including lower back office support costs such as personnel, travel, rent, and insurance as well as lower professional fees.

During the three months ended June 30, 2008, we made the decision to restructure the operations in certain specific South Pacific Island nations (other than Fiji, Papua New Guinea and America Samoa). As a result of this decision, we undertook a review of the carrying amount of our goodwill as of June 30, 2008 and determined that the value of our goodwill related to certain specific South Pacific Island nations had been impaired. Accordingly, during the three months ended June 30, 2008 we recorded an impairment charge of $630,802.

Expenses related to the depreciation of property, plant and equipment for the three months ended June 30, 2009 were higher than for the same period in 2008 mainly due to the installation of new network equipment to support the undersea cable operations.

Expenses related to the amortization of intangible assets for the three months ended June 30, 2009 increased from the same period in 2008 primarily due to the write off of contract rights associated with the activation of the undersea cable operations, partially offset by the ending of the estimated useful life, and hence the amortization period, of certain intangible assets acquired in connection with acquisitions made during the three months ended March 31, 2006.

Interest expense, net of interest income, for the three months ended June 30, 2009 increased as compared to the same period in 2008 as a result of higher average outstanding debt balances in 2009 as compared with 2008. Although certain debt was paid down over the last several quarters, new debt associated with the undersea cable operations, including the $16.7 million Term Loan Agreement described above under “Recent Developments” resulted in higher interest expense for the three months ended June 30, 2009, as compared with the same period in 2008.

Other expense, net of other income was lower for the three months ended June 30, 2009 than for the same period in 2008 mainly as a result of gains from changes in foreign currency rates experienced in 2009.

Comparison of the Six Months Ended June 30, 2009 to the Six Months Ended June 30, 2008

The following table sets forth, for the periods indicated, unaudited interim condensed consolidated statements of operations information for our continuing operations in the South Pacific.

	For the Six Months Ended June 30,
	2009	2008	Change $	Change %
Revenue
Product Sales	$1,912,636	3,095,626	(1,182,990)	(38.2)%
Services	6,899,919	7,464,275	(564,356)	(7.6)%

Total Revenue	8,812,555	10,559,901	(1,747,346)	(16.5)%
Cost of Revenue
Product Sales	1,673,752	2,520,490	(846,738)	(33.6)%
Services	2,545,866	2,175,869	369,997	17.0%

Total Cost of Revenue	4,219,618	4,696,359	(476,741)	(10.2)%

Gross Profit	4,592,937	5,863,542	(1,270,605)	(21.7)%
	52.1%	55.5%		(3.4)%

Expenses
Sales, Marketing and Customer Support	1,184,897	1,800,744	(615,847)	(34.2)%
General and Administrative	1,651,327	2,580,333	(929,006)	(36.0)%
Impairment of Goodwill	1,025,717	630,802	394,915	62.6%
Depreciation and Amortization	864,256	721,412	142,844	19.8%
Amortization – Intangible Assets	702,833	372,695	330,138	88.6%

Total Expenses	5,429,030	6,105,986	(676,956)	(11.1)%

Operating Income (Loss)	(836,093)	(242,444)	(593,649)	244.9%
Interest Expense, Net	(231,833)	(286,993)	55,160	(19.2)%
Other Income (Expense)	(74,094)	(98,061)	23,967	(24.4)%

Net Income (Loss)	$(1,142,020)	$(627,498)	$(514,522)	82.0%

Product Sales

Revenue from product sales decreased for the six months ended June 30, 2009, as compared to the same period in 2008, primarily as a result of extremely aggressive pricing programs pursued by some of our competitors on sales of servers, PCs and peripherals, slower sales of telecommunications products such as handsets and accessories and a large corporate communication system sale in Fiji that occurred during the first quarter of 2008 was not repeated in 2009. Additionally, in April 2009, the Reserve Bank of Fiji announced that Fiji’s currency had been devalued by 20% effective immediately and the President of Fiji annulled the country’s constitution, terminated all the judges in the country and declared himself the head of state. As a result of these actions, there has been concern over the future business environment in Fiji which has resulted in slower sales of expensive technology equipment. In connection with the restructuring and sales of operations in certain markets mentioned above, we have intentionally decreased our sales volume of low margin PC and peripheral products and have continued to seek out ways to focus our future business on the provision of professional IT and other services such as communication services via our undersea cable operations and the delivery of cable television services through our acquisition of Pacific Island Cable on American Samoa.

The cost of revenue from product sales decreased at a slower rate than the corresponding revenue due to changes in the sales mix in 2009 as compared with 2008, which reflects our shift away from lower margin servers, PCs and peripherals.

Services

Overall, revenue from the provision of professional services for the three months ended June 30, 2009 decreased as compared with the same period in 2008. Decreases resulting from the Pacific island markets that were closed or sold during 2008, lower revenue in Fiji due to the devaluation and political changes mentioned above, as well as declines in telecommunications services stemming from aggressive pricing programs were partially offset by growth in our continuing markets and our new service offerings. During the second quarter of 2009, we began generating revenue via the provision of communication services through our undersea cable operations and had our first full quarter of revenue from our cable television operations.

The cost of revenue from the provision of professional services for the three months ended June 30, 2009 increased over the same period in 2008 mainly as a result of short-term cost overlaps required to transition the provision of certain of our communication services from satellite based networks to the new undersea fiber optic cable. In addition, our new cable television service offerings carry a lower overall margin than some of our other services.

Expenses

Sales, marketing and customer support expenses were lower for the six months ended June 30, 2009 than for the same period in 2008. This reduction resulted primarily from the benefits of the regional reorganization, such as operating in fewer markets and scaled back advertising and marketing in certain other markets. In addition, we have evaluated staffing levels along our various geographic locations and lines of business and have made adjustments, where possible, to reduce our costs.

General and administrative expenses were lower for the six months ended June 30, 2009 than for the same period in 2008. This reduction resulted primarily from the benefits of the regional reorganization, including lower back office support costs such as personnel, travel, rent, and insurance as well as lower professional fees.

The 2009 impairment of goodwill represents non-cash charges incurred during the first quarter of 2009. As mentioned above, in April 2009, the Reserve Bank of Fiji announced that Fiji’s currency had been devalued by 20% effective immediately. Also, in April 2009, the President of Fiji annulled the country’s constitution, terminated all the judges in the country and declared himself the head of state. As a result of these actions, the Ah Koy litigation discussed in the “Legal Proceedings” section below and Fiji’s current economic instability and uncertain business climate, we undertook a review of the carrying value of our goodwill related to our operations in Fiji during the first quarter of 2009. Based on this review, we determined that the value of our goodwill related to our operations in Fiji had been impaired and, accordingly, during the first quarter of 2009 we recorded an impairment charge of $1,025,717. During the six months ended June 30, 2008, we made the decision to restructure the operations in certain specific South Pacific Island nations (other than Fiji, Papua New Guinea and America Samoa). As a result of this decision, we undertook a review of the carrying amount of our goodwill as of June 30, 2008 and determined that the value of our goodwill related to certain specific South Pacific Island nations had been impaired. Accordingly, during the six months ended June 30, 2008 we recorded an impairment charge of $630,802.

Expenses related to the depreciation of property, plant and equipment for the six months ended June 30, 2009 were higher than for the same period in 2008 mainly due to the installation of new network equipment to support the undersea cable operations.

Expenses related to the amortization of intangible assets for the six months ended June 30, 2009 increased from the same period in 2008 primarily due to the write off of contract rights associated with the activation of the undersea cable operations, partially offset by the ending of the estimated useful life, and hence the amortization period, of certain intangible assets acquired in connection with acquisitions made during the three months ended March 31, 2006.

Interest expense, net of interest income, for the six months ended June 30, 2009 decreased as compared to the same period in 2008 as a result of lower average outstanding debt balances over the six months in 2009 as compared with 2008. Although certain debt was paid down over the last several quarters, this savings was partially offset by new debt associated with the undersea cable operations that was obtained in the late first quarter of 2009 and into the second quarter of 2009, including the $16.7 million Term Loan Agreement described above under “Recent Developments”.

Other expense, net of other income was lower for the six months ended June 30, 2009 than for the same period in 2008 mainly as a result of gains from changes in foreign currency rates experienced in 2009, partially offset by higher charges associated with the noncontrolling interest and the termination of the amortization period for the sale leaseback gain in Fiji in the first quarter of 2008.

Results of Operations – Corporate and Discontinued Operations

Comparison of the Three and Six Months Ended June 30, 2009 to the Three and Six Months Ended June 30, 2008

Our corporate headquarters primarily performs administrative services, and as such, does not generate revenue. The discontinued operations pertain predominantly to our investments in Latin Node and our Papua New Guinea Operations, as discussed below.

The following tables set forth, for the periods indicated, unaudited interim condensed consolidated statements of operations information for our corporate office and our discontinued operations.

	For the Three Months Ended June 30,
	2009	2008	Change $	Change %
Expenses
General and Administrative	$4,177,795	$5,106,675	$(928,880)	(18.2)%
Depreciation and Amortization	11,836	4,729	7,107	150.3%

Total Expenses	4,189,631	5,111,404	(921,773)	(18.0)%

Operating Income (Loss)	(4,189,631)	(5,111,404)	921,773	(18.0)%
Interest Expense, Net	(40,796)	(637,183)	596,387	(93.6)%
Other Income (Expense)	118,005	(226,667)	344,672	(152.1)%
Income (Loss) from Discontinued Operations	734,760	(3,716,180)	4,450,940	(119.8)%

Net Income (Loss)	$(3,377,662)	$(9,691,434)	$6,313,772	(65.1)%

	For the Six Months Ended June 30,
	2009	2008	Change $	Change %
Expenses
General and Administrative	$8,905,171	$7,808,492	$1,096,679	14.0%
Depreciation and Amortization	26,030	7,431	18,599	250.3%

Total Expenses	8,931,201	7,815,923	1,115,278	14.3%

Operating Income (Loss)	(8,931,201)	(7,815,923)	(1,115,278)	14.3%
Interest Expense, Net	(6,064)	(2,012,587)	2,006,523	(99.7)%
Other Income (Expense)	239,473	8,761	230,712	2633.5%
Income (Loss) from Discontinued Operations	(9,505,137)	(12,217,756)	2,712,619	(22.2)%

Net Income (Loss)	$(18,202,929)	$(22,037,505)	$3,834,576	(17.4)%

General and administrative expenses are predominantly corporate overhead expenses including executive costs and fees for professional services. The decrease for the three months ended June 30, 2009 as compared to the same period from 2008 was primarily a result of several non-recurring items that were incurred during the second quarter of 2008 including significant professional fees for legal and accounting services incurred in connection with the Latin Node FCPA investigation and a signing bonus paid to Pete Pizarro when he was promoted to Chief Executive Officer, partially offset by higher compensation costs pertaining to the new and expanded management team that was assembled during the second and third quarter of 2008. The increase for the six months ended June 30, 2009 as compared to the same period from 2008 was predominantly a result of higher compensation costs pertaining to the new and expanded management team that was assembled during the second and third quarter of 2008 and higher professional fees for marketing services such as the redesign of our corporate and subsidiary websites.

The capital investments made at our corporate office to accommodate the growth in headcount resulted in higher depreciation costs in both the three and six months ended June 30, 2009 as compared with the same periods in 2008.

Interest expense, net is a factor of our average outstanding debt and/or excess cash position during the period. At January 1, 2009, we had $12.0 million outstanding under a bridge loan agreement with SIBL which incurred interest at 6%. This obligation was converted to shares of our Series B Preferred Stock on February 6, 2009. The expense incurred on this obligation was offset by interest earned on short term investments of excess cash on hand with financial institutions ranging from overnight agreements to nine month certificates of deposit. During the three and six month periods ended June 30, 2008, we had a $30.3 million convertible long-term debt obligation outstanding with SIBL, which incurred interest at 10%. In addition, the associated deferred financing costs and note discount were being amortized into interest expense over the term of the note. This obligation was converted to Series A Preferred Stock and, ultimately common stock on June 30, 2008.

Other Income is generally comprised of one-time, non-operating income and expense items. The increase for both the three and six months ended June 30, 2009 as compared with the same periods in 2008 is predominantly a result of a decrease in the value of our liability regarding certain warrants to purchase our common stock, resulting in income for the current period.

The income (loss) from discontinued operations pertains primarily to our investment in Latin Node and the sale of our operations in Papua New Guinea. Latin Node was classified as a discontinued operation on January 28, 2008 and, on June 12, 2008 filed for an assignment for benefit of creditors in the 11th Judicial Circuit in and for Miami-Dade County, Florida, whereby all of the assets of Latin Node were transferred to an assignee. We continued to reflect the assets, liabilities and results of operations of Latin Node under the consolidation method of accounting because we were deemed to be the principal secured creditor under the assignment for benefit of creditors and, as such, were entitled to receive all of the proceeds from any asset sales after the payment of the costs of administration. On November 18, 2008, we reached a settlement agreement regarding Latin Node’s final assets. In accordance with SFAS 94, “Consolidation of All Majority-owned Subsidiaries” and APB 18, once our control over Latin Node was effectively lost on November 18, 2008, we deconsolidated Latin Node and began using the equity method of accounting for the investment. The results during the three and six months ended June 30, 2008 reflect the losses sustained during the final months of Latin Node’s operations as well as expenses incurred in connection with legal and other costs pertaining to the FCPA investigation and subsequent discontinuance of Latin Node. During the first quarter of 2009, we received and subsequently cancelled, 375,000 shares of our common stock as a result of a litigation settlement stemming from the purchase of Latin Node, resulting in a gain of approximately $0.5 million. In April 2009, we sold our operations in Papua New Guinea and, as a result, have classified the results of operations for our Papua New Guinea operations as discontinued operations for all periods presented in our unaudited interim condensed consolidated financial statements

Liquidity and Capital Resources

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

As a result of the SIBL receiverships, and the uncertainty caused by them, we have lost access to one of our primary sources of financing which will negatively impact our ability to obtain additional capital which we may need to fund our expansion plans and service our debt obligations. Also, due to the recent circumstances surrounding SIBL, our association with SIBL has become a significant detriment to our operations and prospects. Several banks in Latin America have restricted our access to revolving credit lines or have prevented additional draws on open credit lines requiring us to use cash reserves to remain current with our vendors. Our lines of credit with certain vendors have also been tightened with additional deposit or security requirements being added. The uncertainty caused by the possible impact of our association with SIBL has also inhibited our ability to obtain third party financing and has caused us to expend significant amounts of working capital that were not budgeted or anticipated. These factors could materially and adversely affect our financial condition or results of operations.

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

Overall Cash Inflows and Outflows

We incurred a $24.1 million loss from continuing operations and used $7.2 million of cash in continuing operations for the six months ended June 30, 2009. As of June 30, 2009, we have a $133.2 million accumulated deficit and working capital of $8.5 million.

Operating Activities. We used $7.2 million to fund operations during the six months ended June 30, 2009. For the six months ended June 30, 2009, our loss from continuing operations, net of income tax expense amounted to $26.6 million, which included net non-cash expense of $7.9 million. Changes in operating assets and liabilities generated $11.5 million in cash.

Investing Activities. We used $8.1 million to fund investing activities during the six months ended June 30, 2009. We received approximately $8.2 million from the redemption of certificates of deposit and paid approximately $3.6 million for the acquisitions of entities and approximately $13.5 million for investments in capital assets.

Financing Activities. We received approximately $9.6 million in cash from financing activities during the six months ended June 30, 2009. During the six months ended June 30, 2009, we received $31.7 million in proceeds from long-term debt, $6.0 million of proceeds from subscriptions receivable from the noncontrolling interest of one of our subsidiaries and $5.6 million from the sale of one of our subsidiaries. We paid an aggregate of $33.2 million in cash from lines of credit and principal payments on our long-term debt and capital leases during the six months ended June 30, 2009.

On June 8, 2009, we entered into a Term Loan Agreement in the amount of $16,672,000 with ANZ, whereby the proceeds of the term loan were used to fund the construction, installation and delivery to customers of a fully operational underwater fiber optic cable linking America Samoa and Samoa to Hawaii and providing improved long distance telecommunication and data services.

The successful management of our working capital needs is a key driver of our growth and cash flow generation of our operations in Latin America. One measurement we use to monitor working capital is days sales outstanding (“DSO”), which measures the number of days we take to collect revenue after a sale is made. As of June 30, 2009, our consolidated annualized DSO was 86 days, compared with 110 days at December 31, 2008. Our DSO as of December 31, 2008 is on a pro forma basis to give effect to our 2008 acquisitions, as if these transactions occurred on January 1, 2008, and the classification of Datec PNG as discontinued operations. The fluctuation in our DSO is mainly the result of lower seasonal accounts receivable balances. Our customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors specific to our target customer base. As such, sales in the first three quarters and, consequently, accounts receivable are generally lower than during the fourth quarter.

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

The recent global economic crisis has caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit, equity and fixed income markets. In addition, our association with SIBL, and the related ongoing uncertainties have made our efforts to raise additional capital more difficult. These conditions not only limit our access to capital, but also make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and could cause U.S. and foreign businesses to slow spending on our products and services, which would delay and lengthen sales cycles. Furthermore, during challenging economic times our customers may face issues including:

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

Our capital expenditures, together with ongoing operating expenses and obligations to service our debts, will likely decrease our available cash balances during the next fiscal year. We believe that our current level of working capital will be sufficient to sustain our current operations and service our debt obligations through at least July 1, 2010. However, there can be no assurance that the plans and actions proposed by management will be successful or that unforeseen circumstances will not require us to seek additional funding sources in the future or effectuate plans to conserve liquidity in the event additional sources of funds are needed or may not be available on acceptable terms, if at all. The current macro-economic conditions create risk and our ability to measure and react to these issues, as well as any issues that may arise as a result of the SIBL matter, will ultimately factor into our future success and ability to meet our business objectives and fulfill our business plan. In addition, if we are not able to sell our assets or our sources of revenue do not generate sufficient capital to fund operations, we will need to identify other sources of capital and/or we may be required to modify our business plan. Our inability to obtain needed debt and/or equity financing when needed or to generate sufficient cash from operations may require us to scale back our business plan and limit our planned growth and expansion activities, abandon projects and/or curtail capital expenditures. The current challenging economic conditions and the unusual events that have affected global financial markets may impair our ability to identify and secure other sources of capital. At this time, we cannot provide any assurance that other sources of capital will be available.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4T.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation we have concluded that our disclosure controls and procedures are not effective in ensuring that all material information required to be filed with the SEC is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC because of material weaknesses in our internal control over financial reporting as discussed below and in our Annual Report on Form 10-K for the year ended December 31, 2008.

In light of the material weaknesses described in our Annual Report on Form 10-K for the year ended December 31, 2008, our management continues to perform additional analyses and other post-closing procedures to ensure that our unaudited interim condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, our management believes that the unaudited interim condensed consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2008, we are implementing enhancements and changes to our internal control over financial reporting to provide reasonable assurance that errors and control deficiencies will not occur. We recognize the importance of having staff with competencies required for the accurate interpretation of GAAP; for having effective internal controls over financial reporting; and for establishing the appropriate policies and procedures to assure timely, accurate, and reliable information. Consequently, to eliminate material weaknesses identified with respect to staffing and training, our management has continued efforts to increase the depth and upgrade the skill sets of our accounting group through continuing education and ongoing training while maintaining staffing with appropriate skills and experience in the application of GAAP commensurate with our financial reporting requirements. Chief among these efforts is the development of a Controllership Guide and coordinated on-line education program.

We recognize the importance of maintaining controls over our general computer environment at our Corporate Headquarters and their use as an effective tool for managing and controlling processes that affect the financial reporting process. To this end we are implementing more robust processes to manage server hardware and developing companywide data retention policies.

We recognize the need for establishing entity level controls as defined by the COSO framework. We recognize the importance of having a Code of Business Conduct and FCPA training program; consistent finance and accounting policies and procedures; account reconciliation guidelines; whistle blower hotline; risk assessment process; and delegation of authority document. To this end, we are requiring 100% compliance by each of our operations worldwide, with respect to the Code of Business Conduct and FCPA training; development and circulation of an accounting and finance policies and procedures guide; development and compliance of an account reconciliation policy; establishment of a whistle blower hotline; formalization of the risk assessment process; development of a delegation of authority document and other process enhancements.

Additionally, we are enforcing spreadsheet control policies, especially those affecting spreadsheets that are critical to the preparation of financial statements and related disclosures in accordance with GAAP and SEC regulations.

No other changes to internal controls over financial reporting have come to management’s attention during the six months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The internal investigation preliminarily revealed that certain payments from Latin Node prior to our acquisition of Latin Node may have been made in violation of the FCPA. We voluntarily and proactively reported these potential violations to the SEC, the United States Department of Justice, and the Federal Bureau of Investigation and cooperated fully with these agencies regarding this matter. Following settlement discussions with the Department of Justice, Latin Node agreed to enter into a plea agreement to resolve the matter by the payment of a monetary penalty of $2 million for the actions that occurred prior to Latin Node’s acquisition by us. On March 23, 2009, the Department of Justice filed charges in the United States District Court for the Southern District of Florida against Latin Node for actions taken by Latin Node prior to the time that we made our investment in Latin Node. On April 3, 2009, the matter was resolved and the court approved the plea agreement reached with the Department of Justice. In accordance with the terms of the settlement agreement, we agreed to pay $500,000 promptly following the settlement date, and the remaining $1,500,000 in three equal installments of $500,000 each by January 31, 2010, January 31, 2011 and January 31, 2012, respectively.

On January 22, 2008, Latin Node was named as a defendant in a third party complaint filed in the 11th Judicial Circuit of the State of Florida in and for Miami-Dade County, Florida, bearing case number 08-922-CA-01 (06) by Juan Pablo Vasquez, Olivia de la Salas and Gloria Vasquez, former employees of Latin Node, Inc. The Plaintiffs were terminated with “cause” by Latin Node and have brought an action for breach of contract. The Plaintiffs seek damages (including but not limited to severance pay and compensation for accrued but unused vacation pay), together with attorneys’ fees. On June 26, 2009, the court entered a notice of lack of prosecution in this case and directed the parties to appear on September 18, 2009 for a hearing on the court’s motion of dismissal for lack of prosecution in the case. Latin Node has filed an assignment for the benefit of creditors, as noted below, that is expected to discharge any liability associated with such legal proceedings.

On June 12, 2008, Latin Node filed for an assignment for benefit of creditors in the 11th Judicial Circuit in and for Miami-Dade County, Florida (case no. 08-33495 CA11). As part of this proceeding, all of the assets of Latin Node were transferred to Michael Phelan, assignee. On July 17, 2008, all of these assets were sold to the highest bidder, Business Telecommunications Services, Inc. (“BTS”). Since we were the principal creditor of Latin Node, we had the right to receive all of the proceeds from such sale after the payment of the costs of administration. The immediate proceeds from the sale of these assets were used to pay these administrative costs. A final court order approving the disposition of the proceeds from the sale of all other assets was scheduled for May 21, 2009. However, on May 20, 2009, Empresa Hondurena de Telecomunicaciones filed a Motion for Continuance or in the alternative Motion to Stay the Assignee’s Motion to Approve Final Report and Fees to Assignee, Assignee’s Counsel and Assignor’s Counsel, Disburse Remaining Funds to Priority and Unsecured Creditors, Discharge Assignee and Close Case. A hearing has been scheduled for August 28, 2009 on said motions.

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

On February 24, 2009, Kelton Investments Ltd. (“Kelton”) and Datec Group Ltd. (“Datec”), as plaintiffs, filed in the High Court of Fiji at Suva (the “Fiji Court”) an Ex Parte Notice of Motion for Interim Injunction (the “Motion”). The Motion named as defendants Generic Technology Limited (“Generic”), Datec Pacific Holdings Ltd., eLandia, the Receiver for Stanford, and the Registrar of Companies. The Motion sought an interim injunction preventing certain defendants from, among other things, appointing new directors or removing existing directors from the board of directors of Generic and other entities and also preventing certain defendants from disposing of shares in Generic or its subsidiaries. On February 27, 2009, the Fiji Court entered an order granting this relief on an ex parte basis.

On March 31, 2009, Kelton and Datec filed a Statement of Claim in the Fiji Action. In essence, the Statement of Claim alleges that the Amended and Restated Arrangement Agreement dated August 8, 2005 (“Arrangement Agreement”) pursuant to which eLandia acquired the subsidiaries of Datec was induced by untrue representations related to the capital to be devoted to those subsidiaries and alleged investigations of Stanford. It asserts claims for fraudulent misrepresentation, proper construction and enforceability of certain Stock Purchase Agreements in which claims against eLandia were released, breach of Stock Purchase Agreements, breach of the Arrangement Agreement, and equitable estoppel. As relief, it seeks, among other things, rescission of the Arrangement Agreement and Stock Purchase Agreements, a declaration as to the scope of the Stock Purchase Agreements, injunctive relief, and damages. We are currently requesting details and particulars of the claims made ahead of the next appearance in the Fiji Court.

A hearing to review the order granting the interim injunction was scheduled for April 20, 2009. That hearing was cancelled due to the closure of the Fiji courts by the military led Fiji government. The hearing has been rescheduled a number of times and is set to be held on August 24, 2009.

On March 9, 2009, we filed an action in the United States District Court for the Southern District of Florida, Miami Division (the “Court”), against Sir James Ah Koy, Michael Ah Koy, Kelton, and Datec. On March 17, 2009 we filed an Amended Complaint in that suit. In essence, we have alleged that Sir James Ah Koy and his son, Michael Ah Koy, Kelton, and Datec have improperly acted to frustrate the sale of our interests in the South Pacific. Among other things, we assert that the defendants have improperly employed claims and complaints about the Arrangement Agreement that they have released to favor their own interests at our expense. We assert claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, conspiracy to breach fiduciary duty, declaratory judgment under various agreements, breach of the implied covenant of good faith and fair dealing, breach of contract, and tortious interference with business relations. We seek a declaratory judgment, an injunction, compensatory damages (which we view as including all damage defendants have caused, including loss of sales proceeds and other costs), punitive damages, attorneys’ fees, and costs.

On April 15, 2009, we filed a motion seeking a preliminary injunction to preclude defendants from prosecuting the Fiji Action or causing that action to be prosecuted. On April 17, 2009, the defendants filed a motion to dismiss for lack of personal jurisdiction and a memorandum in opposition to our motion for a preliminary injunction on grounds of personal jurisdiction with the court and we, in turn, filed, among others, our opposition to said motion on May 4, 2009. A hearing was held on July 7, 2009, on the personal jurisdiction issue and preliminary injunction. Orders on the pending motions have not yet been entered by the court.

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

Pursuant to a written consent dated April 6, 2009, the stockholders holding 13,138,377 shares of our common stock, constituting a majority of our outstanding shares of voting stock, approved the removal of Sir James Ah Koy as a director of the Company. These approvals were obtained pursuant to Section 228 of the Delaware General Corporation Law.

Pursuant to a written consent dated April 30, 2009, the stockholders holding 13,138,377 shares of our common stock, constituting a majority of our outstanding shares of voting stock, approved the following actions: (i) the election of Pete R. Pizarro, Charles J. Fernandez and M. Lewis Temares to serve as directors until the next annual meeting of stockholders and the due election and qualification of their respective successors; (ii) an amendment to our 2008 Executive Incentive Plan (the “2008 Plan”) to (a) permit the repricing of stock options; and (b) increase by 1,756,000 shares the number of shares of our common stock available for issuance under the 2008 Plan; and (iii) an amendment to our 2007 Stock Option and Incentive Plan (the “2007 Plan”) to permit the repricing of stock options under the 2007 Plan. These approvals were obtained pursuant to Section 228 of the Delaware General Corporation Law.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Document	Method of Filing
10.1	Loan Agreement dated June 8, 2009, by and between American Samoa Hawaii Cable, LLC, and Samoa American Samoa Cable, LLC, and ANZ Finance American Samoa, Inc., an American Samoa corporation, and ANZ Amerika Samoa Bank as agent for Lenders.	Filed herewith.

10.2	Continuing Guaranty dated June 8, 2009, by Elandia International Inc. for the benefit of ANZ Amerika Samoa Bank, as agent for ANZ Amerika Samoa Bank and ANZ Finance American Samoa, Inc.	Filed herewith.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELANDIA INTERNATIONAL INC.

Date: August 14, 2009	By:	/s/ Pete R. Pizarro
Pete R. Pizarro
Chief Executive Officer

Date: August 14, 2009	By:	/s/ Harley L. Rollins, III
Harley L. Rollins, III
Chief Financial Officer

Exhibit Index

Exhibit No.	Description of Document	Method of Filing
10.1	Loan Agreement dated June 8, 2009, by and between American Samoa Hawaii Cable, LLC, and Samoa American Samoa Cable, LLC, and ANZ Finance American Samoa, Inc., an American Samoa corporation, and ANZ Amerika Samoa Bank as agent for Lenders.	Filed herewith.

10.2	Continuing Guaranty dated June 8, 2009, by Elandia International Inc. for the benefit of ANZ Amerika Samoa Bank, as agent for ANZ Amerika Samoa Bank and ANZ Finance American Samoa, Inc.	Filed herewith.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.