Form 10-Q
period 2009-09-30
ELANDIA INTERNATIONAL INC.
filed 2009-11-16
CIK 1352819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 13, 2009, the registrant had 27,630,220 shares of common stock, $0.00001 par value per share, outstanding.

ELANDIA INTERNATIONAL INC AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

eLandia International Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$12,238,705	$37,368,768
Short-Term Investments	—	8,157,104
Restricted Cash	4,424,527	6,277,374
Accounts Receivable, Net	47,371,763	69,806,170
Inventories, Net	17,127,412	13,863,542
Prepaid Expenses and Other Current Assets	7,506,792	7,169,541
Deposits with Suppliers and Subcontractors	6,319,881	2,321,540
VAT Receivable, Net	6,264,534	—
Assets Held for Sale	—	7,421,078

Total Current Assets	101,253,614	152,385,117
Property, Plant and Equipment, Net	36,172,639	21,450,156
Deferred Tax Asset	12,100	12,100
Telecommunications Licenses and Agreements	858,743	858,743
Customer Lists, Net	1,885,310	1,371,532
Contract Rights, Net	1,557,460	2,680,845
Trade Names, Net	6,183,572	8,151,122
Goodwill	18,740,326	19,145,772
Deferred Financing Costs, Net	289,633	18,372
Assets Held for Sale - Long-Term	—	16,890,030
VAT Receivable, Net	—	4,350,738
Other Assets	5,297,450	5,739,885

TOTAL ASSETS	$172,250,847	$233,054,412

The accompanying notes are an integral part of these condensed consolidated financial statements.

eLandia International Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Continued)

	September 30, 2009	December 31, 2008
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$38,590,963	$52,267,986
Accrued Expenses	12,426,737	12,549,213
Lines of Credit	14,801,219	27,359,321
Notes Payable	14,279,285	14,501,645
Long-Term Debt - Current Portion	5,685,978	6,700,044
Capital Lease Obligations - Current Portion	855,097	562,318
Income Taxes Payable	402,498	465,390
Deferred Tax Liability - Current Portion	79,335	79,335
Customer Deposits	3,739,935	5,510,050
Deferred Revenue	1,988,179	3,289,152
Liabilities of Discontinued Operations	693,259	6,039,739
Other Current Liabilities	1,403,223	889,138

Total Current Liabilities	94,945,708	130,213,331

Long-Term Liabilities
Long-Term Debt, Net of Current Portion	22,744,354	1,071,157
Long-Term Debt - Related Party, Net of Current Portion	506,247	12,000,000
Capital Lease Obligations, Net of Current Portion	1,747,880	1,375,425
Liabilities of Discontinued Operations	1,000,000	1,564,349
Other Long-Term Liabilities	2,245,367	636,834

Total Long-Term Liabilities	28,243,848	16,647,765

Total Liabilities	123,189,556	146,861,096

Commitments and Contingencies

Noncontrolling Interest Purchase Price Obligation	—	8,798,838
Common Stock, Subject to Possible Redemption, 433,333 shares at Redemption Value	—	2,599,998

	—	11,398,836

Stockholders’ Equity eLandia International Inc. Stockholders’ Equity
Preferred Stock, $0.00001 Par Value; 35,000,000 Shares Authorized; 4,118,263 and 2,340,485 Shares Issued and Outstanding at September 30, 2009 and December 31, 2008, Respectively

Series A Convertible Preferred Stock, $0.00001 Par Value; 6,500,000 Shares Authorized; -0- Shares Issued and Outstanding at September 30, 2009 and December 31, 2008	—	—

Series B Convertible Preferred Stock, $0.00001 Par Value; 14,074,074 Shares Authorized; 4,118,263 and 2,340,485 Shares Issued and Outstanding at September 30, 2009 and December 31, 2008, Respectively. Liquidation preference of $27,798,275 and $15,798,273 at September 30, 2009 and December 31, 2008, Respectively	16,679,962	15,785,517

Common Stock, $0.00001 par value; 200,000,000 Shares Authorized; 27,630,220 and 41,301,932 Shares Issued and 27,630,220 and 40,739,432 Shares Outstanding at September 30, 2009 and December 31, 2008, Respectively (Less 433,333 Shares Subject to Possible Redemption at December 31, 2008)	275	402
Additional Paid-In Capital	171,031,835	151,963,772
Accumulated Deficit	(149,739,826)	(101,562,481)
Accumulated Other Comprehensive Income	2,269,192	3,460,633

Total eLandia International Inc. Stockholders’ Equity	40,241,438	69,647,843
Noncontrolling Interests	8,819,853	5,146,637

Total Stockholders’ Equity	49,061,291	74,794,480

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$172,250,847	$233,054,412

The accompanying notes are an integral part of these condensed consolidated financial statements.

eLandia International Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
REVENUE
Product Sales	$22,948,094	$31,653,693	$56,946,178	$69,820,207
Services	17,542,021	13,390,688	43,365,277	33,909,487

Total Revenue	40,490,115	45,044,381	100,311,455	103,729,694

COSTS AND EXPENSES
Cost of Revenue – Product Sales	18,990,864	26,137,091	44,047,470	56,925,713
Cost of Revenue – Services	9,917,657	7,364,010	24,704,074	17,565,943
Sales, Marketing and Customer Support	7,172,679	6,609,263	21,052,494	19,265,210
General and Administrative	9,635,061	7,601,070	32,652,288	27,094,269
Impairment of Goodwill	—	—	1,025,717	630,802
Depreciation and Amortization	1,685,326	501,098	3,986,421	1,983,296
Amortization – Intangible Assets	1,008,661	1,056,733	3,452,266	2,433,841

Total Operating Expenses	48,410,248	49,269,265	130,920,730	125,899,074

LOSS FROM CONTINUING OPERATIONS	(7,920,133)	(4,224,884)	(30,609,275)	(22,169,380)
OTHER (EXPENSE) INCOME
Interest Expense and Other Financing Costs	(1,288,975)	(1,301,447)	(3,776,507)	(5,001,929)
Interest Income	19,014	334,118	448,790	771,316
Other Income (Expense)	(783,028)	770,135	(583,913)	524,976
Gain on Sale Leaseback - Related Party	—	—	—	19,830
Loss on Swap	(2,456,236)	(742,180)	(3,884,837)	(302,385)
Change in Value of Noncontrolling Interest Purchase Price Obligation	814,127	93,750	814,127	(3,000,000)
Foreign Exchange Loss	(539,675)	(207,046)	(1,157,356)	(381,392)

Total Other Expense	(4,234,773)	(1,052,670)	(8,139,696)	(7,369,584)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX (EXPENSE) BENEFIT	(12,154,906)	(5,277,554)	(38,748,971)	(29,538,964)
Income Tax (Expense) Benefit	(6,594)	8,097	(7,970)	(119,101)

LOSS FROM CONTINUING OPERATIONS, NET OF INCOME TAX (EXPENSE) BENEFIT	(12,161,500)	(5,269,457)	(38,756,941)	(29,658,065)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX (EXPENSE)
BENEFIT	(2,034)	144,444	(9,507,171)	(12,073,312)

NET LOSS	$(12,163,534)	$(5,125,013)	$(48,264,112)	$(41,731,377)
Less: Loss (Income) Attributable to Noncontrolling Interests	422,066	15,676	86,767	(535,189)

NET LOSS ATTRIBUTABLE TO ELANDIA INTERNATIONAL INC.	$(11,741,468)	$(5,109,337)	$(48,177,345)	$(42,266,566)

AMOUNTS ATTRIBUTABLE TO ELANDIA INTERNATIONAL INC.
Loss from Continuing Operations	$(11,739,434)	$(5,253,781)	$(38,670,174)	$(30,193,254)
Income (Loss) from Discontinued Operations	(2,034)	144,444	(9,507,171)	(12,073,312)

NET LOSS ATTRIBUTABLE TO ELANDIA INTERNATIONAL INC.	$(11,741,468)	$(5,109,337)	$(48,177,345)	$(42,266,566)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO ELANDIA INTERNATIONAL INC.,
BASIC AND DILUTED
Continuing Operations	$(0.44)	$(0.13)	$(1.40)	$(1.14)
Discontinued Operations	—	—	(0.34)	(0.45)

Net Loss per Common Share	$(0.44)	$(0.13)	$(1.74)	$(1.59)

Weighted Average Number of Common Shares Outstanding, Basic and Diluted	26,873,562	39,475,961	27,567,644	26,544,979

OTHER COMPREHENSIVE LOSS, NET OF TAX
Net Loss	$(12,163,534)	$(5,125,013)	$(48,264,112)	$(41,731,377)
Foreign Currency Translation Adjustment	364,616	1,378,206	(1,191,441)	4,524,284

Comprehensive Loss	(11,798,918)	(3,746,807)	(49,455,553)	(37,207,093)
Comprehensive Loss (Income) Attributable to Noncontrolling Interest	320,872	167,448	86,767	(196,779)

COMPREHENSIVE LOSS ATTRIBUTABLE TO ELANDIA INTERNATIONAL INC.	$(11,478,046)	$(3,579,359)	$(49,368,786)	$(37,403,872)

The accompanying notes are an integral part of these condensed consolidated financial statements.

eLandia International Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

For The Nine Months Ended September 30, 2009

(Unaudited)

	Peferred Stock - Series A $0.00001 Par Value		Peferred Stock - Series B $0.00001 Par Value		Common Stock $0.00001 Par Value		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Equity
BALANCES — December 31, 2008	—	$—	2,340,485	$15,785,517	40,306,099	$402	$151,963,772	$(101,562,481)	$3,460,633	$5,146,637	$74,794,480
Shares Received and Cancelled from Litigation Settlement	—	—	—	—	(375,000)	(4)	(449,996)	—	—	—	(450,000)
Conversion of Promissory Note - Related Party to Series B Preferred Stock	—	—	1,777,778	894,445	(16,148,612)	(162)	11,078,506	—	—	—	11,972,789
Issuance of Restricted Common Stock to Executive	—	—	—	—	562,500	6	(6)	—	—	—	—
Issuance of Common Stock	—	—	—	—	1,900	—	3,134	—	—	—	3,134
Purchase of Subsidiary Shares by Noncontrolling Interest	—	—	—	—	—	—	—	—	—	6,000,000	6,000,000
Sale of Subsidiary Shares to Noncontrolling Interest	—	—	—	—	—	—	—	—	—	(2,240,017)	(2,240,017)
Effect of Change in Warrant Liability Classification	—	—	—	—	—	—	(269,629)	—	—	—	(269,629)
Settlement of Noncontrolling Interest Purchase Price Obligation	—	—	—	—	—	—	6,134,711	—	—	—	6,134,711
Issuance of Common Stock in Connection with Purchase of Remaining 30% Interest in Desca	—	—	—	—	2,500,000	25	849,975	—	—	—	850,000
Issuance of Common Stock in Settlement of CTT Purchase Price	—	—	—	—	350,000	4	104,996	—	—	—	105,000
Issunace of Common Stock in Settlement of Put/Call Agreement and Issuance of Promissory Note	—	—	—	—	433,333	4	146,246	—	—	—	146,250
Foreign Currency Translation Adjustment	—	—	—	—	—	—	—	—	(1,191,441)	—	(1,191,441)
Share-Based Compensation	—	—	—	—	—	—	1,470,126	—	—	—	1,470,126
Net Loss	—	—	—	—	—	—	—	(48,177,345)	—	(86,767)	(48,264,112)

BALANCES — September 30, 2009	—	$—	4,118,263	$16,679,962	27,630,220	$275	$171,031,835	$(149,739,826)	$2,269,192	$8,819,853	$49,061,291

The accompanying notes are an integral part of these condensed consolidated financial statements.

eLandia International Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss from Continuing Operations	$(38,756,941)	$(29,658,065)

Adjustments to Reconcile Net Loss from Continuing Operations to Net Cash and Cash Equivalents Used in Operating Activities:
Provision for Doubtful Accounts	(117,816)	934,386
Provision for Non-Collectible VAT Receivable	520,302	1,371,857
Impairment of Goodwill	1,025,717	630,802
Share-Based Compensation	1,470,126	1,396,952
Depreciation and Amortization	3,986,421	1,983,296
Amortization — Intangible Assets	3,452,266	2,433,841
Amortization of Deferred Financing Costs and Discount on Long-Term Debt	40,092	687,096
Issuance of Common Stock for Marketing Services	3,134	—
Change in Value of Warrant	(269,629)	—
Gain on Sale Leaseback — Related Party	—	(19,830)
Change in Value of Noncontrolling Interest Purchase Price Obligation	(814,127)	3,000,000
Foreign Currency Loss	1,157,356	381,392
Accrued Interest on Long-Term Debt — Related Party	6,247	—
Accrued Interest on Convertible Promissory Note — Related Party	—	1,515,000
Changes in Operating Assets and Liabilities:
Accounts Receivable	23,848,328	(17,793,107)
Inventories	(2,848,163)	(12,992,332)
Prepaid Expenses and Other Current Assets	174,403	(4,013,876)
Deposits with Suppliers and Subcontractors	(3,933,213)	1,515,636
VAT Receivable	(2,434,098)	(2,332,654)
Other Assets	479,117	(2,625,202)
Accounts Payable	(14,239,691)	20,604,479
Accrued Expenses	(361,267)	(3,324,135)
Income Taxes Payable	(62,892)	(108,931)
Customer Deposits	(1,899,399)	1,821,471
Deferred Revenue	(1,300,973)	(606,306)
Other Liabilities	2,072,202	689,310

TOTAL ADJUSTMENTS	9,954,443	(4,850,855)

CASH AND CASH EQUIVALENTS USED IN OPERATING ACTIVITIES	(28,802,498)	(34,508,920)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Acquired in Business Acquisitions	—	553,168
Cash Paid for Acquisitions	(3,564,534)	(3,836,705)
Proceeds from the Sale of Subsidiary	5,587,573	—
Settlement of CTT Purchase Price	600,000	—
Purchases of Property and Equipment	(15,577,320)	(2,462,739)
Redemption of Certificates of Deposits	8,157,104	(11,160,523)
Restricted Cash	1,852,847	(5,103,109)

CASH AND CASH EQUIVALENTS USED IN INVESTING ACTIVITIES	(2,944,330)	(22,009,908)

The accompanying notes are an integral part of these condensed consolidated financial statements.

eLandia International Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Continued)

	For the Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Lines of Credit, Net	(14,164,390)	20,187,543
(Payments) Proceeds from Notes Payable, Net	(222,360)	—
Proceeds (Payments) from Long-Term Debt	18,458,143	(1,467,086)
Principal Payments on Capital Leases	(668,363)	(487,383)
Proceeds from Sale of Series B Preferred Stock, Net of Issuance Costs	—	58,237,320
Financing Costs Paid — Series B Preferred Stock	—	(24,496)
Transaction Costs Paid — Conversion of Promissory Note	(226,829)	—
Proceeds from Exercise of Warrants	—	4,898
Proceeds from Noncontrolling Interest Subscription Receivable	6,000,000	2,500,000
Payment to Noncontrolling Interest for Settlement of Purchase Price Obligation	(500,000)	—
Dividends Paid to Noncontrolling Interest	—	(531,808)
Payment for Settlement of Put/Call Agreement	(259,998)	—
Financing Costs Paid — Long-Term Debt	(304,115)	—

CASH AND CASH EQUIVALENTS PROVIDED BY FINANCING ACTIVITIES	8,112,088	78,418,988

CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating Cash Flows	1,745,212	(1,342,735)
Investing Cash Flows	—	(1,873,055)
Financing Cash Flows	(1,129,692)	(6,310,578)

NET CASH AND CASH EQUIVALENTS PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	615,520	(9,526,368)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2,110,843)	2,397,776

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(25,130,063)	14,771,569
CASH AND CASH EQUIVALENTS—Beginning	37,368,768	19,890,996

CASH AND CASH EQUIVALENTS—Ending	$12,238,705	$34,662,565

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid During the Periods For:
Interest	$2,400,971	$3,003,205
Taxes	$1,855,535	$1,037,080

NON-CASH INVESTING AND FINANCING ACTIVITES:
Conversion of Promissory Notes - Related Party to Series B Convertible Preferred Stock	$12,000,000	$—
Accrued Interest Contributed to Capital Upon Conversion of Promissory Note - Related Party	$199,618	$—
Cancellation of Common Stock Upon Conversion of Promissory Note - Related Party	$162	$—
Sale of Subsidiary Shares to Noncontrolling Interest	$2,240,017	$—
Acquisition of Equipment with Issuance of Capital Leases	$1,333,597	$—
Issuance of Common Stock in Connection with Settlement of CTT Purchase Price	$105,000	$—
Issuance of Promissory Note in Connection with Settlement of Put/Call Agreement	$2,340,000	$—
Value of Common Stock Issued in Connection with Promissory Note	$146,250	$—
Issuance of Promissory Note - Related Party in Connection with Settlement of Noncontrolling Interest Purchase Price Obligation	$500,000	$—
Settlement of Noncontrolling Interest Purchase Price Obligation	$6,134,711	$—
Issuance of Common Stock in Connection with Purchase of 30% Interest in Desca	$850,000	$—
Issuance of Common Stock	$6	$1
Conversion of Convertible Promissory Notes - Related Party to Series A Convertible Preferred Stock	$—	$30,300,000
Forgiveness of Accrued Interest on Convertible Promissory Notes	$—	$4,109,775
Deferred Financing Fees and Debt Discounts Converted to Capital	$—	$4,726,451
Conversion of Series A Convertible Preferred Stock to Common Stock	$—	$30,300,000
Conversion of Series B Convertible Preferred Stock to Common Stock	$—	$71,768,572
Redeemable Common Stock Issued for Acquisition of Transistemas	$—	$2,599,998

The accompanying notes are an integral part of these condensed consolidated financial statements.

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2009

(Unaudited)

NOTE 1 – Organization and Business

eLandia International Inc. (“eLandia,” “Company,” “we,” “us,” and/or “our”), through its subsidiaries, sells information and communications technology (“ICT”) products and provides professional IT services including technology integration, managed services and education services, and offers telecommunications products and services in emerging markets, including Latin America and the South Pacific. The products and services we offer in each of these markets vary depending on the infrastructure, existing telecommunication and data communications systems and the needs of the local economy.

NOTE 2 – Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements as of September 30, 2009, and for the three and nine months then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited consolidated financial statements. The unaudited interim condensed consolidated balance sheet as of September 30, 2009, unaudited interim condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008, the unaudited interim condensed consolidated statement of stockholders’ equity for the nine months ended September 30, 2009, and the unaudited interim condensed consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and nine months ended September 30, 2009 are not necessarily indicative of results to be expected for the year ending December 31, 2009 or for any future interim period. The condensed consolidated balance sheet at December 31, 2008 has been derived from audited consolidated financial statements; however, these notes to the condensed consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC.

NOTE 3 – Liquidity, Financial Condition and Management’s Plans

We incurred a $30.6 million loss from continuing operations and used $28.8 million of cash in continuing operations for the nine months ended September 30, 2009. As of September 30, 2009, we have a $149.7 million accumulated deficit and working capital of $6.3 million.

Our net loss includes an aggregate of $10.5 million of non-cash charges, principally consisting of $7.5 million of depreciation and amortization, $1.5 million of share-based compensation, $1.2 million in foreign currency losses and $1.0 million of goodwill impairment charges. Offsetting these charges was $0.8 million in income from the change in the fair value of the Desca noncontrolling interest purchase price obligation.

Prior to 2009, our principal source of liquidity has been the issuances of equity and debt securities, including preferred stock and convertible promissory notes, to Stanford International Bank Ltd. (“SIBL”) (and its related entities), our former principal stockholder. However, as discussed in Note 12, due to the collective impact of the uncertainties surrounding SIBL they are no longer a source of funding. Other sources of funds include cash from external financing arrangements, including a term loan in the amount of $16.7 million and a revolving line of credit facility of up to $5 million from ANZ Finance American Samoa, Inc., various lines of credit with multiple local banks in South and Central America and trade payables financing provided by our principal supplier.

On June 8, 2009, we entered into a Loan Agreement (“Term Loan Agreement”) in the amount of $16,672,000 with ANZ Finance American Samoa, Inc. and ANZ Amerika Samoa Bank (jointly, “ANZ”). The term loan bears interest at a rate of 2% above the prime rate and is due on June 3, 2016. The proceeds of the term loan were used to fund the construction, installation and delivery to customers of a fully operational underwater fiber optic cable linking America Samoa and Samoa to Hawaii and providing improved long distance telecommunication and data services (see Note 11).

On April 17, 2009, we sold our 50% ownership in Datec PNG, Ltd. (“Datec PNG”) for an aggregate sales price of $5,610,000 in cash, less selling costs of $22,427 (see Note 8).

On February 6, 2009, SIBL converted $12.0 million of outstanding debt under a bridge loan agreement into our Series B Preferred Stock (see Note 11).

On July 17, 2009, we entered into a Securities Purchase Agreement, effective as of July 1, 2009, (the “30% Purchase Agreement”) with Jorge Enrique Alvarado Amado (“Alvarado”). Pursuant to the 30% Purchase Agreement, we purchased 3,000,000 Common Units (“30% Units”) of Desca Holding, LLC (“Desca”) for an aggregate purchase price of $1.9 million, consisting of (i) $500,000 in cash, (ii) a $500,000 promissory note payable on July 1, 2010, and (iii) 2,500,000 shares of our common stock, valued at $0.9 million. As a result of our purchase of the 30% Units under the 30% Purchase Agreement, effective July 1, 2009, Desca became a wholly-owned subsidiary (see Note 6).

On July 1, 2009, the former owners of Transistemas S.A. (“Sellers”) exercised their option under the Put/Call Agreement entered into concurrently with the closing of our investment in Transistemas S.A. (“Transistemas”) effective July 1, 2008. As a consequence of the current worldwide economic crisis, we determined that it would not be in our best interests to comply with the terms and conditions of the Put/Call Agreement and, therefore, the Sellers claimed that we had breached our obligations under the Put/Call Agreement to purchase the 433,333 Put shares and we owed the Sellers $2.6 million. On August 27, 2009, we entered into a Settlement Agreement with the Sellers in full and final settlement of the Put/Call Agreement. Pursuant to the terms of the Settlement Agreement, we agreed to pay the Sellers $2.6 million as follows: (i) $260,000 in cash payable on the date of the Settlement Agreement, and (ii) $2,340,000 payable in the form of a non-interest bearing promissory note due on July 15, 2011. In addition, as an inducement to settle the Put obligation and execute the promissory note, we agreed to issue to the Sellers 433,333 shares of our common stock, valued at $156,000 (see Note 7).

On October 16, 2008, eLandia and the former owners of Center of Technology Transfer Corporation (“CTT Sellers”) entered into a Stock Purchase Agreement (the “Purchase Agreement”) and Escrow Agreement. Pursuant to the Purchase Agreement and Escrow Agreement, $600,000 of the purchase price was deposited with an escrow agent to satisfy our indemnification rights pursuant to the Purchase Agreement. On September 30, 2009, we agreed to settle certain claims relating to the Net Asset Value of Center of Technology Transfer Corporation (“CTT”) (as defined in the Purchase Agreement). Pursuant to the terms of the settlement, the CTT Sellers agreed to release the $600,000 escrow amount to us in exchange for the issuance of 350,000 shares of our common stock to the CTT Sellers, valued at $105,000 (see Note 9).

Management believes that our current level of working capital at September 30, 2009 will be sufficient to sustain operations through at least October 1, 2010. However, there can be no assurance that the plans and actions proposed by management will be successful or that unforeseen circumstances will not require us to seek additional funding sources in the future or effectuate plans to conserve liquidity. In addition, there can be no assurance that in the event additional sources of funds are needed they will be available on acceptable terms, if at all.

NOTE 4 – Significant Accounting Policies

Principles of Consolidation

The unaudited interim condensed consolidated financial statements include the accounts of eLandia and all of its wholly-owned and majority owned subsidiaries. We have classified as discontinued operations for all periods presented (i) Latin Node Inc., the investment in which is recorded under the equity method of accounting because of a loss in control, and which has filed an assignment for the benefit of creditors, and (ii) the accounts of Datec PNG, which was sold on April 17, 2009. All significant intercompany balances and transactions have been eliminated in consolidation.

The unaudited interim condensed consolidated financial statements are presented in United States Dollars. The financial statements of our foreign operations are stated in foreign currencies, referred to as the functional currency except for Desca, where the functional currency is the U.S. Dollar. Functional currency assets and liabilities are translated into the reporting currency, U.S. Dollars, using period end rates of exchange and the related translation adjustments are recorded as a separate component of accumulated other comprehensive income. Functional statements of operations amounts expressed in functional currencies are translated using average exchange rates for the respective periods. Remeasurement adjustments and gains or losses resulting from foreign currency transactions are recorded as foreign exchange gains or losses in the unaudited interim condensed consolidated statement of operations.

In determining whether we are required to consolidate investee businesses, we consider both the voting and variable interest models of consolidation. Accordingly, we consolidate investee entities when we own less than 50% of the voting interests but, based on the risks and rewards of our participation have determined that we are the primary beneficiary, primary obligor or both of the variable interest entity.

FASB Accounting Standards Codification

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” which establishes the FASB Accounting Standards Codification (the “ASC”) as the source of authoritative principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. References to authoritative accounting literature contained in our financial statements will be made in accordance with the ASC commencing with this quarterly report for the period ending September 30, 2009.

Reclassification

We have reclassified certain prior year amounts to conform to the current period’s presentation. We reclassified the minority interest purchase price obligation liability to noncontrolling interest purchase price obligation as temporary equity. These reclassifications have no effect on the financial position at December 31, 2008, the cash flows for the nine months ended September 30, 2008 or the results of operations for the three and nine months ended September 30, 2008.

Subsequent Events

We evaluated subsequent events through November 16, 2009, which represents the date the condensed consolidated financial statements were issued.

Use of Estimates

The preparation of the unaudited interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited interim condensed consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount of uncollectible accounts receivable, the valuation of value added tax (“VAT”) receivable, deferred taxes and related valuation allowances, the valuation of noncontrolling interest purchase price obligations, the amount to be paid for the settlement of liabilities of discontinued operations, accrued expenses, the amount allocated to contract rights, customer lists, trade names and goodwill in connection with acquisitions, along with the estimated useful lives for amortizable intangible assets and property, plant and equipment, warrants granted in connection with various financing transactions, share-based payment arrangements, and the percentage of completion with respect to production contacts in circumstances where the use of that accounting method is deemed to be appropriate.

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

Telecommunications Services

Revenue generated from the provision of telecommunications services is recognized as the minutes we sell are used by our customers. Revenues generated from providing access to and usage of our undersea cable and cable television services consist of fixed monthly or quarterly recurring charges. We recognize revenue for services charged at fixed amounts ratably over the service period. Revenues generated for the installation of equipment is recognized in the period when the equipment is installed and ready for the customer’s use. We record payments received from customers in advance of usage as deferred revenue or customer deposits at the time payment is received.

Education Services

Revenue from education services is generated through the provision of talent development and technical certification courses. Revenue generated from education services is generally recognized as the courses are completed and the certified testing services are rendered.

Production Type Contracts

From time to time, we enter into contracts that are accounted for using the percentage of completion method. Revenue recognized on contracts in process is based upon estimated contract revenue and related total cost of the project at completion. The extent of progress toward completion is generally measured based on the ratio of actual cost incurred to total estimated cost at completion. Labor hours incurred is used as the measure of progress towards completion. Revisions to cost estimates as contracts progress have the effect of increasing or decreasing profits each period. Provisions for anticipated losses are made in the period in which they become determinable.

We did not have any significant production contracts in effect during the nine months ended September 30, 2009 and 2008.

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

Vendor rebates for which we have a contractual right of offset are recorded net of accounts payable in the accompanying unaudited interim condensed consolidated balance sheets. We accrued approximately $853,000 and $1,493,000 of rebates due from a single vendor that are being accounted for as a reduction of accounts payable at September 30, 2009 and December 31, 2008, respectively.

Inventory

Inventory consists predominantly of finished goods inventory, inclusive of technology equipment, products and accessories. Inventory is carried at the lower of cost or net realizable value. Cost is based on a weighted average or first-in-first-out method. All expenditures incurred in acquiring inventory, including transportation and custom duties, are included in inventory. Reserves for obsolete inventory are provided based on historical experience of a variety of factors including sales volume, product life, and levels of inventory at the end of the period. Our reserve for obsolete inventory at September 30, 2009 and December 31, 2008 amounted to approximately $374,000 and $313,000, respectively.

Long Lived Assets

We periodically review the carrying values of our long lived assets, when events or changes in circumstances would indicate that it is more likely than not that their carrying values may exceed their realizable values, and record impairment charges when considered necessary.

When circumstances indicate that impairment may have occurred, we test such assets for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of such assets and their eventual disposition to their carrying amounts. In estimating these future cash flows, assets and liabilities are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other such groups. If the undiscounted future cash flows are less than the carrying amount of the asset, an impairment loss, measured as the excess of the carrying value of the asset over its estimated fair value, is recognized.

Goodwill

We are required to test goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition or sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. We allocate goodwill to reporting units based on the reporting unit expected to benefit from the combination. We evaluate our reporting units on an annual basis and, if necessary, reassign goodwill using a relative fair value allocation approach.

As more fully discussed in Note 9, we undertook a review of the carrying amount of our goodwill and determined that the value of our goodwill related to our operations in Fiji had been impaired. Accordingly, we recorded an impairment charge of $1,025,717 in the accompanying unaudited interim condensed consolidated statement of operations during the nine months ended September 30, 2009.

We will continue to evaluate goodwill and intangible assets for impairment, at least annually. Other than as set forth above, during the nine months ended September 30, 2009, we did not identify any indication of goodwill or intangible asset impairment in our other reporting units.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss per common share attributable to eLandia by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted net loss per common share attributable to eLandia for the nine months ended September 30, 2009 and 2008 includes 28,125 and 1,027,825 unexercised warrants, respectively, each with an exercise price of $.001 per share.

The computation of basic loss per share for the three and nine months ended September 30, 2009 and 2008 excludes the following potentially dilutive securities because their inclusion would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Convertible Preferred Stock	4,118,263	2,340,485	4,118,263	2,340,485
Common Stock Purchase Warrants	1,409,259	1,409,259	1,409,259	1,409,259
Non-Vested Restricted Stock	—	625,000	—	625,000
Stock Options	7,823,500	5,901,000	7,823,500	5,901,000

	13,351,022	10,275,744	13,351,022	10,275,744

Fair Values

We have determined the estimated fair value amounts presented in these unaudited interim condensed consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the unaudited interim condensed consolidated financial statements are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. We have based these fair value estimates on pertinent information available as of September 30, 2009 and December 31, 2008. As of September 30, 2009 and December 31, 2008, the carrying value of all financial instruments approximates fair value.

Recently Adopted Accounting Pronouncements

In April 2009, the FASB issued authoritative guidance that principally requires the disclosure of the date through which subsequent events have been evaluated for disclosure and recognition. The adoption of this guidance did not have a significant impact on our condensed consolidated financial statements.

In April 2009, the FASB issued authoritative guidance requiring that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably determined. If the fair value of such assets or liabilities cannot be reasonably determined, then they would generally be recognized in accordance with certain other pre-existing accounting standards. This guidance also amends the subsequent accounting for assets and liabilities arising from contingencies in a business combination and certain other disclosure requirements. The adoption of this guidance did not have a significant impact on our condensed consolidated financial statements.

In December 2007, the FASB issued authoritative guidance to affirm that the acquisition method of accounting (previously referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The guidance defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. The guidance also requires an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Additionally, the guidance requires acquisition-related costs to be expensed in the period in which the costs are incurred and the services are received instead of including such costs as part of the acquisition price. The adoption of this guidance did not have a significant impact on our condensed consolidated financial statements, as the acquisitions made during the nine months ended September 30, 2009 were not material.

In February 2008, the FASB issued authoritative guidance as it relates to non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in the consolidated financial statements on at least an annual basis. The guidance defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of this guidance, as it relates to non-financial assets and non-financial liabilities had no impact on our condensed consolidated financial statements. The provisions of this guidance will be applied at such time a fair value measurement of a non-financial asset or non-financial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of this guidance (Note 5).

In December 2007, the FASB issued authoritative guidance which established accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The guidance requires, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. The presentation and disclosure requirements of the guidance were applied retrospectively. Effective January 1, 2009, upon the adoption of this guidance, we now record the change in fair value of the noncontrolling interest purchase price obligation through stockholders’ equity. Prior to the adoption of this guidance, the change in fair value of the noncontrolling interest purchase price obligation was recorded in the statement of operations.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”). As of September 30, 2009, SFAS 166 has not been incorporated within the FASB ASC. SFAS 166 eliminates the concept of a QSPE (Qualified Special Purpose Entity) and eliminates the exception from applying FIN 46(R). Additionally, SFAS 166 clarifies that the objective of paragraph 9 of SFAS 140 is to determine whether a transferor has surrendered control over transferred financial assets. That determination must consider the transferor’s continuing involvements in the transferred financial asset, including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer. SFAS 166 modifies the financial-components approach used in SFAS 140 and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this pronouncement is not expected to have a material impact on our consolidated financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). As of September 30, 2009, SFAS 167 has not been incorporated within the FASB ASC. SFAS 167 amends FIN 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. The analysis identifies the primary beneficiary of a variable interest entity (VIE) as the enterprise that has both: a) the power to direct the activities that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity which could potentially be significant to the VIE. SFAS 167 requires enhanced disclosures to provide users of financial statements with more transparent information about and enterprises involvement in a VIE. Further, this statement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this pronouncement is not expected to have a material impact on our consolidated financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

NOTE 5 – Fair Value

We have categorized our assets and liabilities recorded at fair value based upon the following fair value hierarchy:

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

The following are the major categories of assets measured at fair value on a nonrecurring basis during the nine month period ended September 30, 2009, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at September 30, 2009	Total Impairment for the Nine Months Ended September 30, 2009
Goodwill	-0-	-0-	$18,740,326	$18,740,326	$1,025,717
Intangible Assets	-0-	-0-	10,485,085	10,485,085	-0-

Total	-0-	-0-	$29,225,411	$29,225,411	$1,025,717

We recorded a goodwill impairment charge of $1,025,717 during the nine months ended September 30, 2009 to write down goodwill to its implied fair value (Note 9).

NOTE 6 – Acquisitions

During 2008, we completed three acquisitions:

•	Transistemas, S.A. (“Transistemas”), a network and system integrator operating in Argentina, under a similar business model as Desca;

•	Center of Technology Transfer Corporation (“CTT”), an education services integrator in information and communications technologies, business skills and best practices in Latin America; and,

•

The acquisition of an additional 40% membership interest in Pac-Rim Redeployment, LLC (“PRR”), and an additional 26 2/3% membership interest in American Samoa Hawaii Cable, LLC (“ASHC”), which were formed for the redeployment and operation of an undersea fiber optic cable system providing telecommunications and internet services to American Samoa.

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

	For the Three Months Ended September 30, 2008	For the Nine Months Ended September 30, 2008
Revenues	$46,827,485	$119,068,538
Loss from Operations	$(5,358,875)	$(24,692,810)
Net Loss from Continuing Operations	$(5,836,854)	$(32,236,687)
Basic and Diluted Loss from Continuing Operations per Share	$(0.15)	$(1.21)
Weighted Average Shares Outstanding - Basic and Diluted	39,475,961	26,544,979

In addition, we made two acquisitions during 2009: (1) Center of Technology Transfer Corporation – Peru and (2) American Samoa Entertainment, Inc. The total aggregate consideration for these acquisitions was $3,564,534.

On April 29, 2009, we acquired an additional 20% interest in PRR, increasing our ownership to 100%, and a 13.33% interest in ASHC, increasing our ownership interest to 66.67%. The total consideration paid for the acquisition of these interests was nominal.

On July 17, 2009, we consummated a purchase and sale transaction under a Securities Purchase Agreement effective as of July 1, 2009 (the “30% Purchase Agreement”) with Alvarado. Pursuant to the 30% Purchase Agreement, we purchased 3,000,000 Common Units (“30% Units”) of Desca for an aggregate purchase price of $1.9 million, as described below. As a result of our purchase of the 30% Units under the 30% Purchase Agreement, effective July 1, 2009, we settled the noncontrolling interest purchase price obligation with Alvarado and Desca became our wholly-owned subsidiary. For the nine months ended September 30, 2009, the change in fair value of the noncontrolling interest purchase price obligation of $814,127 was recorded in the statement of operations. The settlement of the noncontrolling interest purchase price obligation in the amount of $6,134,711 was recorded as a credit to additional paid in capital as of September 30, 2009.

Under the terms of the 30% Purchase Agreement we have: (i) made a payment to Alvarado of $500,000 in cash, (ii) executed and delivered to Alvarado a $500,000 promissory note payable on July 1, 2010, and (iii) issued to Alvarado 2,500,000 shares of our common stock, valued at $0.9 million based on the closing stock price of $0.34 on July 17, 2009, of which (A) one-half of such shares were deposited with an escrow agent to be held and released in accordance with the terms of an escrow agreement, as described below, and (B) one-half of such shares were delivered to Alvarado. The promissory note provides for interest to accrue at 6% per annum and all payments of principal and accrued interest to be paid on the maturity date of July 1, 2010. The 30% Purchase Agreement provides that the purchase price will be reduced to the extent that the value of Desca’s net assets at closing is determined to be less as compared to June 30, 2010. Alvarado will be responsible to pay us an amount equal to 30% of any deficiency and such amount will be deemed a claim for indemnification under the 30% Purchase Agreement.

In addition to the purchase price described above, we will be required to pay to Alvarado contingent consideration (the “Contingent Consideration”) in the event Desca achieves certain financial performance targets for 2009 identified in the 30% Purchase Agreement. The aggregate amount of the Contingent Consideration will be (i) up to an additional maximum amount of 5,000,000 restricted shares of our common stock, (ii) payment of up to a maximum amount of $8,000,000 in cash to be evidenced by an additional non-interest bearing promissory note payable on December 31, 2013, or (iii) up to an additional maximum amount of 2,500,000 restricted shares of our common stock and payment of up to an additional maximum amount of $4,000,000 in cash to be evidenced by an additional non-interest bearing promissory note payable on December 31, 2013. We have not recorded contingent consideration payable as of September 30, 2009 as we do not believe that it is probable for Desca to achieve the financial performance targets.

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

NOTE 7 – Transistemas Put/Call Agreement Settlement

Effective July 1, 2008, the Company acquired 100% of Transistemas for an aggregate purchase price of $5,688,946 comprised of:

a.	433,333 shares of our common stock, valued at $2,599,998, or $6.00 per share;

b.	a $2,693,148 cash payment; and

c.	transaction expenses of $395,800

Concurrent with the closing of our investment in Transistemas, we entered into a Put/Call Agreement with the former owners of Transistemas (“Sellers”) which provided for a put and call right pursuant to which on July 1, 2009, subject to certain terms as defined in the agreement, (a) the Sellers could require that we purchase the 433,333 shares of our common stock for a cash purchase price of $6.00 per share (the “Put”), or (b) we could require that the Sellers sell us the 433,333 shares of common stock for a cash purchase price calculated in accordance with the agreement (the “Call”). As a result of the put rights and obligations, we classified the 433,333 shares of common stock, valued at $2,599,998, as common stock subject to potential redemption.

On July 1, 2009, the Sellers delivered notice to us of their intention to exercise the Put. Due to affects on our operations of the current worldwide economic crisis, we determined that it would not be in our best interests to comply with the terms and conditions of the Put/Call Agreement and, therefore, the Sellers claimed that we had breached our obligations under the Put/Call Agreement to purchase the Put shares and, as a result, we owed the Sellers $2.6 million.

On August 27, 2009, we entered into a Settlement Agreement with the Sellers in full and final settlement of the Put/Call Agreement. Pursuant to the terms of the Settlement Agreement, we agreed to pay the Sellers $2.6 million as follows:

(i)	$260,000 in cash payable on the date of the Settlement Agreement, and

(ii)	$2,340,000 payable in the form of a non-interest bearing promissory note due on July 15, 2011. The promissory note requires 22 equal monthly payments of $52,000, with the first payment due on September 15, 2009. The remaining principal balance of $1,196,000 is due on July 15, 2011.

In addition, as an inducement to settle the Put obligation and execute the promissory note, we agreed to issue to the Sellers 433,333 shares of our common stock, valued at $156,000. We allocated a portion of the note amount of $2,340,000 to the shares based on the relative fair value of the note and shares. The relative fair value of the shares, which amounted to $146,250, was recorded as a discount to the promissory note and a corresponding increase to additional paid in capital. This amount is being accreted into interest expense over the contracted term of the note. For the nine months ended September 30, 2009, accretion of the discount amounted to $7,238, which was recorded as a component of interest expense in the accompanying unaudited interim condensed consolidated statement of operations. As of September 30, 2009, the carrying value of the note was $2,148,988.

NOTE 8 – Discontinued Operations

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

Through April 17, 2009, we held a 50% interest in Datec PNG. Due to our management influence, we consolidated Datec PNG within our consolidated financial statements. Datec PNG provides technology products, Internet access services and IT services to large corporate organizations. Datec PNG had an overdraft facility account with a maximum borrowing limit of approximately $1.9 million. This overdraft facility account was secured by the assets of Datec PNG. On April 17, 2009 we sold our 50% ownership interest in Datec PNG to Steamships Ltd. As a result of the sale of Datec PNG, we re-measured the value of the net assets to be sold at the lower of the carrying amount or fair value less selling costs. We determined that the sale price of $5,610,000 in cash, less selling costs of $22,427, was the best indicator of the fair value of the assets to be sold. Accordingly, we recorded an impairment charge related to the goodwill and intangible assets of $10,827,252 during the three months ended March 31, 2009 and a gain upon the closing of the sale, including the results of operations for the 17 day period ending April 17, 2009, of $734,909. The write off of the goodwill and the gain resulted in an aggregate loss on the sale of Datec PNG of $10,092,343, which is included in discontinued operations.

A summary of our assets and liabilities from discontinued operations as of September 30, 2009 and December 31, 2008 and our results of discontinued operations for the three and nine months ended September 30, 2009 and 2008 is as follows:

Assets and Liabilities of Discontinued Operations

	As of September 30, 2009	As of December 31, 2008
Cash	$—	$623,116
Accounts Receivable, net	—	2,231,117
Inventory, net	—	2,806,027
Prepaid Expenses and Other Current Assets	—	678,300
Deposits with Suppliers	—	26,988
Deferred Tax Assets - Current	—	1,055,530

Assets Held for Sale - Current	$—	$7,421,078

Property, Plant and Equipment, net	—	3,266,629
Customer Lists, Net	—	1,465,425
Contract Rights, Net	—	483,727
Goodwill	—	11,356,388
Other Assets	—	317,861

Assets Held for Sale - Long-Term	$—	$16,890,030

Accounts Payable	$—	$1,757,501
Accrued Expenses	183,259	1,061,927
Deferred Gain on Sale Leaseback - Current	—	257,397
Accrued FCPA Penalty	500,000	500,000
Long-Term Debt	—	1,129,692
Capital Lease Obligations	10,000	10,000
Deferred Revenue	—	1,323,222

Liabilities from Discontinued Operations - Current	$693,259	$6,039,739

Deferred Gain on Sale Leaseback, Net of Current Portion	—	64,349
Accrued FCPA Penalty	1,000,000	1,500,000

Liabilities from Discontinued Operations - Long Term	$1,000,000	$1,564,349

Results of Discontinued Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	$180	$9,091,326	$9,819,365	$57,478,099
Cost of Revenue	—	(5,560,656)	(5,851,239)	(47,561,358)
Sales, Marketing and Customer Support	—	(1,690,328)	(1,573,803)	(5,701,353)
General and Administrative Expenses	—	(1,194,202)	(1,175,353)	(11,254,014)
Impairment of Goodwill and Intangible Assets	—	—	(10,827,252)	—
Depreciation and Amortization	—	(379,192)	(435,232)	(2,329,305)
Amortization – Intangible Assets	—	(258,420)	(263,639)	(775,260)
Interest Expense, net	—	(51,587)	(324)	(942,943)
Other (Loss) Income	(2,214)	187,503	800,306	(987,178)

(Loss) Income from Discontinued Operations	$(2,034)	$144,444	$(9,507,171)	$(12,073,312)

AST Telecom, LLC

In December 2007, our Board of Directors approved former management’s proposal to dispose of AST Telecom, LLC (“AST”), which is one of our subsidiaries that principally conducts operations in American Samoa providing wireless coverage and Internet access. Based on a written agreement with a prospective buyer, we expected to complete the disposal within one year from the date of such approval. As such, the results of these activities were classified as discontinued operations as of December 31, 2007. The proposed sale did not occur and, during the quarter ended June 30, 2008, we determined that AST no longer met the requirements for classification as an asset held for sale under SFAS 144. Accordingly, the September 30, 2008 unaudited interim condensed consolidated financial statements have been presented to include AST as a part of continuing operations.

NOTE 9 – Goodwill

Goodwill represents the excess of the purchase price paid over the cost of net assets acquired in business combinations accounted for under the purchase method of accounting. Changes in the carrying amount of goodwill for the nine months ended September 30, 2009 were as follows:

	Latin America	South Pacific	Total
Balance at December 31, 2008	$16,088,787	$3,056,985	$19,145,772
Acquisitions in 2009	183,374	885,332	1,068,706
Purchase Price Adjustment	(495,000)	—	(495,000)
Impairment charge	—	(1,025,717)	(1,025,717)
Foreign currency translation effect	64,881	(18,316)	46,565

Balance at September 30, 2009	$15,842,042	$2,898,284	$18,740,326

In April 2009, the Reserve Bank of Fiji announced that Fiji’s currency had been devalued by 20% effective immediately. Also, in April 2009, the President of Fiji annulled the country’s constitution, terminated all the judges in the country and declared himself the head of state. As a result of the Ah Koy litigation discussed in Note 12 and Fiji’s current economic instability and uncertain business climate, we undertook a review of the carrying amount of our goodwill as of March 31, 2009 and determined that the value of our goodwill related to Fiji had been impaired. Accordingly, we recorded a goodwill impairment charge of $1,025,717 in the accompanying unaudited interim condensed consolidated statement of operations during the nine months ended September 30, 2009.

On October 16, 2008, eLandia and the CTT Sellers entered into a Purchase Agreement and Escrow Agreement. Pursuant to the Purchase Agreement and Escrow Agreement, $600,000 of the purchase price was deposited with an escrow agent to satisfy our indemnification rights pursuant to the Purchase Agreement. On September 30, 2009, we agreed to settle certain claims relating to the Net Asset Value of CTT (as defined in the Purchase Agreement). Pursuant to the terms of the settlement, the CTT Sellers agreed to release the $600,000 escrow amount to us in exchange for the issuance of 350,000 shares of our common stock to the CTT Sellers, valued at $105,000. We have recorded the net settlement amount of $495,000 as a purchase price adjustment to the goodwill of CTT in the accompanying unaudited interim condensed consolidated balance sheet as of September 30, 2009.

NOTE 10 – Intangible Assets

Intangible asset values and the related accumulated amortization are as follows:

	Definite Lived Assets			Indefinite Lived Assets
	Customer Lists	Contract Rights	Trade Names	Telecommunications Licenses and Agreements
Gross Value at December 31, 2008	$2,004,251	$4,988,209	$10,493,604	$858,743
Accumulated Amortization at December 31, 2008	(632,719)	(2,307,364)	(2,342,482)	—

Net Value at December 31, 2008	$1,371,532	$2,680,845	$8,151,122	$858,743

Gross Value at September 30, 2009	$2,879,351	$4,904,721	$10,493,604	$858,743
Accumulated Amortization at September 30, 2009	(994,041)	(3,347,261)	(4,310,032)	—

Net Value at September 30, 2009	$1,885,310	$1,557,460	$6,183,572	$858,743

Acquired intangibles with a definite life are amortized on a straight-line basis over weighted average lives. Telecommunications licenses and agreements are generally perpetual in nature and therefore are not amortized.

Amortization expense amounted to $1,008,661 and $1,056,733 for the three months ended September 30, 2009 and 2008, respectively, and $3,452,266 and $2,433,841 for the nine months ended September 30, 2009 and 2008, respectively.

NOTE 11 – Long-Term Debt

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

We own 66.6% of ASHC and the remaining 33.3% is owned by the American Samoa Government. SAS and ASHUC are wholly owned subsidiaries of ASHC.

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

•

SIBL agreed to the transfer to us, by February 28, 2009, of $2.35 million of indebtedness of our subsidiary, Desca, due to an affiliate of SIBL in exchange for 344,444 shares of Series B Preferred Stock, or, if such transfer did not occur, a further cancellation of 1,801,740 shares of our common stock held under the voting trust agreement. Such transfer and exchange was not made by SIBL, but the Voting Trustee has not surrendered the 1,801,740 shares of common stock for cancellation pending relief from a February 16, 2009 court order in the matter of SIBL (Note 12).

In accordance with the court order issued by the United States District Court on February 16, 2009, we have not canceled any shares of our common stock, nor have we issued any shares of our Series B Preferred Stock or converted any shares of our Series B Preferred Stock into common stock pursuant to the terms of the Modification Agreement.

We evaluated the issuance of the 1,777,778 shares of Series B Preferred Stock and the option to purchase 592,593 shares of Series B Preferred Stock in exchange for the $12,000,000 bridge loan, the forgiveness of the related accrued interest payable of $199,618 and the cancellation of the 16,148,612 shares of common stock utilizing the criteria enumerated in APB No. 26, “Early Extinguishment of Debt,” and FTB 80-1, “Early Extinguishment of Debt through Exchange for Common or Preferred Stock.” Accordingly, we recorded:

1)	$894,445 for the value of the Series B Preferred Stock issued to SIBL;

2)	$-0- for the value of the Option; and

3)	A contribution to capital of $11,078,506, representing the excess of the fair value of the securities and options issued over the net carrying value of the debt and common stock surrendered, including $199,618 of accrued interest payable forgiven, $162 for the cancellation of common stock upon conversion of the promissory note, and $226,829 of costs incurred in connection with the conversion of the promissory note.

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

NOTE 12 – Commitments and Contingencies

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

Prior to the aforementioned action and the Modification Agreement on February 6, 2009, SIBL had served as the primary source of financing and liquidity to us and was recognized as such by our investors, vendors, and customers. Not only did these adverse events relating to SIBL eliminate a material source of financing and liquidity for us, but our association with SIBL has had, and may continue to have, other adverse effects on our business, results of operations, liquidity, and financial condition, including, among other things:

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

•

We have had a material proposed acquisition halted due to the uncertainty surrounding actions that may in the future be taken by the receivers. As a result, we expensed approximately $1.5 million of costs related to this failed acquisition during the nine months ended September 30, 2009.

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

Fiji

In April 2009, the Reserve Bank of Fiji announced that Fiji’s currency had been devalued by 20% effective April 16, 2009, the President of Fiji annulled the country’s constitution, terminated all the judges in the country and declared himself the head of state. This triggered an impairment charge to our goodwill in Fiji and is expected to result in economic instability and an uncertain business climate in Fiji. These political events and any subsequent developments may have a negative impact on our business. Our former director, with whom we are in litigation, as described below, is Fiji’s ambassador to China.

As a result of the factors discussed above and the uncertainty caused by such factors, our management is reviewing all options with respect to our operations in Fiji. At September 30, 2009, assets in Fiji amounted to approximately $1.8 million and liabilities amounted to approximately $1.1 million. Any decision with respect to these operations is not expected to have a material adverse impact on our operations as a whole.

American Samoa

On September 29, 2009, a major earthquake in the South Pacific created a tsunami that sent a surge of water of up to 15 feet into parts of American Samoa. This resulted in power outages and major damage to parts of the island, including portions of our service territory. Our cellular network has been experiencing service delivery issues in the highly affected areas and our cable TV network has been completely destroyed in some areas. Our undersea cable is operational, although it has sustained some minor damage.

We continue to assess the extent of the damage and its effect on our operations. We are developing a recovery plan, but are currently unable to estimate the time or costs of restoration. Such restoration costs may be mitigated through insurance; however, at this time, we are unsure if we will be able to secure any amounts of insurance reimbursement. Based on information known at this time, we do not believe these events will have a material adverse impact on our results of operations or financial condition as a whole; however, it is uncertain whether these events will have any long-term impact on our operations in American Samoa.

In addition to the tsunami in September 2009 which affected our operations in American Samoa, one of the major tuna canneries in the territory has recently shut down its operations. Tuna canneries represent a majority of all economic activity in American Samoa. The closing of a principal cannery has resulted in an increase in unemployed workers in the territory. As a result, our operating results from our American Samoa operations may be negatively affected.

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

A hearing to review the order granting the interim injunction was scheduled for April 20, 2009. That hearing was cancelled due to the closure of the Fiji courts by the military led Fiji government. The hearing has been rescheduled a number of times and is now set to be held on December 2, 2009.

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

On April 15, 2009, we filed a motion seeking a preliminary injunction to preclude defendants from prosecuting the Fiji Action or causing that action to be prosecuted. On April 17, 2009, the defendants filed a motion to dismiss for lack of personal jurisdiction and a memorandum in opposition to our motion for a preliminary injunction on grounds of personal jurisdiction with the court and we, in turn, filed, among others, our opposition to said motion on May 4, 2009. A hearing was held on July 7, 2009, on the personal jurisdiction issue and preliminary injunction. On August 24, 2009, the Court entered a Report and Recommendation on Motion to Dismiss recommending that the defendants’ motion for lack of personal jurisdiction be dismissed and an Order stating that our preliminary injunction motion would not be adjudicated at this stage and denied the same without prejudice. On September 11, 2009, the defendants filed objections to the Court’s Report and Recommendation and on October 5, 2009 we filed our response to such objections. On September 8, 2009, we filed a Second Amended Complaint to which the defendants filed an Answer and Affirmative Defenses on October 9, 2009. On October 9, 2009, the defendants also filed a Motion for Summary Judgment based on our alleged lack of standing. Orders on the pending objections and motions have not yet been entered by the Court. Additionally, on August 22, 2009, the Court issued a Scheduling Order setting forth a timeline for this case.

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

Latin Node Litigation

On January 22, 2008, an action was commenced against Latin Node, Inc. in the 11th Judicial Circuit in and for Miami-Dade County, Florida, by Juan Pablo Vasquez, Olivia de la Salas, and Gloria Vasquez, former employees of Latin Node, Inc. (the “Plaintiffs”). The Plaintiffs were terminated with “cause” by Latin Node and have brought an action for breach of contract. The

Plaintiffs seek damages (including but not limited to severance pay and compensation for accrued but unused vacation pay), together with attorneys’ fees. On June 26, 2009, the court entered a notice of lack of prosecution in this case and directed the parties to appear on September 18, 2009 for a hearing on the court’s motion of dismissal for lack of prosecution in the case. On September 21, 2009, the court issued an order dismissing the action for lack of prosecution.

Assignment for the Benefit of Creditors – Latin Node

On June 12, 2008, Latin Node filed for an assignment for benefit of creditors in the 11th Judicial Circuit in and for Miami-Dade County, Florida (case no. 08-33495 CA11). As part of this proceeding, all of the assets of Latin Node were transferred to Michael Phelan, Esq., assignee. On July 17, 2008, most of these assets were sold to the highest bidder, Business Telecommunications Services, Inc. (“BTS”). Since we were the principal secured creditor of Latin Node, we had the right to receive all of the proceeds from such sale after the payment of the costs of administration. The immediate proceeds from the sale of these assets were used to pay administrative costs. A final court order approving the disposition of the proceeds from the sale of all other assets was scheduled for May 21, 2009. However, on May 20, 2009, Empresa Hondurena de Telecomunicaciones filed a Motion for Continuance or in the alternative, Motion to Stay the Assignee’s Motion to Approve Final Report and Fees to Assignee, Assignee’s Counsel and Assignor’s Counsel, Disburse Remaining Funds to Priority and Unsecured Creditors, Discharge Assignee and Close Case. At a hearing held on August 28, 2009 on said motions, the court ordered the parties to select a forensic examiner to conduct an examination and determine whether the claims made by Hondutel are valid. On September 17, 2009, the court appointed a forensic examiner, whose report is expected to be completed by the end of 2009.

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

On February 12, 2009, we entered into a Settlement Agreement with Jorge Granados and RAV pursuant to which (i) the 375,000 shares of our common stock were returned to us by the escrow agent (Note 13), (ii) we exchanged mutual general releases with Jorge Granados and RAV, (iii) Jorge Granados resigned as a director of Latin Node, Inc. and a manager of RAV, and (iv) Jorge Granados agreed to be subject to certain non-competition, non-solicitation and non-disclosure covenants. The action was dismissed on March 13, 2009.

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

•

All “unvested” shares of our common stock granted pursuant to Mr. Pizarro as part of a 750,000 share restricted stock award pursuant to Mr. Pizarro’s Executive Employment Agreement immediately vested, and all contractual restrictions with respect to such shares were terminated (see Note 15); and

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

Resignation of Officer

On March 31, 2009, we entered into a Separation Agreement with Oscar Coen, our former Vice President of Business Development (the “Separation Agreement”). The Separation Agreement was effective February 28, 2009 and provides for, among other things, severance pay for a period of 12 months and contains a mutual release. The Separation Agreement terminates the employment agreement previously entered into by us and Mr. Coen except, among other provisions, the confidentiality, non-competition and non-solicitation covenants which survive the termination of the employment agreement. In connection with the Separation Agreement, we have recorded a liability for the severance pay, which is included in accrued expenses in the accompanying unaudited interim condensed consolidated balance sheet at September 30, 2009.

Customer and Vendor Concentrations

For the three months ended September 30, 2009, we had one customer that represented approximately 11% of our consolidated revenues. For the nine months ended September 30, 2009, we did not have any customers that exceeded 10% of our consolidated revenues. At September 30, 2009, we did not have any customers that exceeded 10% of our gross accounts receivable.

During the three and nine months ended September 30, 2009, approximately 74% and 87% of our cost of revenue for product sales, respectively, was purchased from a single vendor. At September 30, 2009, the amount due to this vendor was approximately 67% of our total accounts payable.

NOTE 13 – Stockholders’ Equity

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

Series B Convertible Preferred Stock

On February 6, 2009, in connection with the Modification Agreement with SIBL (see Note 11), we issued 1,777,778 shares of our Series B Preferred Stock. In addition, we granted SIBL the Option, exercisable through March 31, 2009, to purchase an additional 592,593 shares of our Series B Preferred Stock for an aggregate purchase price of $4 million. The Option expired unexercised.

Common Stock Issuances

On February 6, 2009, in connection with the Modification Agreement with SIBL, we cancelled 16,148,612 shares of our common stock (see Note 11).

On February 6, 2009, in connection with Mr. Pizarro’s Amendment relating to the 750,000 restricted common shares granted to Mr. Pizarro under his Executive Employment Agreement, 562,500 shares of the restricted common stock were vested and issued to him (see Note 15).

In connection with the Settlement Agreement with Jorge Granados and RAV, we cancelled 375,000 shares of our common stock. The shares were valued at $450,000, based on the closing price of our common stock on February 12, 2009, the settlement date. Accordingly, we recorded a gain on the settlement of the litigation in the amount of $450,000, which is included in discontinued operations in the accompanying unaudited interim condensed consolidated statement of operations for the nine months ended September 30, 2009.

In May 2009, we issued 1,900 shares of our common stock to persons attending an eLandia marketing event.

On July 17, 2009, under the terms of the 30% Purchase Agreement, we issued to Alvarado 2,500,000 shares of our common stock, valued at $0.9 million based on the closing stock price of $0.34 on July 17, 2009 (see Note 6).

On September 30, 2009, we issued 350,000 shares of our common stock to the CTT Sellers, valued at $105,000 based on the closing stock price of $0.30 on September 30, 2009 (see Note 9).

On August 27, 2009, pursuant to the terms of the Settlement Agreement, we issued to the former owners of Transistemas 433,333 shares of our common stock valued of $156,000 based on a closing stock price of $0.36 on August 27, 2009 (see Note 7).

NOTE 14 – Income Taxes

At December 31, 2008, we had federal and Florida net operating loss (NOL) carryovers of $33,208,721 and $28,435,615, respectively, which expire through 2028. We also had a capital loss in 2008 totaling $33,153,111, which expires December 31, 2013. In addition, at December 31, 2008, we had foreign net operating loss carryovers of approximately $13,182,235 which will expire through 2016.

We have $5,606,156 of NOL’s that are subject to limitations under Internal Revenue Code Section 382.

As of December 31, 2008, our NOL and capital loss carryovers were completely offset by valuation allowances.

We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in our condensed consolidated statements of operation. Similarly, our policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

There have not been any material changes in our liability for unrecognized tax benefits, including interest and penalties, during the nine months ended September 30, 2009. We do not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

NOTE 15 – Share Based Payments

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

On June 4, 2009, we approved a modification to the exercise price of all options outstanding under the 2008 Plan and 2007 Plan, whereby the exercise price of all such options was decreased to $0.45 per share, representing the average of the high and the low trading price on that date. All other terms of the outstanding options remained the same. The fair market value of our common stock on the date of modification was $0.30 per share. The weighted-average grant date fair value of the modified options utilizing the original exercise prices was $0.05 per share. The weighted-average grant date fair value of the modified options utilizing the modified exercise price was $0.16 per share. Weighted-average assumptions relating to the estimated fair value of these stock options on the date of modification, which we estimated using the Black-Scholes option pricing model are as follows: risk-free interest rate of 2.56%; expected dividend yield of zero percent; expected option life of 4.9 years; and volatility of 77%. The modification resulted in an incremental fair value of $638,025, of which, $39,524 and $231,114 was recorded as compensation expense during the three and nine months ended September 30, 2009. The remaining $406,911 will be amortized over the remaining expected option life of 4.9 years.

Restricted Stock Awards

On March 10, 2008, we granted 750,000 restricted common shares to Mr. Pizarro, who was then serving as our President, prior to his appointment as Chief Executive Officer. The restricted shares vest monthly over a three-year period. The fair value of the common stock at the date of grant was $0.75 per share based upon the closing market price of our common stock on the date of the grant. The aggregate grant date fair value of the award amounted to $562,500, which was to be recognized ratably as compensation expense over the vesting period. In connection with Mr. Pizarro’s Amendment, 562,500 unvested shares of our common stock granted to Mr. Pizarro immediately vested, and all contractual restrictions with respect to such shares were terminated. We recorded $0 and $46,878 of compensation expense during the three months ended September 30, 2009 and 2008, respectively, and $411,458 and $104,170 of compensation expense during the nine months ended September 30, 2009 and 2008, respectively, with respect to this award.

NOTE 16 – Segment Information

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

Below is a summary of the results by segment for the three and nine months ended September 30, 2009 and identifiable assets as of September 30, 2009:

	For the Three Months Ended September 30, 2009
	Latin America	South Pacific	Corporate and Discontinued Operations	Consolidated
Revenue
Product Sales	$21,968,975	$979,119	$—	$22,948,094
Services	13,763,446	3,778,575	—	17,542,021

Total Revenue	35,732,421	4,757,694	—	40,490,115
Cost of Revenue
Product Sales	18,049,696	941,168	—	18,990,864
Services	8,610,169	1,307,488	—	9,917,657

Total Cost of Revenue	26,659,865	2,248,656	—	28,908,521

Gross Profit	9,072,556	2,509,038	—	11,581,594
	25.4%	52.7%	0.0%	28.6%
Expenses
Sales, Marketing and Customer Support	6,106,898	1,065,781	—	7,172,679
General and Administrative	7,330,617	929,115	1,375,329	9,635,061
Depreciation and Amortization	576,910	1,083,880	24,536	1,685,326
Amortization – Intangible Assets	870,386	138,275	—	1,008,661

Total Expenses	14,884,811	3,217,051	1,399,865	19,501,727

Operating Income (Loss)	(5,812,255)	(708,013)	(1,399,865)	(7,920,133)
Interest Expense, Net	(921,432)	(409,772)	61,243	(1,269,961)
Change in Value of Noncontrolling Interest Purchase Price Obligation	814,127	—	—	814,127
Other Income (Expense)	(3,624,971)	333,670	(72,166)	(3,363,467)
Income (Loss) from Discontinued operations	—	—	(2,034)	(2,034)

Net Income (Loss) Attributable to eLandia	$(9,544,531)	$(784,115)	$(1,412,822)	$(11,741,468)

	For the Nine Months Ended September 30, 2009
	Latin America	South Pacific	Corporate and Discontinued Operations	Consolidated
Revenue
Product Sales	$54,054,423	$2,891,755	$—	$56,946,178
Services	32,686,783	10,678,494	—	43,365,277

Total Revenue	86,741,206	13,570,249	—	100,311,455
Cost of Revenue
Product Sales	41,432,550	2,614,920	—	44,047,470
Services	20,850,720	3,853,354	—	24,704,074

Total Cost of Revenue	62,283,270	6,468,274	—	68,751,544

Gross Profit	24,457,936	7,101,975	—	31,559,911
	28.2%	52.3%	0.0%	31.5%
Expenses
Sales, Marketing and Customer Support	18,801,816	2,250,678	—	21,052,494
General and Administrative	19,791,346	2,580,442	10,280,500	32,652,288
Impairment of Goodwill	—	1,025,717	—	1,025,717
Depreciation and Amortization	1,987,719	1,948,136	50,566	3,986,421
Amortization – Intangible Assets	2,611,158	841,108	—	3,452,266

Total Expenses	43,192,039	8,646,081	10,331,066	62,169,186

Operating Income (Loss)	(18,734,103)	(1,544,106)	(10,331,066)	(30,609,275)
Interest Expense, Net	(2,741,291)	(641,605)	55,179	(3,327,717)
Change in Value of Noncontrolling Interest Purchase Obligation	814,127	—	—	814,127
Other Income (Expense)	(5,974,192)	259,576	167,307	(5,547,309)
Income (Loss) from Discontinued Operations	—	—	(9,507,171)	(9,507,171)

Net Income (Loss) Attributable to eLandia	$(26,635,459)	$(1,926,135)	$(19,615,751)	$(48,177,345)

Total Assets	$125,292,354	$43,687,626	$3,270,867	$172,250,847

Below is a summary of the results by segment for the three and nine months ended September 30, 2008 and identifiable assets as of December 31, 2008:

	For the Three Months Ended September 30, 2008
	Latin America	South Pacific	Corporate and Discontinued Operations	Consolidated
Revenue
Product Sales	$29,459,207	$2,194,486	—	$31,653,693
Services	10,133,889	3,256,799	—	13,390,688

Total Revenue	39,593,096	5,451,285	—	45,044,381
Cost of Revenue
Product Sales	24,192,118	1,944,973	—	26,137,091
Services	6,312,113	1,051,897	—	7,364,010

Total Cost of Revenue	30,504,231	2,996,870	—	33,501,101

Gross Profit	9,088,865	2,454,415	—	11,543,280
	23.0%	45.0%	0.0%	25.6%
Expenses
Sales, Marketing and Customer Support	5,852,364	756,899	—	6,609,263
General and Administrative	4,116,113	1,274,527	2,210,430	7,601,070
Depreciation and Amortization	169,095	323,422	8,581	501,098
Amortization – Intangible Assets	870,386	186,347	—	1,056,733

Total Expenses	11,007,958	2,541,195	2,219,011	15,768,164

Operating Income (Loss)	(1,919,093)	(86,780)	(2,219,011)	(4,224,884)
Interest Expense, Net	(1,005,418)	(131,741)	169,830	(967,329)
Settlement of Noncontrolling Interest Purchase Price Obligation	—	—	—	—
Change in Value of Noncontrolling Interest Purchase Obligation	93,750	—	—	93,750
Other Income (Expense)	(645,396)	589,813	(99,735)	(155,318)
Income (Loss) from Discontinued Operations	—	—	144,444	144,444

Net Income (Loss) Attributable to eLandia	$(3,476,157)	$371,292	$(2,004,472)	$(5,109,337)

	For the Nine Months Ended September 30, 2008
	Latin America	South Pacific	Corporate and Discontinued Operations	Consolidated
Revenue
Product Sales	$64,530,095	$5,290,112	—	$69,820,207
Services	23,188,413	10,721,074	—	33,909,487

Total Revenue	87,718,508	16,011,186	—	103,729,694
Cost of Revenue
Product Sales	52,460,250	4,465,463	—	56,925,713
Services	14,338,177	3,227,766	—	17,565,943

Total Cost of Revenue	66,798,427	7,693,229	—	74,491,656

Gross Profit	20,920,081	8,317,957	—	29,238,038
	23.8%	52.0%	0.0%	28.2%
Expenses
Sales, Marketing and Customer Support	16,707,567	2,557,643	—	19,265,210
General and Administrative	13,220,487	3,854,860	10,018,922	27,094,269
Impairment of Goodwill	—	630,802	—	630,802
Depreciation and Amortization	922,450	1,044,834	16,012	1,983,296
Amortization – Intangible Assets	1,874,799	559,042	—	2,433,841

Total Expenses	32,725,303	8,647,181	10,034,934	51,407,418

Operating Income (Loss)	(11,805,222)	(329,224)	(10,034,934)	(22,169,380)
Interest Expense, Net	(1,969,123)	(418,734)	(1,842,756)	(4,230,613)
Change in Value of Noncontrolling Interest Purchase Obligation	(3,000,000)	—	—	(3,000,000)
Other Income (Expense)	(1,194,040)	491,753	(90,974)	(793,261)
Income (Loss) from Discontinued Operations	—	—	(12,073,312)	(12,073,312)

Net Income (Loss) Attributable to eLandia	$(17,968,385)	$(256,205)	$(24,041,976)	$(42,266,566)

Total Assets	$147,860,439	$25,893,723	$59,300,250	$233,054,412

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

eLandia is a provider of information and communications technology (“ICT”) products and services to small, medium-sized and large businesses as well as government entities, primarily in Latin America. Through our subsidiaries, we offer products and services in over 17 countries, including Argentina, Colombia, Costa Rica, Ecuador, El Salvador, Guatemala, Honduras, Mexico, Nicaragua, Panama, Peru, Trinidad & Tobago, Venezuela and the United States. eLandia also operates in the South Pacific region, providing ICT products and services in Fiji and other Pacific Island nations and, through April 17, 2009, in Papua New Guinea through our 50% interest in Datec PNG Pty Limited which, as discussed below, has been sold effective April 17, 2009. In American Samoa we offer a broad range of communications services including mobile communications and Internet access. In addition, we have invested in an underwater fiber optic cable service terminating in American Samoa which began generating revenue during May 2009 and we recently acquired the assets of Pacific Island Cable, a cable TV provider on American Samoa.

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

We own 66.6% of ASHC and the remaining 33.3% is owned by the American Samoa Government. SAS and ASHUC are wholly-owned subsidiaries of ASHC.

Purchase of Remaining Portion of Desca

On July 17, 2009 we consummated a purchase and sale transaction under a Securities Purchase Agreement effective July 1, 2009 (the “30% Purchase Agreement”) with Jorge Enrique Alvarado Amado (“Alvarado”). Pursuant to the 30% Purchase Agreement, we purchased 3,000,000 Common Units (“30% Units”) of Desca for an aggregate purchase price of $1.9 million, as described below. As a result of our purchase of the 30% Units under the 30% Purchase Agreement, effective July 1, 2009, Desca became our wholly-owned subsidiary.

Under the terms of the 30% Purchase Agreement we have: (i) made a payment to Alvarado of $500,000 in cash, (ii) executed and delivered to Alvarado a $500,000 promissory note payable on July 1, 2010, and (iii) issued to Alvarado 2,500,000 shares of our common stock, valued at $0.9 million based on the closing stock price of $0.34 on July 17, 2009, of which (A) one-half of such shares were deposited with an escrow agent to be held and released in accordance with the terms of an escrow agreement, as described below, and (B) one-half of such shares were delivered to Alvarado. The promissory note provides for interest to accrue at 6% per annum and all payments of principal and accrued interest to be paid on the maturity date of July 1, 2010. The 30% Purchase Agreement provides that the purchase price will be reduced to the extent that the value of Desca’s net assets at closing is determined to be less as compared to June 30, 2010. Alvarado will be responsible to pay us an amount equal to 30% of any deficiency and such amount will be deemed a claim for indemnification under the 30% Purchase Agreement.

In addition to the purchase price described above, we will be required to pay to Alvarado contingent consideration (the “Contingent Consideration”) in the event Desca achieves certain financial performance targets for 2009 identified in the 30% Purchase Agreement. The aggregate amount of the Contingent Consideration will be (i) up to an additional maximum amount of 5,000,000 restricted shares of our common stock, (ii) payment of up to a maximum amount of $8,000,000 in cash to be evidenced by an additional non-interest bearing promissory note payable on December 31, 2013, or (iii) up to an additional maximum amount of 2,500,000 restricted shares of our common stock and payment of up to an additional maximum amount of $4,000,000 in cash to be evidenced by an additional non-interest bearing promissory note payable on December 31, 2013.

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

Transistemas Put/Call Agreement

On July 1, 2009, the former owners of Transistemas S.A. (“Sellers”) exercised their option under the Put/Call Agreement entered into concurrently with the closing of our investment in Transistemas S.A. (“Transistemas”) effective July 1, 2008. Due to affects on our operations of the current worldwide economic crisis, we determined that it would not be in our best interests to comply with the terms and conditions of the Put/Call Agreement and, therefore, the Sellers claimed that we had breached our obligations under the Put/Call Agreement to purchase the Put shares and, as a result, we owed the Sellers $2.6 million. On August 27, 2009, we entered in to a Settlement Agreement with the Sellers in full and final settlement of the Put/Call Agreement. Pursuant to the terms of the Settlement Agreement, we agreed to pay the Sellers $2.6 million as follows: (i) $260,000 in cash payable on the date of the Settlement Agreement, and (ii) $2,340,000 payable in the form of a non-interest bearing promissory note due on July 15, 2011. In addition, as an inducement to settle the Put obligation and execute the promissory note, we agreed to issue to the Sellers 433,333 shares of our common stock, with a fair value of $156,000.

CTT Purchase Price Adjustment

On October 16, 2008, eLandia and the former owners of Center of Technology Transfer Corporation (“CTT Sellers”) entered into a Stock Purchase Agreement (the “Purchase Agreement”) and Escrow Agreement. Pursuant to the Purchase Agreement and Escrow Agreement, $600,000 of the purchase price was deposited with an escrow agent to satisfy our indemnification rights pursuant to the Purchase Agreement.

On September 30, 2009, we agreed to settle certain claims relating to the Net Asset Value of Center of Technology Transfer Corporation (“CTT”) (as defined in the Purchase Agreement). Pursuant to the terms of the settlement, the CTT Sellers agreed to release the $600,000 escrow amount to us in exchange for the issuance of 350,000 shares of our common stock to the CTT Sellers, valued at $105,000.

American Samoa

On September 29, 2009, a major earthquake in the South Pacific created a tsunami that sent a surge of water of up to 15 feet into parts of American Samoa. This resulted in power outages and major damage to parts of the island, including portions of our service territory. Our cellular network has been experiencing service delivery issues in the highly affected areas and our cable TV network has been completely destroyed in some areas. Our undersea cable is operational, although it has sustained some minor damage.

We continue to assess the extent of the damage and its effect on our operations. We are developing a recovery plan, but are currently unable to estimate the time or costs of restoration. Such restoration costs may be mitigated through insurance; however, at this time, we are unsure if we will be able to secure any amounts of insurance reimbursement. Based on information known at this time, we do not believe these events will have a material adverse impact on our results of operations or financial condition as a whole; however, it is uncertain whether these events will have any long-term impact on our operations in American Samoa.

In addition to the tsunami in September 2009 which affected our operations in American Samoa, one of the major tuna canneries in the territory has recently shut down its operations. Tuna canneries represent a majority of all economic activity in American Samoa. The closing of a principal cannery has resulted in an increase in unemployed workers in the territory. As a result, our operating results from our American Samoa operations may be negatively affected.

Significant Ecuador Customer

We have recently accepted an order aggregating approximately $32 million from a major customer in Ecuador. We expect to deliver this order during the fourth quarter of 2009 and the first quarter of 2010. As discussed in our periodic filings with the SEC, there are certain risks in operating in Latin America due to the economic and political volatility of the region. These risks are present in Ecuador. Further, because of the size of this order, it will result in fluctuations in sales and operating income from quarter to quarter. Significant fluctuations in our operating results in Latin America could have a disproportionate impact on our results of operations in future periods. If a large customer were to experience financial difficulty, it could have a material adverse effect on our financial condition, liquidity and results of operations.

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

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC for a discussion of our critical accounting policies. During the nine months ended September 30, 2009, there were no material changes to these policies.

Results of Operations – Overview

For the nine months ended September 30, 2009, our sales decreased by approximately 3% compared with the same period in 2008. Throughout the first half of 2009, our results were impacted by deterioration in the global macroeconomic environment. In the third quarter of 2009, certain of our customers indicated to us that they had begun to notice some signs of economic stability, though at lower overall levels of economic activity compared with the corresponding period in 2008. In the third quarter of 2009, we experienced an increase in revenue, as compared to our first and second quarter of 2009. Our order backlog suggests that our revenues for the fourth quarter of 2009 are expected to exceed the revenue levels experienced in the third quarter of 2009.

Sales in a particular period may be significantly impacted by several factors related to revenue recognition, including large and sporadic purchases by customers; the complexity of transactions such as multiple element arrangements; and final acceptance of the product, system, or solution, among other factors.

Net loss attributable to eLandia increased by 14% during the nine months ended September 30, 2009 compared with the same period in 2008. Net loss was impacted by an increase in operating expenses, attributable primarily to our initiatives to expand our market presence and related offerings of products and services. Higher losses on foreign currency swap and foreign exchange loss during the first nine months of 2009 compared with the same period in 2008 also contributed to the increase in net loss. These factors were partially offset by the change in the fair value of the Desca noncontrolling interest purchase price obligation and lower net loss from discontinued operations Net loss per share increased by 9% as of September 30, 2009 compared with September 30, 2008.

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

Our operations in Latin America were established, and have grown primarily, through acquisition. Excluding discontinued operations, our first acquisition in the Latin America segment was in November 2007 (Desca), followed by additional acquisitions in July 2008 (Transistemas, S.A., a network and system integrator operating in Argentina) and October 2008 (Center of Technology Transfer Corporation (“CTT”), an education services integrator in information and communications technologies, business skills and best practices in Latin America). During the nine months ended September 30, 2009, we made two additional acquisitions that were immaterial both individually and in aggregate. We used the purchase method of accounting in connection with each of these acquisitions and accordingly, our unaudited interim condensed consolidated financial statements include the results of operations from the dates of acquisition onward. Actual results of continuing operations for our Latin American segment are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue
Product Sales	$21,968,975	$29,459,207	$54,054,423	$64,530,095
Services	13,763,446	10,133,889	32,686,783	23,188,413

Total Revenue	35,732,421	39,593,096	86,741,206	87,718,508
Cost of Revenue
Product Sales	18,049,696	24,192,118	41,432,550	52,460,250
Services	8,610,169	6,312,113	20,850,720	14,338,177

Total Cost of Revenue	26,659,865	30,504,231	62,283,270	66,798,427

Gross Profit	9,072,556	9,088,865	24,457,936	20,920,082
	25.4%	23.0%	28.2%	23.8%

Expenses
Sales, Marketing and Customer Support	6,106,898	5,852,364	18,801,816	16,707,567
General and Administrative	7,330,617	4,116,113	19,791,346	13,220,487
Depreciation and Amortization	576,910	169,095	1,987,719	922,450
Amortization – Intangible Assets	870,386	870,386	2,611,158	1,874,799

Total Expenses	14,884,811	11,007,958	43,192,039	32,725,302

Operating Income (Loss)	(5,812,255)	(1,919,093)	(18,734,103)	(11,805,220)
Interest Expense, Net	(921,432)	(1,005,418)	(2,741,291)	(1,969,123)
Change in Value of Noncontrolling Interest Purchase Price Obligation	814,127	93,750	814,127	(3,000,000)
Other Income (Expense)	(3,624,971)	(645,396)	(5,974,192)	(1,194,040)

Net Income (Loss) Attributable to eLandia	$(9,544,531)	$(3,476,157)	$(26,635,460)	$(17,968,383)

To provide a more meaningful discussion regarding the comparison of the results of operations for the three and nine months ended September 30, 2009 as compared to the same periods in 2008, we have provided the following supplemental pro forma information. The discussion below includes the results of continuing operations on a pro-forma basis as if the material acquisitions mentioned above had all been completed on January 1, 2008. This information is not necessarily indicative of the financial results had the acquisitions actually occurred on January 1, 2008 or the financial results of our company as they may be in the future.

Comparison of the Three Months Ended September 30, 2009 to the Three Months Ended September 30, 2008

The following table sets forth, for the periods indicated, pro forma unaudited interim condensed consolidated statements of operations information for our continuing operations in Latin America.

	For the Three Months Ended September 30,
	2009	2008	Change $	Change %
Revenue
Product Sales	$21,968,975	$29,459,207	$(7,490,232)	(25.4)%
Services	13,763,446	11,916,993	1,846,453	15.5%

Total Revenue	35,732,421	41,376,200	(5,643,779)	(13.6)%
Cost of Revenue
Product Sales	18,049,696	24,192,118	(6,142,422)	(25.4)%
Services	8,610,169	7,042,236	1,567,933	22.3%

Total Cost of Revenue	26,659,865	31,234,354	(4,574,489)	(14.6)%

Gross Profit	9,072,556	10,141,846	(1,069,290)	(10.5)%
	25.4%	24.5%		0.9%

Expenses
Sales, Marketing and Customer Support	6,106,898	5,852,364	254,534	4.3%
General and Administrative	7,330,617	5,470,524	1,860,093	34.0%
Depreciation and Amortization	576,910	259,477	317,433	122.3%
Amortization – Intangible Assets	870,386	870,386	—	(0.0)%

Total Expenses	14,884,811	12,452,751	2,432,060	19.5%

Operating Income (Loss)	(5,812,255)	(2,310,905)	(3,501,351)	151.5%
Interest Expense, Net	(921,432)	(1,003,396)	81,964	(8.2)%
Change in Value of Noncontrolling Interest Purchase Price Obligation	814,127	—	814,127	100.0%
Other Income (Expense)	(3,624,971)	(805,324)	(2,819,647)	350.1%

Net Income (Loss)	$(9,544,531)	$(4,119,625)	$(5,424,906)	131.7%

Product Sales

Revenue from product sales decreased for the three months ended September 30, 2009, as compared to the same period in 2008, primarily due to a slowing economy in several Latin American markets resulting from the global financial crises, combined with significant inflation in countries such as Venezuela, Colombia and Argentina. The slower economy and the rise in inflation have made it more challenging for our customers to maintain their capital spending and, if necessary, obtain credit to fund their purchases. In addition, our association with SIBL has made it more difficult to obtain new customers. Revenue in Colombia in particular was considerably lower in the third quarter of 2009 as compared with the same period in 2008 as several large customers in 2008 made fewer purchases in 2009. Compounding the problem in Colombia, the difficulties that our customers are encountering in terms of obtaining financing resulted in the termination or postponement of several contracts. Also contributing to the lower 2009 revenue is a decline in our Argentinean operations, which we acquired during the third quarter of 2008, as a result of our conversion of the operations from sales and service of Sun Microsystems equipment to Cisco equipment.

Product gross margin for the three months ended September 30, 2009 remained constant as compared to the same period in 2008. Our product margins may be impacted by economic downturns or uncertain economic conditions and could decline if any of the factors that impact our gross margins are adversely affected in future periods.

We have sustained significant operating losses from our operations in Argentina. Our management continues to evaluate whether it is necessary to record an impairment charge with respect to the assets associated with those operations. We acquired the Argentina assets in the third quarter of 2008, and we continue to closely monitor the results of operations and financial condition of these assets, as well as the economic situation in Argentina.

Services

Revenue from the provision of professional IT services increased for the three months ended September 30, 2009, as compared with the same period in 2008, primarily as a result of several new maintenance service agreements entered into during the first and second quarter of 2009 associated with recent product sales, which has resulted in a larger installed base of our equipment being serviced. In addition, renewals of existing maintenance service agreements have also contributed to the increase in service revenues. In Venezuela, multiple maintenance service contracts were executed, some of which are expected to generate as much as $0.5 million per quarter in revenue.

Service gross margin for the nine months ended September 30, 2009 decreased compared to the same period in 2008, primarily as a result of lower margins for both maintenance and installation and professional services, and also due to the mix of service revenue. Gross margin was impacted by the costs incurred in reorganizing and rebuilding our professional IT support team over the last several quarters as we have made investments in our personnel and market exposure to develop our services portfolio. Offsetting the decrease in gross margin is the synergies achieved from the redistribution of costs between countries which has enabled us to control our costs, while increasing revenues. Our service margins may be impacted by economic downturns or uncertain economic conditions and could decline if any of the factors that impact our gross margins are adversely affected in future periods.

Our service gross margin normally experiences some fluctuations due to various factors such as timing of maintenance service contract initiations and renewals, our strategic investments in headcount, and resources to support this business. Other factors include the mix of service offerings, as the gross margin from our installation and professional services is typically lower than the gross margin from maintenance service agreements. Our continued focus on providing comprehensive support to our customers’ networking devices, applications, and infrastructures, may cause installation and professional services to increase to a higher proportion of total service revenue.

Expenses

Sales, marketing and customer support costs include costs associated with advertising and promoting our products and services as well as supporting the customer after the sale is complete. Sales, marketing and customer support expenses for the three months ended September 30, 2009 reflect the significant investments made beginning in the second quarter of 2008, to expand our sales teams in multiple markets and roll out marketing campaigns supporting our entry into new markets such as Brazil, Peru, El Salvador, Guatemala and Nicaragua. Beginning in 2009, we began reallocating resources by cutting 2008 plans and projects in order to reinvest in newer, more effective ones.

General and administrative expenses include back office expenses such as executive and support staff costs as well as professional fees for accounting, legal and other services associated with our Latin America operations. General and administrative expenses were higher for the three months ended September 30, 2009, than for the same period in 2008, primarily as a result of certain non-recurring costs such as market research, legal fees and other professional fees required to establish a local presence and obtain licenses and permits in connection with our entry into new markets such as Brazil, Peru, El Salvador, Guatemala and Nicaragua. The 2009 period also includes additional professional fees incurred in connection with the processing of CADIVI dollars in Venezuela. Such costs were offset by efficiencies resulting from the optimization of our back-office infrastructure, such as the combination of support functions, and the realization of savings from cost control programs, such as the limitation of travel expenses, implemented over the last several quarters. General and administrative expenses were cut by approximately $6 million on an annual basis, mostly through reductions in salaries, office expenses and office-related expenses, in addition to the reduction in headcount by approximately 300 people. We expect to begin realizing the benefits of our cost-cutting measures during the fourth quarter of 2009 and into 2010.

Depreciation and amortization expense represents the straight line expense recognition of the costs of our property and equipment over their individual estimated useful lives. The expense increased for the three months ended September 30, 2009, as compared to the same period in 2008, primarily as a result of our investments in the capital infrastructure required to support our business in current markets as well as our expansion into new markets.

Amortization of intangible assets represents the straight line expense recognition of the intangible assets acquired in connection with our purchase of companies in Latin America. Amortization expense in the table above has been presented on a pro forma basis as if the acquisitions had occurred on January 1, 2008: therefore the expense is the same for both periods.

Interest expense is the cost associated with our outstanding debt obligations in Latin America including lines of credit, loans from financial institutions and capital leases. Interest expense, net of interest income, decreased for the three months ended September 30, 2009, as compared to 2008, as a result of lower average outstanding debt obligations during the three months ended September 30, 2009 relative to the same period in 2008.

On July 17, 2009, we consummated a purchase and sale transaction under a Securities Purchase Agreement effective as of July 1, 2009 (the “30% Purchase Agreement”) with Alvarado. Pursuant to the 30% Purchase Agreement, we purchased 3,000,000 Common Units (“30% Units”) of Desca for an aggregate purchase price of $1.9 million. As a result of our purchase of the 30% Units under the 30% Purchase Agreement, effective July 1, 2009, we settled the noncontrolling interest purchase price obligation with Alvarado and Desca became our wholly-owned subsidiary. For the nine months ended September 30, 2009, the change in fair value of the noncontrolling interest purchase price obligation of $814,127 was recorded in the statement of operations. The settlement of the noncontrolling interest purchase price obligation in the amount of $6,134,711 was recorded as a credit to additional paid in capital as of September 30, 2009.

Other income and expense is comprised of non-operating items. The expense for the three months ended September 30, 2009, as compared with the expense in 2008, is predominantly a result of losses on the foreign currency swap and changes in foreign currency valuation.

Comparison of the Nine Months Ended September 30, 2009 to the Nine Months Ended September 30, 2008

The following table sets forth, for the periods indicated, pro forma unaudited interim condensed consolidated statements of operations information for our continuing operations in Latin America.

	For the Nine Months Ended September 30,
	2009	2008	Change $	Change %
Revenue
Product Sales	$54,054,423	$72,479,725	$(18,425,302)	(25.4)%
Services	32,686,783	30,577,627	2,109,156	6.9%

Total Revenue	86,741,206	103,057,352	(16,316,147)	(15.8)%
Cost of Revenue
Product Sales	41,432,550	58,858,593	(17,426,044)	(29.6)%
Services	20,850,720	18,003,557	2,847,163	15.8%

Total Cost of Revenue	62,283,270	76,862,150	(14,578,880)	(19.0)%

Gross Profit	24,457,936	26,195,202	(1,737,267)	(6.6)%
	28.2%	25.4%		2.8%

Expenses
Sales, Marketing and Customer Support	18,801,816	16,748,398	2,053,418	12.3%
General and Administrative	19,791,346	19,796,789	(5,443)	(0.0)%
Depreciation and Amortization	1,987,719	1,180,460	807,259	68.4%
Amortization – Intangible Assets	2,611,158	2,611,158	—	(0.0)%

Total Expenses	43,192,039	40,336,805	2,855,234	7.1%

Operating Income (Loss)	(18,734,103)	(14,141,603)	(4,592,501)	32.5%
Interest Expense, Net	(2,741,291)	(2,022,825)	(718,466)	35.5%
Change in Value of Noncontrolling Interest Purchase Price Obligation	814,127	—	814,127	100.0%
Other Income (Expense)	(5,974,192)	(962,725)	(5,011,467)	520.6%

Net Income (Loss)	$(26,635,459)	$(17,127,152)	$(9,508,307)	55.5%

Product Sales

Revenue from product sales decreased for the nine months ended September 30, 2009, as compared to the same period in 2008, primarily due to a slowing economy in several Latin American markets resulting from the global financial crises, combined with significant inflation in countries such as Venezuela, Colombia and Argentina. The slower economy and the rise in inflation have made it more challenging for our customers to maintain their capital spending and, if necessary, obtain credit to fund their purchases. In addition, our association with SIBL has made it more difficult to obtain new customers. Revenue in Colombia in particular was considerably lower in the second quarter of 2009 as compared with the same period in 2008 as several large customers in 2008 made fewer purchases in 2009. Compounding the problem in Colombia, the difficulties that our customers are encountering in terms of obtaining financing resulted in the termination or postponement of several contracts, including one that resulted in a charge to revenue of approximately $1 million. Also contributing to the lower 2009 revenue is a decline in our Argentinean operations, which we acquired during the third quarter of 2008, as a result of our conversion of the operations from sales and service of Sun Microsystems equipment to Cisco equipment.

Product gross margin for the nine months ended September 30, 2009 increased compared to the same period in 2008, primarily due to higher margins achieved in Argentina after the conversion to Cisco equipment referred to above, as our consolidated purchasing power helps to secure volume pricing through Cisco’s rebate program. In addition, a significant sale in Venezuela, with higher than normal profitability, was delivered during the three months ended March 31, 2009. The resulting effective increase in gross margin was partially offset by lower margins realized on several specially priced contracts in Colombia and the $1 million reduction in revenue in Colombia during the second quarter of 2009, as discussed above. Our product margins may be impacted by economic downturns or uncertain economic conditions and could decline if any of the factors that impact our gross margins are adversely affected in future periods.

We have sustained significant operating losses from our operations in Argentina. Our management continues to evaluate whether it is necessary to record an impairment charge with respect to the assets associated with those operations. We acquired the Argentina assets in the third quarter of 2008, and we continue to closely monitor the results of operations and financial condition of these assets, as well as the economic situation in Argentina.

Services

Revenue from the provision of professional IT services increased for the first nine months ended September 30, 2009, as compared with the same period in 2008. Increases resulting from several new maintenance agreements entered into during the first and second quarter of 2009, such as multiple service contracts in Venezuela, some of which are expected to generate as much as $0.5 million per quarter in revenue offset declines experienced in product sales in the first three quarters of 2009 as compared to 2008.

Service gross margin for the nine months ended September 30, 2009 decreased compared to the same period in 2008, primarily as a result of lower margins for both maintenance and installation and professional services, and also due to the mix of service revenue. Gross margin was impacted by the costs incurred in reorganizing and rebuilding our professional IT support team over the last several quarters as we have made investments in our personnel and market exposure to develop our services portfolio. Offsetting the decrease in gross margin is the synergies achieved from the reallocation of costs between countries which has enabled us to control our costs, while increasing revenues. Our service margins may be impacted by economic downturns or uncertain economic conditions and could decline if any of the factors that impact our gross margins are adversely affected in future periods.

Our service gross margin normally experiences some fluctuations due to various factors such as timing of maintenance service contract initiations and renewals, our strategic investments in headcount, and resources to support this business. Other factors include the mix of service offerings, as the gross margin from our installation and professional services is typically lower than the gross margin from maintenance service agreements. Our continued focus on providing comprehensive support to our customers’ networking devices, applications, and infrastructures, may cause installation and professional services to increase to a higher proportion of total service revenue.

Expenses

Sales, marketing and customer support costs include costs associated with advertising and promoting our products and services as well as supporting the customer after the sale is complete. Sales, marketing and customer support expenses were higher for the nine months ended September 30, 2009 than for the same period in 2008 primarily as a result of significant investments made, beginning in the second quarter of 2008, to expand our sales teams in multiple markets and roll out several marketing campaigns supporting our entry into new markets such as Brazil, Peru, El Salvador, Guatemala and Nicaragua, primarily in 2008.

General and administrative expenses include back office expenses such as executive and support staff costs as well as professional fees for accounting, legal and other services associated with our Latin America operations. General and administrative expenses for the nine months ended September 30, 2009 were consistent with the same period in 2008. Higher costs during the first quarter of 2009, including certain non-recurring costs such as market research, legal fees and other professional fees required to establish a local presence and obtain licenses and permits in connection with our entrance into new markets such as Brazil, Peru, El Salvador, Guatemala and Nicaragua, were offset by efficiencies from the optimization of our back-office infrastructure, such as the combination of support functions, and the realization of savings from cost control programs, such as the limitation of travel expenses, implemented over the last several quarters. General and administrative expenses were cut by approximately $6 million on an annual basis, mostly through the reduction in salaries, office expenses and office-related expenses, in addition to the reduction in headcount by approximately 300 people. We expect to begin realizing the benefits of our cost-cutting measures during the fourth quarter of 2009 and into 2010.

Depreciation and amortization expense represents the straight line expense recognition of the costs of our property and equipment over their individual estimated useful lives. The expense increased for the nine months ended September 30, 2009, as compared to the same period in 2008, primarily as a result of our investments in the capital infrastructure required to support our business in current markets as well as our expansion into new markets.

Amortization of intangible assets represents the straight line expense recognition of the intangible assets acquired in connection with our purchase of companies in Latin America. As the amortization expense in the table above has been presented on a pro forma basis as if the acquisitions had occurred on January 1, 2008, the expense is the same for both periods.

Interest expense is the cost associated with our outstanding debt obligations in Latin America including lines of credit, loans from financial institutions and capital leases. Interest expense increased for the nine months ended September 30, 2009, as compared to 2008, primarily a result of higher average outstanding debt obligations during the nine months ended September 30, 2009.

On July 17, 2009, we consummated a purchase and sale transaction under a 30% Purchase Agreement effective as of July 1, 2009 with Alvarado. Pursuant to the 30% Purchase Agreement, we purchased the 30% Units of Desca for an aggregate purchase price of $1.9 million. As a result of our purchase of the 30% Units under the 30% Purchase Agreement, effective July 1, 2009, we settled the noncontrolling interest purchase price obligation with Alvarado and Desca became our wholly-owned subsidiary. For the nine months ended September 30, 2009, the change in fair value of the noncontrolling interest purchase price obligation of $814,127 was recorded in the statement of operations. The settlement of the noncontrolling interest purchase price obligation in the amount of $6,134,711 was recorded as a credit to additional paid in capital as of September 30, 2009.

Other income and expense is comprised of non-operating items. The expense for the nine months ended September 30, 2009, as compared with the expense in 2008, is predominantly a result of losses on the foreign currency swap and changes in foreign currency valuation.

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

Comparison of the Three Months Ended September 30, 2009 to the Three Months Ended September 30, 2008

The following table sets forth, for the periods indicated, unaudited interim condensed consolidated statements of operations information for our continuing operations in the South Pacific.

	For the Three Months Ended September 30,
	2009	2008	Change $	Change %
Revenue
Product Sales	$979,119	2,194,486	(1,215,367)	(55.4)%
Services	3,778,575	3,256,799	521,777	16.0%

Total Revenue	4,757,694	5,451,285	(693,590)	(12.7)%
Cost of Revenue
Product Sales	941,168	1,944,973	(1,003,804)	(51.6)%
Services	1,307,488	1,051,897	255,592	24.3%

Total Cost of Revenue	2,248,656	2,996,870	(748,213)	(25.0)%

Gross Profit	2,509,038	2,454,415	54,623	2.2%
	52.7%	45.0%		7.7%

Expenses
Sales, Marketing and Customer Support	1,065,781	756,899	308,882	40.8%
General and Administrative	929,115	1,274,527	(345,412)	(27.1)%
Depreciation and Amortization	1,083,880	323,422	760,458	235.1%
Amortization – Intangible Assets	138,275	186,347	(48,072)	(25.8)%

Total Expenses	3,217,051	2,541,195	675,856	26.6%

Operating Income (Loss)	(708,013)	(86,780)	(621,234)	715.9%
Interest Expense, Net	(409,772)	(131,741)	(278,030)	211.0%
Other Income (Expense)	333,670	589,813	(256,143)	(43.4)%

Net Income (Loss)	$(784,115)	$371,292	$(1,155,407)	(311.2)%

Product Sales

Revenue from product sales decreased for the three months ended September 30, 2009, as compared to the same period in 2008, primarily as a result of extremely aggressive pricing programs pursued by some of our competitors on sales of servers, PCs and peripherals and slower sales of telecommunications products such as handsets and accessories. Additionally, in April 2009, the Reserve Bank of Fiji announced that Fiji’s currency had been devalued by 20% effective immediately and the President of Fiji annulled the country’s constitution, terminated all the judges in the country and declared himself the head of state. As a result of these actions, there has been concern over the future business environment in Fiji which has resulted in slower sales of expensive technology equipment. In connection with the restructuring and sales of operations in certain markets mentioned above, we have intentionally decreased our sales volume of low margin PC and peripheral products and have continued to focus our future business on the provision of professional IT and other services such as communication services via our undersea cable operations and the delivery of cable television services through our acquisition of Pacific Island Cable on American Samoa.

As a result of the factors discussed above and the uncertainty caused by such factors, our management is reviewing all options with respect to our operations in Fiji. At September 30, 2009, assets in Fiji amounted to approximately $1.8 million and liabilities amounted to approximately $1.1 million. Any decision with respect to these operations is not expected to have a material adverse impact on our operations as a whole.

The cost of revenue from product sales decreased at a slower rate than the corresponding revenue due to changes in the sales mix in 2009 as compared with 2008, which reflects our shift away from lower margin servers, PCs and peripherals.

Services

Revenue from the provision of professional services for the three months ended September 30, 2009 increased as compared with the same period in 2008 primarily as a result of the provision of communication services through our undersea cable operations, as well as revenues generated from our cable television operations, both of which began generating revenues during the second quarter of 2009.

The cost of revenue from the provision of professional services for the three months ended September 30, 2009 increased over the same period in 2008 mainly as a result of short-term cost overlaps required to transition the provision of certain of our communication services from satellite based networks to the new undersea fiber optic cable. In addition, our new cable television service offerings carry a lower overall margin than some of our other services.

Expenses

Sales, marketing and customer support expenses were higher for the three months ended September 30, 2009 than for the same period in 2008. This increase resulted primarily from the costs associated with several marketing promotions and campaigns as well as community service programs launched to commemorate AST Telecom’s 10-year presence in American Samoa.

General and administrative expenses were lower for the three months ended September 30, 2009 than for the same period in 2008. This reduction resulted primarily from the benefits of the regional reorganization, including lower back office support costs such as personnel, travel, rent, and insurance as well as lower professional fees.

Expenses related to the depreciation of property, plant and equipment for the three months ended September 30, 2009 were higher than for the same period in 2008 mainly due to the installation of new network equipment to support the undersea cable operations.

Expenses related to the amortization of intangible assets for the three months ended September 30, 2009 decreased from the same period in 2008 primarily due to the ending of the estimated useful life, and hence the amortization period, of certain intangible assets acquired in connection with acquisitions made during the three months ended March 31, 2006 offset by the amortization of certain intangible assets acquired in connection with our acquisition of Pacific Island Cable.

Interest expense, net of interest income, for the three months ended September 30, 2009 increased as compared to the same period in 2008 as a result of higher average outstanding debt balances in 2009 as compared with 2008. Although certain debt was paid down over the last several quarters, new debt associated with the undersea cable operations, including the $16.7 million Term Loan Agreement described above under “Recent Developments” resulted in higher interest expense for the three months ended September 30, 2009, as compared with the same period in 2008.

Other expense, net of other income was lower for the three months ended September 30, 2009 than for the same period in 2008 mainly as a result of gains from changes in foreign currency rates experienced in 2009.

Comparison of the Nine Months Ended September 30, 2009 to the Nine Months Ended September 30, 2008

The following table sets forth, for the periods indicated, unaudited interim condensed consolidated statements of operations information for our continuing operations in the South Pacific.

	For the Nine Months Ended September 30,
	2009	2008	Change $	Change %
Revenue
Product Sales	$2,891,755	5,290,112	(2,398,357)	(45.3)%
Services	10,678,494	10,721,074	(42,580)	(0.4)%

Total Revenue	13,570,249	16,011,186	(2,440,936)	(15.2)%
Cost of Revenue
Product Sales	2,614,924	4,465,463	(1,850,543)	(41.4)%
Services	3,853,354	3,227,766	625,588	19.4%

Total Cost of Revenue	6,468,274	7,693,229	(1,224,954)	(15.9)%

Gross Profit	7,101,975	8,317,957	(1,215,982)	(14.6)%
	52.3%	52.0%		0.4%

Expenses
Sales, Marketing and Customer Support	2,250,678	2,557,643	(306,966)	(12.0)%
General and Administrative	2,580,442	3,854,860	(1,274,418)	(33.1)%
Impairment of Goodwill	1,025,717	630,802	394,915	62.6%
Depreciation and Amortization	1,948,136	1,044,834	903,302	86.5%
Amortization – Intangible Assets	841,108	559,042	282,066	50.5%

Total Expenses	8,646,081	8,647,181	(1,101)	(0.0)%

Operating Income (Loss)	(1,544,106)	(329,224)	(1,214,881)	369.0%
Interest Expense, Net	(641,605)	(418,734)	(222,870)	53.2%
Other Income (Expense)	259,576	491,753	(232,177)	(47.2)%

Net Income (Loss)	$(1,926,135)	$(256,205)	$(1,669,928)	651.8%

Product Sales

Revenue from product sales decreased for the nine months ended September 30, 2009, as compared to the same period in 2008, primarily as a result of extremely aggressive pricing programs pursued by some of our competitors on sales of servers, PCs and peripherals, slower sales of telecommunications products such as handsets and accessories and a large corporate communication system sale in Fiji that occurred during the first quarter of 2008 was not repeated in 2009. Additionally, in April 2009, the Reserve Bank of Fiji announced that Fiji’s currency had been devalued by 20% effective immediately and the President of Fiji annulled the country’s constitution, terminated all the judges in the country and declared himself the head of state. As a result of these actions, there has been concern over the future business environment in Fiji which has resulted in slower sales of expensive technology equipment. In connection with the restructuring and sales of operations in certain markets mentioned above, we have intentionally decreased our sales volume of low margin PC and peripheral products and have continued to seek out ways to focus our future business on the provision of professional IT and other services such as communication services via our undersea cable operations and the delivery of cable television services through our acquisition of Pacific Island Cable on American Samoa.

As a result of the factors discussed above and the uncertainty caused by such factors, our management is reviewing all options with respect to our operations in Fiji. At September 30, 2009, assets at Fiji amounted to approximately $1.8 million and liabilities amounted to approximately $1.1 million. Any decision with respect to these operations is not expected to have a material adverse impact on our operations as a whole.

The cost of revenue from product sales decreased at a slower rate than the corresponding revenue due to changes in the sales mix in 2009 as compared with 2008, which reflects our shift away from lower margin servers, PCs and peripherals.

Services

Overall, revenue from the provision of professional services for the nine months ended September 30, 2009 decreased as compared with the same period in 2008. Decreases resulting from the Pacific island markets that were closed or sold during 2008, lower revenue in Fiji due to the devaluation and political changes mentioned above, as well as declines in telecommunications services stemming from aggressive pricing programs were partially offset by growth in our continuing markets and our new service offerings. During the second quarter of 2009, we began generating revenue via the provision of communication services through our undersea cable operations and had our first full quarter of revenue from our cable television operations.

The cost of revenue from the provision of professional services for the nine months ended September 30, 2009 increased over the same period in 2008 mainly as a result of short-term cost overlaps required to transition the provision of certain of our communication services from satellite based networks to the new undersea fiber optic cable. In addition, our new cable television service offerings carry a lower overall margin than some of our other services.

Expenses

Sales, marketing and customer support expenses were lower for the nine months ended September 30, 2009 than for the same period in 2008. This reduction resulted primarily from the benefits of the regional reorganization, such as operating in fewer markets and scaled back advertising and marketing in certain other markets. In addition, we have evaluated staffing levels along our various geographic locations and lines of business and have made adjustments, where possible, to reduce our costs.

General and administrative expenses were lower for the nine months ended September 30, 2009 than for the same period in 2008. This reduction resulted primarily from the benefits of the regional reorganization, including lower back office support costs such as personnel, travel, rent, and insurance as well as lower professional fees.

The 2009 impairment of goodwill represents non-cash charges incurred during the first quarter of 2009. As mentioned above, in April 2009, the Reserve Bank of Fiji announced that Fiji’s currency had been devalued by 20% effective immediately. Also, in April 2009, the President of Fiji annulled the country’s constitution, terminated all the judges in the country and declared himself the head of state. As a result of these actions, the Ah Koy litigation discussed in the “Legal Proceedings” section below and Fiji’s current economic instability and uncertain business climate, we undertook a review of the carrying value of our goodwill related to our operations in Fiji during the first quarter of 2009. Based on this review, we determined that the value of our goodwill related to our operations in Fiji had been impaired and, accordingly, during the first quarter of 2009 we recorded an impairment charge of $1,025,717. During the nine months ended September 30, 2008, we made the decision to restructure the operations in certain specific South Pacific Island nations (other than Fiji, Papua New Guinea and America Samoa). As a result of this decision, we undertook a review of the carrying amount of our goodwill as of September 30, 2008 and determined that the value of our goodwill related to certain specific South Pacific Island nations had been impaired. Accordingly, during the nine months ended September 30, 2008 we recorded an impairment charge of $630,802.

Expenses related to the depreciation of property, plant and equipment for the nine months ended September 30, 2009 were higher than for the same period in 2008 mainly due to the installation of new network equipment to support the undersea cable operations.

Expenses related to the amortization of intangible assets for the nine months ended September 30, 2009 increased from the same period in 2008 primarily due to the write off of contract rights associated with the activation of the undersea cable operations, partially offset by the ending of the estimated useful life, and hence the amortization period, of certain intangible assets acquired in connection with acquisitions made during the three months ended March 31, 2006.

Interest expense, net of interest income, for the nine months ended September 30, 2009 increased as compared to the same period in 2008 as a result of new debt associated with the undersea cable operations that was obtained in the late first quarter of 2009 and into the second quarter of 2009, including the $16.7 million Term Loan Agreement described above under “Recent Developments”.

Other expense, net of other income was lower for the nine months ended September 30, 2009 than for the same period in 2008 mainly as a result of gains from changes in foreign currency rates experienced in 2009, partially offset by higher charges associated with the noncontrolling interest and the termination of the amortization period for the sale leaseback gain in Fiji in the first quarter of 2008.

Results of Operations – Corporate and Discontinued Operations

Comparison of the Three and Nine Months Ended September 30, 2009 to the Three and Nine Months Ended September 30, 2008

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

	For the Three Months Ended September 30,
	2009	2008	Change $	Change %
Expenses
General and Administrative	$1,375,329	$2,210,430	$(835,102)	(37.8)%
Depreciation and Amortization	24,536	8,581	15,955	185.9%

Total Expenses	1,399,865	2,219,011	(819,147)	(36.9)%

Operating Income (Loss)	(1,399,865)	(2,219,011)	819,147	(36.9)%
Interest Expense, Net	61,243	169,830	(108,588)	(63.9)%
Other Income (Expense)	(72,166)	(99,735)	27,568	(27.6)%
Income (Loss) from Discontinued Operations	(2,034)	144,444	(146,478)	(101.4)%

Net Income (Loss)	$(1,412,822)	$(2,004,472)	$591,649	(29.5)%

	For the Nine Months Ended Setptember 30,
	2009	2008	Change $	Change %
Expenses
General and Administrative	$10,280,500	$10,018,922	$261,577	2.6%
Depreciation and Amortization	50,566	16,012	34,554	215.8%

Total Expenses	10,331,066	10,034,934	296,131	3.0%

Operating Income (Loss)	(10,331,066)	(10,034,934)	(296,131)	3.0%
Interest Expense, Net	55,179	(1,842,756)	1,897,935	(103.0)%
Other Income (Expense)	167,307	(90,974)	258,281	(283.9)%
Income (Loss) from Discontinued Operations	(9,507,171)	(12,073,312)	2,566,141	(21.3)%

Net Income (Loss)	$(19,615,751)	$(24,041,976)	$4,426,226	(18.4)%

General and administrative expenses are predominantly corporate overhead expenses including executive costs and fees for professional services. The decrease for the three months ended September 30, 2009 as compared to the same period from 2008 was primarily the result of lower accounting and other professional fees, partially offset by higher compensation costs pertaining to the new and expanded management team that was assembled during the second and third quarter of 2008. The increase for the nine months ended September 30, 2009 as compared to the same period from 2008 was predominantly a result of higher compensation costs pertaining to the new and expanded management team that was assembled during the second and third quarter of 2008 and higher professional fees for legal fees related to the sale of Datec PNG and an unsuccessful potential acquisition. The increase was offset by lower accounting fees and the recognition of income due to the settlement of previously recorded obligations.

On an overall basis, we have been able to cut general and administrative expenses by approximately $3 million on an annual basis, mostly through the reduction in legal, accounting and professional fees, as well as through the reduction in headcount. We expect to begin realizing the benefits of our cost-cutting measures during the fourth quarter of 2009 and into 2010.

The capital investments made at our corporate office to accommodate the growth in headcount resulted in higher depreciation costs in both the three and nine months ended September 30, 2009 as compared with the same periods in 2008.

Interest expense, net is a factor of our average outstanding debt and/or excess cash position during the period. At January 1, 2009, we had $12.0 million outstanding under a bridge loan agreement with SIBL which incurred interest at 6%. This obligation was converted to shares of our Series B Preferred Stock on February 6, 2009. The expense incurred on this obligation was offset by interest earned on short term investments of excess cash on hand with financial institutions ranging from overnight agreements to nine month certificates of deposit. During the nine months ended September 30, 2008, we had a $30.3 million convertible long-term debt obligation outstanding with SIBL, which incurred interest at 10%. In addition, the associated deferred financing costs and note discount were being amortized into interest expense over the term of the note. This obligation was converted to Series A Preferred Stock and, ultimately common stock on June 30, 2008.

Other Income is generally comprised of one-time, non-operating income and expense items. The increase for both the three and nine months ended September 30, 2009 as compared with the same periods in 2008 is predominantly a result of a decrease in the value of our liability regarding certain warrants to purchase our common stock, resulting in income for the current period.

The income (loss) from discontinued operations pertains primarily to our investment in Latin Node and the sale of our operations in Papua New Guinea. Latin Node was classified as a discontinued operation on January 28, 2008 and, on June 12, 2008 filed for an assignment for benefit of creditors, whereby all of the assets of Latin Node were transferred to an assignee. We continued to reflect the assets, liabilities and results of operations of Latin Node under the consolidation method of accounting because we were deemed to be the principal secured creditor under the assignment for benefit of creditors and, as such, were entitled to receive all of the proceeds from any asset sales after the payment of the costs of administration. On November 18, 2008, we reached a settlement agreement regarding Latin Node’s final assets. Once our control over Latin Node was effectively lost on November 18, 2008, we deconsolidated Latin Node and began using the equity method of accounting for the investment. The results during the three and nine months ended September 30, 2008 reflect the losses sustained during the final months of Latin Node’s operations as well as expenses incurred in connection with legal and other costs pertaining to the FCPA investigation and subsequent discontinuance of Latin Node. During the first quarter of 2009, we received and subsequently cancelled, 375,000 shares of our common stock as a result of a litigation settlement stemming from the purchase of Latin Node, resulting in a gain of approximately $0.5 million. In April 2009, we sold our operations in Papua New Guinea and, as a result, have classified the results of operations for our Papua New Guinea operations as discontinued operations for all periods presented in our unaudited interim condensed consolidated financial statements.

Liquidity and Capital Resources

Modification of Financing Arrangements with Stanford International Bank Ltd. and Recent Financial Collapse

Prior to 2009, our principal source of liquidity has been the issuances of equity and debt securities, including preferred stock and convertible promissory notes, to SIBL.

As noted above in “Recent Developments” on July 21, 2008, we entered into a Credit Agreement with SIBL, pursuant to which SIBL agreed to provide a loan to us in the principal amount of up to $40 million. On February 6, 2009, as part of a modification to our capital structure, we entered into a Modification Agreement and a Fourth Amendment with SIBL, the terms and provisions of which are more fully described above in “Recent Developments.”

As a result of the SIBL receiverships, and the uncertainty caused by them, we have lost access to one of our primary sources of financing which will negatively impact our ability to obtain additional capital which we may need to fund our expansion plans and service our debt obligations. Also, due to the recent circumstances surrounding SIBL, our association with SIBL has become a significant detriment to our operations and prospects. Several banks in Latin America have restricted our access to revolving credit lines or have prevented additional draws on open credit lines requiring us to use cash reserves to remain current with our vendors. Our lines of credit with certain vendors have also been tightened with additional deposit or security requirements being added. The uncertainty caused by the possible impact of our association with SIBL has also inhibited our ability to obtain third party financing and has caused us to expend significant amounts of working capital that were not budgeted or anticipated. However, we do not believe that these factors will have a material adverse effect on our business, financial condition or results of operations.

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

Overall Cash Inflows and Outflows

We incurred a $30.6 million loss from continuing operations and used $28.8 million of cash in continuing operations for the nine months ended September 30, 2009. As of September 30, 2009, we have a $149.7 million accumulated deficit and working capital of $6.3 million.

Operating Activities. We used $28.8 million to fund operations during the nine months ended September 30, 2009. For the nine months ended September 30, 2009, our loss from continuing operations, net of income tax expense amounted to $38.8 million, which included net non-cash expense of $10.5 million. Changes in operating assets and liabilities utilized $0.5 million in cash.

Investing Activities. We used $2.9 million to fund investing activities during the nine months ended September 30, 2009. We received approximately $8.2 million from the redemption of certificates of deposit and $5.6 million from the sale of one of our subsidiaries. We paid approximately $3.6 million for the acquisitions of entities and approximately $15.6 million for investments in capital assets.

Financing Activities. We received approximately $8.1 million in cash from financing activities during the nine months ended September 30, 2009. During the nine months ended September 30, 2009, we received $4.1 million in net proceeds from lines of credit, notes payable and long-term debt and $6.0 million of proceeds from subscriptions receivable from the noncontrolling interest of one of our subsidiaries. We paid an aggregate of $0.7 million in cash for our capital leases during the nine months ended September 30, 2009.

On June 8, 2009, we entered into a Term Loan Agreement in the amount of $16,672,000 with ANZ, whereby the proceeds of the term loan were used to fund the construction, installation and delivery to customers of a fully operational underwater fiber optic cable linking America Samoa and Samoa to Hawaii and providing improved long distance telecommunication and data services.

The successful management of our working capital needs is a key driver of our growth and cash flow generation of our operations in Latin America. One measurement we use to monitor working capital is days sales outstanding (“DSO”), which measures the number of days we take to collect revenue after a sale is made. Our consolidated annualized DSO has remained consistent at 111 days as of September 30, 2009 and December 31, 2008. Our DSO as of December 31, 2008 is on a pro forma basis to give effect to our 2008 acquisitions, as if these transactions occurred on January 1, 2008, and the classification of Datec PNG as discontinued operations.

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

In order to address and mitigate these issues, we either (i) enter into short-term financing arrangements with our vendors which extends the date when payment is due, (ii) obtain short-term financing from local banks in country, or (iii) we may deploy working capital from eLandia. Additionally, we continue to successfully decrease our working capital debt and related interest expense in Latin America and have been able to refinance our long-term needs with long-term debt, which historically was not possible.

We continue to make appropriate applications through the Venezuelan government and CADIVI for approval to obtain U.S. Dollars at the official exchange rate. However, in recent periods, we have experienced difficulties in obtaining such approvals on a timely basis and we have not been given any assurances as to when the approval process would be completed. Due to these delays, we have used available local currency paid by customers to reduce our debt obligations denominated in that local currency. As a result, when approvals from CADIVI have been obtained we have had to promptly acquire Bolivars using a legal parallel exchange process in order to obtain U.S. Dollars at the official exchange rate which can then be repatriated and used to meet our working capital needs. If previously obtained approvals do not ultimately result in currency conversions at the official exchange rate or if there is a delay in approvals being honored by CADIVI, we would be required to obtain U.S. Dollars at a substantially less favorable exchange rate which would negatively impact our financial results and financial position. From time to time, we may have to recognize charges to operating income in connection with the exchange of Bolivars to U.S. Dollars at rates which were unfavorable to the official exchange rate. During the first half of the fourth quarter of 2009, we have received a large amount of approvals from CADIVI which we expect to substantially reduce the risk on our payables and debt obligations.

We believe that we have sufficient working capital at the parent company level in order to satisfy any subsidiary needs to the extent that such fundings are in our best interest as a whole. However, to the extent that we must rely on short-term financing from vendors or local banks, these financing arrangements may involve high interest rates or payment terms which could be unfavorable to us.

While we have begun to see the beginnings of economic stability and recovery in the markets we currently serve, the recent global economic crisis has caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit, equity and fixed income markets. In addition, our association with SIBL, and the related ongoing uncertainties have made our efforts to raise additional capital more difficult. These conditions not only limit our access to capital, but also make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and could cause U.S. and foreign businesses to slow spending on our products and services, which would delay and lengthen sales cycles. Furthermore, during challenging economic times our customers may face issues including:

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

Our anticipated growth and expansion in Latin America has required significant use of our working capital, as well as the use of vendor financings and other forms of borrowings. Along with these investments, we have incurred significant expenses to fund our anticipated growth. Our customer activity is influenced by seasonal effects related to traditional retail selling periods and other factors specific to our target customer base. As such, sales are generally higher in the fourth quarter and, accordingly, we believe we will experience revenue growth or expansion during the remainder of 2009 and into 2010. As a result of the anticipated growth, we will need access and availability to our existing vendor financings and credit facilities and/or will need to obtain additional financing and capital resources. We have also begun utilizing our cash resources to reduce our short-term debt and purchase additional inventory. While we expect to utilize additional cash resources during the fourth quarter of 2009, we believe that our cash position will steadily increase through the first half of 2010.

Our capital expenditures, together with ongoing operating expenses and obligations to service our debts, will likely decrease our available cash balances during the next fiscal year. We believe that our current level of working capital will be sufficient to sustain our current operations and service our debt obligations through at least October 1, 2010. However, there can be no assurance that the plans and actions proposed by management will be successful or that unforeseen circumstances will not require us to seek additional funding sources in the future or effectuate plans to conserve liquidity in the event additional sources of funds are needed or may not be available on acceptable terms, if at all. Although the overall economy is showing signs of recovery, in particular in the markets we serve, the current macro-economic conditions create risk and our ability to measure and react to these issues, as well as any issues that may arise as a result of the SIBL matter, will ultimately factor into our future success and ability to meet our business objectives and fulfill our business plan. In addition, if we are not able to sell our assets or our sources of revenue do not generate sufficient capital to fund operations, we will need to identify other sources of capital and/or we may be required to modify our business plan. Our inability to obtain needed debt and/or equity financing when needed or to generate sufficient cash from operations may require us to scale back our business plan and limit our planned growth and expansion activities, abandon projects and/or curtail capital expenditures. The current challenging economic conditions and the unusual events that have affected global financial markets may impair our ability to identify and secure other sources of capital. At this time, we cannot provide any assurance that other sources of capital will be available.

As discussed above, since January 1, 2009 our cash position has been declining. We must therefore collect outstanding receivables more rapidly and are materially dependent on the ability and willingness of our customers to pay the invoiced amounts more rapidly than in the recent past. If we cannot strengthen our overall financial position, we may experience restrictions on our vendor credit. Such events would have a material adverse impact on our results of operations and financial condition.

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

No other changes to internal controls over financial reporting have come to management’s attention during the nine months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 22, 2008, Latin Node was named as a defendant in a third party complaint filed in the 11th Judicial Circuit of the State of Florida in and for Miami-Dade County, Florida, bearing case number 08-922-CA-01 (06) by Juan Pablo Vasquez, Olivia de la Salas and Gloria Vasquez, former employees of Latin Node, Inc. The Plaintiffs were terminated with “cause” by Latin Node and have brought an action for breach of contract. The Plaintiffs seek damages (including but not limited to severance pay and compensation for accrued but unused vacation pay), together with attorneys’ fees. On June 26, 2009, the court entered a notice of lack of prosecution in this case and directed the parties to appear on September 18, 2009 for a hearing on the court’s motion of dismissal for lack of prosecution in the case. On September 21, 2009, the court issued an order dismissing the action for lack of prosecution.

On June 12, 2008, Latin Node filed for an assignment for benefit of creditors in the 11th Judicial Circuit in and for Miami-Dade County, Florida (case no. 08-33495 CA11). As part of this proceeding, all of the assets of Latin Node were transferred to Michael Phelan, assignee. On July 17, 2008, all of these assets were sold to the highest bidder, Business Telecommunications Services, Inc. (“BTS”). Since we were the principal creditor of Latin Node, we had the right to receive all of the proceeds from such sale after the payment of the costs of administration. The immediate proceeds from the sale of these assets were used to pay these administrative costs. A final court order approving the disposition of the proceeds from the sale of all other assets was scheduled for May 21, 2009. However, on May 20, 2009, Empresa Hondurena de Telecomunicaciones filed a Motion for Continuance or in the alternative Motion to Stay the Assignee’s Motion to Approve Final Report and Fees to Assignee, Assignee’s Counsel and Assignor’s Counsel, Disburse Remaining Funds to Priority and Unsecured Creditors, Discharge Assignee and Close Case. At a hearing held on August 28, 2009 on said motions, the court ordered the parties to select a forensic examiner to conduct an examination and determine whether the claims made by Hondutel are valid. On September 17, 2009, the court appointed a forensic examiner, whose report is expected to be completed by the end of 2009.

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

A hearing to review the order granting the interim injunction was scheduled for April 20, 2009. That hearing was cancelled due to the closure of the Fiji courts by the military led Fiji government. The hearing has been rescheduled a number of times and is now set to be held on December 2, 2009.

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

On April 15, 2009, we filed a motion seeking a preliminary injunction to preclude defendants from prosecuting the Fiji Action or causing that action to be prosecuted. On April 17, 2009, the defendants filed a motion to dismiss for lack of personal jurisdiction and a memorandum in opposition to our motion for a preliminary injunction on grounds of personal jurisdiction with the court and we, in turn, filed, among others, our opposition to said motion on May 4, 2009. A hearing was held on July 7, 2009, on the personal jurisdiction issue and preliminary injunction. On August 24, 2009, the Court entered a Report and Recommendation on Motion to Dismiss recommending that the defendants motion for lack of personal jurisdiction be dismissed and an Order stating that our preliminary injunction motion would not be adjudicated at this stage and denied the same without prejudice. On September 11, 2009, the defendants filed objections to the Court’s Report and Recommendation and on October 5, 2009 we filed our response to said objections. On September 8, 2009, we filed a Second Amended Complaint to which the defendants filed an Answer and Affirmative Defenses on October 9, 2009. On October 9, 2009, the defendants also filed a Motion for Summary Judgment based on our alleged lack of standing. Orders on the pending objections and motions have not yet been entered by the Court. Additionally, on August 22, 2009, the Court issued a Scheduling Order setting forth a timeline for this case.

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

Desca Acquisition

On July 17, 2009, under the terms of the 30% Purchase Agreement, we issued to Alvarado 2,500,000 shares of our common stock, valued at $0.9 million based on the closing stock price of $0.34 on July 17, 2009. These shares were issued in a transaction exempt from registration under Section 4(2) of the Securities Act or Regulation D promulgated thereunder.

CTT Release of Escrow Amount

In connection with the release of amounts held in escrow to satisfy certain indemnification claims, on September 30, 2009, we issued 350,000 shares of our common stock to the CTT Sellers, valued at $105,000 based on the closing stock price of $0.30 on September 30, 2009. These shares were issued in a transaction exempt from registration under Section 4(2) of the Securities Act or Regulation D promulgated thereunder.

Transistemas Settlement Agreement

On August 27, 2009, pursuant to the terms of the Settlement Agreement, we issued to the former owners of Transistemas 433,333 shares of our common stock valued of $156,000 based on a closing stock price of $0.36 on August 27, 2009. These shares were issued in a transaction exempt from registration under Section 4(2) of the Securities Act or Regulation D promulgated thereunder.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Document	Method of Filing
10.1	Securities Purchase Agreement, effective as of July 1, 2009, by and between eLandia International Inc. and Jorge Enrique Alvarado Amado.	Filed herewith.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELANDIA INTERNATIONAL INC.

Date: November 16, 2009	By:	/s/ Pete R. Pizarro
Pete R. Pizarro
Chief Executive Officer

Date: November 16, 2009	By:	/s/ Harley L. Rollins, III
Harley L. Rollins, III
Chief Financial Officer

Exhibit Index

Exhibit No.	Description of Document	Method of Filing
10.1	Securities Purchase Agreement, effective as of July 1, 2009, by and between eLandia International Inc. and Jorge Enrique Alvarado Amado.	Filed herewith.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.