Form 10-K
period 2009-12-31
ELANDIA INTERNATIONAL INC.
filed 2010-04-16
CIK 1352819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

Commission File No. 0-51805

ELANDIA INTERNATIONAL INC.

(Exact name of registrant as specified in its charter)

Delaware	71-0861848
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8200 NW 52nd Terrace, Suite 102, Miami, FL	33166
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, a non-accelerated filer or a smaller reporting company as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2009, was approximately $3.8 million as computed by reference to the average bid and ask price of the common stock as quoted on the OTC Bulletin Board on such date.

As of April 15, 2010, the number of outstanding shares of common stock, $0.00001 par value per share, of the registrant was 27,630,220.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive information statement of eLandia International Inc. relating to the 2010 annual election of directors to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s 2009 fiscal year are incorporated by reference into Part III of this Form 10-K.

ELANDIA INTERNATIONAL INC.

FORM 10-K

Fiscal Year Ended December 31, 2009

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, and are subject to risks, uncertainties, and other factors which could cause actual results to differ materially from those expressed or implied in such forward-looking statements. See “Item 1A. Risk Factors.” Unless otherwise indicated in this Annual Report or the context otherwise requires, all references in this Current Report to “eLandia,” the “Company,” “us,” “our” or “we” are to eLandia International Inc.

PART I

ITEM 1.	BUSINESS

eLandia is a provider of Information and Communications Technology (“ICT”) products and services to small, medium-sized and large businesses as well as government entities and service providers, primarily in Latin America. We have presence in over 17 countries, including Argentina, Colombia, Costa Rica, Ecuador, El Salvador, Guatemala, Honduras, Mexico, Nicaragua, Panama, Trinidad & Tobago, Venezuela and the United States. eLandia also operates in the South Pacific region through our wholly-owned subsidiary, AST Telecom, LLC (“AST”) which offers mobile communications, Internet services and cable TV services (Moana TV) in American Samoa under the Bluesky Communications brand. In addition, we also own 66 2/3% of the American Samoa Hawaii Cable, LLC (“ASH Cable”) in partnership with the American Samoa Government, providing high-speed networking connections between the territory of American Samoa and the rest of the world.

We provide innovative technology solutions that help customers increase efficiency, improve business agility, decrease costs, and maximize their existing ICT investments in order to achieve competitive advantages. Our service portfolio currently consists of three core business offerings: Network Integration, Managed Services and Business Transformation Solutions, all of which assist our customers compete effectively in the global economy. We also hold more than 38 certifications and specializations from leading technology companies, including Cisco Systems, Inc. (“Cisco”), Microsoft Corporation (“Microsoft”) and others.

eLandia corporate headquarters are located at 8200 NW 52 Terrace Doral, Florida 33166. The telephone number is (305) 415-8830.

Company background

Our current operations began in 2006 when eLandia acquired Datec and AST (also known as Bluesky Communications). AST represents our operations in American Samoa. In 2007, we expanded by completing the acquisition of a 70% majority interest in eLandia/Desca Holdings, LLC (“Desca”), a network integration company with operations in Latin America. On July 1, 2008, we acquired Transistemas S.A., an Argentine network integration services provider, through Desca. On October 15, 2008, we acquired Center of Technology Transfer Corporation (“CTT”), a leading Latin American IT education company. On March 27, 2009, we acquired the assets of Pacific Island Cable, a cable TV operator located in American Samoa, through American Samoa Entertainment, Inc.

Recent Events

Modification of Financing Arrangements with Stanford International Bank Ltd. and Restructuring of Capital.

In the latter half of 2008 and the beginning of 2009, without any advance warning, we were advised by Stanford International Bank Ltd. (“SIBL”), our then principal stockholder, that due to the deteriorating global economic conditions it would not be able to extend the full amount of its $40 million loan commitment to us under a Credit Agreement, dated July 21, 2008 (the “Credit Agreement”). As a result of these developments, on February 6, 2009, as part of a modification to our capital structure, we entered into a Modification Agreement (the “Modification Agreement”) with SIBL. Pursuant to the Modification Agreement, our financing arrangement with SIBL was substantially revised. Specifically, under the terms of the Modification Agreement:

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

•	SIBL agreed to place all of its shares of our common stock and Series B Preferred Stock in a voting trust pursuant to a voting trust agreement;

•	all registration rights agreements between us and SIBL were terminated with no further obligation on our part to file any registration statement for the benefit of SIBL;

•	we agreed to amend the Executive Employment Agreement of Pete R. Pizarro, our Chief Executive Officer, who would have otherwise been entitled to terminate his employment for “Good Reason;” and

•

SIBL agreed to the transfer by February 28, 2009 to us of $2.35 million of indebtedness of our subsidiary, Desca, due to an affiliate of SIBL in exchange for 344,444 shares of Series B Preferred Stock, or, if such transfer did not occur, a further cancellation of 1,801,740 shares of our common stock held under the voting trust agreement. Such transfer and exchange was not made by SIBL, however, the Voting Trustee has not surrendered the 1,801,740 shares of common stock for cancellation pending relief from the February 16, 2009 court order described below.

In connection with the termination of the Credit Agreement, pursuant to a certain Voting Trust Agreement, dated February 6, 2009, by and among the Company, Mr. Pizarro, and SIBL (the “Voting Trust Agreement”), SIBL agreed to deposit 12,364,377 shares of our common stock and 4,118,263 shares of Series B Preferred Stock, representing all shares of our capital stock then owned by SIBL, into a voting trust (the “Voting Trust”). Pursuant to the Voting Trust Agreement, SIBL appointed Mr. Pizarro to act as the trustee. With certain limited exceptions, Mr. Pizarro was granted discretionary voting power with respect to all shares of stock placed in the Voting Trust by SIBL, except that Mr. Pizarro is required to vote the shares in accordance with and in the same proportion as the holders of the remaining outstanding shares of our common stock voting on any of the following matters (which will be determined by a vote of the shares other than those represented by the voting trust certificates): (i) the sale of the Company whether by merger, consolidation, sale of all or substantially all the assets or other similar transaction; and (ii) if the Company desires to increase the amount of shares of our common stock issuable pursuant to any stock option or other equity plan in an amount exceeding the greater of 9,500,000 shares of our common stock or 15% of the total amount of outstanding common stock. Additionally, SIBL retained its right to vote with respect to certain issues pertaining to the Series B Preferred Stock including any change to the rights, preferences or privileges of the Series B Preferred Stock or the creation of a new class or series of stock superior to the Series B Preferred Stock.

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

Modification to Mr. Pizarro’s Employment Agreement

On February 6, 2009, we entered into an amendment with Pete R. Pizarro, our Chief Executive Officer (“Mr. Pizarro”), to his Executive Employment Agreement (the “Amendment”). Under the Amendment, Mr. Pizarro waived any breach by us by reason of our entry into the Modification Agreement and released us of any liabilities resulting from such breach. In consideration of Mr. Pizarro agreeing to enter into the Amendment, we agreed to provide certain additional compensatory benefits to Mr. Pizarro as follows:

•	The exercise price with respect to options to purchase 3,122,000 shares of our common stock previously granted pursuant to Mr. Pizarro’s Executive Employment Agreement was reduced to $0.45 per share;

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

•	Mr. Pizarro’s full bonus for 2008 in the amount of $375,000, as provided in his Executive Employment Agreement, was paid promptly following the execution of the Amendment.

In addition, Mr. Pizarro’s Executive Employment Agreement was further amended to provide as follows:

•	during 2009, Mr. Pizarro was paid a guaranteed bonus of $375,000, payable in equal bi-monthly installments commencing in February 2009;

•

we amended our Policy Governing Insider Trading (the “Policy”), to permit, with our approval, (a) the adoption of written plans for trading our securities in accordance with SEC Rule 10b5-1(c) (a “Trading Plan”), and (b) transactions exempt from the Policy made pursuant to approved Trading Plans;

•	following the amendment to the Policy described above, we agreed to approve a Trading Plan for Mr. Pizarro for certain shares of our common stock owned by Mr. Pizarro; and

•	we agreed to adopt a written Senior Management Incentive Compensation Plan applicable to years 2010 and beyond.

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

In addition, on February 19, 2009, the Antiguan Financial Services Regulatory Commission appointed two joint-receivers for all of the undertaking, property and assets of SIBL and Stanford Trust Corporation, Ltd. (“STCL”) and said appointment was subsequently ratified by the Eastern Caribbean Supreme Court in the High Court of Justice of Antigua and Barbuda on February 26, 2009. The order directs (i) the joint-receivers to take into their custody and control all the property, undertakings and other assets of SIBL and STCL, and (ii) SIBL and STCL to restrain from disposing of or otherwise dealing with any of their assets, entering into any agreements or arrangement to sell, transfer or otherwise dispose of any of their assets, or carrying on of transacting business of any kind whatsoever under the license granted by the Antiguan Financial Services Regulatory Commission without the consent, management and supervision of the Financial Services Regulatory Commission.

On May 15, 2009, the district court in Dallas ruled that the Antiguan liquidators for SIBL are entitled to seek Chapter 15 bankruptcy protection for SIBL under U.S. law. A Chapter 15 filing assists in resolving cases involving debtors, assets and claimants in multiple countries. The Antiguan liquidators for SIBL are seeking the authority to file for bankruptcy as a means of safeguarding SIBL’s assets. The potential impact on us from such a bankruptcy filing is uncertain.

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

Sale of South Pacific Subsidiary

Through April 17, 2009, we held a 50% interest in Datec PNG, Ltd. (“Datec PNG”). On April 17, 2009 we sold our 50% ownership interest in Datec PNG to Steamships Ltd. As a result of the sale of Datec PNG, we re-measured the value of the net assets to be sold at the lower of the carrying amount or fair value less selling costs. We determined that the sale price of $5,610,000 in cash, less selling costs of $22,427, was the best indicator of the fair value of the assets to be sold. Accordingly, we recorded an impairment charge related to the goodwill and intangible assets of $10,827,252 during the three months ended March 31, 2009 and a loss upon the closing of the sale, including the results of operations for the 17 day period ending April 17, 2009, of $198,960. The write off of the goodwill and the loss resulted in a net loss on the sale of Datec PNG of $11,026,212, which is included in discontinued operations.

Term Loan Agreement

On June 8, 2009, we entered into a Loan Agreement (“Term Loan Agreement”) with ANZ Finance American Samoa, Inc. and ANZ Amerika Samoa Bank (jointly, “ANZ”) whereby ANZ provided $16,672,000 in the form of a term loan to our subsidiaries, American Samoa Hawaii Cable, LLC (“ASHC”) and Samoa American Samoa Cable, LLC (“SAS”). ASHC and SAS are the borrowers under the facility and eLandia and our subsidiary, American Samoa Hawaii Undeployed Cable, LLC (“ASHUC”) are the guarantors. The loan is principally secured by substantially all of the assets and operations of ASHC, SAS and ASHUC. The loan bears interest at the U.S. prime rate plus 2% and is due on June 3, 2016. The proceeds of the loan were used to fund the construction, installation and delivery to customers of a fully operational undersea fiber optic cable linking American Samoa and Samoa to Hawaii and providing improved long distance telecommunication and data services. In connection with the Term Loan Agreement, we executed a guaranty in favor of ANZ (the “Guaranty”). Pursuant to the Guaranty, we have unconditionally guaranteed the repayment and other obligations of ASHC and SAS under the Term Loan Agreement.

Purchase of Remaining Portion of Desca

On July 17, 2009 we consummated a purchase and sale transaction under a Securities Purchase Agreement effective July 1, 2009 (the “30% Purchase Agreement”) with Jorge Enrique Alvarado Amado (“Alvarado”). Pursuant to the 30% Purchase Agreement, we purchased 3,000,000 Common Units (“30% Units”) of Desca for an aggregate purchase price of $1.9 million, as described below. As a result of our purchase under the 30% Purchase Agreement, effective July 1, 2009, Desca became our wholly-owned subsidiary.

Under the terms of the 30% Purchase Agreement we have: (i) made a payment to Alvarado of $500,000 in cash, (ii) executed and delivered to Alvarado a $500,000 promissory note payable on July 1, 2010, and (iii) issued to Alvarado 2,500,000 shares of our common stock, valued at $0.9 million, of which (A) one-half of such shares were deposited with an escrow agent to be held and released in accordance with the terms of an escrow agreement, and (B) one-half of such shares were delivered to Alvarado. The promissory note provides for interest to accrue at 6% per annum and all payments of principal and accrued interest to be paid on the maturity date of July 1, 2010. The 30% Purchase Agreement provides that the purchase price will be reduced to the extent that the value of Desca’s net assets at closing is determined to be less as compared to June 30, 2010. Alvarado will be responsible to pay us an amount equal to 30% of any deficiency and such amount will be deemed a claim for indemnification under the 30% Purchase Agreement.

In addition to the purchase price described above, we agreed to pay to Alvarado contingent consideration (the “Contingent Consideration”) in the event Desca achieved certain financial performance targets for 2009 identified in the 30% Purchase Agreement. The aggregate amount of the Contingent Consideration was, at Alvarado’s option, payable as follows: (i) up to an additional maximum amount of 5,000,000 restricted shares of our common stock, (ii) payment of up to a maximum amount of $8,000,000 in cash to be evidenced by an additional non-interest bearing promissory note payable on December 31, 2013, or (iii) up to an additional maximum amount of 2,500,000 restricted shares of our common stock and payment of up to an additional maximum amount of $4,000,000 in cash to be evidenced by an additional non-interest bearing promissory note payable on December 31, 2013. However, pursuant to the terms of the Purchase Agreement and as a result of Desca’s financial performance targets for 2009, we were not required to pay the Contingent Consideration.

At the closing of the 30% Purchase Agreement, Alvarado also entered into a two-year amended and restated employment agreement pursuant to which he will serve as chief executive officer of our Networking Group. Alvarado also executed a non-compete agreement containing customary non-compete, non-solicitation, non-disclosure and non-disparagement covenants. Finally, eLandia and Alvarado executed a termination and release agreement pursuant to which each of the parties agreed to terminate certain prior agreements and to release any claims the parties may have had against one another arising prior to the date of the 30% Purchase Agreement.

Transistemas Put/Call Agreement

On July 1, 2009, the former owners of Transistemas S.A. (“Transistemas Sellers”) exercised their option under the Put/Call Agreement entered into concurrently with the closing of our investment in Transistemas S.A. (“Transistemas”) effective July 1, 2008. We had a dispute with the Transistemas Seller when they exercised their Put right. On August 27, 2009, we entered in to a Settlement Agreement with the Transistemas Sellers in full and final settlement of the Put/Call Agreement. Pursuant to the terms of the Settlement Agreement, we agreed to pay the Transistemas Sellers $2.6 million as follows: (i) $260,000 in cash payable on the date of the Settlement Agreement, and (ii) $2,340,000 payable in the form of a non-interest bearing promissory note due on July 15, 2011. In addition, as an inducement to settle the Put obligation and execute the promissory note, we agreed to issue to the Transistemas Sellers 433,333 shares of our common stock, valued at an aggregate of $156,000.

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

On September 30, 2009, we agreed to settle certain claims relating to the Net Asset Value of Center of Technology Transfer Corporation (“CTT”) (as defined in the Purchase Agreement). Pursuant to the terms of the settlement, the CTT Sellers agreed to release the $600,000 escrow amount to us in exchange for the issuance of 350,000 shares of our common stock to the CTT Sellers, valued at an aggregate of $105,000.

American Samoa

On September 29, 2009, a major earthquake in the South Pacific created a tsunami that sent a surge of water of up to 15 feet into parts of American Samoa. This resulted in power outages and major damage to parts of the island, including portions of our service territory. Our cellular network experienced service delivery issues in the highly affected areas and our cable TV network was completely destroyed in some areas. Our undersea cable was operational and sustained some minor damage. The financial impact on our operations in American Samoa and as a whole net of insurance reimbursements was immaterial. While we did have customers that were negatively impacted as a result of issues caused by the tsunami, we do not expect any material long-term negative impact on our operations.

One of the major tuna canneries in the territory has recently shut down its operations. Tuna canneries represent a substantial part of the economic activity in American Samoa. The closing of a principal cannery has resulted in an increase in unemployed workers in the territory. However, stimulus dollars recently allocated to American Samoa have helped mitigate some of the negative impact in the short term due to the closings.

Venezuela Currency Remeasurement and Devaluation

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

In addition, as of December 31, 2009, we owed approximately $6 million to vendors for which we are awaiting CADIVI approval to make payments. While these vendors are aware of the challenges involved with transferring money out of Venezuela and have historically extended terms to accommodate these difficulties, there can be no assurance that they will continue to do so in the future. If these vendors demand payment prior to our obtaining approval to transfer money out of Venezuela from CADIVI, we may be required to utilize cash and other resources from other parts of our operations, which may, in turn require us to scale back current operations or postpone our plans for expansion.

Historically, we have utilized the official rate for the remeasurement of our Venezuelan subsidiary’s operations from the Bolivar to the U.S. dollar. However, due to the delays in obtaining governmental approvals, starting in January 2009 we began using a legal indirect “parallel” market of foreign currency exchange through which companies may obtain foreign currency without requesting it from the government to settle certain of our U.S. dollar-denominated liabilities. In December 2009, we considered our past and continued intent to use the parallel rate to settle our U.S. dollar-denominated liabilities and the fact that we do not expect to be able to remit dividends at the official rate. In view of these facts and circumstances existing at the end of 2009, we determined that effective December 31, 2009, we would use the parallel rate to translate the operations of our Venezuelan subsidiary. As a result of this decision, we recorded a pretax loss of $4.4 million. On January 8, 2010, the Venezuelan government announced the devaluation of the Venezuelan Bolivar. The official rate increased from 2.15 Venezuelan Bolivars to the U.S. dollar to 4.30 for non-essential goods (which is deemed to include telecommunications services). This change did not have an impact on our consolidated financial statements for 2009 or our decision to use the parallel rate for translation purposes. However, there can be no assurance that the devaluation will not adversely affect our future operations in Venezuela.

Market

Information and Communications Technology (“ICT”) is widely recognized as a catalyst in the transformation of businesses and economies. The current global economic environment is driving businesses around the world to seek new ways to reduce costs and improve efficiency while retaining – or improving – their competitive advantages. Even in difficult times, businesses continue to invest in technology because they must continue to secure their assets, improve efficiency, work effectively with partners, and increase employee productivity. Businesses in emerging markets have a slight advantage over those in developed nations because they are often able to “leapfrog” technology – gaining the advantages of innovation without the encumbrances of extensive legacy installations.

Today, most businesses rely on their ICT infrastructures to compete more effectively. However, with increasing technology complexity and a shortage of skilled ICT talent, they seek outside technical expertise to manage, enhance, augment, or completely replace in-house ICT organizations. This creates growing demand for ICT companies that can provide a varied portfolio of products and services that help businesses align their technology architectures with their business strategies. Governments and businesses that want to drive innovation to achieve leadership positions often find that technology innovation and deployment outpace available talent and skills. Therefore, there is also a significant market opportunity for educating ICT professionals.

Latin America, where most of eLandia’s business is focused, emerged from the recession and entered recovery in the third quarter of 2009, when most of the region’s main economies grew over the previous quarter. According to the Economic Commission for Latin America and the Caribbean, Latin American gross domestic product is expected to grow by approximately 4.0% in 2010. Moreover, according to BNamericas, broadband access in Latin America will grow nearly 20% in 2010 with wireless infrastructure investments reaching nearly $4 billion during the same year. In addition, according to Cisco’s Visual Networking Index, for 2008-2013 Latin America will be the world’s fastest growing region in terms of mobile data traffic at 166% compound annual growth rate creating opportunities for value added services in the region.

eLandia is also present in American Samoa, a South Pacific territory with a population of approximately 65,000 inhabitants. Based on our market penetration in the cellular communications business and the demographics of American Samoa, we consider the wireless services, data delivery, long distance and equipment service market to be mature. We believe that future revenue in American Samoa will increase proportionally with economic improvements and, as such, we plan to expand our products and offerings and differentiate our business by further enhancing our customer service, extending our network and expanding into complementary businesses. In addition, the deployment of the American Samoa Hawaii Cable System (ASH Cable) was completed in 2009 and we expect will provide additional business opportunities in 2010. In 2009 we completed the acquisition of Pacific Island Cable which offers TV and entertainment services to American Samoa.

Business Strategy

Our strategy is to become the leading technology enabler in Latin America. We are focused on the transformation of people, businesses and communities by enabling them to compete in the global economy. In today’s world, enterprises of all sizes rely on Information and Communication Technologies, and most enterprises rely on strategic solutions partners like eLandia to help them implement the technology solutions they need. This is a role eLandia has filled for a growing number of companies and government entities in Latin America and the Pacific Rim since our company was founded in 1998. In the recent past we have witnessed radical changes in our customers’ challenges and expectations as they build their voice, video and data communications infrastructure. Our organization has also matured and attracted new talent and diverse capabilities to keep pace with the growing need for complex technological solutions.

In order to execute our mission and take advantage of the substantial market opportunities represented by the markets where we operate, our company has created a strategy of becoming the Leading Technology Enabler by focusing on 4 key success drivers:

Extensive regional presence: Our extensive regional footprint in seventeen countries uniquely positions eLandia as a trusted partner for multinational companies seeking to deploy technology solutions across their operations. Additionally, it also enables us to establish a competitive edge in the marketplace by leveraging the skills and capabilities of our distributed workforce. We have also become an important asset for our partners and strategic allies to ensure an optimal regional sales and service coverage.

Local Presence: Our regional presence is balanced with strong “on the ground” capabilities in all our markets in Latin America, the Caribbean, and the Pacific Rim. We now have 20 offices in 17 countries staffed by more than 700 employees serving thousands of customers. Today we service some of the largest companies and government entities in each market where we operate.

Strong partnerships with many of the world’s leading technology suppliers: Our solutions and partnership portfolio has been assembled with the clear objective of enabling our customers to use ICT as a means to transform and grow their business. The eLandia Group family of companies has developed a number of long-term, strategic relationships with leading technology providers including Cisco, Tandberg, Panduit Microsoft, Google, VM Ware and many others. These strategic relationships expand the breadth and depth of the technologies we can supply to our customers and, accordingly, increase our value proposition in the marketplace. They also provide us with the opportunity to gain access to advanced technology, new markets, and enhanced access to training and support. Our goal is to continue to expand the reach of these relationships and develop new, productive partnerships as our footprint in emerging markets continues to grow.

Company and Engineering Certifications: We are committed to developing and maintaining the highest levels of employee and company certifications as a key differentiator. This commitment provides us with the best access to the most skilled talent pool in our markets. This has always been and will continue to be one of our most important assets. Our organization values the positive impact that individual technical certifications, company specializations and accreditations provide to the quality of our offerings and services. In addition to obtaining these qualifications, our company has also been awarded a number of national and international recognitions from companies such as Cisco, Microsoft, Tandberg and others. We are a Cisco Gold certified partner and have earned more than 38 Cisco certifications including Multinational Master Specialization in Latin America. These acknowledgements validate our commitment to providing our customers and partners with comprehensive capabilities and competencies in serving their business needs.

We believe these success factors, built within our comprehensive security and best practices philosophy, provide the solid foundation on which we continue to develop our solutions along three core competencies: network integration, managed services, and business transformation solutions.

Network Integration: At the core of our offerings to our customers, we create tailored ICT solutions integrating products supplied by our strategic partners. Our solutions empower our customers to effectively increase their employees’ productivity, enhance customer service, optimize operational costs and lay the foundation for improved bottom line results. Central to our offerings is our capability to plan, prepare, deploy, implement, operate and optimize secure network ICT solutions for corporations, governments and service providers alike. This capability becomes the foundation for the delivery of our portfolio of solutions which includes:

•	unified communications and collaboration services

•	visual communications

•	next-generation data center

•	mobility

•	security

Our Next Generation Network solutions encompass multiple infrastructure and service layers that empower wireline, wireless, cable operators, over the top operators, broadcast and satellite providers to offer innovative services to their subscribers.

Managed Services: By providing a complete array of services based on our technology solutions, we support our customers in achieving optimal operations and minimum costs, lower risks and continuous technology refresh. Most importantly, we enable our customers to focus on their own core competencies and less on the challenges of building and maintaining a technology infrastructure. Our portfolio of Strategic ICT Services includes:

•	outsourcing

•	infrastructure support

•	network support

•	managed security

•	managed IP telephony

•	managed TelePresence

•	hosted call centers

Our broad experience in deploying large and complex projects has demonstrated that these services require a very robust technology infrastructure on our end which enables customers to access advanced technology services without a significant capital expense or the need to build internal resources and capabilities.

Business Transformation Solutions: The most impactful component of our strategy focuses on our goal of assisting customers transform their enterprises using technology. More and more enterprises are recognizing that technology is not just a set of tools to support their operation and management, but also a powerful source of competitive advantage, generating new opportunities for growth and profitability. In order to help our customers transform their businesses, we develop partnerships with them so that we understand their capabilities, strategies, and markets and deploy technology-based solutions that lead to fundamental change. Our skills and capabilities enable us to facilitate our customers’ transformational process in achieving new levels of growth. We achieve this through our focus on three key components of our business transformation implementation model:

•	education and talent development

•	communications-enabled business applications

•	technology transformation

We believe that broadening our solution sets and capabilities will help us build deeper relationships with customers and serve them more efficiently and effectively. Our “holistic” approach to ICT, coupled with our ability to identify strategic opportunities to apply and integrate technology, should make us a better partner for our customers throughout the markets we serve and help them achieve substantial value from their ICT investments. Our end-to-end offerings, which combine our three core competencies (network integration, managed services, and business transformation solutions), provide a variety of ways to engage with our customers at multiple levels, thus generating multiple sources of revenue and long term partnerships with our customers.

Customers

We service more than 20,000 subscribers in American Samoa and in excess of 3,000 enterprise customers throughout Latin America. Our customers include many of the leading financial services, telecommunication, government, education, manufacturing, and media organizations in the countries in which we operate. In addition, we also provide services to globally recognized companies in helping them meet their integration, education, and services needs throughout Latin America as a regionally integrated provider.

Competition

The market for ICT services is highly competitive, regionally fragmented, and rapidly changing. We believe that customers evaluate a potential ICT service partner on the following attributes:

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

In addition, due to the circumstances surrounding SIBL, our association with SIBL has become a significant detriment to our operations and prospects. As a result of the SIBL receiverships, and the uncertainty caused by them, certain of our competitors have attempted to confuse our customers about our association with SIBL, suggesting that we are assets now owned by SIBL and are subject to liquidation by SIBL’s receivers. Because of the highly competitive nature of our businesses, these tactics are difficult to monitor and combat effectively. To the extent that our competitive position is weakened by the tactics used by our competitors and the delays in payment that we are experiencing from our customers, we may not be able to maintain the necessary liquidity to cover any shortfall from our budgeted sales activities. Also, the uncertainty caused by the possible impact of our association with SIBL has also inhibited our ability to obtain third party financing and has caused us to expend significant amounts of working capital that were not budgeted or anticipated. These factors could materially and adversely affect our competitive position, particularly in the Latin American markets we serve.

Employees

As of March 1, 2010, we had approximately 905 full time employees, of which, approximately 723 were in Latin America, 168 were in the South Pacific and 14 were at our corporate headquarters. Our employees are not represented by a labor union and are not covered by a collective bargaining agreement. We believe that our relations with our employees are good.

Properties

We lease approximately 4,500 square feet for our corporate headquarters located at 8200 NW 52nd Terrace, Miami, Florida. The lease expires on September 30, 2010 and requires lease payments of $9,385 per month. In addition, we lease space in each of the geographic regions in which we have a presence for operations, sales, marketing and customer support, and general and administrative purposes. The amount of space leased for each purpose in each geographic operating segment varies depending on our current needs in each market. In aggregate, we lease approximately 157,000 square feet in Latin America, which is predominantly office space used for sales, marketing and customer support, and general and administrative purposes. In aggregate, we lease approximately 109,000 square feet in the South Pacific, of which approximately 23,000 square feet is for operations and approximately 86,000 square feet is office space for sales, marketing and customer support, and general and administrative purposes.

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

An investment in eLandia involves significant risks. You should carefully consider the risks described below, together with all of the other information in this Annual Report. The risks and uncertainties described below are not the only risks that may have a material adverse effect on us. Additional risks and uncertainties also could adversely affect our business and our results. If any of the following risks actually occur, our business, financial condition or results of operations could be negatively affected and the market price for our shares could decline. Further, to the extent that any of the information contained in this Annual Report constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

Risks Related to Our Industry and Company

We have incurred substantial losses in the past and may continue to incur additional losses in the future.

For the years ended December 31, 2009 and 2008, we incurred net losses of $69.6 million and $45.1 million, respectively. Additional factors such as acquisition and integration costs, the interest expense associated with debt financing, our inventory levels and the cash flow of our subsidiaries, may also negatively impact our ability to achieve and sustain profitability. There can be no assurance that we will not continue to incur losses or become profitable. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We do not anticipate that we will be able to generate sufficient cash from operations to fund our planned capital expenditures, to fulfill our payment obligations and to execute our expansion plans.

Our capital expenditures, together with ongoing operating expenses and obligations to service our debts, will likely decrease our available cash balances during the next fiscal year. We believe that our current level of working capital will be sufficient to sustain our current operations and service our debt obligations through at least January 1, 2011, however, as a result of the termination of the SIBL funding discussed below, we do not have sufficient capital to fund our current expansion plans. We will need to raise capital through offerings of debt or equity. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and on our financial performance. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms. Further, in the case of equity financings, dilution to our stockholders could result, and in any case such securities may have rights, preferences and privileges that are senior to our currently outstanding securities. Our inability to obtain needed debt and/or equity financing when needed or to generate sufficient cash from operations may require us to revise, or to scale back our planned growth and expansion activities, abandon projects and/or curtail capital expenditures. If we cannot obtain adequate capital on favorable terms or at all, our business, financial condition or results of operations could be materially adversely affected.

In addition, our indebtedness requires us to dedicate a portion of our cash flows from operating activities to principal and interest payments on our indebtedness, which could prevent or limit our ability to implement growth plans, proceed with operational improvement initiatives, or pay dividends. If we are unable to generate sufficient cash flow from operations to repay our loans, we may need to seek new capital from other sources. We may also need to fund additional capital expenditures to keep pace with competitive developments. Due to macroeconomic conditions, such as continued or increased volatility or disruption in the credit markets, borrowing costs for future long-term debt or short-term borrowing facilities may increase and our financing options, including our access to the unsecured borrowing market, will be more limited. We may also be subject to additional restrictive covenants that would reduce our flexibility. This will mean more risks for the Company as it could reduce our competitive ability and our ability to respond to changes in the external environment. More cash flow from operations will be required to settle our debt obligations and consequently will reduce funds for other purposes. Accordingly, our liquidity, financial condition, and results of operations could be adversely affected.

The inability of Stanford International Bank, Ltd. to honor its financing agreements under our Credit Agreement has had, and will likely continue to have, a materially adverse impact on the execution of our business plan, and liquidity.

Due to the inability of SIBL to extend the full amount of its $40 million loan commitment to us under the Credit Agreement (“Stanford Funding”), we have lost up to $28 million of additional liquidity that was to be used to finance our operations and to implement our business plan for the next 12 months.

In the latter half of 2008 and the beginning of 2009, without any advance warning, SIBL advised us that due to the deteriorating global economic conditions it would not able to provide the Stanford Funding to us. As a result of these developments, we negotiated and entered into the Modification Agreement, pursuant to which we attempted to mitigate the adverse consequences of SIBL’s breach of its agreements with us. Among other things, under the terms of the Modification Agreement we agreed to the termination of SIBL’s obligation to fund the balance of $28 million committed by it under the Credit Agreement in exchange for:

•	the conversion of the $12 million outstanding principal amount under the Credit Agreement into 1,777,778 shares of our Series B Preferred Stock and the accrued interest was cancelled;

•	SIBL’s surrender of 16,148,612 shares of our common stock to us for cancellation which reduced SIBL’s ownership to 49.9% of our outstanding common stock;

•

a grant of the Option to SIBL, exercisable through March 31, 2009, to purchase an additional 592,593 shares of our Series B Preferred Stock for an aggregate purchase price of $4 million. This Option expired unexercised;

•

modification of the terms of the Series B Preferred Stock to provide (a) for an initial conversion rate for the shares of the Series B Preferred Stock whereby eight shares of Series B Preferred Stock would be convertible into seven shares of our common stock, (b) the Conversion Rate would be further adjusted in the event that SIBL did not fully exercise the Option, and (c) the automatic conversion of the Series B Preferred Stock under certain circumstances to the extent necessary for SIBL to maintain ownership of 49.9% of the then total amount of issued and outstanding shares of our common stock;

•

SIBL’s deposit of all of its shares of our common stock and Series B Preferred Stock in the Voting Trust pursuant to the Voting Trust Agreement pursuant to which Mr. Pizarro serves as the trustee and is vested with the power to vote all shares held therein; and

•

the agreement of SIBL to the transfer to us by February 28, 2009, $2.35 million of indebtedness of Desca, due to an affiliate of SIBL in exchange for 344,444 shares of Series B Preferred Stock, or, if such transfer does not occur, a further cancellation of 1,801,740 shares of our common stock held under the voting trust agreement (the “Desca Debt Adjustment”). Such transfer and exchange was not made by SIBL but the Voting Trustee has not surrendered the 1,801,740 shares of common stock for cancellation pending relief from the February 16, 2009 court order.

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

Prior to the execution of the Modification Agreement and the subsequent financial collapse of SIBL resulting in SIBL being placed into receivership, SIBL had served as the principal source of financing and liquidity to us and was recognized as such by our investors, vendors, and customers. Not only did these adverse events relating to SIBL eliminate a material source of financing and liquidity for us, but our association with SIBL has had, and may continue to have, other adverse effects on our business, results of operations, liquidity, and financial condition, including, among other things:

•

Because of uncertainties stemming from the appointment of receivers for Stanford, several of our banks in Latin America have restricted access to revolving credit facilities. We believe that these types of actions are due to the failure to understand the court orders related to the receiverships for the assets of Stanford and whether we are covered by those orders;

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

The collective impact of the uncertainties surrounding possible future actions of the SIBL receivers is that our cash flow position is being materially adversely affected, our ability to compete is facing substantial challenges, and our ability to draw on existing credit lines or obtain other sources of financing are being materially and adversely limited as a result of the perceived uncertainly as to how our association with SIBL impacts our ability to continue our business and to repay our debts. Several banks in Latin America have restricted our access to revolving credit lines. Our lines of credit with certain vendors have also been tightened with additional deposit or security requirements being added. The uncertainty caused by the possible impact of our association with SIBL has also inhibited our ability to obtain third party financing and has caused us to expend significant amounts of working capital that were not budgeted or anticipated. If we are unable to resolve these issues to the satisfaction of our customers, vendors, employees, creditors, and lenders, we may be unable to satisfy our cash requirements and may need to curtail certain operations or revise our business and growth plans.

To the extent SIBL were to file for relief under U.S. bankruptcy or other insolvency laws, further uncertainties regarding the impact on us could arise.

We may need to obtain additional sources of capital or financings to fund our working capital requirements, as well as our business and growth plans, and there is no assurance that such financing will be available or, if available, on terms acceptable to us.

Our operating revenues and cash flows may be insufficient to cover our working capital requirements and to fund our current business plan and anticipated growth. If we are unable to raise additional capital or obtain additional financing from other sources on acceptable terms when needed, we may be forced to reduce or delay product development, expansion, growth, and other capital expenditures, turn down customer orders, sell assets, restructure or refinance our existing debt, or seek additional equity capital. There can be no assurance, however, that additional financing will be available and, if available, can be obtained on terms favorable to the Company. Further, our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and on our financial performance. We cannot assure you that such capital will be available to us on acceptable terms or at all.

Current and future litigation against us could be costly and time consuming to defend.

From time to time we are subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes, employment claims made by current or former employees, and claims brought by third parties alleging infringement on their intellectual property rights. On or about February 24, 2009, Kelton Investments and Datec Group Ltd. (“Datec”), as plaintiffs, filed in the High Court of Fiji at Suva an Ex Parte Notice of Motion for Interim Injunction bearing Civil Action No. 72 of 2009 (the “Motion”). The Motion named as defendants Generic Technology Limited (“Generic”), Datec Pacific Holdings Ltd., eLandia, the Receivers for Stanford, and the Registrar of Companies. In the Motion, Kelton Investments and Datec sought an injunction preventing certain defendants from, among other things, appointing new directors or removing existing directors from the board of directors of Generic and its subsidiaries, including Datec PNG Pty Ltd. and Datec Fiji Ltd. and preventing certain defendants from disposing of Generic’s shares in any of its subsidiaries. On February 27, 2009, the High Court of Fiji at Suva entered an order granting this relief. We intend to vigorously defend this action; however, given the early stage of this action, we cannot predict the ultimate outcome of this matter at this time.

On March 9, 2009, we filed an action in the United States District Court for the Southern District of Florida, Miami Division (the “Court”), against Sir James Ah Koy (“Ah Koy”), Michael Ah Koy, Kelton Investments, and Datec. In essence, we alleged that Ah Koy, his son, Kelton Investments, and Datec had unilaterally and improperly acted to preclude the sale of the shares of the Generic subsidiaries in breach of various contractual and tort duties to us. We asserted claims for a declaration of rights concerning the release in a Share Purchase Agreement and a similar agreement executed by Michael Ah Koy, breach of the implied covenant of good faith and fair dealing, breach of contract by Michael Ah Koy as it relates to his directorship with certain of our subsidiaries, including Generic, and tortious interference with a business relationship. On March 17, 2009, we filed an Amended Complaint with the Court to add allegations of breach of fiduciary duty against Ah Koy, and aiding and abetting and conspiracy to breach fiduciary duties against Michael Ah Koy, Kelton Investments, and Datec. We are currently in settlement negotiations; however the timing and outcome of this matter remain uncertain at this time.

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

We rely on financing from our principal suppliers, including Cisco Systems, Inc. and banks located in certain of the countries in which our subsidiaries are located. These arrangements are subject to a number of conditions and, in some cases, financing is in the sole discretion of each supplier or bank. We cannot assure you that we will continue to meet the financing conditions of these third parties and/or that these institutions will not terminate these funding arrangements. Several of our suppliers, including our largest supplier, extend trade credits to us in amounts based on various factors, including the amounts of our purchases and their internal credit criteria. In addition, as previously discussed, due to the uncertainties surrounding the financial collapse of SIBL, several banks in Latin America have limited our access to revolving credit lines and some of our vendors have restricted our lines of credit or instituted credit holds. The loss of, or reduction in, our revolving credit lines, or trade credit from our principal suppliers could reduce our liquidity, increase our working capital needs and/or limit our ability to purchase products which could adversely affect our financial condition or results of operations.

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

In addition, as of December 31, 2009, we owed approximately $6 million to vendors for which we are awaiting CADIVI approval to make payments. While these vendors are aware of the challenges involved with transferring money out of Venezuela and have historically extended terms to accommodate these difficulties, there can be no assurance that they will continue to do so in the future. If these vendors demand payment prior to our obtaining approval to transfer money out of Venezuela from CADIVI, we may be required to utilize cash and other resources from other parts of our operations, which may, in turn require us to scale back current operations or postpone our plans for expansion.

Historically, we have utilized the official rate for the remeasurement of our Venezuelan subsidiary’s operations from the Bolivar to the U.S. dollar. However, due to the delays in obtaining governmental approvals, starting in January 2009 we began using a legal indirect “parallel” market of foreign currency exchange through which companies may obtain foreign currency without requesting it from the government to settle certain of our U.S. dollar-denominated liabilities. In December 2009, we considered our past and continued intent to use the parallel rate to settle our U.S. dollar-denominated liabilities and the fact that we do not expect to be able to remit dividends at the official rate. In view of these facts and circumstances existing at the end of 2009, we determined that effective December 31, 2009, we would use the parallel rate to translate the operations of our Venezuelan subsidiary. As a result of this decision, we recorded a pretax loss of $4.4 million. On January 8, 2010, the Venezuelan government announced the devaluation of the Venezuelan Bolivar. The official rate increased from 2.15 Venezuelan Bolivars to the U.S. dollar to 4.30 for non-essential goods (which is deemed to include telecommunications services). This change did not have an impact on our consolidated financial statements for 2009 or our decision to use the parallel rate for translation purposes. However, there can be no assurance that the devaluation will not adversely affect our future operations in Venezuela.

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

Our business depends on providing customers with highly reliable service, as more specifically described in service level agreements that we enter into with our major customers. Our service level agreements may require that we guarantee our customers a level of availability for equipment residing at the customer’s premises or third party facilities. Furthermore, we are dependent upon Internet service providers, telecommunications carriers and other website operators in the U.S., Latin America and elsewhere, some of which have experienced significant system failures and electrical outages in the past. Users of our services may in the future experience difficulties due to system failures unrelated to our systems and services. Problems, whether or not within our control, could result in service interruptions or significant equipment damage. As a result, service interruptions or significant equipment damage could result in difficulty maintaining service level commitments to these customers and potential claims related to such failures.

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

Our customer activity is influenced by seasonal effects related to budget cycles and other factors specific to our target customer base. Sales in the first three quarters are seasonally weak and they are generally highest in the fourth quarter. As a result, we rely heavily on our fourth quarter revenues to support our overall results of operations. In addition, we have experienced fluctuations in our results of operations on a quarterly and annual basis. We expect to experience significant fluctuations in our operating results in the foreseeable future due to a variety of factors, including, but not limited to:

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

•

the timing and magnitude of other operating expenses, including taxes, capital expenditures and expenses related to the expansion of sales, marketing, operations and acquisitions, if any, of complementary businesses and assets; and

•	mandatory expensing of employee stock-based compensation.

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

Our future success may be dependent on Pete R. Pizarro, Chief Executive Officer and President, and Harley L. Rollins, III, Chief Financial Officer. In addition, the success of our principal Latin America subsidiaries are dependent upon Jorge Alvarado (principal executive officer of Desca) and Hermann Gomez (principal executive officer of CTT). We do not maintain “key man” life insurance covering any of our key personnel. Our success will depend to a significant extent upon the retention of these executives, their successful performance, and the ability of all personnel to work effectively as a team. Our success in retaining key employees is an important factor in our ability to remain competitive. As is common in our industry, our employees are typically compensated through grants of equity awards in addition to their regular salaries. In addition to granting equity awards to selected new hires, we periodically grant new equity awards to certain employees as an incentive to remain with us. To the extent we are unable to offer competitive compensation packages to our employees and adequately maintain equity incentives due to equity expensing or otherwise, and should employees decide to leave us, this may be disruptive to our business and may adversely affect our business, financial condition and results of operations.

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

On September 14, 2007, following its acquisition, we engaged in a review of Latin Node’s internal controls and legal compliance procedures within its finance and accounting departments as part of our acquisition and integration of Latin Node. As a result of this review, certain past payments made to third parties prior to our acquisition of Latin Node on June 28, 2007 were identified as having been made in the absence of adequate records and controls for a U.S. public company. We conducted an internal investigation to determine whether any direct or indirect payments by employees of Latin Node or consultants used by Latin Node prior and subsequent to its acquisition by us were made in violation of the FCPA. The internal investigation of the FCPA matter was conducted by a Special Committee of our Board of Directors. The Special Committee retained independent legal counsel to assist in the investigation of the FCPA matter.

The internal investigation preliminarily revealed that certain payments from Latin Node prior to our acquisition of Latin Node may have been made in violation of the FCPA. We voluntarily and proactively reported these potential violations to the SEC, the United States Department of Justice, and the Federal Bureau of Investigation and cooperated fully with these agencies regarding this matter. Following settlement discussions with the Department of Justice, Latin Node agreed to enter into a plea agreement to resolve the matter by the payment of a monetary penalty of $2 million for the actions that occurred prior to Latin Node’s acquisition by us. On March 23, 2009, the Department of Justice filed charges in the United States District Court for the Southern District of Florida against Latin Node for actions taken by Latin Node prior to the time that we made our investment in Latin Node. On April 3, 2009, the matter was resolved and the court approved the plea agreement reached with the Department of Justice. In accordance with the terms of the settlement agreement, we paid $500,000 promptly following the settlement date, and the remaining $1,500,000 will be paid in three equal installments of $500,000 each by January 31, 2010, January 31, 2011 and January 31, 2012, respectively. On March 22, 2010, the court approved a modified payment schedule such that the $500,000 payment originally due on January 31, 2010 will now be paid in the following manner: $50,000 on March 31, 2010, $125,000 on May 15, 2010, $125,000 on July 15, 2010, $125,000 on October 15, 2010 and $75,000 on December 15, 2010. The remaining payments of $500,000 each due on January 31, 2011 and January 31, 2012 remain unchanged.

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

Our operations in the South Pacific are subject to varying degrees of regulation by the Federal Communications Commission (“FCC”), local regulatory agencies and legislative bodies and comparable regulatory agencies in the markets that we serve and may in the future be subject to regulation by environmental agencies. Adverse decisions or regulations of these regulatory bodies could limit our ability to conduct business or increase our costs of doing business. Governmental regulations and orders can significantly increase our costs and affect our competitive position compared to other telecommunications providers. We are unable to predict the scope, pace, or financial impact of regulations and other policy changes that could be adopted by the various governmental entities that oversee portions of our business.

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

As previously discussed, on January 8, 2010, the Venezuelan government announced the devaluation of the Venezuelan Bolivar. The official rate increased from 2.15 Venezuelan Bolivars to the U.S. dollar to 4.30 for non-essential goods (which is deemed to include telecommunications services). This change did not have an impact on our consolidated financial statements for 2009 or our decision to use the parallel rate for translation purposes. However, there can be no assurance that the devaluation will not adversely affect our future operations in Venezuela.

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

We lease approximately 4,500 square feet for our corporate headquarters located at 8200 NW 52nd Terrace, Miami, Florida. The lease expires on September 30, 2010 and requires lease payments of $9,385 per month. In addition, we lease space in each of the geographic regions in which we have a presence for operations, sales, marketing and customer support, and general and administrative purposes. The amount of space leased for each purpose in each geographic operating segment varies depending on our current needs in each market. In aggregate, we lease approximately 157,000 square feet in Latin America, which is predominantly office space used for sales, marketing and customer support, and general and administrative purposes. In aggregate, we lease approximately 109,000 square feet in the South Pacific, of which approximately 23,000 square feet is for operations and approximately 86,000 square feet is office space for sales, marketing and customer support, and general and administrative purposes.

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

On September 14, 2007, following its acquisition, we engaged in a review of Latin Node’s internal controls and legal compliance procedures within its finance and accounting departments as part of our acquisition and integration of Latin Node. As a result of this review, certain past payments made to third parties prior to our acquisition of Latin Node on June 28, 2007 were identified as having been made in the absence of adequate records and controls for a U.S. public company. We conducted an internal investigation to determine whether any direct or indirect payments by employees of Latin Node or consultants used by Latin Node prior and subsequent to its acquisition by us were made in violation of the FCPA. The internal investigation of the FCPA matter was conducted by a Special Committee of our Board of Directors. The Special Committee retained independent legal counsel to assist in the investigation of the FCPA matter.

The internal investigation preliminarily revealed that certain payments from Latin Node prior to our acquisition of Latin Node may have been made in violation of the FCPA. We voluntarily and proactively reported these potential violations to the SEC, the United States Department of Justice, and the Federal Bureau of Investigation and cooperated fully with these agencies regarding this matter. Following settlement discussions with the Department of Justice, Latin Node agreed to enter into a plea agreement to resolve the matter by the payment of a monetary penalty of $2 million for the actions that occurred prior to Latin Node’s acquisition by us. On March 23, 2009, the Department of Justice filed charges in the United States District Court for the Southern District of Florida against Latin Node for actions taken by Latin Node prior to the time that we made our investment in Latin Node. On April 3, 2009, the matter was resolved and the court approved the plea agreement reached with the Department of Justice. In accordance with the terms of the settlement agreement, we agreed to pay $500,000 promptly following the settlement date, and the remaining $1,500,000 in three equal installments of $500,000 each by January 31, 2010, January 31, 2011 and January 31, 2012, respectively. On March 22, 2010, the court approved a modified payment schedule such that the $500,000 payment originally due on January 31, 2010 will now be paid in the following manner: $50,000 on March 31, 2010, $125,000 on May 15, 2010, $125,000 on July 15, 2010, $125,000 on October 15, 2010 and $75,000 on December 15, 2010. The remaining payments of $500,000 each due on January 31, 2011 and January 31, 2012 remain unchanged.

On January 22, 2008, Latin Node was named as a defendant in a third party complaint filed in the 11th Judicial Circuit of the State of Florida in and for Miami-Dade County, Florida, bearing case number 08-922-CA-01 (06) by Juan Pablo Vasquez, Olivia de la Salas and Gloria Vasquez, former employees of Latin Node, Inc. The Plaintiffs were terminated with “cause” by Latin Node and brought an action for breach of contract. The Plaintiffs sought damages (including but not limited to severance pay and compensation for accrued but unused vacation pay), together with attorneys’ fees. On June 26, 2009, the court entered a notice of lack of prosecution in this case and directed the parties to appear on September 18, 2009 for a hearing on the court’s motion of dismissal for lack of prosecution in the case. On September 21, 2009, the court issued an order dismissing the action for lack of prosecution.

On June 12, 2008, Latin Node filed for an assignment for benefit of creditors in the 11th Judicial Circuit in and for Miami-Dade County, Florida (case no. 08-33495 CA11). As part of this proceeding, all of the assets of Latin Node were transferred to Michael Phelan, assignee. On July 17, 2008, all of these assets were sold to the highest bidder, Business Telecommunications Services, Inc. (“BTS”). Since we were the principal creditor of Latin Node, we had the right to receive all of the proceeds from such sale after the payment of the costs of administration. The immediate proceeds from the sale of these assets were used to pay these administrative costs. A final court order approving the disposition of the proceeds from the sale of all other assets was scheduled for May 21, 2009. However, on May 20, 2009, Empresa Hondureña de Telecomunicaciones filed a Motion for Continuance or in the alternative Motion to Stay the Assignee’s Motion to Approve Final Report and Fees to Assignee, Assignee’s Counsel and Assignor’s Counsel, Disburse Remaining Funds to Priority and Unsecured Creditors, Discharge Assignee and Close Case. At a hearing held on August 28, 2009 on said motions, the court ordered the parties to select a forensic examiner to conduct an examination and determine whether the claims made by Hondutel are valid. On September 17, 2009, the court appointed a forensic examiner, whose report was issued on February 16, 2010. The forensic examiner appointed by the court determined that Latin Node and/or eLandia did not act improperly in this matter which cast doubt on Hondutel’s ability to further delay the final adjudication of the case.

On June 27, 2008, we filed an action against Jorge Granados, individually and Retail Americas VoIP, LLC, a Delaware limited liability company (“RAV”) in the 11th Judicial Circuit in and for Miami-Dade County, Florida (Case No. 08-37352 CA20). The action asserted claims for contractual indemnification, breach of contract, breach of the obligation of good faith and fair dealing, fraud, fraudulent inducement, unjust enrichment, and specific performance against the escrow agent. These claims arose from the transaction where we purchased 80% of the equity of Latin Node for $20 million pursuant to a preferred stock purchase agreement. The gravamen of the action was that Jorge Granados and RAV failed to disclose as part of the preferred stock purchase agreement that Latin Node had made payments to various third parties in violation of the Foreign Corrupt Practices Act and one of Latin Node’s vendors claimed that it was owed $4.4 million. On February 12, 2009, we entered into a Settlement Agreement with Jorge Granados and RAV pursuant to which (i) the 375,000 shares of our common stock issued to RAV in connection with the transaction were returned to us by the escrow agent, (ii) we exchanged mutual general releases with Jorge Granados and RAV, (iii) Jorge Granados resigned as a director of Latin Node and a manager of RAV, and (iv) Jorge Granados agreed to be subject to certain non-competition, non-solicitation and non-disclosure covenants. The action was dismissed on March 13, 2009.

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

On March 31, 2009, Kelton and Datec filed a Statement of Claim in the Fiji Action. In essence, the Statement of Claim alleged that the Amended and Restated Arrangement Agreement dated August 8, 2005 (“Arrangement Agreement”) pursuant to which eLandia acquired the subsidiaries of Datec was induced by untrue representations related to the capital to be devoted to those subsidiaries and alleged investigations of Stanford. It asserted claims for fraudulent misrepresentation, proper construction and enforceability of certain Stock Purchase Agreements in which claims against eLandia were released, breach of Stock Purchase Agreements, breach of the Arrangement Agreement, and equitable estoppel. As relief, it sought, among other things, rescission of the Arrangement Agreement and Stock Purchase Agreements, a declaration as to the scope of the Stock Purchase Agreements, injunctive relief, and damages. We are currently requesting details and particulars of the claims made ahead of the next appearance in the Fiji Court.

A hearing to review the order granting the interim injunction was scheduled for April 20, 2009. That hearing was cancelled due to the closure of the Fiji courts by the military led Fiji government. The hearing has been rescheduled a number of times and we are currently awaiting a new date.

On March 9, 2009, we filed an action in the United States District Court for the Southern District of Florida, Miami Division (the “Court”), against Sir James Ah Koy, Michael Ah Koy, Kelton, and Datec. On March 17, 2009 we filed an Amended Complaint in that suit. In essence, we alleged that Sir James Ah Koy and his son, Michael Ah Koy, Kelton, and Datec improperly acted to preclude the sale of our interests in the South Pacific. We asserted that the defendants improperly employed claims and complaints about the Arrangement Agreement that they have released to favor their own interests at our expense. We assert claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, conspiracy to breach fiduciary duty, declaratory judgment under various agreements, breach of the implied covenant of good faith and fair dealing, breach of contract, and tortious interference with business relations. We seek a declaratory judgment, an injunction, compensatory damages (which we view as including all damage defendants have caused, including loss of sales proceeds and other costs), punitive damages, attorneys’ fees, and costs. We are currently in settlement negotiations; however the timing and outcome of this matter remain uncertain at this time.

On April 15, 2009, we filed a motion seeking a preliminary injunction to preclude defendants from prosecuting the Fiji Action or causing that action to be prosecuted. On April 17, 2009, the defendants filed a motion to dismiss for lack of personal jurisdiction and a memorandum in opposition to our motion for a preliminary injunction on grounds of personal jurisdiction with the court and we, in turn, filed, among others, our opposition to said motion on May 4, 2009. A hearing was held on July 7, 2009, on the personal jurisdiction issue and preliminary injunction. On August 22, 2009, the Court issued a Scheduling Order setting forth a timeline for this case. On August 24, 2009, the Court entered a Report and Recommendation on Motion to Dismiss recommending that the defendant’s motion for lack of personal jurisdiction be dismissed and an Order stating that our preliminary injunction motion would not be adjudicated at that stage and denied the same without prejudice. On September 11, 2009, the defendants filed objections to the Court’s Report and Recommendation and on October 5, 2009 we filed our response to said objections. On September 8, 2009, we filed a Second Amended Complaint to which the defendants filed an Answer and Affirmative Defenses on October 9, 2009. On October 9, 2009, the defendants also filed a Motion for Summary Judgment based on our alleged lack of standing. In February 2010, the Report and Recommendation was issued by the Court on the Defendant’s Motion for Summary Judgment. It was denied in all aspects except the claim for tortious interference, which the court recommended granting.

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

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Effective November 17, 2007, our shares of common stock commenced trading on the OTC Bulletin Board and currently trade under the symbol “ELAN.OB.” Prior to that date, there was no active market for our common stock and since that date, there have only been limited or sporadic quotations and only a very limited public trading market for our securities. At the close of business on March 31, 2010, there were approximately 27,630,211 shares of our common stock issued and outstanding which were held by approximately 428 stockholders of record. The following table sets forth the high and low closing sales prices for our common stock as quoted by OTC Bulletin Board for the periods indicated:

	Quarter Ended
	March 31	June 30	September 30	December 31
Common stock price per share during 2009:
High	$1.30	$0.75	$0.73	$0.45
Low	$0.40	$0.30	$0.21	$0.16

Common stock price per share during 2008:
High	$1.01	$3.45	$3.00	$2.00
Low	$0.26	$0.62	$1.99	$1.00

The quotations in the above table reflect inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions. On March 31, 2010, the last reported bid price of our common stock reported on the OTC Bulletin Board was $0.27 per share.

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

Overview

We are a provider of ICT products and services to small, medium-sized and large businesses as well as government entities and service providers, primarily in Latin America. We have presence in over 17 countries, including Argentina, Colombia, Costa Rica, Ecuador, El Salvador, Guatemala, Honduras, Mexico, Nicaragua, Panama, Trinidad & Tobago, Venezuela and the United States. We also operate in the South Pacific region through our wholly-owned subsidiary, AST Telecom, LLC (“AST”) which offers mobile communications, Internet services and cable TV services (Moana TV) in American Samoa under the Bluesky Communications brand. In addition we also own 66 2/3% of the American Samoa Hawaii Cable, LLC (ASH Cable) in partnership with the American Samoa Government, providing high-speed networking connections between the territory of American Samoa and the rest of the world.

We provide innovative technology solutions that help customers increase efficiency, improve business agility, decrease costs, and maximize their existing ICT investments in order to achieve competitive advantages. Our service portfolio currently consists of three core business offerings: Network Integration, Managed Services and Business Transformation Solutions, all of which assist our customers compete effectively in the global economy. We also hold more than 38 certifications and specializations from leading technology companies, including Cisco Systems, Inc. (“Cisco”), Microsoft Corporation (“Microsoft”) and others.

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

Critical Accounting Policies and Estimates

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” which establishes the FASB Accounting Standards Codification (“ASC”) as the source of authoritative principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. References to authoritative accounting literature contained in our consolidated financial statements will be made in accordance with the ASC.

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

On an ongoing basis, we evaluate our estimates and judgments. Areas in which we exercise significant judgment include, but are not necessarily limited to, the amount of uncollectible accounts receivable, the valuation of value added tax (“VAT”) receivable, deferred taxes and related valuation allowances, the valuation of noncontrolling interest purchase price obligations, the amount to be paid for the settlement of liabilities of discontinued operations, accrued expenses, the amount allocated to contract rights, customer lists, trade names and goodwill in connection with acquisitions, along with the estimated useful lives for amortizable intangible assets and property, plant and equipment, warrants granted in connection with various financing transactions, share-based payment arrangements, and the percentage of completion with respect to production contacts in circumstances where the use of that accounting method is deemed to be appropriate.

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

Revenue from sales of technology products includes, among other things, personal computers, servers, routers, switching systems, networking equipment and communications equipment. Revenue from sales of telecommunications products includes hardware and other products supporting telecommunications services.

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

Production Type Contracts

From time to time, we enter into contracts that are accounted for using the percentage of completion method. Revenue is recognized on contracts in process based upon estimated contract revenue and related total cost of the project at completion. The extent of progress toward completion is generally measured based on the ratio of actual cost incurred to total estimated cost at completion. Labor hours incurred is used as the measure of progress towards completion, and management believes its estimates to completion are reasonably dependable. Management regularly reviews underlying estimates of project profitability. Revisions to estimates are reflected in the statement of operations in the period in which the facts that give rise to the revision become known. Provisions for anticipated losses are made in the period in which they become determinable.

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

As a result of the weakened economic environment, we undertook a review of the carrying amount of our intangible assets and goodwill as of December 31, 2009. The results of our quantitative analysis indicated that no impairment existed in our intangible assets and goodwill in Latin America; however, we also considered qualitative factors in our assessment. Specifically, we noted that the weakened economic environment continues to have a negative impact on our operations at Transistemas as evidenced by the significant operating losses experienced from our operations in Argentina. In addition, we noted the significant country risk that exists in Venezuela (and to a lesser extent in Ecuador) and that the inherent political uncertainty which exists makes any long-term estimates as to future cash flows derived from that business extremely volatile. Although the weakened economic environment has affected our subsidiaries in other parts of Latin America, the effects have been felt to a much lesser extent. While the quantitative analysis supports the current carrying value of the intangible assets and goodwill in our other Latin America subsidiaries, we believe that an impairment exists from a qualitative standpoint given the uncertainty and instability of the future economic environment in certain countries of Latin America and the political risk in some of our markets. Accordingly, at December 31, 2009, we recorded a $15 million impairment charge in the consolidated statement of operations during the year ended December 31, 2009.

As a result of litigation in Fiji as well as Fiji’s current economic instability and uncertain business climate, we undertook a review of the carrying amount of our goodwill as of March 31, 2009 and determined that the value of our goodwill related to Fiji had been impaired. Accordingly, we recorded a goodwill impairment charge of $1,025,717 during the year ended December 31, 2009.

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

Share Based Payments and Other Equity Transactions

Share-based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights, result in a cost that is measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. Under this method of accounting, we are required to estimate the fair value of share based payment that we make to our employees by developing assumptions regarding expected holding terms of stock options, volatility rates, and expectation of forfeitures and future vesting that can significantly impact the amount of compensation cost that we recognize in each reporting period.

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

Recently Issued Accounting Pronouncements

In September 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements” (“ASU No. 2009-13”). ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (“deliverables”) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements,” of the Codification for separating consideration in multiple-deliverable arrangements. A selling price hierarchy is established for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. Additional disclosures related to a vendor’s multiple-deliverable revenue arrangements are also required by this update. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into, or materially modified, in fiscal years beginning on or after June 15, 2010 with early adoption permitted. The adoption of this pronouncement is not expected to have a material impact on our consolidated financial position or results of operations.

In September 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements” (“ASU No. 2009-14”). ASU No. 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements to allow for alternatives when vendor-specific objective evidence does not exist. Under this guidance, tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality and hardware components of a tangible product containing software components are excluded from the software revenue guidance in Subtopic 985-605, “Software-Revenue Recognition;” thus, these arrangements are excluded from this update. ASU No. 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. The adoption of this pronouncement is not expected to have a material impact on our consolidated financial position or results of operations.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”). ASU No. 2010-06 requires more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this pronouncement is not expected to have a material impact on our consolidated financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

Results of Operations – Overview

Our business and operating results have been and will continue to be affected by worldwide economic conditions. Our sales are dependent on certain end markets that are impacted by consumer and infrastructure spending, and our operating results can be adversely affected by reduced demand in those markets. Despite the deterioration in the global macroeconomic market, in the third quarter of 2009, certain of our customers indicated to us that they had begun to notice some signs of economic stability. We experienced a 3% growth in revenues for the year ending December 31, 2009 compared with the same period in 2008, most notably with an increase in revenues during the third and fourth quarters of 2009, as compared to our first and second quarters of 2009, primarily as a result of revenues from a single customer project in Ecuador which is expected to be completed in mid 2010.

Sales in a particular period may be significantly impacted by several factors related to revenue recognition, including large and sporadic purchases by customers; the complexity of transactions such as multiple element arrangements; and final acceptance of the product, system, or solution, among other factors. We are monitoring the current environment and its potential effects on our customers and on the markets we serve. Additionally, we continue to closely manage our costs in order to respond to changing conditions. We are also managing our capital resources and monitoring capital availability to ensure that we have sufficient resources to fund our capital needs.

Net loss increased by $24.5 million, or 54%, during the year ended December 31, 2009, compared with the same period in 2008. The increase in our net loss results primarily from the $16 million charge we recorded in connection with the impairment of our intangible assets and goodwill in our Latin America and Fiji segment. Additionally, the weakened economic environment, as well as the costs incurred in connection with our initiatives to expand our market presence and related offerings of products and services in early 2009 impacted our loss from continuing operations. Higher losses on foreign currency swap and foreign exchange loss during the year ended December 31, 2009 compared with the same period in 2008 also contributed to the increase in net loss. The increase in our net loss was partially offset by a lower net loss from discontinued operations. Net loss per share increased by 62% as of December 31, 2009 compared with December 31, 2008.

Results of Operations – Latin America

In addition to various lines of traditional and advanced information technology products, we currently offer a broad range of technology services and solutions built within our comprehensive security and best practices philosophy, providing the solid foundation on which we continue to develop our solutions along three core competencies:

•

Network Integration: we create tailored ICT solutions integrating products supplied by our strategic partners. Our solutions empower our customers to effectively increase their employees’ productivity, enhance customer service, optimize operational costs and lay the basis for improved bottom line results. Central to our offerings is our capability to plan, prepare, deploy, implement, operate and optimize secure network ICT solutions for corporations, governments and service providers alike. Our Next Generation Network solutions encompass multiple infrastructure and service layers that empower wireline, wireless, cable operators, over the top operators, broadcast and satellite providers to offer innovative services to their subscribers.

•

Managed Services: By providing a complete array of services based on our technology solutions, we support our customers in achieving optimal operations and minimum costs, lower risks and continuous technology refresh. Most importantly, we enable our customers to focus on their own core competencies and less on the challenges of building and maintaining a technology infrastructure. Our broad experience in deploying large and complex projects has demonstrated that these services require a very robust technology infrastructure on our end which enables customers to access advanced technology services without a significant capital expense or the need to build internal resources and capabilities.

•

Business Transformation Solutions: In order to help our customers transform their businesses, we develop partnerships with them so that we understand their capabilities, strategies, and markets and deploy technology-based solutions that lead to fundamental change. Our skills and capabilities enable us to facilitate our customers’ transformational process in achieving new levels of growth.

In support of our broad range of offerings we currently hold more than 38 certifications and specializations from leading technology companies, including Cisco and Microsoft and others. The products and services we offer in each of our markets vary depending on the infrastructure, existing data communications systems and the needs of the local economy.

Venezuela

We are subject to some limitations on the ability of our Venezuelan operations to expatriate cash and may be subject to similar restrictions elsewhere in the future. The Venezuelan government has instituted controls that fix the exchange rate between the Bolivar and the U.S. dollar and require approval of all exchanges at this official rate. Prior to 2010, this official rate has remained steady over the last few years despite significant inflation. The exemptions provided by Venezuela’s Criminal Exchange Law for transactions in certain securities has resulted in the establishment of a legal indirect “parallel” market of foreign currency exchange, through which companies may obtain foreign currency without requesting it from the government. The exchange rate in the parallel market (parallel rate) is variable and was about 65 percent less favorable in 2009 when compared with the official rate. The acquisition of foreign currency by Venezuelan companies to honor foreign debt, pay dividends or otherwise expatriate capital is subject to registration and subject to a process of application and approval by CADIVI and to the availability of foreign currency within the guidelines set forth by the National Executive Power for the allocation of foreign currency. Such approvals have become less forthcoming over time, resulting in a significant increase in our exchange rate and exchange control risks. We cannot predict if and when we will obtain CADIVI approval to honor foreign debt, distribute dividends or otherwise expatriate capital using the official Venezuelan exchange rate or the timing of receipt of such approval. For the year ended December 31, 2009, we submitted approximately $27 million for CADIVI approval, of which approximately $21 million had been approved and released to us as of December 31, 2009. An additional $2 million was approved and released subsequent to December 31, 2009. In light of the ongoing currency exchange control limitations in Venezuela and the increasing cash balance in the Company’s Venezuelan subsidiary, starting in January 2009 the Company began to settle certain of its U.S. dollar-denominated liabilities with dollars obtained through the parallel market at an exchange rate less favorable than the official rate. In 2009, the Company recorded a $1.9 million net pretax loss on foreign currency to convert Venezuelan Bolivars generated by its business to U.S. dollars at this parallel rate. It is the Company’s expectation to continue to settle these U.S. dollar-denominated liabilities through the parallel market in order to access the cash generated by the business.

Historically, we have utilized the official rate for the remeasurement of our Venezuelan subsidiary’s operations from the Bolivar to the U.S. dollar. In December 2009, we considered our past and continued intent to use the parallel rate to settle our U.S. dollar- denominated liabilities and the fact that we do not expect to be able to remit dividends at the official rate. In view of these facts and circumstances existing at the end of 2009, we determined that effective December 31, 2009, we would use the parallel rate to translate the operations of our Venezuelan subsidiary. As a result of this decision, we recorded a pretax loss of $4.4 million. On January 8, 2010, the Venezuelan government announced the devaluation of the Venezuelan Bolivar. The official rate increased from 2.15 Venezuelan Bolivars to the U.S. dollar to 4.30 for non-essential goods (which is deemed to include telecommunications services). This change did not have an impact on the consolidated financial statements for 2009 or our decision to use the parallel rate for translation purposes.

As of December 31, 2009, approximately $25,000 (valued at the fixed official rate) of our cash and cash equivalents were held in Venezuelan Bolivars. For 2009, our Venezuelan subsidiary generated approximately $60.4 million of our consolidated revenue and $4,000 of our consolidated loss from continuing operations at the fixed official rate. As of December 31, 2009, our Venezuelan subsidiary had $23.8 million of total assets. The official exchange rate was 2.15 Bolivars to the U.S. dollar at December 31, 2009. The estimated exchange rate on the parallel market was between 5.82 and 5.97 Bolivars to the U.S. dollar at December 31, 2009.

Latin America

Our operations in Latin America were established, and have grown primarily, through acquisition. Excluding discontinued operations, our first acquisition in the Latin America segment was in November 2007 (Desca, a network integration company with operations in Latin America), followed by additional acquisitions in July 2008 (Transistemas, S.A., a network and system integrator operating in Argentina) and October 2008 (CTT, an education services integrator in information and communications technologies, business skills and best practices in Latin America). During the year ended December 31, 2009, we made two additional acquisitions that were immaterial both individually and in aggregate. We used the purchase method of accounting in connection with each of these acquisitions and accordingly, our consolidated financial statements include the results of operations from the dates of acquisition onward. Actual results of continuing operations for our Latin American segment are as follows:

	For the Year Ended December 31,
	2009	2008
Revenue
Product Sales	$110,639,219	$114,837,429
Services	50,081,648	38,215,793

Total Revenue	160,720,867	153,053,222
Cost of Revenue
Product Sales	88,051,132	93,071,067
Services	32,457,159	23,048,757

Total Cost of Revenue	120,508,291	116,119,824

Gross Profit	40,212,576	36,933,398
	25.0%	24.1%
Expenses
Sales, Marketing and Customer Support	26,305,265	25,206,827
General and Administrative	26,544,876	19,865,308
Impairment of Intangible Assets and Goodwill	15,000,000	—
Depreciation and Amortization	2,662,635	1,818,008
Amortization – Intangible Assets	3,481,546	2,745,185

Total Expenses	73,994,322	49,635,328

Operating Loss	(33,781,746)	(12,701,930)
Interest Expense, Net	(3,639,880)	(2,904,042)
Change in Value of Noncontrolling Interest Purchase Obligation	814,127	670,000
Other Income (Expense)	(7,689,271)	(23,179)

Net Loss Attributable to eLandia	$(44,296,770)	$(14,959,151)

To provide a more meaningful discussion regarding the comparison of the results of operations from 2009 to 2008, we have provided the following supplemental pro forma information. The discussion below includes the results of operations on a pro-forma basis as if the acquisitions mentioned above had all been completed on January 1, 2008. This information is not necessarily indicative of the financial results had the acquisitions actually occurred on January 1, 2008 or the financial results of our company as they may be in the future.

Comparison of the Year Ended December 31, 2009 to the Year Ended December 31, 2008

The following table sets forth, for the periods indicated, pro forma consolidated statements of operations information for our continuing operations in Latin America.

	For the Year Ended December 31,
	2009	2008	Change $	Change %
Revenue
Product Sales	$110,639,219	$122,787,059	$(12,147,840)	(9.9)%
Services	50,081,648	45,605,007	4,476,641	9.8%

Total Revenue	160,720,867	168,392,066	(7,671,199)	(4.6)%
Cost of Revenue
Product Sales	88,051,132	99,469,410	(11,418,278)	(11.5)%
Services	32,457,159	26,714,138	5,743,021	21.5%

Total Cost of Revenue	120,508,291	126,183,548	(5,675,257)	(4.5)%

Gross Profit	40,212,576	42,208,518	(1,995,942)	(4.7)%
	25.0%	25.1%		(0.0)%
Expenses
Sales, Marketing and Customer Support	26,305,265	25,247,658	1,057,607	4.2%
General and Administrative	26,544,876	26,441,610	103,266	0.4%
Impairment of Intangible Assets and Goodwill	15,000,000	—	15,000,000	100.0%
Depreciation and Amortization	2,662,635	2,076,018	586,617	28.3%
Amortization – Intangible Assets	3,481,546	3,481,546	—	0.0%

Total Expenses	73,994,322	57,246,832	16,747,490	29.3%

Operating Loss	(33,781,746)	(15,038,314)	(18,743,432)	124.6%
Interest Expense, Net	(3,639,880)	(2,957,743)	(682,137)	23.1%
Change in Value of Noncontrolling Interest Purchase Price Obligation	814,127	670,000	144,127	21.5%
Other Income (Expense)	(7,689,271)	208,135	(7,897,406)	(3794.4)%

Net Loss	$(44,296,770)	$(17,117,922)	$(27,178,848)	158.8%

Product Sales

Revenue from product sales decreased for the year ended December 31, 2009, compared to the same period in 2008, primarily due to a slowing economy in several Latin American markets resulting from the global financial crises, combined with significant inflation in countries such as Venezuela, Colombia and Argentina. The slower economy and the rise in inflation have made it more challenging for our customers to maintain their capital spending and, if necessary, obtain credit to fund their purchases. In addition, our association with SIBL has made it more difficult to obtain new customers. Revenue in Colombia in particular was considerably lower in 2009 compared with the same period in 2008 as several large customers in 2008 made fewer purchases in 2009. Compounding the problem in Colombia, the difficulties that our customers are encountering in terms of obtaining financing resulted in the termination or postponement of several contracts, including one that resulted in a charge to revenue of approximately $1 million. Also contributing to the lower 2009 revenue is a decline in our Argentinean operations, which we acquired during the third quarter of 2008, as a result of the softer economic conditions and our conversion of the operations from sales and service of Sun Microsystems equipment to Cisco equipment.

Product gross margin for the year ended December 31, 2009 increased compared to the same period in 2008, primarily due to higher margins achieved in Argentina after the conversion to Cisco equipment referred to above, as our consolidated purchasing power helps to secure volume pricing through Cisco’s rebate program. In addition, significant sales in Venezuela and Ecuador, with higher than normal profitability, were delivered during the three months ended March 31, 2009 and December 31, 2009, respectively. The resulting effective increase in gross margin was partially offset by lower margins realized on several specially priced contracts in Colombia and the $1 million reduction in revenue in Colombia during 2009, as discussed above.

During the quarter ended December 31, 2009, we accepted an order aggregating approximately $32 million from a major customer in Ecuador. As of December 31, 2009, we recognized approximately $12.5 million in product revenues related to this project. We expect to recognize an additional $8.3 million in products and services during the three months ended March 31, 2010 and expect to recognize a substantial portion of the remaining $11.2 million during the balance of 2010.

Services

Revenue from the provision of professional IT services increased for the year ended December 31, 2009, compared with the same period in 2008. Increases resulting from several new maintenance agreements entered into during 2009, such as multiple service contracts in Venezuela, some of which are expected to generate as much as $0.5 million per quarter in revenue, offset declines experienced in product sales during 2009 as compared to 2008.

Service gross margin for the year ended December 31, 2009 decreased compared to the same period in 2008. The decrease is, primarily a result of lower margins for both maintenance and installation and professional services, and also due to the mix of service revenue. Gross margin was impacted by the costs incurred in reorganizing and rebuilding our professional IT support team during 2009 as we have made investments in our personnel and market exposure to develop our services portfolio. Offsetting the decrease in gross margin were the efficiencies achieved from the consolidation of costs among the markets we serve which enabled us to control our costs, while increasing revenues.

Our service gross margin normally experiences some fluctuations due to various factors such as timing of maintenance service contract initiations and renewals, our strategic expenditures on headcount, and resources to support this business. Other factors include the mix of service offerings, as the gross margin from our installation and professional services is typically lower than the gross margin from maintenance service agreements. Our continued focus on providing comprehensive support to our customers’ networking devices, applications, and infrastructures, may cause installation and professional services to increase to a higher proportion of total service revenue.

Expenses

Sales, marketing and customer support costs include costs associated with advertising and promoting our products and services as well as supporting the customer after the sale is complete. Sales, marketing and customer support expenses were higher for the year ended December 31, 2009 than for the same period in 2008 primarily as a result of significant investments made to expand our sales teams in multiple markets and roll out several marketing campaigns supporting our entry into new markets such as Brazil, Peru, El Salvador, Guatemala and Nicaragua.

General and administrative expenses include back office expenses such as executive and support staff costs as well as professional fees for accounting, legal and other services associated with our Latin America operations. General and administrative expenses for the year ended December 31, 2009 were consistent with the same period in 2008. Lower costs resulting from the efficiencies from the optimization of our back-office infrastructure, such as the combination of support functions, and the realization of savings from cost control programs, such as the limitation of travel expenses, implemented over the last several quarters were offset by higher costs during the first quarter of 2009, including certain non-recurring costs such as market research, legal fees and other professional fees required to establish a local presence and obtain licenses and permits in connection with our entrance into new markets such as Brazil, Peru, El Salvador, Guatemala and Nicaragua. General and administrative expenses were cut by approximately $6 million on an annual basis, mostly through the reduction in headcount, salaries, office expenses and office-related expenses, in addition to the reduction in headcount by approximately 300 people. We expect to begin realizing the benefits of our cost-cutting measures during 2010.

As a result of the weakened economic environment, we undertook a review of the carrying amount of our intangible assets and goodwill as of December 31, 2009. The results of our quantitative analysis indicated that no impairment existed in our intangible assets and goodwill in Latin America; however, we also considered qualitative factors in our assessment. Specifically, we noted that the weakened economic environment in Argentina continues to have a negative impact on our operations at Transistemas as evidenced by the significant operating losses experienced from our operations in Argentina. In addition, we noted the significant country risk that exists in Venezuela (and to a lesser extent in Ecuador) and that the inherent political uncertainty which exists makes any long-term estimates as to future cash flows derived from that business extremely volatile. Although the weakened economic environment has affected our subsidiaries in other parts of Latin America, the effects have been felt to a much lesser extent. While the quantitative analysis supports the current carrying value of the intangible assets and goodwill in our other Latin America subsidiaries, we believe that an impairment exists from a qualitative standpoint given the uncertainty and instability of the future economic environment in certain countries of Latin America and the political risk in some of our markets. Accordingly, at December 31, 2009, we recorded a $15 million impairment charge related to intangible assets and goodwill in our Latin American segment in the consolidated statement of operations during the year ended December 31, 2009.

Depreciation and amortization expense represents the straight line expense recognition of the costs of our property and equipment over their individual estimated useful lives. The expense increased for the year ended December 31, 2009, compared to the same period in 2008, primarily as a result of our investments in the capital infrastructure required to support our business in current markets as well as our expansion into new markets.

Interest expense is the cost associated with our outstanding debt obligations in Latin America including lines of credit, loans from financial institutions and capital leases. Interest expense increased for the year ended December 31, 2009, compared to 2008, primarily a result of higher average outstanding debt obligations during the year ended December 31, 2009.

On July 17, 2009, we consummated a purchase and sale transaction under the 30% Purchase Agreement effective as of July 1, 2009 with Jorge Alvarado. Pursuant to the 30% Purchase Agreement, we purchased the 30% Units of Desca for an aggregate purchase price of $1.9 million. As a result of our purchase under the 30% Purchase Agreement, effective July 1, 2009, we settled the noncontrolling interest purchase price obligation with Alvarado and Desca became our wholly-owned subsidiary. For the year ended December 31, 2009, the change in fair value of the noncontrolling interest purchase price obligation of $814,127 was recorded in the statement of operations. The settlement of the noncontrolling interest purchase price obligation in the amount of $6,134,711 was recorded as a credit to additional paid in capital as of December 31, 2009. For the year ended December 31, 2008, the gain pertaining to the change in fair value of the noncontrolling interest purchase price obligation represents the decrease in our estimated purchase price for the remaining portion of Desca that we did not own as of December 31, 2008.

Other income and expense is comprised of non-operating items. The expense for the year ended December 31, 2009, compared with the expense in 2008, is predominantly a result of losses on the foreign currency swap and changes in foreign currency valuation, offset by income attributable to noncontrolling interests.

Results of Operations – South Pacific

We offer mobile communications, Internet services and cable TV services (Moana TV) in American Samoa under the Bluesky Communications brand. In addition, we also own 66 2/3% of the American Samoa Hawaii Cable, LLC (ASH Cable) in partnership with the American Samoa Government, providing high-speed networking connections between the territory of American Samoa and the rest of the world. The products and services we offer in each of these markets vary depending on the infrastructure, existing telecommunication and data communications systems and the needs of the local economy. Our services revenue includes support provided to our clients by our hardware engineers, software analysts, architects, developers and staff for new or existing software, hardware, systems, or applications as well as ISP and data network infrastructure and telecommunications services. Sales of related products include computer hardware, communications hardware and commercial off-the-shelf software sold through retail locations or by our direct sales force.

During the third quarter of 2008, we began restructuring our South Pacific operations by consolidating our presence in American Samoa, Fiji and Papua New Guinea. Further, in April 2009, we sold our operations in Papua New Guinea and, as a result, have classified the results of operations for our Papua New Guinea operations as discontinued operations for all periods presented in our consolidated financial statements. The reorganization of our South Pacific operations is expected to save us approximately $1 million in operating costs on an annual basis.

Comparison of the Year Ended December 31, 2009 to the Year Ended December 31, 2008

The following table sets forth, for the periods indicated consolidated statements of operations information for our operations in the South Pacific.

	For the Year Ended December 31,
	2009	2008	Change $	Change %
Revenue
Product Sales	$3,968,565	$6,788,301	$(2,819,736)	(41.5)%
Services	15,092,901	13,942,772	1,150,129	8.2%

Total Revenue	19,061,466	20,731,073	(1,669,607)	(8.1)%
Cost of Revenue
Product Sales	3,511,971	5,685,587	(2,173,616)	(38.2)%
Services	5,074,113	4,386,970	687,143	15.7%

Total Cost of Revenue	8,586,084	10,072,557	(1,486,473)	(14.8)%

Gross Profit	10,475,382	10,658,516	(183,134)	(1.7)%
	55.0%	51.4%		3.5%
Expenses
Sales, Marketing and Customer Support	2,866,439	3,154,408	(287,969)	(9.1)%
General and Administrative	4,340,881	4,397,872	(56,991)	(1.3)%
Impairment of Intangible Assets and Goodwill	1,025,717	630,802	394,915	62.6%
Depreciation and Amortization	3,013,556	1,451,562	1,561,994	107.6%
Amortization – Intangible Assets	979,365	784,278	195,087	24.9%

Total Expenses	12,225,958	10,418,922	1,807,036	17.3%

Operating Loss	(1,750,576)	239,594	(1,990,170)	(830.6)%
Interest Expense, Net	(982,378)	(585,109)	(397,269)	67.9%
Other Income (Expense)	589,310	(282,010)	871,320	(309.0)%

Net Loss	$(2,143,644)	$(627,525)	$(1,516,119)	241.6%

Product Sales

Revenue from product sales decreased for the year ended December 31, 2009, as compared to the same period in 2008, primarily as a result of extremely aggressive pricing programs pursued by some of our competitors on sales of servers, PCs and peripherals, slower sales of telecommunications products such as handsets and accessories and a large corporate communication system sale in Fiji that occurred during the first quarter of 2008 was not repeated in 2009. Additionally, in April 2009, the Reserve Bank of Fiji announced that Fiji’s currency had been devalued by 20% effective immediately and the President of Fiji annulled the country’s constitution, terminated all the judges in the country and declared himself the head of state. As a result of these actions, there has been concern over the future business environment in Fiji which has resulted in slower sales of more costly technology equipment. In connection with the restructuring and sales of operations in certain markets mentioned above, we have intentionally decreased our sales volume of low margin PC and peripheral products and have continued to seek ways to focus our future business on the provision of professional IT and other services such as communication services via our undersea cable operations and the delivery of cable television services through our acquisition of Pacific Island Cable on American Samoa.

As a result of the factors discussed above and the uncertainty caused by such factors, our Board of Directors approved management’s proposal to cease or dispose of our operations in Fiji. As of December 31, 2009, our operations in Fiji were not being actively marketed for sale and management had not begun an active program to locate a buyer. Accordingly, our operations in Fiji did not qualify for classification as discontinued operations as of December 31, 2009. At December 31, 2009, assets at Fiji amounted to approximately $2.4 million and liabilities amounted to approximately $1.1 million.

The cost of revenue from product sales decreased at a slower rate than the corresponding revenue due to changes in the sales mix in 2009 as compared with 2008, which reflects our shift away from lower margin servers, PCs and peripherals.

Services

Overall, revenue from the provision of services for the year ended December 31, 2009 increased as compared with the same period in 2008 primarily as a result of the provision of communication services through our undersea cable operations, as well as revenues generated from our cable television operations, both of which began generating revenues during the second quarter of 2009. Additionally, during the fourth quarter of 2009, we provided services for many Federal Disaster Recovery agencies in the wake of the September 2009 earthquake and tsunami that struck American Samoa.

The cost of revenue from the provision of services for the year ended December 31, 2009 increased over the same period in 2008 mainly as a result of short-term cost overlaps required to transition the provision of certain of our communication services from satellite based networks to the new undersea fiber optic cable. In addition, our new cable television service offerings carry a lower overall margin than some of our other services.

Expenses

Sales, marketing and customer support expenses were lower for the year ended December 31, 2009 than for the same period in 2008. This reduction resulted primarily from the benefits of the regional reorganization, such as operating in fewer markets and scaled back advertising and marketing in certain other markets. In addition, we have evaluated staffing levels along our various geographic locations and lines of business and have made adjustments, where possible, to reduce our costs.

The 2009 impairment of goodwill represents non-cash charges incurred during the first quarter of 2009. As mentioned above, in April 2009, the Reserve Bank of Fiji announced that Fiji’s currency had been devalued by 20% effective immediately. Also, in April 2009, the President of Fiji annulled the country’s constitution, terminated all the judges in the country and declared himself the head of state. As a result of these actions, the Ah Koy litigation discussed in the “Legal Proceedings” section below and Fiji’s current economic instability and uncertain business climate, we undertook a review of the carrying value of our goodwill related to our operations in Fiji during the first quarter of 2009. Based on this review, we determined that the value of our goodwill related to our operations in Fiji had been impaired and, accordingly, during the first quarter of 2009 we recorded an impairment charge of $1,025,717. During the year ended December 31, 2008, we made the decision to restructure the operations in certain specific South Pacific Island nations (other than Fiji, Papua New Guinea and American Samoa). As a result of this decision, we undertook a review of the carrying amount of our goodwill as of December 31, 2008 and determined that the value of our goodwill related to certain specific South Pacific Island nations had been impaired. Accordingly, during the year ended December 31, 2008 we recorded an impairment charge of $630,802.

Expenses related to the depreciation of property, plant and equipment for year ended December 31, 2009 were higher than for the same period in 2008 mainly due to the installation of new network equipment to support the undersea cable operations.

Expenses related to the amortization of intangible assets for the year ended December 31, 2009 increased from the same period in 2008 primarily due to the write off of contract rights associated with the activation of the undersea cable operations, partially offset by the ending of the estimated useful life, and hence the amortization period, of certain intangible assets acquired in connection with acquisitions made during the three months ended March 31, 2006.

Interest expense, net of interest income, for the year ended December 31, 2009 increased as compared to the same period in 2008 as a result of new debt associated with the undersea cable operations that was obtained in the late first quarter of 2009 and into the second quarter of 2009, including the $16.7 million Term Loan Agreement described above under “Recent Events.”

The increase in other income, net for the year ended December 31, 2009, as compared to other expense, net for the year ended December 31, 2008 is mainly a result of higher income associated with the noncontrolling interest and recognition of income due to the settlement of previously recorded obligations.

Results of Operations – Corporate and Discontinued Operations

Comparison of the Year Ended December 31, 2009 to the Year Ended December 31, 2008

Our corporate headquarters primarily performs administrative services, and as such, does not generate revenue. The discontinued operations pertain predominantly to our investments in Latin Node and our Papua New Guinea Operations, as discussed below.

The following table sets forth, for the periods indicated, consolidated statements of operations information for our corporate office and our discontinued operations.

	For the Year Ended December 31,
	2009	2008	Change $	Change %
Expenses
General and Administrative	$11,465,007	$14,854,994	$(3,389,987)	(22.8)%
Depreciation and Amortization	80,353	29,950	50,403	168.3%

Total Expenses	11,545,360	14,884,944	(3,339,584)	(22.4)%

Operating Income (Loss)	(11,545,360)	(14,884,944)	3,339,584	(22.4)%
Interest Expense, Net	17,680	(1,697,791)	1,715,471	(101.0)%
Other Income (Expense)	(321,857)	(1,435,103)	1,113,246	(77.6)%
Loss from Discontinued Operations	(10,468,954)	(12,774,259)	2,305,305	(18.0)%

Net Loss	$(22,318,491)	$(30,792,097)	$8,473,606	(27.5)%

General and administrative expenses are predominantly corporate overhead expenses including executive costs and fees for professional services. During the year ended December 31, 2009, we have been able to cut general and administrative expenses by approximately $3.4 million, mostly through the reduction in headcount, compensation and related expenses, as well as the reduction of accounting and professional fees. We expect to continue realizing the benefits of our cost-cutting measures during 2010.

Interest expense, net is a factor of our average outstanding debt and/or excess cash position during the period. At January 1, 2009, we had $12.0 million outstanding under a bridge loan agreement with SIBL which incurred interest at 6%. This obligation was converted into shares of our Series B Preferred Stock on February 6, 2009. The expense incurred on this obligation was offset by interest earned on short term investments of excess cash on hand with financial institutions ranging from overnight agreements to nine month certificates of deposit. During the year ended December 31, 2008, we had a $30.3 million convertible long-term debt obligation outstanding with SIBL, which incurred interest at 10%. In addition, the associated deferred financing costs and note discount were being amortized into interest expense over the term of the note. This obligation was converted to Series A Preferred Stock and, ultimately common stock on June 30, 2008.

The decrease in other expense during the year ended December 31, 2009 is primarily the result of lower income attributable to noncontrolling interest as well as a decrease in the value of our liability regarding certain warrants to purchase our common stock, resulting in income for the current period.

The loss from discontinued operations pertains primarily to our investment in Latin Node and the sale of our operations in Papua New Guinea. Latin Node was classified as a discontinued operation on January 28, 2008 and, on June 12, 2008 filed for an assignment for benefit of creditors, whereby all of the assets of Latin Node were transferred to an assignee. We continued to reflect the assets, liabilities and results of operations of Latin Node under the consolidation method of accounting because we were deemed to be the principal secured creditor under the assignment for benefit of creditors and, as such, were entitled to receive all of the proceeds from any asset sales after the payment of the costs of administration. On November 18, 2008, we reached a settlement agreement regarding Latin Node’s final assets. Once our control over Latin Node was effectively lost on November 18, 2008, we deconsolidated Latin Node and began using the equity method of accounting for the investment. The results during the year ended December 31, 2008 reflect the losses sustained during the final months of Latin Node’s operations as well as expenses incurred in connection with legal and other costs pertaining to the FCPA investigation and subsequent discontinuance of Latin Node. During the first quarter of 2009, we received and subsequently cancelled, 375,000 shares of our common stock as a result of a litigation settlement stemming from the purchase of Latin Node, resulting in a gain of approximately $0.5 million. In April 2009, we sold our operations in Papua New Guinea and, as a result, have classified the results of operations for our Papua New Guinea operations as discontinued operations for all periods presented in our consolidated financial statements.

Liquidity and Capital Resources

Modification of Financing Arrangements with Stanford International Bank Ltd. and Recent Financial Collapse

Prior to 2009, our principal source of liquidity has been the issuances of equity and debt securities, including preferred stock and convertible promissory notes, to SIBL.

As noted above in Item 1, “Recent Events,” on July 21, 2008, we entered into a Credit Agreement with SIBL, pursuant to which SIBL agreed to provide a loan to us in the principal amount of up to $40 million. On February 6, 2009, as part of a modification to our capital structure, we entered into a Modification Agreement and a Fourth Amendment with SIBL, the terms and provisions of which are more fully described above in “Recent Events.”

As a result of the SIBL receiverships, and the uncertainty caused by them, we have lost access to our primary source of financing which will negatively impact our ability to obtain additional capital which we would need to fund our expansion plans and service our debt obligations. Also, due to the recent circumstances surrounding SIBL, our association with SIBL has become a significant detriment to our operations and prospects. Several banks in Latin America have restricted our access to revolving credit lines or have prevented additional draws on open credit lines requiring us to use cash reserves to remain current with our vendors. Our lines of credit with certain vendors have also been tightened with additional deposit or security requirements being added. The uncertainty caused by the possible impact of our association with SIBL has also inhibited our ability to obtain third party financing and has caused us to expend significant amounts of working capital that were not budgeted or anticipated. However, we do not believe that these factors will have a material adverse effect on our business, financial condition or results of operations.

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

In addition, local credit markets in Latin America have tightened and local bank lending policies have become more stringent than in the past. Desca has had local lines of credit expire unrenewed as a result and we have had to supply cash to Desca to replace that liquidity.

There can be no assurance that the plans and actions proposed by management will be successful or that circumstances will not require us to seek additional funding sources in the future or effectuate plans to conserve liquidity. In addition, there can be no assurance that in the event additional sources of funds are needed they will be available on acceptable terms, if at all.

Overall Cash Inflows and Outflows

We incurred a $59.2 million loss from continuing operations and used $18.5 million of cash in continuing operations for the year ended December 31, 2009. As of December 31, 2009, we have a $170.3 million accumulated deficit and working capital of $2.2 million.

Operating Activities. We used $18.5 million to fund operations during the year ended December 31, 2009. For the year ended December 31, 2009, our loss from continuing operations amounted to $59.2 million, which included net non-cash expenses of $33.2 million. Changes in operating assets and liabilities provided $7.4 million in cash.

Investing Activities. We used $0.2 million to fund investing activities during the year ended December 31, 2009. We received approximately $8.2 million from the redemption of certificates of deposit and $5.6 million from the sale of one of our subsidiaries. We paid approximately $3.6 million for the acquisitions of entities and approximately $15.4 million for investments in capital assets.

Financing Activities. We received approximately $6.8 million in cash from financing activities during the year ended December 31, 2009. During the year ended December 31, 2009, we received $3.4 million in net proceeds from lines of credit, notes payable and long-term debt and $6.0 million of proceeds from subscriptions receivable from the year ended December 31, 2009.

On June 8, 2009, we entered into a Term Loan Agreement in the amount of $16,672,000 with ANZ, whereby the proceeds of the term loan were used to fund the construction, installation and delivery to customers of a fully operational undersea fiber optic cable linking American Samoa and Samoa to Hawaii and providing improved long distance telecommunication and data services.

The successful management of our working capital needs is a key driver of our growth and cash flow generation of our operations in Latin America. One measurement we use to monitor working capital is days sales outstanding (“DSO”), which measures the number of days we take to collect revenue after a sale is made. Our consolidated DSO increased from 111 days as of December 31, 2008 to 127 days as of December 31, 2009. Our DSO as of December 31, 2008 is on a pro forma basis to give effect to our 2008 acquisitions, as if these transactions occurred on January 1, 2008, and the classification of Datec PNG as discontinued operations. The increase in our DSO is mainly attributable to lower sales during the year ended December 31, 2009, compared to the year ended December 31, 2008, as a result of the weakened economic environment. Also contributing to the increase in our DSO is a higher average accounts receivable balance impacted by slower collection periods and aged accounts receivable balances.

Since 2003, Venezuela has imposed currency controls and created the CADIVI process with the task of establishing detailed rules and regulations and generally administering the exchange control regime. These controls fix the exchange rate between the Bolivar and the U.S. dollar, and restrict the ability to exchange Bolivars for dollars and vice versa. The near-term effect has been to restrict our ability to repatriate funds from Venezuela in order to meet our cash requirements. To the extent that we move money in or out of Venezuela, either for cash flow purposes or working capital needs, we are subject to exchange gains or losses because Venezuela is operating on a fixed exchange rate, whereas the actual market is operating on a variable exchange rate.

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

We continue to make appropriate applications through the Venezuelan government and CADIVI for approval to obtain U.S. dollars at the official exchange rate. However, in recent periods, we have experienced difficulties in obtaining such approvals on a timely basis and we have not been given any assurances as to when the approval process would be completed. Due to these delays, we have used available local currency paid by customers to reduce our debt obligations denominated in that local currency. As a result, when approvals from CADIVI have been obtained we have had to promptly acquire Bolivars using a legal parallel exchange process in order to obtain U.S. dollars at the official exchange rate which can then be repatriated and used to meet our working capital needs. If previously obtained approvals do not ultimately result in currency conversions at the official exchange rate or if there is a delay in approvals being honored by CADIVI, we would be required to obtain U.S. dollars at a substantially less favorable exchange rate which would negatively impact our financial results and financial position. From time to time, we may have to recognize charges to operating income in connection with the exchange of Bolivars to U.S. dollars at rates which were unfavorable to the official exchange rate. During the fourth quarter of 2009, we received a large amount of approvals from CADIVI which we expect to substantially reduce the risk on our payables and debt obligations.

We believe that we have sufficient working capital on a consolidated basis in order to satisfy any subsidiary needs to the extent that such fundings are in our best interest as a whole. However, to the extent that we must rely on short-term financing from vendors or local banks, these financing arrangements may involve high interest rates or payment terms which could be unfavorable to us.

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

Our anticipated growth and expansion in Latin America has required significant use of our working capital, as well as the use of vendor financings and other forms of borrowings. Along with these investments, we have incurred significant expenses to fund our anticipated growth. Our customer activity is influenced by seasonal effects related to budget cycles and other factors specific to our target customer base. As such, revenues are generally higher in the fourth quarter. In addition, as our customers continue to show signs of economic recovery, we believe we will experience revenue growth or expansion during the first and second quarters of 2010. As a result of the anticipated growth, we will need access and availability to our existing vendor financings and credit facilities and/or will need to obtain additional financing and capital resources. We have also begun utilizing our cash resources to reduce our short-term debt and purchase additional inventory.

Our capital expenditures, together with ongoing operating expenses and obligations to service our debts, will likely decrease our available cash balances during the next fiscal year. We believe that our current level of working capital will be sufficient to sustain our current operations and service our debt obligations through at least January 1, 2011. However, there can be no assurance that the plans and actions proposed by management will be successful or that unforeseen circumstances will not require us to seek additional funding sources in the future or effectuate plans to conserve liquidity in the event additional sources of funds are needed or may not be available on acceptable terms, if at all. Although the overall economy is showing signs of recovery, in particular in the markets we serve, the current macro-economic conditions create risk and our ability to measure and react to these issues, as well as any issues that may arise as a result of the SIBL matter, will ultimately factor into our future success and ability to meet our business objectives and fulfill our business plan. In addition, if we are not able to sell our assets or our sources of revenue do not generate sufficient capital to fund operations, we will need to identify other sources of capital and/or we may be required to modify our business plan. Our inability to obtain needed debt and/or equity financing when needed or to generate sufficient cash from operations may require us to scale back our business plan and limit our planned growth and expansion activities, abandon projects and/or curtail capital expenditures. The current challenging economic conditions and the unusual events that have affected global financial markets may impair our ability to identify and secure other sources of capital. At this time, we cannot provide any assurance that other sources of capital will be available.

As discussed above, since January 1, 2009 our cash position has been declining. We must therefore collect outstanding receivables more rapidly and are dependent on the ability and willingness of our customers to pay the invoiced amounts more rapidly than in the recent past. If we cannot strengthen our overall financial position, we may experience restrictions on our vendor credit. Such events would have a material adverse impact on our results of operations and financial condition.

Off-Balance Sheet Arrangements

We lease space for operations; sales, marketing and customer support; and general and administrative purposes as well as machinery, vehicles, and network equipment under lease agreements that expire at various dates through December 2029. Certain leases have renewal options at reduced rates and provisions requiring us to pay maintenance, property taxes and insurance. Generally, all rental payments are fixed. For the years ended December 31, 2009 and 2008, the aggregate rent expense for all operating leases was $4,187,187 and $3,293,806, respectively. Future minimum commitments on the above agreements are as follows:

For the Year Ended December 31,
2010	$3,068,071
2011	2,728,005
2012	2,510,408
2013	2,303,272
2014	2,195,669
Thereafter	6,714,205

$19,519,629

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

We have audited the accompanying consolidated balance sheets of eLandia International Inc. and Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended December 31,2009. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eLandia International Inc. and Subsidiaries, as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Morrison, Brown, Argiz & Farra, LLP

Morrison, Brown, Argiz & Farra LLP

Miami, Florida

April 15, 2010

eLandia International Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2009	December 31, 2008

ASSETS
Current Assets
Cash and Cash Equivalents	$18,115,650	$37,368,768
Short-Term Investments	—	8,157,104
Restricted Cash	1,875,220	6,277,374
Accounts Receivable, Net	53,997,519	69,806,170
Inventories, Net	14,812,151	13,863,542
Prepaid Expenses and Other Current Assets	6,401,914	7,169,541
Deposits with Suppliers and Subcontractors	6,840,478	2,321,540
VAT Receivable, Net	4,263,590	—
Assets Held for Sale	—	7,421,078

Total Current Assets	106,306,522	152,385,117

Property, Plant and Equipment, Net	36,369,332	21,450,156
Telecommunications Licenses and Agreements	858,743	858,743
Customer Lists, Net	1,203,317	1,371,532
Contract Rights, Net	78,470	2,680,845
Trade Names, Net	—	8,151,122
Goodwill	10,870,959	19,145,772
Assets Held for Sale - Long-Term	—	16,890,030
VAT Receivable, Net	—	4,350,738
Other Assets	4,010,149	5,770,357

TOTAL ASSETS	$159,697,492	$233,054,412

The accompanying notes are an integral part of these consolidated financial statements.

eLandia International Inc. and Subsidiaries

Consolidated Balance Sheets—(Continued)

	December 31, 2009	December 31, 2008

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$39,073,697	$52,267,986
Accrued Expenses	12,982,690	12,549,213
Lines of Credit	11,451,140	27,359,321
Notes Payable	17,850,287	14,501,645
Long-Term Debt - Current Portion	4,196,428	6,700,044
Long-Term Debt - Related Party - Current Portion	513,644	—
Capital Lease Obligations - Current Portion	1,257,416	562,318
Customer Deposits	11,562,218	5,510,050
Deferred Revenue	3,641,348	3,289,152
Liabilities of Discontinued Operations	642,562	6,039,739
Other Current Liabilities	970,751	1,433,863

Total Current Liabilities	104,142,181	130,213,331

Long-Term Liabilities
Long-Term Debt, Net of Current Portion	21,746,594	1,071,157
Long-Term Debt - Related Party, Net of Current Portion	—	12,000,000
Capital Lease Obligations, Net of Current Portion	2,944,489	1,375,425
Liabilities of Discontinued Operations	1,000,000	1,564,349
Other Long-Term Liabilities	1,090,732	636,834

Total Long-Term Liabilities	26,781,815	16,647,765

Total Liabilities	130,923,996	146,861,096

Commitments and Contingencies

Noncontrolling Interest Purchase Price Obligation	—	8,798,838
Common Stock, Subject to Possible Redemption, 433,333 shares at Redemption Value	—	2,599,998

	—	11,398,836

Stockholders’ Equity
eLandia International Inc. Stockholders’ Equity
Preferred Stock, $0.00001 Par Value; 35,000,000 Shares Authorized; 4,118,263 and 2,340,485 Shares Issued and Outstanding at December 31, 2009 and 2008, Respectively

Series A Convertible Preferred Stock, $0.00001 Par Value; 6,500,000 Shares Authorized; -0- Shares Issued and Outstanding at December 31, 2009 and 2008	—	—

Series B Convertible Preferred Stock, $0.00001 Par Value; 14,074,074 Shares Authorized; 4,118,263 and 2,340,485 Shares Issued and Outstanding at December 31, 2009 and 2008, Respectively. Liquidation preference of $27,798,275 and $15,798,273 at December 31, 2009 and 2008, Respectively	16,679,962	15,785,517

Common Stock, $0.00001 par value; 200,000,000 Shares Authorized; 27,630,220 and 41,301,932 Shares Issued and 27,630,220 and 40,739,432 Shares Outstanding at December 31, 2009 and 2008, Respectively (Less 433,333 Shares Subject to Possible Redemption at December 31, 2008)	275	402
Additional Paid-In Capital	171,278,627	151,963,772
Accumulated Deficit	(170,321,386)	(101,562,481)
Accumulated Other Comprehensive Income	3,108,194	3,460,633

Total eLandia International Inc. Stockholders’ Equity	20,745,672	69,647,843
Noncontrolling Interests	8,027,824	5,146,637

Total Stockholders’ Equity	28,773,496	74,794,480

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$159,697,492	$233,054,412

The accompanying notes are an integral part of these consolidated financial statements.

eLandia International Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Year Ended December 31,
	2009	2008
REVENUE
Product Sales	$114,607,784	$121,625,730
Services	65,174,549	52,158,565

Total Revenue	179,782,333	173,784,295

COSTS AND EXPENSES
Cost of Revenue – Product Sales	91,563,103	98,756,654
Cost of Revenue – Services	37,531,272	27,435,727
Sales, Marketing and Customer Support	29,171,704	28,361,235
General and Administrative	42,350,764	39,118,174
Impairment of Intangible Assets and Goodwill	16,025,717	630,802
Depreciation and Amortization	5,756,544	3,299,520
Amortization – Intangible Assets	4,460,911	3,529,463

Total Operating Expenses	226,860,015	201,131,575

LOSS FROM CONTINUING OPERATIONS	(47,077,682)	(27,347,280)
OTHER (EXPENSE) INCOME
Interest Expense and Other Financing Costs	(5,163,634)	(6,239,709)
Interest Income	559,056	1,052,767
Other Income (Expense)	(1,481,910)	(801,613)
Gain on Sale Leaseback - Related Party	—	19,830
(Loss) Gain on Swap	(1,940,308)	2,562,938
Change in Value of Noncontrolling Interest Purchase Price Obligation	814,127	670,000
Foreign Exchange Loss	(4,852,187)	(1,205,080)

Total Other Expense	(12,064,856)	(3,940,867)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	(59,142,538)	(31,288,147)
Income Tax Expense	(26,209)	(1,028,964)

LOSS FROM CONTINUING OPERATIONS, NET OF INCOME TAX EXPENSE	(59,168,747)	(32,317,111)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX EXPENSE	(10,468,954)	(12,774,259)

NET LOSS	$(69,637,701)	$(45,091,370)
Less: Loss (Income) Attributable to Noncontrolling Interests	878,796	(1,287,403)

NET LOSS ATTRIBUTABLE TO ELANDIA INTERNATIONAL INC.	$(68,758,905)	$(46,378,773)

AMOUNTS ATTRIBUTABLE TO ELANDIA INTERNATIONAL INC.
Loss from Continuing Operations	$(58,289,951)	$(33,604,514)
Loss from Discontinued Operations	(10,468,954)	(12,774,259)

NET LOSS ATTRIBUTABLE TO ELANDIA INTERNATIONAL INC.	$(68,758,905)	$(46,378,773)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO ELANDIA INTERNATIONAL INC., BASIC AND DILUTED
Continuing Operations	$(2.12)	$(1.12)
Discontinued Operations	(0.38)	(0.42)

Net Loss per Common Share	$(2.50)	$(1.54)

Weighted Average Number of Common Shares Outstanding, Basic and Diluted	27,502,286	30,136,993

OTHER COMPREHENSIVE LOSS, NET OF TAX
Net Loss	$(69,637,701)	$(45,091,370)
Foreign Currency Translation Adjustment	(352,439)	3,487,639

Comprehensive Loss	(69,990,140)	(41,603,731)
Comprehensive Loss (Income) Attributable to Noncontrolling Interest	878,796	(872,140)

COMPREHENSIVE LOSS ATTRIBUTABLE TO ELANDIA INTERNATIONAL INC.	$(69,111,344)	$(42,475,871)

The accompanying notes are an integral part of these consolidated financial statements.

eLandia International Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

	Preferred Stock - Series A $0.00001 Par Value		Preferred Stock - Series B $0.00001 Par Value		Common Stock $0.00001 Par Value		Additional Paid- In	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Equity
BALANCES — January 1, 2008	—	$—	4,740,741	$29,316,769	17,029,315	$169	$48,668,422	$(61,148,459)	$(27,006)	$1,339,647	$18,149,542
Issuance of Common Stock Upon Exercise of Warrants	—	—	—	—	5,897,875	59	5,839	—	—	—	5,898
Issuance of Series B Convertible Preferred Stock	—	—	8,710,855	58,237,320	—	—	—	—	—	—	58,237,320
Conversion of Series B Convertible Preferred Stock to Common Stock	—	—	(11,111,111)	(71,768,572)	11,111,111	111	71,768,461	—	—	—	—
Accrued Interest Contributed to Capital by Majority Stockholder Upon Conversion of Long-Term Debt	—	—	—	—	—	—	4,109,775	—	—	—	4,109,775
Conversion of Long-Term Debt-Convertible-Related Party to Series A Preferred Stock	6,060,000	61	—	—	—	—	30,299,939	—	—	—	30,300,000
Unamortized Financing Costs and Note Discount Related to Long-Term Debt - Convertible - Related Party Charged to Capital Upon Conversion of Long-Term Debt	—	—	—	—	—	—	(4,726,451)	—	—	—	(4,726,451)
Conversion of Series A Convertible Preferred Stock to Common Stock	(6,060,000)	(61)	—	—	6,060,000	61	—	—	—	—	—
Issuance of Restricted Common Stock to Executive	—	—	—	—	187,500	2	(2)	—	—	—	—
Effect of Deconsolidation of Subsidiary	—	—	—	—	—	—	—	5,964,751	—	—	5,964,751
Purchase of Subsidiary Shares by Noncontrolling Interest	—	—	—	—	—	—	—	—	—	3,466,658	3,466,658
Dividends Paid to Noncontrolling Interest	—	—	—	—	—	—	—	—	—	(531,808)	(531,808)
Foreign Currency Translation Adjustment	—	—	—	—	—	—	—	—	3,487,639	(415,263)	3,072,376
Common Stock Granted to Directors	—	—	—	—	20,298	—	65,763	—	—	—	65,763
Stock-Based Compensation	—	—	—	—	—	—	1,772,026	—	—	—	1,772,026
Net (Loss) Income	—	—	—	—	—	—	—	(46,378,773)	—	1,287,403	(45,091,370)

BALANCES — December 31, 2008	—	$—	2,340,485	$15,785,517	40,306,099	$402	$151,963,772	$(101,562,481)	$3,460,633	$5,146,637	$74,794,480
Shares Received and Cancelled from Litigation Settlement	—	—	—	—	(375,000)	(4)	(449,996)	—	—	—	(450,000)
Conversion of Promissory Note - Related Party to Series B Preferred Stock	—	—	1,777,778	894,445	(16,148,612)	(162)	11,078,506	—	—	—	11,972,789
Issuance of Restricted Common Stock to Executive	—	—	—	—	562,500	6	(6)	—	—	—	—
Issuance of Common Stock	—	—	—	—	1,900	—	3,134	—	—	—	3,134
Purchase of Subsidiary Shares by Noncontrolling Interest	—	—	—	—	—	—	—	—	—	6,000,000	6,000,000
Sale of Subsidiary Shares to Noncontrolling Interest	—	—	—	—	—	—	—	—	—	(2,240,017)	(2,240,017)
Effect of Change in Warrant Liability Classification	—	—	—	—	—	—	(269,629)	—	—	—	(269,629)
Settlement of Noncontrolling Interest Purchase Price Obligation	—	—	—	—	—	—	6,134,711	—	—	—	6,134,711
Issuance of Common Stock in Connection with Purchase of Remaining 30% Interest in Desca	—	—	—	—	2,500,000	25	849,975	—	—	—	850,000
Issuance of Common Stock in Settlement of CTT Purchase Price	—	—	—	—	350,000	4	104,996	—	—	—	105,000
Issuance of Common Stock in Settlement of Put/Call Agreement and Issuance of Promissory Note - Related Party	—	—	—	—	433,333	4	146,246	—	—	—	146,250
Foreign Currency Translation Adjustment	—	—	—	—	—	—	—	—	(352,439)	—	(352,439)
Share-based Compensation	—	—	—	—	—	—	1,716,918	—	—	—	1,716,918
Net (Loss) Income	—	—	—	—	—	—	—	(68,758,905)	—	(878,796)	(69,637,701)

BALANCES — December 31, 2009	—	$—	4,118,263	$16,679,962	27,630,220	$275	$171,278,627	$(170,321,386)	$3,108,194	$8,027,824	$28,773,496

The accompanying notes are an integral part of these consolidated financial statements.

eLandia International Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss from Continuing Operations	$(59,168,747)	$(32,317,111)
Adjustments to Reconcile Net Loss from Continuing Operations to Net Cash and Cash Equivalents Used in Operating Activities:
Provision for Doubtful Accounts	219,843	259,752
(Recovery) Provision for Non-Collectible VAT Receivable	(666,772)	277,676
Impairment of Intangible Assets and Goodwill	16,025,717	630,802
Share-Based Compensation	1,716,918	1,837,789
Depreciation and Amortization	5,756,544	3,299,520
Amortization — Intangible Assets	4,460,911	3,529,463
Amortization of Deferred Financing Costs and Discount on Long-Term Debt	81,803	887,547
Issuance of Common Stock for Marketing Services	3,134	—
Change in Value of Warrant	(269,629)	—
Gain on Sale Leaseback — Related Party	—	(19,830)
Change in Value of Noncontrolling Interest Purchase Price Obligation	(814,127)	(670,000)
Foreign Currency Loss	4,852,187	1,205,080
Loss (Gain) on Swap	1,940,308	(2,562,938)
Deferred Income Taxes	(89,869)	230,957
Accrued Interest on Long-Term Debt — Related Party	13,644	—
Accrued Interest on Convertible Promissory Note — Related Party	—	1,515,000
Changes in Operating Assets and Liabilities:
Accounts Receivable	15,588,808	(33,131,500)
Inventories	(948,609)	702,901
Prepaid Expenses and Other Current Assets	999,733	(3,346,219)
Deposits with Suppliers and Subcontractors	(4,518,938)	747,149
VAT Receivable	753,920	(569,714)
Other Assets	1,838,566	(3,667,429)
Accounts Payable	(13,194,289)	17,692,266
Accrued Expenses	516,873	(2,508,677)
Customer Deposits	5,989,119	349,776
Deferred Revenue	352,196	1,231,243
Other Liabilities	33,712	824,001

TOTAL ADJUSTMENTS	40,641,703	(11,255,385)

CASH AND CASH EQUIVALENTS USED IN OPERATING ACTIVITIES	(18,527,044)	(43,572,496)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Acquired in Business Acquisitions	—	852,234
Cash Paid for Acquisitions	(3,564,534)	(7,161,365)
Proceeds from the Sale of Subsidiary	5,587,573	—
Settlement of CTT Purchase Price	600,000	—
Purchases of Property and Equipment	(15,351,294)	(6,202,278)
Redemption of Certificates of Deposits	8,157,104	(8,157,104)
Restricted Cash	4,402,154	(6,277,374)
Acquisition of Telecommunications License	—	(69,000)

CASH AND CASH EQUIVALENTS USED IN INVESTING ACTIVITIES	(168,997)	(27,014,887)

The accompanying notes are an integral part of these consolidated financial statements.

eLandia International Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Continued)

	For the Year Ended December 31,
	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES
(Payments) Proceeds from Lines of Credit, Net	(15,908,181)	15,268,206
Proceeds from Notes Payable, Net	3,348,642	—
Proceeds from Long-Term Debt, Net	15,939,982	7,618,812
Principal Payments on Capital Leases	(1,260,265)	(613,747)
Proceeds from Sale of Series B Preferred Stock, Net of Issuance Costs	—	58,237,320
Financing Costs Paid — Series B Preferred Stock	—	(24,496)
Proceeds from Convertible Promissory Note - Related Party	—	12,000,000
Transaction Costs Paid — Conversion of Promissory Note	(226,829)	—
Proceeds from Exercise of Warrants	—	5,898
Proceeds from Noncontrolling Interest Subscription Receivable	6,000,000	2,500,000
Payment to Noncontrolling Interest for Settlement of Purchase Price Obligation	(500,000)	—
Dividends Paid to Noncontrolling Interest	—	(531,808)
Payment for Settlement of Put/Call Agreement	(259,998)	—
Financing Costs Paid — Long-Term Debt	(307,235)	—

CASH AND CASH EQUIVALENTS PROVIDED BY FINANCING ACTIVITIES	6,826,116	94,460,185

CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating Cash Flows	732,730	1,429,200
Investing Cash Flows	—	(2,152,385)
Financing Cash Flows	(1,129,692)	(8,123,349)

NET CASH AND CASH EQUIVALENTS USED IN DISCONTINUED OPERATIONS	(396,962)	(8,846,534)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(6,986,231)	2,451,504

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(19,253,118)	17,477,772
CASH AND CASH EQUIVALENTS— Beginning	37,368,768	19,890,996

CASH AND CASH EQUIVALENTS— Ending	$18,115,650	$37,368,768

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid During the Periods For:
Interest	$3,378,129	$3,104,021
Taxes	$3,876,711	$1,097,104
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Promissory Notes - Related Party to Series B Convertible Preferred Stock	$12,000,000	$—
Accrued Interest Contributed to Capital Upon Conversion of Promissory Note - Related Party	$199,618	$—
Cancellation of Common Stock Upon Conversion of Promissory Note - Related Party	$162	$—
Sale of Subsidiary Shares to Noncontrolling Interest	$2,240,017	$—
Acquisition of Equipment with Issuance of Capital Leases	$3,524,427	$—
Issuance of Common Stock in Connection with Settlement of CTT Purchase Price	$105,000	$—
Issuance of Promissory Note - Related Party in Connection with Settlement of Put/Call Agreement	$2,340,000	$—
Value of Common Stock Issued in Connection with Promissory Note	$146,250	$—
Issuance of Promissory Note - Related Party in Connection with Settlement of Noncontrolling Interest Purchase
Price Obligation	$500,000	$—
Settlement of Noncontrolling Interest Purchase Price Obligation	$6,134,711	$—
Issuance of Common Stock in Connection with Purchase of 30% Interest in Desca	$850,000	$—
Issuance of Common Stock	$6	$1
Conversion of Convertible Promissory Notes - Related Party to Series A Convertible Preferred Stock	$—	$30,300,000
Forgiveness of Accrued Interest on Convertible Promissory Notes	$—	$4,109,775
Deferred Financing Fees and Debt Discounts Converted to Capital	$—	$4,726,451
Conversion of Series A Convertible Preferred Stock to Common Stock	$—	$30,300,000
Conversion of Series B Convertible Preferred Stock to Common Stock	$—	$71,768,572
Redeemable Common Stock Issued for Acquisition of Transistemas	$—	$2,599,998
Conversion of Amounts Payable into Promissory Notes	$—	$4,000,000
Effect of Deconsolidation of Subsidiary	$—	$5,964,751
Adjustment to Goodwill Based on Allocation of Purchase Price of Desca	$—	$4,652,801

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

NOTE 2 – Liquidity, Financial Condition and Management’s Plans

We incurred a $59.2 million loss from continuing operations and used $18.5 of cash in continuing operations for the year ended December 31, 2009. As of December 31, 2009, we have a $170.3 million accumulated deficit and working capital of $2.2 million. In addition, our net loss for the year ended December 31, 2009, amounting to $69.6 million, includes a loss of $10.5 million from discontinued operations.

Our net loss includes an aggregate of $33.2 of non-cash charges principally consisting of $16.0 million for the impairment of intangible assets and goodwill, $10.3 million of depreciation and amortization, $6.8 million for foreign currency loss and loss on swap, $1.7 million of stock based compensation, and a non-cash gain of $0.8 million for the change in the value of the noncontrolling interest purchase price obligation.

Prior to 2009, our principal source of liquidity has been the issuances of equity and debt securities, including preferred stock and convertible promissory notes, to Stanford International Bank Ltd. (“SIBL”) (and its related entities), our former principal stockholder. However, as discussed in Note 19, due to the collective impact of the uncertainties surrounding SIBL they are no longer a source of funding. Other sources of funds include cash from external financing arrangements, including a term loan in the amount of $16.7 million and a revolving line of credit facility of up to $5 million from ANZ Finance American Samoa, Inc., various lines of credit with multiple local banks in South and Central America and trade payables financing provided by our principal supplier.

On June 8, 2009, we entered into a Loan Agreement (“Term Loan Agreement”) in the amount of $16,672,000 with ANZ Finance American Samoa, Inc. and ANZ Amerika Samoa Bank (jointly, “ANZ”). The term loan bears interest at a rate of 2% above the U.S. prime rate and is due on June 3, 2016. The proceeds of the term loan were used to fund the construction, installation and delivery to customers of a fully operational undersea fiber optic cable linking American Samoa and Samoa to Hawaii and providing improved long distance telecommunication and data services (see Note 17).

On April 17, 2009, we sold our 50% ownership in Datec PNG, Ltd. (“Datec PNG”) for an aggregate sales price of $5,610,000 in cash, less selling costs of $22,427 (see Note 7).

On February 6, 2009, SIBL converted $12.0 million of outstanding debt under a bridge loan agreement into our Series B Preferred Stock (see Note 17).

On July 17, 2009, we entered into a Securities Purchase Agreement, effective as of July 1, 2009, (the “30% Purchase Agreement”) with Jorge Enrique Alvarado Amado (“Alvarado”). Pursuant to the 30% Purchase Agreement, we purchased 3,000,000 Common Units (“30% Units”) of Desca Holding, LLC (“Desca”) for an aggregate purchase price of $1.9 million, consisting of (i) $500,000 in cash, (ii) a $500,000 promissory note payable on July 1, 2010, and (iii) 2,500,000 shares of our common stock, valued at $0.9 million. As a result of our purchase of the 30% Units under the 30% Purchase Agreement, effective July 1, 2009, Desca became a wholly-owned subsidiary (see Note 5).

On July 1, 2009, the former owners of Transistemas S.A. (“Transistemas Sellers”) exercised their option under the Put/Call Agreement entered into concurrently with the closing of our investment in Transistemas S.A. (“Transistemas”) effective July 1, 2008. We had a dispute with the Transistemas Sellers when they exercised their Put right. On August 27, 2009, we entered into a Settlement Agreement with the Transistemas Sellers in full and final settlement of the Put/Call Agreement. Pursuant to the terms of the Settlement Agreement, we agreed to pay the Transistemas Sellers $2.6 million as follows: (i) $260,000 in cash payable on the date of the Settlement Agreement, and (ii) $2,340,000 payable in the form of a non-interest bearing promissory note due on July 15, 2011. In addition, as an inducement to settle the Put obligation and execute the promissory note, we agreed to issue to the Sellers 433,333 shares of our common stock, valued at $156,000 (see Note 20).

On October 16, 2008, eLandia and the former owners of Center of Technology Transfer Corporation (“CTT Sellers”) entered into a Stock Purchase Agreement (the “Purchase Agreement”) and Escrow Agreement. Pursuant to the Purchase Agreement and Escrow Agreement, $600,000 of the purchase price was deposited with an escrow agent to satisfy our indemnification rights pursuant to the Purchase Agreement. On September 30, 2009, we agreed to settle certain claims relating to the Net Asset Value (as defined in the Purchase Agreement) of Center of Technology Transfer Corporation (“CTT”). Pursuant to the terms of the settlement, the CTT Sellers agreed to release the $600,000 escrow amount to us in exchange for the issuance of 350,000 shares of our common stock to the CTT Sellers, valued at $105,000 (see Note 11).

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Management believes that our current level of working capital at December 31, 2009 will be sufficient to sustain operations through at least January 1, 2011. However, there can be no assurance that the plans and actions proposed by management will be successful or that unforeseen circumstances will not require us to seek additional funding sources in the future or effectuate plans to conserve liquidity. In addition, there can be no assurance that in the event additional sources of funds are needed they will be available on acceptable terms, if at all.

NOTE 3 – Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of eLandia and all of its’ wholly-owned and majority owned subsidiaries. We have classified as discontinued operations for all periods presented (i) Latin Node, Inc., the investment in which is recorded under the equity method of accounting because of a loss in control, and which has filed an assignment for the benefit of creditors, and (ii) the accounts of Datec PNG, which was sold on April 17, 2009. All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements are presented in United States dollars. The financial statements of our foreign operations are stated in foreign currencies, referred to as the functional currency except for Desca, where the functional currency is the U.S. dollar. Functional currency assets and liabilities are translated into the reporting currency, U.S. dollars, using period end rates of exchange and the related translation adjustments are recorded as a separate component of accumulated other comprehensive income. Functional statements of operations amounts expressed in functional currencies are translated using average exchange rates for the respective periods. Remeasurement adjustments and gains or losses resulting from foreign currency transactions are recorded as foreign exchange gains or losses in the consolidated statement of operations.

FASB Accounting Standards Codification

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” which establishes the FASB Accounting Standards Codification (“ASC”) as the source of authoritative principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. References to authoritative accounting literature contained in our consolidated financial statements will be made in accordance with the ASC.

Reclassification

We have reclassified certain prior year amounts to conform to the current year’s presentation. These reclassifications have no effect on the financial position or results of operations reported as of and for the year ended December 31, 2008.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount of uncollectible accounts receivable, the valuation of value added tax (“VAT”) receivable, deferred taxes and related valuation allowances, the valuation of noncontrolling interest purchase price obligations, the amount to be paid for the settlement of liabilities of discontinued operations, accrued expenses, the amount allocated to contract rights, customer lists, trade names and goodwill in connection with acquisitions, along with the estimated useful lives for amortizable intangible assets and property, plant and equipment, warrants granted in connection with various financing transactions, share-based payment arrangements, and the percentage of completion with respect to production contracts in circumstances where the use of that accounting method is deemed to be appropriate.

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

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Revenue from sales of technology products includes, among other things, personal computers, servers, routers, switching systems, networking equipment and communications equipment. Revenue from sales of telecommunications products includes hardware and other products supporting telecommunications services.

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

Education Services

Revenue from education services is generated through the provision of talent development and technical certification. Revenue generated from education services is generally recognized as the courses are completed and the certified testing services are rendered.

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

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

We did not have any significant production contracts in effect during the years ended December 31, 2009 and 2008.

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

We accrued approximately $923,000 and $1,493,000 of rebates due from a single vendor that is being accounted for as a reduction of accounts payable in the accompanying consolidated balance sheets at December 31, 2009 and 2008, respectively.

Cash and Cash Equivalents

All highly liquid investments with an original maturity of 90 days or less when purchased are considered to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. Cash equivalents generally consist of certificates of deposit.

Concentration of Credit Risk

Financial instruments that potentially expose us to credit risk include cash and cash equivalents and short-term investments. These amounts are being held for use for working capital needs and/or future acquisitions. At times, our cash and cash equivalents and/or short-term investments may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit.

Short-Term Investments

All highly liquid investments that have an original maturity of greater than 90 days but less than one year at the date of purchase are classified as short-term investments. The carrying value of these instruments approximates their fair value. As of December 31, 2009, we did not have any short-term investments.

Restricted Cash

As of December 31, 2009, we had approximately $1.9 million of restricted cash, which was used to collateralize other debts and obligations.

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

Inventory

Inventory consists predominantly of finished goods inventory, inclusive of technology equipment, products and accessories. Inventory is carried at the lower of cost or net realizable value. Cost is based on a weighted average or first-in-first-out method. All expenditures incurred in acquiring inventory including transportation and custom duties are included in inventory. Reserves for obsolete inventory are provided based on historical experience of a variety of factors including sales volume, product life, and levels of inventory at the end of the period. Our reserve for obsolete inventory at December 31, 2009 and 2008 amounted to approximately $1,387,000 and $313,000, respectively.

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Value Added Tax

Certain of our operations are subject to Value Added Tax, or VAT, which is usually applied to goods and services purchased in the respective countries. We account for VAT imposed on our goods and services on a net basis in the consolidated statements of operations. We are required to remit the VAT we collect to the tax authorities, but may deduct the VAT we have paid on eligible purchases. The VAT return is filed offsetting the payables against the receivables. At December 31, 2009 and 2008, the gross VAT receivable amounted to $4,882,593 and $5,636,513, respectively. The collection of the VAT receivable may extend over a period of up to two years. We review our VAT receivable for impairment whenever events or changes in circumstances indicate the carrying amount might not be recoverable. As of December 31, 2009 and 2008, we determined that a portion of the VAT receivable balance may not be recoverable and therefore we recorded a reserve of $619,003 and $1,285,775, respectively, which reduced the net VAT receivable to $4,263,590 and $4,350,738, respectively.

Property, Plant and Equipment

Property, plant and equipment are stated at cost and depreciation is calculated using the straight line method over the estimated useful lives of the related assets as follows:

Leasehold Improvements (shorter of useful life or lease term)	3 to 7 years
Building	50 years
Furniture and Fixtures	5 to 10 years
Network Equipment	5 to 10 years
Office Equipment and Software	3 to 10 years
Vehicles	5 to 10 years

When property, plant and equipment are retired, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and the resulting gain or loss is credited or charged to operations. Maintenance and repairs are expensed as incurred, while replacements and betterments that extend estimated useful lives are capitalized.

Long Lived Assets

We periodically review the carrying values of our long lived assets when events or changes in circumstances would indicate that it is more likely than not that their carrying values may exceed their realizable values, and record impairment charges when considered necessary.

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

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

As more fully discussed in Note 11 and 12, we undertook a review of the carrying amount of our goodwill and intangible assets as of December 31, 2009 and determined that the value of our goodwill and intangible assets related to our operations in Latin America and Fiji had been impaired. Accordingly, we recorded an impairment charge of $16,025,717 in the accompanying consolidated statement of operations during the year ended December 31, 2009.

Effective June 30, 2008, management made the decision and began to restructure the operations in certain specific South Pacific island nations (other than Fiji, Papua New Guinea and American Samoa). As a result of this decision, we undertook a review of the carrying amount of our goodwill as of June 30, 2008 and determined that the value of our goodwill related to certain specific South Pacific island nations had been impaired. Accordingly, we recorded an impairment charge of $630,802 in the accompanying consolidated statement of operations during the year ended December 31, 2008.

We will continue to evaluate goodwill and intangible assets for impairment, at least annually. Other than as set forth above, during the years ended December 31, 2009 and 2008, we did not identify any indication of goodwill or intangible asset impairment in our other reporting units.

Deferred Financing Costs

Direct costs incurred in connection with issuing debt securities or entering into line of credit arrangements are recorded as deferred financing costs and are amortized as interest expense over the term of the related debt instruments or credit facility. Deferred financing costs include cash and the fair value of common stock purchase warrants issued to placement agents and others as fees for providing advisory services and facilitating debt financing transactions.

Convertible Instruments

We review all of our convertible instruments for the existence of an embedded conversion feature which may require bifurcation if certain criteria are met. The criteria, if met, require companies to bifurcate conversion options from their host instruments and account for them as freestanding derivative financial instruments. These three criteria include circumstances in which:

(a)	the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract,

(b)	the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur, and

(c)	a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to certain requirements (except for when the host instrument is deemed to be conventional).

When we have determined that the embedded conversion options should not be bifurcated from their host instruments, we record discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. Also when necessary, we record deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the financing transaction and the effective conversion price embedded in the preferred shares.

We evaluated the conversion options embedded in our convertible instruments during each of the reporting periods presented.

The characteristics of common stock that were issuable upon a holder’s exercise of conversion options embedded in its preferred shares are considered clearly and closely related to the characteristics of the preferred shares. Accordingly, we determined that the conversion options embedded in our preferred shares did not require bifurcation and are therefore being accounted for as embedded derivatives. Additionally, if a conversion feature is reset upon the occurrence of a future event based upon a contractual provision existing at the commitment date of the financing transaction, the conversion option should be evaluated on the date of the reset and measured using the commitment date fair value of the stock as the basis for computing intrinsic value at the date of the reset. The convertible preferred shares feature anti-dilution provisions to adjust the number of shares issuable upon conversion in the event of a stock split, stock dividend or similar recapitalization event but do not require the Company to adjust the exercise price of the conversion option in the event of a subsequent sale of equity securities or convertible instruments at a price or conversion prices more favorable than those in effect in the outstanding preferred shares.

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The conversion option included in our convertible notes, which were convertible into Series A Convertible Preferred Stock, was considered a conventional instrument. Accordingly, we accounted for these conversion options as embedded derivatives.

Preferred Stock

Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. We classify conditionally redeemable preferred shares (if any), which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, we classify our preferred stock in stockholders’ equity.

Our preferred shares do not feature any redemption rights within the holders’ control or conditional redemption features not solely within our control as of December 31, 2009. Accordingly, all issuances of preferred stock are presented as a component of stockholders’ equity.

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

Our freestanding derivatives consist of warrants to purchase common stock that we issued in connection with various financing transactions. We evaluated these freestanding derivatives to assess their proper classification in the consolidated balance sheet as of December 31, 2009 and 2008. Financial instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The common stock warrants issued to Stanford Group Company (“SGC”) in connection with our November 2007 $35 million Preferred Stock Purchase Agreement do not have fixed settlement provisions because their exercise prices may be lowered if we issue securities at lower prices in the future. Accordingly, the warrants were recognized as a derivative instrument and have been re-characterized as derivative liabilities. We are required to re-measure the fair value of these liabilities at the end of every reporting period with the change in value reported in the statement of operations. Effective January 1, 2009, we reclassified the fair value of these common stock purchase warrants from equity to liability as if these warrants were treated as a derivative liability since their date of issue. The fair value of the derivative liability was not considered to be material as of December 31, 2009 and January 1, 2009.

We determined that our remaining outstanding common stock purchase warrants satisfied the criteria for classification as equity instruments at December 31, 2009 and 2008.

Advertising Costs

Advertising costs are expensed as they are incurred and are included in general and administrative expenses. Advertising costs for the years ended December 31, 2009 and 2008 amounted to approximately $814,000 and $1,825,000, respectively.

Acquisition-Related Costs

Effective January 1, 2009, acquisition-related costs incurred to effect a business combination, including finder’s fees, advisory, legal, accounting, valuation, and other professional or consulting fees, are accounted for as expenses in the periods in which the costs are incurred and the services are received. As of December 31, 2008, we elected to expense all acquisition-related costs in connection with acquisitions that were in process, but had not yet closed. Such expense amounted to $139,513 for the year ended December 31, 2008 and is included in general and administrative expenses in the accompanying consolidated statements of operations. Acquisition-related costs relating to acquisitions completed by December 31, 2008 are included in the cost of the acquired entity.

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Share Based Payment Arrangements

Share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights, are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded in general and administrative expense in the accompanying consolidated statements of operations.

Income Taxes

Current income taxes are based on the respective periods’ taxable income for federal and state income tax reporting purposes. Deferred tax liabilities and assets are determined based on the difference between the financial statement and income tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is required if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. For United States income tax purposes, management concluded a full valuation allowance was appropriate at December 31, 2009 and 2008 due to operating losses incurred.

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

Net Loss Per Share

Basic net loss per share is computed by dividing net loss per share attributable to eLandia by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted net loss per share for the years ended December 31, 2009 and 2008 includes 28,125 warrants, with an exercise price of $.001 per share.

The computation of basic net loss per share for the years ended December 31, 2009 and 2008 excludes the following potentially dilutive securities because their inclusion would be anti-dilutive.

	For the Year Ended December 31,
	2009	2008
Convertible Preferred Stock	4,118,263	2,340,485
Common Stock Purchase Warrants	1,409,259	1,409,259
Stock Options	7,622,875	6,232,250
Non-Vested Restricted Stock	—	562,500

	13,150,397	10,544,494

Foreign Currency Translation and Remeasurement

The consolidated financial statements are presented in United States dollars. The financial statements of our foreign operations are stated in foreign currencies, referred to as the functional currency except for Desca Holding, LLC, where the functional currency is the U.S. dollar. Functional currency assets and liabilities are translated into the reporting currency, U.S. dollars, using period end rates of exchange and the related translation adjustments are recorded as a separate component of accumulated other comprehensive income. Functional statements of operations amounts expressed in functional currencies are translated using average exchange rates for the respective periods. Remeasurement adjustments and gains or losses resulting from foreign currency transactions are recorded as foreign exchange gains or losses in the consolidated statement of operations.

Comprehensive Loss

Other comprehensive loss includes all changes in stockholders’ equity during a period from non-owner sources and is reported in the consolidated statement of stockholders’ equity. To date, other comprehensive loss consists of changes in accumulated foreign currency translation adjustments during the years.

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Recently Adopted Accounting Pronouncements

In December 2007, the FASB issued authoritative guidance to affirm that the acquisition method of accounting (previously referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The guidance defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. The guidance also requires an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Additionally, the guidance requires acquisition-related costs to be expensed in the period in which the costs are incurred and the services are received instead of including such costs as part of the acquisition price. The adoption of this guidance did not have a significant impact on our consolidated financial statements, as the acquisitions made during the year ended December 31, 2009 were not material.

In December 2007, the FASB issued authoritative guidance which established accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The guidance requires, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. The presentation and disclosure requirements of the guidance were applied retrospectively. The change in fair value of the noncontrolling interest purchase price obligation is recorded in the statement of operations.

In February 2008, the FASB issued authoritative guidance as it relates to non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in the consolidated financial statements on at least an annual basis. The guidance defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of this guidance, as it relates to non-financial assets and non-financial liabilities had no impact on our consolidated financial statements. The provisions of this guidance will be applied at such time a fair value measurement of a non-financial asset or non-financial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of this guidance (Note 4).

In April 2009, the FASB issued authoritative guidance requiring that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably determined. If the fair value of such assets or liabilities cannot be reasonably determined, then they would generally be recognized in accordance with certain other pre-existing accounting standards. This guidance also amends the subsequent accounting for assets and liabilities arising from contingencies in a business combination and certain other disclosure requirements. The adoption of this guidance did not have a significant impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

In September 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements” (“ASU No. 2009-13”). ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (“deliverables”) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements,” of the Codification for separating consideration in multiple-deliverable arrangements. A selling price hierarchy is established for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. Additional disclosures related to a vendor’s multiple-deliverable revenue arrangements are also required by this update. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into, or materially modified, in fiscal years beginning on or after June 15, 2010 with early adoption permitted. The adoption of this pronouncement is not expected to have a material impact on our consolidated financial position or results of operations.

In September 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements” (“ASU No. 2009-14”). ASU No. 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements to allow for alternatives when vendor-specific objective evidence does not exist. Under this guidance, tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality and hardware components of a tangible product containing software components are excluded from the software revenue guidance in Subtopic 985-605, “Software-Revenue Recognition;” thus, these arrangements are excluded from this update. ASU No. 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. The adoption of this pronouncement is not expected to have a material impact on our consolidated financial position or results of operations.

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”). ASU No. 2010-06 requires more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this pronouncement is not expected to have a material impact on our consolidated financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

NOTE 4 – Fair Value

We have determined the estimated fair value amounts presented in these consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the consolidated financial statements are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. We have based these fair value estimates on pertinent information available as of December 31, 2009 and 2008. As of December 31, 2009 and 2008, the carrying value of all financial instruments approximates fair value.

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

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following are the major categories of assets measured at fair value on a nonrecurring basis during the years ended December 31, 2009 and 2008, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	December 31, 2009
	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2009	Total Impairment for the Year Ended December 31, 2009
Goodwill	$-0-	$-0-	$10,870,959	$10,870,959	$8,689,817
Intangible Assets	-0-	-0-	2,140,530	2,140,530	7,335,900

Total	$-0-	$-0-	$13,011,489	$13,011,489	$16,025,717

	December 31, 2008
	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2009	Total Impairment for the Year Ended December 31, 2009
Goodwill	$-0-	$-0-	$19,145,772	$19,145,772	$630,802
Intangible Assets	-0-	-0-	13,062,242	13,062,242	-0-

Total	$-0-	$-0-	$32,208,014	$32,208,014	$630,802

We recorded an intangible asset and goodwill impairment charge of $16,025,717 and $630,802 during the years ended December 31, 2009 and 2008, respectively, to write down intangible assets and goodwill to their implied fair values (Notes 11 and 12).

NOTE 5 – Acquisitions

Transistemas S. A.

On May 23, 2008, we entered into a Sale and Purchase Agreement with Jaime Wray and Martin Enrico Wray pursuant to which we agreed to purchase 100% of all of the common stock of Transistemas for an aggregate purchase price of $5,293,146.

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

$5,688,946

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The acquisition of Transistemas was accounted for under the purchase method of accounting. Accordingly, the consolidated financial statements include the results of operations of Transistemas from the effective date of acquisition of July 1, 2008 through December 31, 2009.

Other Acquisitions

We made two acquisitions during 2008:

•	Center of Technology Transfer Corporation (“CTT”), an education services integrator in information and communications technologies, business skills and best practices in Latin America; and

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

The above acquisitions were accounted for using the purchase method of accounting. Accordingly, the net assets were recorded at their estimated fair values on the effective date of their respective acquisitions. The consolidated statements of operations include the results of operations from the effective date of their respective acquisitions.

The following unaudited consolidated pro forma information gives effect to the acquisitions of Transistemas, CTT, PRR and ASHC as if these transactions had occurred on January 1, 2008. The following pro-forma information is presented for illustration purposes only and is not necessarily indicative of the results that would have been attained had the acquisition of these businesses been completed on January 1, 2008, nor are they indicative of results that may occur in any future periods.

2008
Revenues	$189,128,139
Loss from Operations	$(27,005,388)
Net Loss from Continuing Operations	$(35,647,947)

Basic and Diluted Loss from Continuing Operations per Share	$(1.17)
Weighted Average Shares Outstanding - Basic and Diluted	30,353,660

In addition, we made two acquisitions during 2009: (1) Center of Technology Transfer Corporation – Peru and (2) American Samoa Entertainment, Inc. The total aggregate consideration for these acquisitions was $3,564,534.

On April 29, 2009, we acquired an additional 20% interest in PRR, increasing our ownership to 100%, and an additional 13.33% interest in ASHC, increasing our ownership interest to 66.67%. The total consideration paid for the acquisition of these interests was nominal.

On July 17, 2009, we consummated a purchase and sale transaction under a Securities Purchase Agreement effective as of July 1, 2009 (the “30% Purchase Agreement”) with Alvarado. Pursuant to the 30% Purchase Agreement, we purchased 3,000,000 Common Units (“30% Units”) of Desca for an aggregate purchase price of $1.9 million, as described below. As a result of our purchase under the 30% Purchase Agreement, effective July 1, 2009, we settled the noncontrolling interest purchase price obligation with Alvarado and Desca became our wholly-owned subsidiary. For the year ended December 31, 2009, the change in fair value of the noncontrolling interest purchase price obligation of $814,127 was recorded in the statement of operations. The settlement of the noncontrolling interest purchase price obligation in the amount of $6,134,711 was recorded as a credit to additional paid in capital as of December 31, 2009.

Under the terms of the 30% Purchase Agreement we have:

(i)	made a payment to Alvarado of $500,000 in cash,

(ii)	executed and delivered to Alvarado a $500,000 promissory note payable on July 1, 2010, and

(iii)	issued to Alvarado 2,500,000 shares of our common stock, valued at $0.9 million based on the closing stock price of $0.34 on July 17, 2009, of which

a.	one-half of such shares were deposited with an escrow agent to be held and released in accordance with the terms of an escrow agreement, as described below, and

b.	one-half of such shares were delivered to Alvarado.

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

In addition to the purchase price described above, we agreed to pay to Alvarado contingent consideration (the “Contingent Consideration”) in the event Desca achieved certain financial performance targets for 2009 identified in the 30% Purchase Agreement. The aggregate amount of the Contingent Consideration was, at Alvarado’s option, payable as follows: (i) up to an additional maximum amount of 5,000,000 restricted shares of our common stock, (ii) payment of up to a maximum amount of $8,000,000 in cash to be evidenced by an additional non-interest bearing promissory note payable on December 31, 2013, or (iii) up to an additional maximum amount of 2,500,000 restricted shares of our common stock and payment of up to an additional maximum amount of $4,000,000 in cash to be evidenced by an additional non-interest bearing promissory note payable on December 31, 2013. However, pursuant to the terms of the Purchase Agreement and as a result of Desca’s financial performance targets for 2009, we were not required to pay the Contingent Consideration.

All but 1,250,000 shares of our common stock constituting part of the purchase price, as well as any additional shares of our common stock constituting amounts of Contingent Consideration, were deposited with an escrow agent to be held and released over a 4-year period, as described below. All shares of our common stock held in escrow are available to satisfy any claim by us for indemnification under the 30% Purchase Agreement. All shares of our common stock constituting part of the purchase price will be held in escrow for a period of two years following the closing; however, if such shares become eligible for resale by Alvarado pursuant to Rule 144 under the Securities Act of 1933, such shares may be sold by Alvarado, but only so long as Alvarado makes arrangements acceptable to us for the immediate deposit of the net cash proceeds into escrow to be held in accordance with the terms thereof. All promissory notes issued by us in connection with the 30% Purchase Agreement, are subject to setoff to satisfy any indemnification claims we may have against Alvarado.

At the closing of the 30% Purchase Agreement, Alvarado also entered into a two-year amended and restated employment agreement pursuant to which he will serve as chief executive officer of our Networking Group. Alvarado also executed a non-compete agreement containing customary non-compete, non-solicitation, non-disclosure and non-disparagement covenants. Finally, eLandia and Alvarado executed a termination and release agreement pursuant to which each of the parties agreed to terminate certain prior agreements and to release any claims the parties may have had against one another arising prior to the date of the 30% Purchase Agreement.

NOTE 6 – Desca Capital Call

On September 30, 2008, Desca requested a capital call from its members in the aggregate amount of $10 million. The proceeds from the capital call were used to fund Desca’s working capital needs. Pursuant to the capital call, as the 70% owner of Desca, we contributed $7 million in the form of $4,705,500 in cash and $2,294,500 evidenced by capital contributions from previous advances and loans made to Desca. Alvarado, as the 30% owner of Desca, contributed 1,150,000 stock appreciation rights (“SARs”) in eLandia valued at $3 million. Desca subsequently sold these SARs to eLandia in exchange for a $3 million promissory note, bearing interest at an annual rate of 10% and maturing on September 30, 2011.

We also issued to Alvarado warrants to purchase an aggregate of 1,150,000 shares of our common stock at an exercise price of $3.08 per share. The warrants are exercisable on the earlier of (i) receipt of a put consideration from Alvarado, (ii) receipt of a call from eLandia or (iii) December 31, 2012. If the warrants are exercised pursuant to (i) or (ii) above, the exercise price for the warrants due to the Company will be deducted from the balance of the put or call consideration required to be paid pursuant to the Limited Liability Company Agreement of Desca. The fair value of the warrants issued to Alvarado amounted to $883,200

NOTE 7 – Deconsolidation of Subsidiary and Discontinued Operations

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

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

As more fully described in Note 19, on June 12, 2008, Latin Node filed for an assignment for the benefit of creditors in the 11th Judicial Circuit in and for Miami-Dade County, Florida, whereby all of the assets of Latin Node were transferred to an assignee. We continued to reflect the assets, liabilities and results of operations of Latin Node under the consolidation method of accounting because we were deemed to be the principal secured creditor under the assignment for the benefit of creditors and, as such, were entitled to receive all of the proceeds from any asset sales after the payment of the costs of administration. On November 18, 2008, we reached a settlement agreement regarding Latin Node’s final assets. Once our control over Latin Node was effectively lost on November 18, 2008, we deconsolidated Latin Node and began using the equity method of accounting for the investment. As such, under the equity method of accounting, we recognized our proportionate share of losses in our investment in Latin Node through the date of change in control in the amount of $14,236,647. In addition, we recorded $5,964,751 for the effect of the deconsolidation of Latin Node as a decrease in accumulated deficit.

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

Through April 17, 2009, we held a 50% interest in Datec PNG, which represented our operations in Papua New Guinea. Due to our management influence, we consolidated Datec PNG within our consolidated financial statements. Datec PNG provides technology products, Internet access services and IT services to large corporate organizations. Datec PNG had an overdraft facility account with a maximum borrowing limit of approximately $1.9 million. This overdraft facility account was secured by the assets of Datec PNG. On April 17, 2009 we sold our 50% ownership interest in Datec PNG to Steamships Ltd. As a result of the sale of Datec PNG, we re-measured the value of the net assets to be sold at the lower of the carrying amount or fair value less selling costs. We determined that the sale price of $5,610,000 in cash, less selling costs of $22,427, was the best indicator of the fair value of the assets to be sold. Accordingly, we recorded an impairment charge related to the goodwill and intangible assets of $10,827,252 during the three months ended March 31, 2009 and a loss upon the closing of the sale, including the results of operations for the 17 day period ending April 17, 2009, of $198,960. The write off of the goodwill and the loss resulted in a net loss on the sale of Datec PNG of $11,026,212, which is included in discontinued operations.

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

A summary of our assets and liabilities from discontinued operations as of December 31, 2009 and 2008 and our results of discontinued operations for the years ended December 31, 2009 and 2008 is as follows:

Assets and Liabilities of Discontinued Operations

	As of December 31,
	2009	2008
Cash	$—	$623,116
Accounts Receivable, Net	—	2,231,117
Inventory, Net	—	2,806,027
Prepaid Expenses and Other Current Assets	—	678,300
Deposits with Suppliers and Subcontractors	—	26,988
Deferred Tax Asset - Current	—	1,055,530

Assets Held for Sale - Current	$—	$7,421,078

Property, Plant and Equipment, net	$—	$3,266,629
Customer Lists, Net	—	1,465,425
Contract Rights, Net	—	483,727
Goodwill	—	11,356,388
Other Assets	—	317,861

Assets Held for Sale - Long-Term	$—	$16,890,030

Accounts Payable	$—	$1,757,501
Accrued Expenses	132,562	1,061,927
Deferred Gain on Sale Leaseback - Current	—	257,397
Accrued FCPA Penalty	500,000	500,000
Long-Term Debt	—	1,129,692
Capital Lease Obligations	10,000	10,000
Deferred Revenue	—	1,323,222

Liabilities from Discontinued Operations - Current	$642,562	$6,039,739

Deferred Gain on Sale Leaseback, Net of Current Portion	$—	$64,349
Accrued FCPA Penalty	1,000,000	1,500,000

Liabilities from Discontinued Operations - Long Term	$1,000,000	$1,564,349

Results of Discontinued Operations

	For the Year Ended December 31,
	2009	2008
Revenue	$9,819,365	$36,839,060
Cost of Revenue	(5,851,239)	(23,541,824)
Sales, Marketing and Customer Support	(1,573,803)	(6,609,124)
General and Administrative	(1,175,352)	(3,127,925)
Loss from Investment in Latin Node	—	(14,236,647)
Impairment of Goodwill and Intangible Assets	(10,827,252)	—
Depreciation and Amortization	(435,232)	(1,464,230)
Amortization – Intangible Assets	(263,639)	(1,259,953)
Interest Expense, net	(324)	(190,238)
Other (Expense) Income	(161,478)	816,622

Net Loss from Discontinued Operations	$(10,468,954)	$(12,774,259)

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Indebtedness of Discontinued Operations

Latin Node entered into a $13 million debt financing transaction with Laurus Master Fund, Ltd. (“Laurus”) pursuant to the terms of a Security Agreement and various related loan documents, each dated June 29, 2007, by and among Laurus, eLandia, Latin Node, and various subsidiaries of Latin Node. Pursuant to the terms of an Assignment Agreement dated February 29, 2008, Laurus assigned to us all of its rights in the Security Agreement, the promissory notes, guaranty, equity pledge agreements and other loan and security documents executed in connection with the Latin Node loan. In connection with the Assignment Agreement, Laurus also agreed to the cancellation of a warrant to purchase 533,158 shares of Latin Node’s common stock and an associated registration rights agreement, each issued in connection with the Latin Node loan. In consideration for the assignment of the documents evidencing the Latin Node loan, we paid Laurus an aggregate amount of $6,965,456 representing the sum of (a) the unpaid principal balance of, and accrued interest on, the Latin Node loan in the total amount of $6,247,017 and (b) unpaid fees due to Laurus pursuant to the loan documents of $718,439.

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

ETI initially owned 40% of the equity interests in PRR, which was formed to acquire a portion of the Pac-Rim East undersea fiber optic cable that runs between New Zealand and Hawaii (the “PRE Cable”) and to redeploy a portion of the PRE Cable from Pago Pago, American Samoa to Keawaula, Oahu, Hawaii (the “ASH Cable”) and to redeploy, subject to business justification, a portion of the PRE Cable from Pago Pago, American Samoa to Apia, Independent State of Samoa (the “ISS Cable”). ETI also initially owned 26 2/3% of the equity interests in ASHC, which was formed to acquire, maintain and operate the PRE Cable and ASH Cable. The cost of the acquisition, construction and related costs of the project were estimated at $24 million.

The acquisition of the PRE Cable and its redeployment was funded by third party financing and contributions by the American Samoa Government (“ASG”), which is a 33% member of ASHC. ASG committed to contribute $9 million for their investment in ASHC. As of December 31, 2008, ASG had contributed $3 million. In February and June 2009, ASG contributed an additional $3 million as a result of obtaining third party financing. Operation and maintenance of the ASH Cable will be funded primarily through telecommunications and internet services contracts. AST has contractually committed to utilizing a portion of the fiber optic cable capacity to be provided by the ASH Cable.

Additionally, on May 22, 2008, PRR and ASHC entered into a Purchase and Sale Agreement for the ASH Cable, which provides for the purchase of the redeployed and fully operational ASH Cable by ASHC during 2009. ASHC purchased the ASH Cable from PRR in June 2009 for a total consideration of $25.4 million using the proceeds from the Term Loan Agreement with ANZ (see Note 17) and the final capital contribution from ASG.

On May 30, 2008, PRR entered into a Purchase and Sale Agreement, whereby PRR acquired the PRE Cable for an aggregate purchase price of $4 million. In addition, PRR also committed to pay $2 million as a development fee for the PRE Cable. The amounts were due to be paid on or before June 30, 2009, with provisions allowing for accelerated timing and payment amounts. These amounts were paid in June 2009 using the proceeds from the Term Loan Agreement.

For the period from May 22, 2008 through August 7, 2008, PRR and ASHC did not have substantial operations and, accordingly, there was no allocation of income or loss from these investments.

On August 8, 2008, ETI purchased the 40% membership interests of another partner in PRR and the 26 2/3% membership interests from the same partner in ASHC for an aggregate cash consideration of $681,114.

On April 29, 2009, ETI acquired an additional 20% interest in PRR, increasing our ownership to 100%, and an additional 13.33% interest in ASHC, increasing our ownership interest to 66.67%. The total consideration paid for the acquisition of these interests was nominal.

NOTE 9 – Restructuring of the South Pacific

Effective June 30, 2008, management made the decision and began to restructure the operations in certain specific South Pacific island nations (other than Fiji, Papua New Guinea and American Samoa). As a result of this decision, in July 2008, we sold our operations located in Queensland, Australia for proceeds of approximately $1.2 million, resulting in a gain of approximately $364,000. The gain is included in other income in the accompanying consolidated statements of operations for the year ended December 31, 2008.

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Further, in April 2009, we sold our operations in Papua New Guinea and, as a result, have classified the results of operations for our Papua New Guinea operations as discontinued operations for all periods presented in our consolidated financial statements (see Note 7).

In April 2009, the Reserve Bank of Fiji announced that Fiji’s currency had been devalued by 20% effective April 16, 2009, the President of Fiji annulled the country’s constitution, terminated all the judges in the country and declared himself the head of state. This triggered an impairment charge to our goodwill in Fiji due to the anticipated economic instability and an uncertain business climate. These political events and any subsequent developments may have a negative impact on our business. As a result of these factors and the uncertainty caused by such factors, in December 2009 our Board of Directors approved management’s proposal to dispose of our operations in Fiji) (see Note 26). As of December 31, 2009, our operations in Fiji were not being actively marketed for sale and management had not begun an active program to locate a buyer. Accordingly, our operations in Fiji did not qualify for classification as discontinued operations as of December 31, 2009. At December 31, 2009, assets at Fiji amounted to approximately $2.4 million and liabilities amounted to approximately $1.1 million.

NOTE 10 – Accounts Receivable

Accounts receivable at December 31, 2009 and 2008 is comprised of:

	2009	2008
Accounts Receivable	$54,907,810	$72,021,160
Allowance for Doubtful Accounts	(910,291)	(2,214,990)

	$53,997,519	$69,806,170

The change in allowances for doubtful accounts for the years ended December 31, 2009 and 2008 is as follows:

	2009	2008
Balance of allowance for doubtful accounts at beginning of year	$2,214,990	$1,978,002
Provision for bad debt for the years then ended	219,843	259,752
Amounts written off during the years then ended	(1,524,542)	(22,764)

Balance of allowance for doubtful accounts at end of year	$910,291	$2,214,990

Included in accounts receivable is $14,819,924 and $13,647,677 of unbilled receivables at December 31, 2009 and 2008, respectively. We utilize substantially all of our accounts receivable to collateralize certain debt.

NOTE 11 – Goodwill

Goodwill represents the excess purchase price paid over the cost of net assets acquired in business combinations accounted for under the purchase method of accounting. Changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 were as follows:

	Latin America	South Pacific	Total
Balance at January 1, 2008	$—	$3,606,063	$3,606,063
Acquisitions in 2008	6,599,079	—	6,599,079
Allocation of acquisition purchase price	9,489,708	—	9,489,708
Impairment charge	—	(630,802)	(630,802)
Foreign currency translation effect	—	81,724	81,724

Balance at December 31, 2008	16,088,787	3,056,985	19,145,772
Acquisitions in 2009	183,374	885,332	1,068,706
Purchase price adjustment	(495,000)	—	(495,000)
Impairment charge	(7,664,100)	(1,025,717)	(8,689,817)
Foreign currency translation effect	(140,964)	(17,738)	(158,702)

Balance at December 31, 2009	$7,972,097	$2,898,862	$10,870,959

On October 16, 2008, eLandia and the CTT Sellers entered into a Purchase Agreement and Escrow Agreement, pursuant to which $600,000 of the purchase price was deposited with an escrow agent to satisfy our indemnification rights. On September 30, 2009, we agreed to settle certain claims relating to the Net Asset Value of CTT (as defined in the Purchase Agreement). Pursuant to the terms of the settlement, the CTT Sellers agreed to release the $600,000 escrow amount to us in exchange for the issuance of 350,000 shares of our common stock to the CTT Sellers, valued at $105,000. We have recorded the net settlement amount of $495,000 as a purchase price adjustment to the goodwill of CTT in the accompanying consolidated balance sheet as of December 31, 2009.

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

As a result of the weakened economic environment, we undertook a review of the carrying amount of our goodwill and intangible assets as of December 31, 2009. The results of our quantitative analysis indicated that no impairment existed in our goodwill and intangible assets in Latin America; however, we also considered qualitative factors in our assessment. Specifically, we noted that the weakened economic environment continues to have a negative impact on our operations at Transistemas as evidenced by the significant operating losses experienced from our operations in Argentina. In addition, we noted the significant country risk that exists in Venezuela (and to a lesser extent in Ecuador) and that the inherent political uncertainty which exists makes any long-term estimates as to future cash flows derived from that business extremely volatile. Although the weakened economic environment has affected our subsidiaries in other parts of Latin America, the effects have been felt to a much lesser extent. While the quantitative analysis supports the current carrying value of the goodwill and intangible assets in our other Latin America subsidiaries, we believe that an impairment exists from a qualitative standpoint given the uncertainty and instability of the future economic environment in certain countries of Latin America and the political risk in some of our markets. Accordingly, we recorded a goodwill impairment charge of $7,664,100 in the accompanying consolidated statement of operations during the year ended December 31, 2009.

In April 2009, the Reserve Bank of Fiji announced that Fiji’s currency had been devalued by 20% effective immediately. Also, in April 2009, the President of Fiji annulled the country’s constitution, terminated all the judges in the country and declared himself the head of state. As a result of the Ah Koy litigation discussed in Note 19 and Fiji’s current economic instability and uncertain business climate, we undertook a review of the carrying amount of our goodwill as of March 31, 2009 and determined that the value of our goodwill related to Fiji had been impaired. Accordingly, we recorded a goodwill impairment charge of $1,025,717 in the accompanying consolidated statement of operations during the year ended December 31, 2009.

As described in Note 3, we performed an impairment test of goodwill at June 30, 2008 and determined that the value of our goodwill related to certain South Pacific island nations had been impaired. Accordingly, we recorded an impairment charge of $630,802 in the accompanying consolidated statement of operations during the year ended December 31, 2008.

NOTE 12 – Intangible Assets

Intangible asset values and the related accumulated amortization are as follows:

	Definite Lived Assets			Indefinite Lived Assets
	Customer Lists	Contract Rights	Trade Names	Telecommunications Licenses and Agreements
Gross Value at December 31, 2008	$2,004,251	$4,988,209	$10,493,604	$858,743
Accumulated Amortization at December 31, 2008	(632,719)	(2,307,364)	(2,342,482)	—

Net Value at December 31, 2008	$1,371,532	$2,680,845	$8,151,122	$858,743

Gross Value at December 31, 2009	$1,833,100	$2,070,586	$—	$858,743
Accumulated Amortization at December 31, 2009	(629,783)	(1,992,116)	—	—

Net Value at December 31, 2009	$1,203,317	$78,470	$—	$858,743

Acquired intangibles with a definite life are amortized on a straight-line basis over weighted average lives. Telecommunications licenses and agreements are generally perpetual in nature and therefore are not amortized.

As discussed in Note 11, as a result of the weakened economic environment, we undertook a review of the carrying amount of our goodwill and intangible assets as of December 31, 2009. Based upon our review, we recorded an intangible asset impairment charge of $7,335,900 in the accompanying consolidated statement of operations during the year ended December 31, 2009.

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

	Definite Life Assets			Indefinite Life Assets
	Customer Lists	Contract Rights	Trade Names	Telecommunications Licenses and Agreements
Acquired in Connection with Acquisitions during 2008	$373,251	$1,282,437	$3,743,604	$—
Purchased in 2008	—	—	—	69,000
Reallocation of Original Acquisition Purchase Price during 2008	(7,121,907)	(2,465,000)	4,750,000	—

Total	$(6,748,656)	$(1,182,563)	$8,493,604	$69,000

Weighted Average Life (Years)	4	4	4

Acquired in Connection with Acquisitions during 2009	$875,100	$—	$—	$—
Impairment Charge	(551,133)	(1,257,045)	(5,527,722)	—

Total	$323,967	$(1,257,045)	$(5,527,722)	$—

Weighted Average Life (Years)	7	—	—

For the years ended December 31, 2009 and 2008, amortization expense amounted to $4,460,911 and $3,529,463, respectively.

The following table outlines the estimated future amortization expense related to intangible assets as of December 31, 2009:

	Customer Lists	Contract Rights	Total
For the Year Ending December 31,
2010	$261,857	$73,951	$335,808
2011	261,857	4,519	266,376
2012	261,857	—	261,857
2013	136,406	—	136,406
2014	125,000	—	125,000
Thereafter	156,340	—	156,340

	$1,203,317	$78,470	$1,281,787

NOTE 13 – Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31, 2009 and 2008:

	2009	2008
Building	$1,547,025	$1,772,732
Leasehold Improvements	2,826,084	2,048,028
Network Equipment	38,044,064	8,925,146
Office Equipment	2,922,626	2,687,794
Furniture and Fixtures	1,190,032	1,515,439
Vehicles	820,406	703,015

Total Property and Equipment	47,350,237	17,652,154
Accumulated Depreciation and Amortization	(12,326,637)	(8,173,321)

Net Value of Property, Plant and Equipment	35,023,600	9,478,833
Construction in Progress	1,345,732	11,821,002
Land	—	150,321

Total Property, Plant and Equipment, net	$36,369,332	$21,450,156

Depreciation and amortization expense for the years ended December 31, 2009 and 2008 amounted to $5,756,544 and $3,299,520, respectively.

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

NOTE 14 – Accrued Expenses

Accrued expenses at December 31, 2009 and 2008 is comprised of:

	2009	2008
Accrued Cost of Sales	$2,838,748	$1,038,950
Accrued Payroll and Related	3,740,788	4,368,596
Accrued Taxes	3,159,282	3,991,716
Accrued Professional Fees	993,393	1,318,538
Accrued Other	2,250,479	1,831,413

	$12,982,690	$12,549,213

NOTE 15 – Lines of Credit

We have lines of credit, short-term overdraft and credit facilities with various financial institutions in the countries in which our individual businesses reside. These facilities are generally secured by assets of the individual companies, such as accounts receivable and/or inventory. These facilities have original maturity terms ranging from 30 days to one year and bear interest at rates ranging from 4.3% to 28.0%.

At December 31, 2009 and 2008, the total amount outstanding under the lines of credit, short term overdraft and credit facilities was $11,451,140 and $27,359,321, respectively. At December 31, 2009, the maximum amount available under the lines of credit, short-term overdraft and credit facilities was $14,287,806 and the unused portions amounted to $2,836,666, subject (in certain cases) to the availability of having sufficient collateral under asset based lending arrangements. Approximately $4 million of the outstanding amounts have been repaid subsequent to December 31, 2009. We are currently in negotiations with several banks to renew our existing lines of credit and/or enter into new arrangements to replace arrangements for approximately $9.1 million, which expired in September 2009 through March 2010.

Line of credit arrangements include facilities that may contractually expire or mature at various times prior or subsequent to December 31, 2010. We have classified all lines of credit with contractual expiration or maturity dates more than one year from the balance sheet date as current liabilities since these arrangements generally feature lockbox arrangements and/or subjective acceleration clauses.

Our operations in American Samoa are obligated under a loan agreement with ANZ for a maximum amount of $5,800,000. Of this amount, $800,000 is in the form of a term loan and up to $5,000,000 is in the form of a revolving line of credit. The revolving line of credit was originally due on October 30, 2007 and the term loan is due on October 30, 2015. We believe that potential violations of the FCPA by Latin Node may have resulted in a breach of our covenants with ANZ thereby making the loan callable. While we have not repaid this amount nor has ANZ initiated a demand for repayment, we have requested an extension of the revolving line of credit. ANZ has not issued a formal written extension and has not called the loan. In addition, in September 2008, ANZ completed their annual review of our outstanding loan agreements and determined that all existing loan terms remain unchanged and continuing. We have pledged all of our assets in American Samoa to secure this obligation. Nevertheless, we cannot provide any assurance that ANZ will not make an immediate demand for repayment of this loan. In addition, as of December 31, 2009, we did not meet our interest coverage ratio covenant requirement. Accordingly, the amounts due to ANZ are classified as current liabilities on the accompanying consolidated balance sheets. As of December 31, 2009, the balance of the revolving loan amounted to $4,249,728 and the balance of the term loan amounted to $545,596.

NOTE 16 – Notes Payable

We have various short-term promissory notes with a major vendor in Latin America which are primarily used to finance the purchase of products for resale and/or installation. At December 31, 2009, we owe approximately $17.9 million under the various notes, which have maturities of less than one year from the date of inception and bear interest at rates ranging from 4.2% to 8.8%. These notes are generally secured by certain Latin American assets such as accounts receivable and/or inventory.

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

NOTE 17 – Long-Term Debt

A summary of our outstanding debt obligations is as follows:

	As of December 31,
	2009	2008
Obligations to SIBL:
Bridge loan dated July 21, 2008	$—	$12,000,000
Term Loan Agreement	16,672,000	—
Promissory Notes	2,645,644	—
Obligations under various long-term borrowing arrangements	7,247,183	7,771,201

Sub-total	26,564,827	19,771,201
Unamortized discounts	(108,161)	—

Total long-term debt, net of unamortized discounts	26,456,666	19,771,201
Less: current portion of long-term debt	4,710,072	6,700,044

Long-term debt	$21,746,594	$13,071,157

Obligations to SIBL

Bridge Loan Agreement

On July 21, 2008, we entered into a credit agreement with SIBL (the “Bridge Loan Agreement”), pursuant to which SIBL agreed to provide a loan to us in the principal amount of up to $40 million. The Bridge Loan Agreement was amended and, pursuant to these amendments, the maturity date was extended to June 30, 2011. Also, the interest rate was modified to 6% with payments of interest due on December 31, 2009, December 31, 2010 and June 30, 2011. In addition, we had the option, with respect to any interest payment, to pay interest in cash or in shares of our common stock based upon the average closing bid and asked prices for our common stock for the 20 trading days prior to the applicable interest payment date. In addition, at the request of SIBL, the loan funding schedule for the unfunded balance of the loan as of the November 14, 2008 amendment, in the amount of $28 million, was modified to provide for nine installments during the first quarter of 2009 commencing on February 5, 2009.

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

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

•

SIBL agreed to the transfer to us, by February 28, 2009, of $2.35 million of indebtedness of our subsidiary, Desca, due to an affiliate of SIBL in exchange for 344,444 shares of Series B Preferred Stock, or, if such transfer did not occur, a further cancellation of 1,801,740 shares of our common stock held under the voting trust agreement. Such transfer and exchange was not made by SIBL, however, the Voting Trustee has not surrendered the 1,801,740 shares of common stock for cancellation pending relief from a February 16, 2009 court order in the matter of SIBL (Note 19).

In accordance with the court order issued by the United States District Court on February 16, 2009, we have not canceled any shares of our common stock, nor have we issued any shares of our Series B Preferred Stock or converted any shares of our Series B Preferred Stock into common stock pursuant to the terms of the Modification Agreement.

We evaluated the issuance of the 1,777,778 shares of Series B Preferred Stock and the option to purchase 592,593 shares of Series B Preferred Stock in exchange for the $12,000,000 bridge loan, the forgiveness of the related accrued interest payable of $199,618 and the cancellation of the 16,148,612 shares of common stock and, accordingly, we recorded:

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

Convertible Note Dated February 16, 2007

On February 16, 2007, in connection with the acquisition of Latin Node, we entered into a Convertible Note Purchase Agreement with SIBL, pursuant to which we issued a convertible promissory note in the amount of $25.3 million and a warrant granting SIBL, and its assigns, the right to purchase up to 1,518,000 shares of common stock at $5.00 per share exercisable for a period of 7 years, with an aggregate fair value of $4,235,220. The Note had a four year term, with all principal being due and payable at maturity, and bore interest at an annual rate of 10%, accruing from issuance and payable on the 24-month anniversary of the date of the Note and then quarterly thereafter. We used the proceeds of this Note (i) to provide bridge financing to, and to acquire a controlling interest in Latin Node; (ii) to refinance $3,300,000 of principal under a previously outstanding note payable to SIBL; and (iii) for general working capital purposes. The Note was secured by a pledge of all of the shares of capital stock of Latin Node held by us at any time. As part of the fees for facilitating this transaction, we issued SGC, an affiliate of SIBL, warrants to purchase 200,000 shares of our common stock. The warrants, which had a fair value of $558,728, were exercisable for 7 years at an exercise price of $5.00 per share.

The Note was convertible at the option of SIBL, in whole or in part, into shares of Series A Convertible Preferred Stock at an initial conversion price of $5.00 per share. The conversion price was adjustable only for standard anti-dilution provisions such as stock splits, stock dividends and similar types of recapitalization events.

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Conversion of Convertible Notes

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

Term Loan Agreement

On June 8, 2009, we entered into a Loan Agreement (“Term Loan Agreement”) with ANZ whereby ANZ provided $16,672,000 in the form of a term loan to our subsidiaries, ASHC and Samoa American Samoa Cable, LLC (“SAS”). ASHC and SAS are the borrowers under the facility and eLandia and our subsidiary, American Samoa Hawaii Undeployed Cable, LLC (“ASHUC”) are the guarantors. The term loan is principally secured by substantially all of the assets and operations of ASHC, SAS and ASHUC. The term loan bears interest at the U.S. prime rate plus 2% and is due on June 3, 2016. The Term Loan Agreement requires seven monthly installments of interest only, followed by 77 monthly installments of $187,319, including principal and interest, through the maturity date. The remaining unpaid principal balance is due on the maturity date. In the event that a United States Department of Agriculture (“USDA”) Rural Development ‘Conditional Commitment for Guarantee’ (“USDA Guaranty”) is obtained in favor of ANZ covering the outstanding amount of the term loan then, as of the effective date of the USDA Guaranty in favor of ANZ, the interest rate will be decreased to the prime rate plus 1.10%. The term loan will be subject to certain financial and non-financial covenants beginning with the period ended March 31, 2011. The proceeds of the term loan were used to fund the construction, installation and delivery to customers of a fully operational undersea fiber optic cable linking American Samoa and Samoa to Hawaii and providing improved long distance telecommunication and data services. In connection with the Term Loan Agreement, we executed a guaranty in favor of ANZ (the “Guaranty”). Pursuant to the Guaranty, we have unconditionally guaranteed the repayment and other obligations of ASHC and SAS under the Term Loan Agreement.

At December 31, 2009, the carrying value of the Term Loan Agreement was $16,672,000. Contractual interest expense amounted to $515,815 which was recorded as a component of interest expense in the accompanying statement of operations and is also included in accrued expenses in the accompanying consolidated balance sheet as of December 31, 2009.

Promissory Notes

Telecom New Zealand, Ltd.

On March 2, 2009, we entered into an agreement with Telecom New Zealand, Ltd. (“TNZ”), pursuant to which PRR converted a $1,500,000 payable to TNZ at December 31, 2008 into a promissory note. The note bore interest at 7% per annum and was due on the earlier of (i) the date upon which funds were available for payment to TNZ pursuant to the terms of a limited liability agreement with TNZ and (ii) July 1, 2010. The note was secured by our membership interests in PRR and ASHC.

On March 2, 2009, we entered into another agreement with TNZ, pursuant to which PRR converted a $2,500,000 payable to TNZ at December 31, 2008 into a promissory note. The note bore interest at 7% per annum and was due on the date upon which the Pac-Rim East undersea fiber optic cable that runs between New Zealand and Hawaii (“PRE Cable”) was redeployed and ASHC determined that the PRE Cable was ready to carry commercial traffic. The note was secured by our membership interests in PRR and ASHC.

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The promissory notes were satisfied in June 2009 using the proceeds from the Term Loan Agreement with ANZ described above.

Former Owners of Transistemas

As discussed in Note 20, on August 27, 2009, we entered into a Settlement Agreement with the former owners of Transistemas (“Sellers”) in full and final settlement of the Put/Call Agreement. Pursuant to the terms of the Settlement Agreement, we agreed to pay the Sellers $2.6 million as follows:

(i)	$260,000 in cash payable on the date of the Settlement Agreement, and

(ii)	$2,340,000 payable in the form of a non-interest bearing promissory note due on July 15, 2011. The promissory note requires 22 equal monthly payments of $52,000, with the first payment due on September 15, 2009. The remaining principal balance of $1,196,000 is due on July 15, 2011.

In addition, as an inducement to settle the Put obligation and execute the promissory note, we agreed to issue to the Sellers 433,333 shares of our common stock, valued at $156,000. We allocated a portion of the note amount of $2,340,000 to the shares based on the relative fair value of the note and shares. The relative fair value of the shares, which amounted to $146,250, was recorded as a discount to the promissory note and a corresponding increase to additional paid in capital. This amount is being accreted into interest expense over the contracted term of the note. For the year ended December 31, 2009, accretion of the discount amounted to $24,293, which was recorded as a component of interest expense in the accompanying consolidated statement of operations. As of December 31, 2009, the carrying value of the note was $2,132,000.

Alvarado – Related Party

In connection with the 30% Purchase Agreement entered into with Alvarado on July 17, 2009, we purchased 3,000,000 Common Units of Desca for an aggregate purchase price of $1.9 million, consisting of (i) $500,000 in cash, (ii) a $500,000 promissory note payable on July 1, 2010, and (iii) 2,500,000 shares of our common stock, valued at $0.9 million. As a result of our purchase of the 30% Units under the 30% Purchase Agreement, effective July 1, 2009, Desca became a wholly-owned subsidiary (see Note 5). The promissory note provides for interest to accrue at 6% per annum and all payments of principal and accrued interest to be paid on the maturity date of July 1, 2010. As of December 31, 2009, the carrying value of the note was $513,644. Contractual interest expense amounted to $13,644 which was recorded as a component of interest expense in the accompanying statement of operations and is also included in accrued expenses in the accompanying consolidated balance sheet as of December 31, 2009.

Obligations Under Various Long-Term Borrowing Arrangements

We have various long-term loans with a major vendor and several local banks. In Latin America we owe approximately $4.2 million under various long-term borrowing arrangements at December 31, 2009. These obligations have maturities ranging from 3 months to 5 years that bear interest at rates ranging from 4.3% to 26.0%. Periodic payments on the loans that require regular monthly or quarterly payments, in aggregate, equate to approximately $83,000 per month. The remaining loans require principal repayment upon maturity of the loan. These loans are generally secured by certain Latin American assets such as accounts receivable and/or inventory.

In the South Pacific we owe approximately $3.0 million under various long-term borrowing arrangements at December 31, 2009. These obligations have maturities ranging from 51 months to 5 years that bear interest at rates ranging from 4.5% to 6.0%. Periodic payments on the loans that require regular monthly payments total approximately $11,000 per month. The remaining loans require principal repayment upon maturity of the loan. These loans are secured by certain South Pacific assets such as property, plant and equipment or our equity investment in certain South Pacific subsidiaries.

As discussed in Note 15, our operations in American Samoa are obligated under a loan agreement with ANZ for a maximum amount of $5,800,000. Of this amount, $800,000 is in the form of a term loan and up to $5,000,000 is in the form of a revolving line of credit.

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Maturities of our long-term debt are as follows as of December 31, 2009:

	Related Party	Non-Related Party	Total
For the years ending December 31,
2010	$513,644	$4,196,428	$4,710,072
2011	—	5,097,247	5,097,247
2012	—	2,020,717	2,020,717
2013	—	2,054,707	2,054,707
2014	—	3,486,007	3,486,007
Thereafter	—	9,087,916	9,087,916

Total	$513,644	$25,943,022	$26,456,666

NOTE 18 – Capital Lease Obligations

We are obligated under various capital leases under which the aggregate present value of the minimum lease payments amounted to approximately $4.2 million. The present value of the minimum lease payments was calculated using discount rates ranging from 8.6% to 10.2%. The remaining principal balance on these obligations amounted to $4,201,905 at December 31, 2009, including $1,257,416 included in the current portion of capital lease obligations in the accompanying consolidated balance sheet at December 31, 2009.

The future minimum lease payments under all capital leases at December 31, 2009 are as follows:

For the Year Ended December 31,
2010	$1,614,670
2011	1,575,770
2012	1,210,746
2013	638,570
2014	33,099
Thereafter	—

5,072,855
Less Amounts Representing Interest	870,950

Principal Portion	4,201,905
Less Current Portion	1,257,416

Capital Lease Obligations, net of Current Portion	$2,944,489

The capital lease obligations are collateralized by underlying vehicles and equipment. As of December 31, 2009 and 2008, the gross amount of property and equipment under non-cancelable capital leases was $3,902,974 and $2,456,228, respectively, and the amount of accumulated amortization was $542,631 and $536,226, respectively.

NOTE 19 – Commitments and Contingencies

Operating Lease Agreements

We lease space for operations; sales, marketing and customer support; and general and administrative purposes as well as machinery, vehicles, and network equipment under lease agreements that expire at various dates through December 2029. Certain leases have renewal options at reduced rates and provisions requiring us to pay maintenance, property taxes and insurance. Generally, all rental payments are fixed. For the years ended December 31, 2009 and 2008, the aggregate rent expense for all operating leases was $4,187,187 and $3,923,806, respectively. Future minimum commitments on the above agreements are as follows:

For the Year Ended December 31,
2010	$3,068,071
2011	2,728,005
2012	2,510,408
2013	2,303,272
2014	2,195,669
Thereafter	6,714,205

$19,519,629

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Employment Agreements

We have entered into employment agreements with several of our executives and key officers for initial terms of one to five years, which can or will be renewed for an additional one to two years thereafter, unless written notice is provided by the respective parties. The agreements provide, among other things, for the payment of aggregate annual base salaries of approximately $1,025,000, as well as such incentive compensation and discretionary bonuses as the Board of Directors may determine. In addition, the employment agreements provide for up to two years of severance compensation for terminations under certain circumstances. Aggregate potential severance compensation amounted to approximately $1.4 million at December 31, 2009.

Modification to Mr. Pizarro’s Employment Agreement

On February 6, 2009, we entered into an amendment to Mr. Pizarro’s Executive Employment Agreement (the “Amendment”). Under the Amendment, Mr. Pizarro waived any breach by us by reason of our entry into the Modification Agreement and released us of any liabilities resulting from such breach. In consideration of Mr. Pizarro agreeing to enter into the Amendment, we agreed to provide certain additional compensatory benefits to Mr. Pizarro as follows:

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

•

All “unvested” shares of our common stock granted pursuant to Mr. Pizarro as part of a 750,000 share restricted stock award pursuant to Mr. Pizarro’s Executive Employment Agreement immediately vested, and all contractual restrictions with respect to such shares were terminated (see Note 24); and

•	Mr. Pizarro’s full bonus for 2008 in the amount of $375,000, as provided in his Executive Employment Agreement, was paid promptly following the execution of the Amendment.

In addition, Mr. Pizarro’s Executive Employment Agreement was further amended to provide as follows:

•	during 2009, Mr. Pizarro was paid a guaranteed bonus of $375,000, payable in equal bi-monthly installments commencing in February 2009;

•

we amended our Policy Governing Insider Trading (the “Policy”) to permit, with our approval, (a) the adoption of written plans for trading our securities in accordance with SEC Rule 10b5-1(c) (a “Trading Plan”), and (b) transactions exempt from the Policy made pursuant to approved Trading Plans from the Policy;

•	following the amendment to the Policy described above, we agreed to approve a Trading Plan for Mr. Pizarro for certain shares of our common stock owned by Mr. Pizarro; and

•	we agreed to adopt a written Senior Management Incentive Compensation Plan applicable to years 2010 and beyond.

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

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

We recorded compensation expense in the amount of $0 and $567,567 related to these options during the years ended December 31, 2009 and 2008, respectively.

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

On March 31, 2009, we entered into a Separation Agreement with Oscar Coen, our former Vice President of Business Development. The Separation Agreement was effective February 28, 2009 and provides for, among other things, severance pay for a period of 12 months and contains a mutual release. The Separation Agreement terminates the employment agreement previously entered into by us and Mr. Coen except, among other provisions, the confidentiality, non-competition and non-solicitation covenants which survive the termination of the employment agreement. Accordingly, we recorded $194,000 of compensation expense as of December 31, 2009 in connection with our obligation under the Separation Agreement with Mr. Coen.

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

•

we have had a material proposed acquisition halted due to the uncertainty surrounding actions that may in the future be taken by the receivers. As a result, we expensed approximately $1.5 million of costs related to this failed acquisition during the year ended December 31, 2009.

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

On May 15, 2009, the district court in Dallas ruled that the Antiguan liquidators for SIBL are entitled to seek Chapter 15 bankruptcy protection for SIBL under U.S. law. A Chapter 15 filing assists in resolving cases involving debtors, assets and claimants in multiple countries. The Antiguan liquidators for SIBL are seeking the authority to file for bankruptcy as a means of safeguarding SIBL’s assets. The potential impact on us from such a bankruptcy filing is uncertain.

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

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Prior to 2010, the official exchange rate has remained steady over the last few years despite significant inflation. The exemptions provided by Venezuela’s Criminal Exchange Law for transactions in certain securities has resulted in the establishment of a legal indirect “parallel” market of foreign currency exchange, through which companies may obtain foreign currency without requesting it from the government. The exchange rate in the parallel market (parallel rate) is variable and was about 65 percent less favorable in 2009 when compared with the official rate. The acquisition of foreign currency by Venezuelan companies to honor foreign debt, pay dividends or otherwise expatriate capital is subject to registration and subject to a process of application and approval by the CADIVI and to the availability of foreign currency within the guidelines set forth by the National Executive Power for the allocation of foreign currency. Such approvals have become less forthcoming over time, resulting in a significant increase in our exchange rate and exchange control risks. We cannot predict if and when we will obtain CADIVI approval to honor foreign debt, distribute dividends or otherwise expatriate capital using the official Venezuelan exchange rate or the timing of receipt of such approval. For the year ended December 31, 2009, we submitted approximately $27 million for CADIVI approval, of which approximately $21 million had been approved and released to us as of December 31, 2009. An additional $2 million was approved and released subsequent to December 31, 2009. In light of the ongoing currency exchange control limitations in Venezuela and the increasing cash balance in the Company’s Venezuelan subsidiary, starting in January 2009 the Company began to settle certain of its U.S. dollar-denominated liabilities with dollars obtained through the parallel market at an exchange rate less favorable than the official rate. In 2009, the Company recorded a $1.9 million net pretax loss on foreign currency to convert Venezuelan Bolivars generated by its business to U.S. dollars at this parallel rate. It is the Company’s expectation to continue to settle these U.S. dollar-denominated liabilities through the parallel market in order to access the cash generated by the business.

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Historically, we have utilized the official rate for the remeasurement of our Venezuelan subsidiary from the Bolivar to the U.S. dollar. In December 2009, we considered our past and continued intent to use the parallel rate to settle our U.S. dollar-denominated liabilities and the fact that we do not expect to be able to remit the dividends at the official rate. In view of these facts and circumstances existing at the end of 2009, we determined that effective December 31, 2009, we would use the parallel rate to translate the operations of our Venezuelan subsidiary. As a result of this decision, we recorded a pretax loss of $4.4 million. On January 8, 2010, the Venezuelan government announced the devaluation of the Venezuelan Bolivar. The official rate increased from 2.15 Venezuelan Bolivars to the U.S. dollar to 4.30 for non-essential goods (which is deemed to include telecommunications services). This change did not have an impact on the consolidated financial statements for 2009 or our decision to use the parallel rate for translation purposes. However, there can be no assurance that the devaluation will not adversely affect our future operations in Venezuela.

As of December 31, 2009, approximately $25,000 (valued at the fixed official rate) of our cash and cash equivalents were held in Venezuelan Bolivars. For 2009, our Venezuelan subsidiary generated approximately $60.4 million of our consolidated revenue and $4,000 of our consolidated loss from continuing operations at the fixed official rate. As of December 31, 2009, our Venezuelan subsidiary had $23.8 million of total assets. The official exchange rate was 2.15 Bolivars to the U.S. dollar at December 31, 2009. The estimated exchange rate on the parallel market was between 5.82 and 5.97 Bolivars to the U.S. dollar at December 31, 2009.

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

As a result of the factors discussed above and the uncertainty caused by such factors, in December 2009 our Board of Directors approved management’s proposal to cease or dispose of our operations in Fiji) (see Note 9).

American Samoa

On September 29, 2009, a major earthquake in the South Pacific created a tsunami that sent a surge of water of up to 15 feet into parts of American Samoa. This resulted in power outages and major damage to parts of the island, including portions of our service territory. Our cellular network experienced service delivery issues in the highly affected areas and our cable TV network was completely destroyed in some areas. Our undersea cable was operational and has sustained some minor damage. The financial impact on our operations in American Samoa and as a whole, net of insurance reimbursements, was not material. While we did have customers that were negatively impacted as a result of issues caused by the tsunami, we do not expect any material long-term negative impact on our operations.

One of the major tuna canneries in the territory has recently shut down its operations. Tuna canneries represent a substantial part of the economic activity in American Samoa. The closing of a principal cannery has resulted in an increase in unemployed workers in the territory. However, stimulus dollars recently allocated to American Samoa have helped mitigate some of the negative impact in the short term due to the closings.

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

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

On March 31, 2009, Kelton and Datec filed a Statement of Claim in the Fiji Action. In essence, the Statement of Claim alleged that the Amended and Restated Arrangement Agreement dated August 8, 2005 (“Arrangement Agreement”) pursuant to which eLandia acquired the subsidiaries of Datec was induced by untrue representations related to the capital to be devoted to those subsidiaries and alleged investigations of Stanford. It asserted claims for fraudulent misrepresentation, proper construction and enforceability of certain Stock Purchase Agreements in which claims against eLandia were released, breach of Stock Purchase Agreements, breach of the Arrangement Agreement, and equitable estoppel. As relief, it sought, among other things, rescission of the Arrangement Agreement and Stock Purchase Agreements, a declaration as to the scope of the Stock Purchase Agreements, injunctive relief, and damages. We are currently requesting details and particulars of the claims made ahead of the next appearance in the Fiji Court.

A hearing to review the order granting the interim injunction was scheduled for April 20, 2009. That hearing was cancelled due to the closure of the Fiji courts by the military led Fiji government. The hearing has been rescheduled a number of times and we are currently awaiting a new date.

eLandia International Inc. v. Sir James Ah Koy, et al.

On March 9, 2009, we filed an action in the United States District Court for the Southern District of Florida, Miami Division (the “Court”), against Sir James Ah Koy, Michael Ah Koy, Kelton, and Datec. On March 17, 2009, we filed an Amended Complaint in that suit. In essence, we have alleged that Sir James Ah Koy and his son, Michael Ah Koy, Kelton, and Datec improperly acted to preclude the sale of our interests in the South Pacific. Among other things, we asserted that the defendants improperly employed claims and complaints about the Arrangement Agreement that they have released to favor their own interests at the expense of the Company’s. We asserted claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, conspiracy to breach fiduciary duty, declaratory judgment under various agreements, breach of the implied covenant of good faith and fair dealing, breach of contract, and tortious interference with business relations. We seek a declaratory judgment, an injunction, compensatory damages (which we view as including all damages defendants have caused, including loss of sales proceeds and other costs), punitive damages, attorneys’ fees, and costs.

On April 15, 2009, we filed a motion seeking a preliminary injunction to preclude defendants from prosecuting the Fiji Action or causing that action to be prosecuted. On April 17, 2009, the defendants filed a motion to dismiss for lack of personal jurisdiction and a memorandum in opposition to our motion for a preliminary injunction on grounds of personal jurisdiction with the court and we, in turn, filed, among others, our opposition to said motion on May 4, 2009. A hearing was held on July 7, 2009, on the personal jurisdiction issue and preliminary injunction. On August 22, 2009, the Court issued a Scheduling Order setting forth a timeline for this case. On August 24, 2009, the Court entered a Report and Recommendation on Motion to Dismiss recommending that the defendants’ motion for lack of personal jurisdiction be dismissed and an Order stating that our preliminary injunction motion would not be adjudicated at this stage and denied the same without prejudice. On September 11, 2009, the defendants filed objections to the Court’s Report and Recommendation and on October 5, 2009 we filed our response to such objections. On September 8, 2009, we filed a Second Amended Complaint to which the defendants filed an Answer and Affirmative Defenses on October 9, 2009. On October 9, 2009, the defendants also filed a Motion for Summary Judgment based on our alleged lack of standing. In February 2010, the Report and Recommendation was issued by the Court on the Defendant’s Motion for Summary Judgment. It was denied in all aspects except the claim for tortious interference, which the court recommended granting. We are currently in settlement negotiations, however the timing and outcome of this matter remain uncertain at this time.

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Latin Node FCPA Investigation

On September 14, 2007, following its acquisition, we engaged in a review of Latin Node’s internal controls and legal compliance procedures within its finance and accounting departments as part of our acquisition and integration of Latin Node. As a result of this review, certain past payments made to third parties prior to our acquisition of Latin Node on June 28, 2007 were identified as having been made in the absence of adequate records and controls for a U.S. public company. We conducted an internal investigation to determine whether any direct or indirect payments by employees of Latin Node or consultants used by Latin Node prior and subsequent to its acquisition by us were made in violation of the Foreign Corrupt Practices Act (“FCPA”). The internal investigation of the FCPA matter was conducted by a Special Committee of our Board of Directors. The Special Committee retained independent legal counsel to assist in the investigation of the FCPA matter.

The internal investigation preliminarily revealed that certain payments from Latin Node prior to our acquisition of Latin Node may have been made in violation of the FCPA. We voluntarily and proactively reported these potential violations to the SEC, the United States Department of Justice, and the Federal Bureau of Investigation and cooperated fully with these agencies regarding this matter. Following settlement discussions with the Department of Justice, Latin Node agreed to enter into a plea agreement to resolve the matter by the payment of a monetary penalty of $2 million for the actions that occurred prior to Latin Node’s acquisition by us. On March 23, 2009, the Department of Justice filed charges in the United States District Court for the Southern District of Florida against Latin Node for actions taken by Latin Node prior to the time that we made our investment in Latin Node. On April 3, 2009, the matter was resolved and the court approved the plea agreement reached with the Department of Justice. In accordance with the terms of the settlement agreement, we paid $500,000 promptly following the settlement date, and the remaining $1,500,000 will be paid in three equal installments of $500,000 each by January 31, 2010, January 31, 2011 and January 31, 2012, respectively. On March 22, 2010, the court approved a modified payment schedule such that the $500,000 payment originally due on January 31, 2010 will now be paid in the following manner: $50,000 on March 31, 2010, $125,000 on May 15, 2010, $125,000 on July 15, 2010, $125,000 on October 15, 2010 and $75,000 on December 15, 2010. The remaining payments of $500,000 each due on January 31, 2011 and January 31, 2012 remain unchanged.

Latin Node Litigation

On January 22, 2008, an action was commenced against Latin Node in the 11th Judicial Circuit in and for Miami-Dade County, Florida, by Juan Pablo Vasquez, Olivia de la Salas, and Gloria Vasquez, former employees of Latin Node (the “Plaintiffs”). The Plaintiffs were terminated with “cause” by Latin Node and have brought an action for breach of contract. The Plaintiffs sought damages (including but not limited to severance pay and compensation for accrued but unused vacation pay), together with attorneys’ fees. On June 26, 2009, the court entered a notice of lack of prosecution in this case and directed the parties to appear on September 18, 2009 for a hearing on the court’s motion of dismissal for lack of prosecution in the case. On September 21, 2009, the court issued an order dismissing the action for lack of prosecution.

Assignment for the Benefit of Creditors – Latin Node

On June 12, 2008, Latin Node filed for an assignment for benefit of creditors in the 11th Judicial Circuit in and for Miami-Dade County, Florida. As part of this proceeding, all of the assets of Latin Node were transferred to Michael Phelan, Esq., assignee. On July 17, 2008, most of these assets were sold to the highest bidder, Business Telecommunications Services, Inc. (“BTS”). Since we were the principal secured creditor of Latin Node, we had the right to receive all of the proceeds from such sale after the payment of the costs of administration. The immediate proceeds from the sale of these assets were used to pay administrative costs. A final court order approving the disposition of the proceeds from the sale of all other assets was scheduled for May 21, 2009. However, on May 20, 2009, Empresa Hondureña de Telecomunicaciones filed a Motion for Continuance or in the alternative, Motion to Stay the Assignee’s Motion to Approve Final Report and Fees to Assignee, Assignee’s Counsel and Assignor’s Counsel, Disburse Remaining Funds to Priority and Unsecured Creditors, Discharge Assignee and Close Case. At a hearing held on August 28, 2009 on said motions, the court ordered the parties to select a forensic examiner to conduct an examination and determine whether the claims made by Hondutel are valid. On September 17, 2009, the court appointed a forensic examiner, whose report was issued on February 16, 2010. The forensic examiner appointed by the court determined that Latin Node and/or eLandia did not act improperly in this matter which cast doubt on Hondutel’s ability to further delay the final adjudication of the case.

Action Against Granados et al., for Indemnification

On June 27, 2008, we filed an action against Jorge Granados, individually and Retail Americas VoIP, LLC, a Delaware limited liability company (“RAV”) in the 11th Judicial Circuit in and for Miami-Dade County, Florida. The action asserted claims for contractual indemnification, breach of contract, breach of the obligation of good faith and fair dealing, fraud, fraudulent inducement, unjust enrichment, and specific performance against the escrow agent.

These claims arose from the transaction where we purchased 80% of the equity of Latin Node for $20 million pursuant to a preferred stock purchase agreement. The gravamen of the action was that Jorge Granados and RAV failed to disclose as part of the preferred stock purchase agreement that Latin Node had made payments to various parties in Central America in violation of the FCPA and one of Latin Node’s vendors claimed that it was owed $4.4 million. In connection with the transaction, 375,000 shares of our common stock had been deposited with an escrow agent to secure the indemnification obligations of the selling parties.

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

On February 12, 2009, we entered into a Settlement Agreement with Jorge Granados and RAV pursuant to which (i) the 375,000 shares of our common stock issued to RAV in connection with the transaction were returned to us by the escrow agent (Note 21), (ii) we exchanged mutual general releases with Jorge Granados and RAV, (iii) Jorge Granados resigned as a director of Latin Node and a manager of RAV, and (iv) Jorge Granados agreed to be subject to certain non-competition, non-solicitation and non-disclosure covenants. The action was dismissed on March 13, 2009.

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

Customer and Vendor Concentrations

For the year ended December 31, 2009, we had one customer that represented approximately 14% of our consolidated revenues. At December 31, 2009, no customers accounted for more than 10% of our gross accounts receivable or our revenues.

For the year ended December 31, 2009, approximately 77% of our products were purchased from a single vendor. At December 31, 2009, the amount due to this vendor was approximately 49% of our total accounts payable.

NOTE 20 – Common Stock, Subject to Potential Redemption

Concurrent with the closing of our investment in Transistemas, we entered into a Put/Call Agreement with the former owners of Transistemas (the “Sellers”) which provided for a put and call right pursuant to which on July 1, 2009, subject to certain terms as defined in the agreement, (a) the Sellers could require that we purchase the 433,333 shares of our common stock for a cash purchase price of $6.00 per share, as calculated in accordance with this agreement, or (b) we could require that the Sellers sell us the 433,333 shares of our common stock for a cash purchase price calculated in accordance with this agreement. As a result of the put rights and obligations, we classified the 433,333 shares of common stock, valued at $2,599,998, as common stock subject to potential redemption in the accompanying consolidated balance sheet as of December 31, 2008.

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

In addition, as an inducement to settle the Put obligation and execute the promissory note, we agreed to issue to the Sellers 433,333 shares of our common stock (see Note 17).

NOTE 21 – Stockholders’ Equity

Description of Authorized Capital

We are authorized to issue 200,000,000 shares of common stock with a par value of $0.00001 per share and 35,000,000 shares of preferred stock with a par value of $0.00001 per share.

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Stock Repurchase Plan

On October 9, 2008, our Board of Directors approved a plan to repurchase up to approximately 1,200,000 shares of our common stock, or approximately 3% of our then outstanding common stock. Under the common stock repurchase plan, we may purchase shares of our common stock from time to time in the open market at prevailing prices. Repurchased shares will be held in treasury and may be used in connection with employee benefits and other general corporate purposes. As of December 31, 2009, we had not repurchased any shares of common stock under the repurchase program.

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

Series B Convertible Preferred Stock

During February and March 2008, in connection with the Preferred Stock Purchase Agreement entered into with SIBL on November 21, 2007, we received $3,000,000 aggregate gross proceeds in exchange for the issuance to SIBL of 444,444 shares of Series B Preferred Stock at a price of $6.75 per share.

Effective February 20, 2008, we entered into an additional Preferred Stock Purchase Agreement (“Second Preferred Stock Agreement”) pursuant to which SIBL agreed to purchase from us for an aggregate purchase price of $40,000,000 (i) up to 5,925,926 shares of our Series B Preferred Stock and (ii) warrants granting to SIBL, and/or its assigns, the right to purchase up to 4,158,000 shares of our common stock. The shares of Series B Preferred Stock were, at the option of SIBL, convertible, in whole or in part, into shares of our common stock at a conversion price of $6.75 per share. The warrants were exercisable by SIBL and its assigns for seven years and have an exercise price of $0.001 per share. The proceeds received by us pursuant to the Second Preferred Stock Agreement were to be used to make acquisitions and for general working capital needs.

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

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Effective June 30, 3008, SIBL converted an aggregate of 11,111,111 shares of Series B Preferred Stock into 11,111,111 shares of our common stock at a conversion price of $6.75 per share.

On February 6, 2009, in connection with the Modification Agreement with SIBL (see Note 17), we issued 1,777,778 shares of our Series B Preferred Stock. In addition, we granted SIBL the Option, exercisable through March 31, 2009, to purchase an additional 592,593 shares of our Series B Preferred Stock for an aggregate purchase price of $4 million. The Option expired unexercised.

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

During the year ended December 31, 2008, in connection with the 750,000 restricted common shares granted to Mr. Pizarro under his Executive Employment Agreement, 187,500 shares of the restricted common stock were vested and issued to him (see Note 24).

During the year ended December 31, 2008, we issued an aggregate 20,298 shares of our common stock to the Board of Directors, valued at $65,763, for services provided as members of the Board of Directors and its committees. Accordingly, we recorded $65,763 of compensation expense in the accompanying consolidated statements of operations during the year ended December 31, 2008.

On February 6, 2009, in connection with the Modification Agreement with SIBL, we cancelled 16,148,612 shares of our common stock (see Note 17).

On February 6, 2009, in connection with Mr. Pizarro’s Amendment relating to the 750,000 restricted common shares granted to Mr. Pizarro under his Executive Employment Agreement, 562,500 shares of the restricted common stock were vested and issued to him (see Note 24).

In connection with the Settlement Agreement with Jorge Granados and RAV, we cancelled 375,000 shares of our common stock. The shares were valued at $450,000, based on the closing price of our common stock on February 12, 2009, the settlement date. Accordingly, we recorded a gain on the settlement of the litigation in the amount of $450,000, which is included in discontinued operations in the accompanying consolidated statement of operations for the year ended December 31, 2009.

In May 2009, we issued 1,900 shares of our common stock to persons attending an eLandia marketing event.

On July 17, 2009, under the terms of the 30% Purchase Agreement, we issued to Alvarado 2,500,000 shares of our common stock, valued at $0.9 million based on the closing stock price of $0.34 on July 17, 2009 (see Note 5).

On August 27, 2009, pursuant to the terms of the Settlement Agreement, we issued to the former owners of Transistemas 433,333 shares of our common stock valued of $156,000 based on a closing stock price of $0.36 on August 27, 2009 (see Note 20).

On September 30, 2009, we issued 350,000 shares of our common stock to the CTT Sellers, valued at $105,000 based on the closing stock price of $0.30 on September 30, 2009 (see Note 11).

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Common Stock Purchase Warrants

A summary of warrant activity for the years ended December 31, 2009 and 2008 is as follows:

	2009		2008
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding at January 1	1,437,384	$3.682	414,259	$4.641
Issued	—	—	6,951,000	0.510
Exercised	—	—	(5,897,875)	0.001
Forfeited	—	—	(30,000)	5.750

Outstanding at December 31	1,437,384	$3.682	1,437,384	$3.682

Weighted Average Fair Value Issued During the Year		$—		$0.951

NOTE 22 – Income Taxes

The domestic and foreign components of loss before income taxes from continuing operations are as follows:

	Year ended December 31,
	2009	2008
United States	$(35,173,777)	$(21,036,848)
Foreign	(23,089,965)	(11,538,702)

Loss from continuing operations before provision for income taxes	$(58,263,742)	$(32,575,550)

The provision for income taxes from continuing operations is as follows:

	Year ended December 31,
	2009	2008
Current tax provision:
US Federal	$—	$—
State and local	—	—
Foreign	116,078	798,007

Total current	116,078	798,007

Deferred tax provision:
US Federal	(132,939)	—
State and local	—	—
Foreign	5,321,828	17,000,126
Valuation Allowance	(5,278,758)	(16,769,169)

Total deferred	(89,869)	230,957

Total Provision	$26,209	$1,028,964

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Deferred income taxes are provided for the tax effects of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. Significant temporary differences at December 31, 2009 and 2008:

	December 31,
	2009	2008
Current deferred tax assets (liabilities):
Allowance for doubtful accounts	$266,852	$740,754
Inventory	142,023	56,717
Depreciation	—	(36,409)
Accrued compensation liabilities	—	22,614
Unbilled revenue	—	(148,586)
Stock compensation	—	(72,892)
Other	(675,849)	—
Venezuela Reserve	513,948	—
Valuation allowance	(922,823)	(641,533)

Total current deferred tax liability	(675,849)	(79,335)

Non-current deferred tax assets (liabilities):
Depreciation	(36,409)	—
Stock compensation	1,228,624	656,406
Difference in amortizable intangibles	(482,336)	1,628,402
Difference in intangibles with indefinite lives	(323,145)	—
Tax loss carryover	36,533,403	27,647,302
Valuation allowance	(36,401,392)	(29,920,010)

Total non-current deferred tax asset	518,745	12,100

Net deferred tax liabilities	$(157,104)	$(67,235)

Datec and Desca entities operate in different countries and are subject to taxation in separate jurisdictions. Therefore, we are required to calculate and provide for income taxes in each of the separate jurisdictions on a global basis and the net operating losses of unprofitable entities cannot be used to offset the income of more profitable entities. This involves making judgments regarding the recoverability of deferred tax assets which can affect the overall effective tax rate. In addition, changes in the geographic mix or estimated level of pre-tax income can affect the overall effective tax rate. The impact on income taxes from the operations of Latin Note and Datec PNG have been excluded (See Note 7).

At December 31, 2009, we had federal and Florida net operating loss (NOL) carryovers of $73,962,440 and $33,571,987, respectively, which expire through 2028. We also had a capital loss in 2008 totaling $33,153,111, which expires December 31, 2013. In addition, at December 31, 2009, we had foreign net operating loss carryovers of approximately $27,020,709 which will expire through 2016.

We have $5,606,156 of NOL’s that are subject to limitations under Internal Revenue Code Section 382.

As of December 31, 2009, our NOL and capital loss carryovers were completely offset by valuation allowances.

Tax years in which net operating loss carryovers were created remain open for examination until the related carryovers are either utilized in future periods or expire. Open tax years for U.S. federal, state and local jurisdictions include the tax periods ended December 31, 2006, through December 31, 2009. Open tax years for New Zealand, Australia and certain other Latin American jurisdictions include the tax periods ended December 31, 2002, through December 31, 2009. The Company is not currently under examination in any jurisdiction.

A valuation allowance is required to be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In making this assessment, management considers the level of historical taxable income, scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income. The valuation allowance of $37,324,215 is comprised of $36,533,403 that relates to the deferred tax asset for net operating losses ($25,206,237 of which is U.S. Federal and $11,327,166 of which is foreign) that management has determined will more likely than not expire prior to realization and $790,812 which relates to other temporary differences that management estimates will not be realized due to our U.S. tax losses.

We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in our consolidated statement of operations. Our policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

There have not been any material changes in our liability for unrecognized tax benefits, including interest and penalties, during the years ended December 31, 2009 and 2008. We do not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following is a reconciliation of the U.S. statutory income tax rate to the effective tax rate from continuing operations:

	As of December 31
	2009	2008

U.S. statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(3.2)	—
True-up related to treatment of intangibles	2.8	—
Difference between federal and foreign rates	0.4	—
True-up prior year NOL carryforward	20.7	—
Meals & Entertainment	0.3	0.5
Goodwill impairment	4.9	0.7
Noncontrolling Interest Purchase Price Obligation	(0.5)	0.7
Fines and penalties	—	2.1
Tax exempt income	(0.3)	(2.4)
Tax benefit from discontinued operations	—	(19.9)
Other nondeductible items	(0.2)	3.9

	(9.1)	(48.4)
Valuation allowance	9.1	51.6

Effective tax rate	0.0%	3.2%

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

NOTE 23 – Related Party Transactions

Latin America

Our Latin American subsidiaries utilized the services of a professional consulting firm, in which we hold a 20% ownership. During 2009 and 2008, we paid approximately $0.5 and $1.9 million, respectively, to such consulting firm to assist with the completion of certain projects. This amount was included in general and administrative expenses on our consolidated statement of operations.

South Pacific

One of our South Pacific subsidiaries, prior to our acquisition of such company, sold its building in Fiji for approximately $1,560,000 to Kelton Investments Limited, an entity with which a former officer and a former director of eLandia are affiliated (“Kelton”) resulting in a gain of $261,687. Michael J. Ah Koy, our former acting Chief Executive Officer and President of Business Development, is affiliated with Kelton. Moreover, Sir James M. Ah Koy, a former director, is also affiliated with Kelton. Simultaneously with the sale of the building to Kelton, we entered into a lease agreement with Kelton to lease back such building for a period of three years with certain renewal options. The $261,687 gain recognized on the sale was deferred and was amortized into income over the three year lease term (representing the lease term for the building), which terminated in the first quarter of 2008. We amortized $0 and $19,830 as a gain in the consolidated statement of operations for the years ended December 31, 2009 and 2008, respectively. As more fully discussed in Note 19, a result of the Ah Koy litigation commenced in 2009, Michael Ah Koy and Sir James Ah Koy are no longer considered to be related parties.

On February 14, 2003, we entered into a management agreement with Level Best, Inc. (“LBI”). Under the terms of the agreement, LBI was to provide day to day management services to one of our South Pacific subsidiaries for a period of three years. Effective January 31, 2006, we amended and restated our management agreement with LBI. Under the terms of the new agreement, LBI supplied us with our South Pacific subsidiary Chief Operating Officer through January 31, 2007 and to supply us with our Chief Technology Officer through January 31, 2009. For the years ended December 31, 2009 and 2008, management fees charged under this agreement amounted to $33,700 and $78,740, respectively.

For the years ended December 31, 2009 and 2008, we paid $117,700 and $308,111, respectively, for lease payments, management fees and legal fees to related parties.

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Corporate

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

On June 4, 2009, we approved amendments to our 2008 Plan and our 2007 SOIP. The 2008 Plan was amended to permit the repricing of stock options granted thereunder and to increase the number of shares of our common stock authorized and reserved for issuance thereunder to 9,500,000. The 2007 SOIP was amended to permit the repricing of stock options granted thereunder.

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

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

In March 2008, we granted options to purchase 3,122,000 shares of our common stock at an exercise price of $3.07 per share to Mr. Pizarro and we granted options to purchase 1,000,000 shares of our common stock at an exercise price of $3.07 per share to other executives. The weighted average fair value of the underlying common stock was $0.68 per share based upon the closing trading price on the dates of grant. The options have a ten year contractual term and vest over a period of four years. Assumptions relating to the estimated fair value of these stock options on their date of grant, which we estimated using the Black-Scholes option pricing model are as follows: risk-free interest rate of 3.74%; expected dividend yield of zero percent; expected option life of six years; and volatility of 66%. The aggregate grant date fair value of the awards amounted to $1,030,500. We recorded stock based compensation expense during the years ended December 31, 2009 and 2008 of $232,885 and $203,953, respectively, related to these awards.

During the second quarter of 2008, we granted options to purchase 1,045,000 shares of our common stock at a weighted average exercise price of $3.09 per share to certain employees and Directors. The weighted average fair value of the underlying common stock was $2.95 per share based upon the closing trading price on the dates of grant. The options have a ten year contractual term and vest over a period of four years. Weighted-average assumptions relating to the estimated fair value of these stock options on their date of grant, which we estimated using the Black-Scholes option pricing model are as follows: risk-free interest rate of 4.5%; expected dividend yield of zero percent; expected option life of six years; and volatility of 67%. The aggregate grant date fair value of the awards amounted to $1,936,900. We recorded stock based compensation expense during the years ended December 31, 2009 and 2008 of $515,783 and $307,148, respectively, related to these awards.

During the third quarter of 2008, we granted options to purchase 158,000 shares of our common stock at an exercise price of $3.08 per share to certain employees. The weighted average fair value of the underlying common stock was $2.97 per share based upon the closing trading price on the dates of grant. The options have a ten year contractual term and vest over a period of four years. Weighted average assumptions relating to the estimated fair value of these stock options on their date of grant, which we estimated using the Black-Scholes option pricing model are as follows: risk-free interest rate of 4.5%; expected dividend yield of zero percent; expected option life of six years; and volatility of 67%. The aggregate grant date fair value of the awards amounted to $298,180. We recorded stock based compensation expense during the years ended December 31, 2009 and 2008 of $21,107 and $32,681, respectively, related to these awards.

During the fourth quarter of 2008, we granted options to purchase 495,000 shares of our common stock at an exercise price of $3.08 per share to certain employees. The weighted average fair value of the underlying common stock was $2.55 per share based upon the closing trading price on the dates of grant. The options have a ten year contractual term and vest over a period of four years. Weighted average assumptions relating to the estimated fair value of these stock options on their date of grant, which we estimated using the Black-Scholes option pricing model are as follows: risk-free interest rate of 4.12%; expected dividend yield of zero percent; expected option life of six years; and volatility of 66%. The aggregate grant date fair value of the awards amounted to $748,650. We recorded stock based compensation expense during the years ended December 31, 2009 and 2008 of $183,384 and $60,644, respectively, related to these awards.

During the year ended December 31, 2009, we granted options to purchase 2,252,500 shares of our common stock at a weighted average exercise price of $0.75 per share to certain employees and Directors. The weighted average fair value of the underlying common stock was $0.32 per share based upon the closing trading price on the dates of grant. The options have a ten year contractual term and vest over a period of four years. Weighted-average assumptions relating to the estimated fair value of these stock options on their date of grant, which we estimated using the Black-Scholes option pricing model are as follows: risk-free interest rate of 3.7%; expected dividend yield of zero percent; expected option life of six years; and volatility of 77%. The aggregate grant date fair value of the awards amounted to $415,775. We recorded stock based compensation expense during the year ended December 31, 2009 of $88,859 related to these awards.

On June 4, 2009, we approved a modification to the exercise price of all options outstanding under the 2008 Plan and 2007 SOIP, whereby the exercise price of all such options was decreased to $0.45 per share, representing the average of the high and the low trading price on that date. All other terms of the outstanding options remained the same. The fair market value of our common stock on the date of modification was $0.30 per share. The weighted-average grant date fair value of the modified options utilizing the original exercise prices was $0.05 per share. The weighted-average grant date fair value of the modified options utilizing the modified exercise price was $0.16 per share. Weighted-average assumptions relating to the estimated fair value of these stock options on the date of modification, which we estimated using the Black-Scholes option pricing model are as follows: risk-free interest rate of 2.56%; expected dividend yield of zero percent; expected option life of 4.9 years; and volatility of 77%. The modification resulted in an incremental fair value of $638,025, of which $247,540 was recorded as compensation expense during the year ended December 31, 2009. The remaining $390,485 will be amortized over the remaining expected option life of 4 years.

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeiture rates were evaluated separately for officer and key employee grants and all other grants. A substantial majority of the stock options still subject to vesting as of December 31, 2009 have been granted to certain officers and key employees that are expected to fully vest. The remaining stock options granted to employees are expected to have a forfeiture rate of approximately 10%.

The expected term of stock options represents the average period the stock options are expected to remain outstanding and is calculated using the approach prescribed for “plain vanilla” options. We used this approach as we did not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The expected stock price volatility for our stock options was determined by examining the historical volatilities for industry peers for periods that meet or exceed the expected term of the options, using an average of the historical volatilities of our industry peers as we did not have sufficient trading history for our common stock. We will continue to analyze the historical stock price volatility and expected term assumption as more historical data for our common stock becomes available. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of our stock options. The expected dividend assumption is based on our history and expectation of dividend payouts.

A summary of stock option activity for the year ended December 31, 2009 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2009	6,232,250	$3.08
Granted	2,252,500	0.75
Canceled	(861,875)	3.07

Balance at December 31, 2009	7,622,875	$2.39	8.6	$—

Exercisable at December 31, 2009	2,485,771	$2.90	8.4	$—

The weighted-average grant date fair value of options granted during the years ended December 31, 2009 and 2008 was $0.18 and $0.69, respectively. Total compensation cost recognized for the years ended December 31, 2009 and 2008 for stock options granted to employees amounted to $1,305,460 and $1,620,982, respectively. Total unamortized compensation expense related to unvested stock options at December 31, 2009 amounted to $3,021,757 and is expected to be recognized over a weighted average period of 2.5 years.

At December 31, 2009, there were 4,483,825 shares available under the combined plans to be granted at future dates.

Restricted Stock Awards

On March 10, 2008, we granted 750,000 restricted common shares to Mr. Pizarro, who was then serving as our President, prior to his appointment as Chief Executive Officer. The restricted shares vested monthly over a three-year period. The fair value of the common stock at the date of grant was $0.75 per share based upon our closing market price on the date of grant. The aggregate grant date fair value of the award amounted to $562,500, which was to be recognized ratably as compensation expense over the vesting period. In connection with Mr. Pizarro’s Amendment, 562,500 unvested shares of our common stock granted to Mr. Pizarro immediately vested, and all contractual restrictions with respect to such shares were terminated. We recorded $411,458 and $151,042 of compensation expense during the years ended December 31, 2009 and 2008, respectively, with respect to this award.

A summary of the restricted stock award activity for the year ended December 31, 2009 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Contractual Term	Aggregate Intrinsic Value

Unvested Outstanding at January 1, 2009	562,500	$0.75	3.0
Granted	—	—	—
Vested	(562,500)	0.75	3.0

Unvested Outstanding at December 31, 2009	—	$—	—	$—

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Below is a summary of the results by segment for the year ended December 31, 2009:

	For the Year Ended December 31, 2009
	Latin America	South Pacific	Corporate and Discontinued Operations	Consolidated
Revenue
Product Sales	$110,639,219	$3,968,565	$—	$114,607,784
Services	50,081,648	15,092,901	—	65,174,549

Total Revenue	160,720,867	19,061,466	—	179,782,333
Cost of Revenue
Product Sales	88,051,132	3,511,971	—	91,563,103
Services	32,457,159	5,074,113	—	37,531,272

Total Cost of Revenue	120,508,291	8,586,084	—	129,094,375

Gross Profit	40,212,576	10,475,382	—	50,687,958
	25.0%	55.0%	0.0%	28.2%

Expenses
Sales, Marketing and Customer Support	26,305,265	2,866,439	—	29,171,704
General and Administrative	26,544,876	4,340,881	11,465,007	42,350,764
Impairment of Intangible Assets and Goodwill	15,000,000	1,025,717	—	16,025,717
Depreciation and Amortization	2,662,635	3,013,556	80,353	5,756,544
Amortization – Intangible Assets	3,481,546	979,365	—	4,460,911

Total Expenses	73,994,322	12,225,958	11,545,360	97,765,640

Operating Loss	(33,781,746)	(1,750,576)	(11,545,360)	(47,077,682)
Interest Expense, Net	(3,639,880)	(982,378)	17,680	(4,604,578)
Change in Value of Noncontrolling Interest Purchase Obligation	814,127	—	—	814,127
Other Income (Expense)	(7,689,271)	589,310	(321,857)	(7,421,818)
Income (Loss) from Discontinued Operations	—	—	(10,468,954)	(10,468,954)

Net Loss Attributable to eLandia	$(44,296,770)	$(2,143,644)	$(22,318,491)	$(68,758,905)

Total Assets	$117,355,320	$41,690,056	$652,116	$159,697,492

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Below is a summary of the results by segment for the year ended December 31, 2008:

	For the Year Ended December 31, 2008
	Latin America	South Pacific	Corporate and Discontinued Operations	Consolidated
Revenue
Product Sales	$114,837,429	$6,788,301	$—	$121,625,730
Services	38,215,793	13,942,772	—	52,158,565

Total Revenue	153,053,222	20,731,073	—	173,784,295
Cost of Revenue
Product Sales	93,071,067	5,685,587	—	98,756,654
Services	23,048,757	4,386,970	—	27,435,727

Total Cost of Revenue	116,119,824	10,072,557	—	126,192,381

Gross Profit	36,933,398	10,658,516	—	47,591,914
	24.1%	51.4%		27.4%
Expenses
Sales, Marketing and Customer Support	25,206,827	3,154,408	—	28,361,235
General and Administrative	19,865,308	4,397,872	14,854,994	39,118,174
Impairment of Intangible Assets and Goodwill	—	630,802	—	630,802
Depreciation and Amortization	1,818,008	1,451,562	29,950	3,299,520
Amortization – Intangible Assets	2,745,185	784,278	—	3,529,463

Total Expenses	49,635,328	10,418,922	14,884,944	74,939,194

Operating Loss	(12,701,930)	239,594	(14,884,944)	(27,347,280)
Interest Expense, Net	(2,904,042)	(585,109)	(1,697,791)	(5,186,942)
Change in Value of Noncontrolling Interest Purchase Obligation	670,000	—	—	670,000
Other Income (Expense)	(23,179)	(282,010)	(1,435,103)	(1,740,292)
Income (Loss) from Discontinued Operations	—	—	(12,774,259)	(12,774,259)

Net Loss Attributable to eLandia	$(14,959,151)	$(627,525)	$(30,792,097)	$(46,378,773)

Total Assets	$147,860,439	$25,893,723	$59,300,250	$233,054,412

NOTE 26 – Subsequent Events

As more fully described in Note 9, in December 2009 our Board of Directors approved management’s proposal to dispose of our operations in Fiji, which is included in continuing operations of our South Pacific segment as of December 31, 2009. In January 2010, we began to actively search for potential buyers pursuant to a plan of disposal that we expect to complete within one year. Accordingly, as of January 1, 2010, Fiji will be presented as discontinued operations in our consolidated financial statements. A summary of our assets and liabilities included in Fiji as of December 31, 2009 is as follows:

Assets
Cash	$249,969
Accounts Receivable	808,382
Other Current Assets	935,612
Property, Plant and Equipment, Net	354,501
Other Assets	9,416

Total Assets	$2,357,880

Liabilities
Accounts Payable	$464,292
Accrued Expenses	537,168
Other Current Liabilities	81,640

Total Liabilities	$1,083,100

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

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

Disclosure controls include components of internal control over financial reporting, which consists of control processes designated to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements in accordance with United States generally accepted accounting principles (“U.S. GAAP”). Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), as of December 31, 2009.

Based on their evaluation of our disclosure controls and procedures, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2009, the end of the period covered by this report because of the material weakness in internal controls over financial reporting described below.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria set forth by the Committee of Sponsor Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. Management identified the following control deficiencies which represent material weaknesses in our internal control over financial reporting as of December 31, 2009:

•

We did not maintain a sufficient depth of personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of GAAP commensurate with financial reporting requirements in certain of our Latin American subsidiaries. This control deficiency could result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

•

We did not maintain effective control over certain spreadsheets utilized in the period-end financial reporting process. Specifically, we did not have complete compliance with company prescribed spreadsheet control policies. This control deficiency did not result in audit adjustments to the 2009 interim or annual consolidated financial statements. However, this control deficiency could result in a material misstatement of the aforementioned accounts or disclosures that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

•	Lack of adequate communication of the delegation of authority guidelines and employees’ duties and control responsibilities.

•	Lack of a fraud risk assessment and anti-fraud program

These control deficiencies did not result in audit adjustments to the 2009 interim or annual consolidated financial statements. These control deficiencies could result in a material misstatement of the aforementioned accounts or disclosures that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute a material weakness.

Because of these material weaknesses, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2009, based on the criteria in Internal Control-Integrated Framework issued by COSO.

Management has undertaken procedures, such as additional inquiries and financial and other analytical reviews, in order to conclude that reasonable assurance exists regarding the reliability of financial reporting and the preparation of the consolidated financial statements contained in this Annual Report. Additionally, management ensures that certain high-risk processes and related significant accounts such as deferred tax, goodwill and other intangibles are only processed and recorded at or via the corporate level. Accordingly, management believes that the consolidated financial statements included in this Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

It is important to note that though no significant changes were made to internal controls in the fourth quarter of 2009, we are implementing enhancements and changes to internal control over financial reporting in 2010 to provide reasonable assurance that errors and control deficiencies will not recur. These remediation efforts began in 2008 and represent our plan to remediate the material weaknesses identified above, with some of the remediation plans impacting only one material weakness, and other remediation plans, after their complete implementation, remediating several of the material weaknesses.

We recognize the importance of the control environment as it sets the overall tone for the organization and is the foundation for all other components of internal control. Consequently, remediation programs have begun to eliminate material weaknesses related to our control environment. The remediation programs that we have initiated are as follows:

•

We recognize the importance of having staff with competencies required for the accurate interpretation of GAAP. Consequently, to eliminate material weaknesses identified with respect to staffing and training, management has continued the efforts to increase the depth and upgrade the skill sets of our accounting personnel through training while maintaining staffing with appropriate skills and experience in the application of GAAP commensurate with our financial reporting requirements and regulatory affairs at the subsidiary level, particularly Latin America;

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

•	Establish guidelines for preparation and review of account reconciliations;

•	Conduct a fraud risk assessment and establish anti-fraud programs, and reports on fraud occurrences; and

•	Communicate and train employees on the delegation authority document that augments all defined organizational responsibilities.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

(b) The following table sets forth information with respect to equity compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of December 31, 2009:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	7,622,875	$2.39	4,483,825
Equity compensation plans not approved by security holders	—	$—	—

Total	7,622,875	$2.39	4,483,825

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits.

Exhibit No.	Description of Document	Method of Filing

2.1	Order Confirming Joint Plan of Reorganization and Granting Debtors’ Motion to Substantively Consolidate Bankruptcy Cases, In the United States Bankruptcy Court for the Western District of Arkansas Fayetteville Division, dated as of September 14, 2004.	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

2.2	Amended and Restated Agreement and Plan of Merger among eLandia Solutions, Inc., eLandia AST Acquisition, Inc., W&R South Pacific L.P., SIBL, AST Telecom L.L.C., dated as of August 15, 2005.	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

2.3	Amended and Restated Arrangement Agreement between eLandia Solutions, Inc., eLandia South Pacific Holdings, Inc., eLandia Datec Acquisition Ltd., Datec Group Ltd., Datec Pacific Holdings, Ltd., SIBL, Michael J. Ah Koy, James M. Ah Koy, Krishna Sami, Kelton Investments Limited, Sami Holdings Ltd., Sydney Donald(Trip) Camper III, Eddie Crowston and Harley L. Rollins, dated as of August 8, 2005.	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

2.4	Agreement and Plan of Merger by and among Centra Industries, Inc., Centra Acquisition, Inc., eLandia Solutions Incorporated, Stanford Venture Capital Holdings, Inc., and the stockholders of eLandia Solutions Incorporated, dated as of May 20, 2004.	Previously filed as an exhibit to the Form 10/A filed on August 25, 2006.

3.1	Certificate of Incorporation of the Company.	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

3.2	Bylaws of the Company.	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

3.3	Amended and Restated Bylaws Adopted January 16, 2007.	Previously filed as an exhibit to the Form 10/A-2 filed on February 20, 2007.

3.4	Amended and Restated Certificate of Designations, Rights and Preferences of Series B Convertible Preferred Stock.	Previously filed as an exhibit to the Current Report on Form 8-K dated February 6, 2009.

4.1	Co-Sale and First Refusal Agreement by and between SIBL and W&R South Pacific, L.P., dated January 31, 2006.	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

4.2	Security Agreement by and among the Company (formerly known as Centra Industries Inc.), Midwest Cable Communications of Arkansas, Inc., and Stanford Venture Capital Holdings, Inc., dated as of October 25, 2004.	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

4.3	Satisfaction and Release of Promissory Notes and Security Interests by SIBL, dated as of January 30, 2006.	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

4.4	Form of Warrant issued by eLandia in favor of SIBL dated February 16, 2007.	Previously filed as an exhibit to the Current Report on Form 8-K dated February 16, 2007.

Exhibit No.	Description of Document	Method of Filing

4.5	Registration Rights Agreement dated February 16, 2007, by and among eLandia and SIBL.	Previously filed as an exhibit to the Current Report on Form 8-K dated February 16, 2007.

4.6	Form of Warrant filed by eLandia in favor of SIBL, dated November 21, 2007.	Previously filed as an exhibit to the Current Report on Form 8-K dated November 21, 2007.

4.7	Registration Rights Agreement, dated November 21, 2007, by and between eLandia and SIBL.	Previously filed as an exhibit to the Current Report on Form 8-K dated November 21, 2007.

9.1	Memorandum of Agreement between SIBL and Kelton Investments, Ltd., dated December 8, 2005	Previously filed as an exhibit to the Form 10/A filed on August 25, 2006.

9.2	Voting Trust Agreement by and among SIBL, Pete R. Pizarro, as trustee, and eLandia dated February 6, 2009.	Previously filed as an exhibit to the Current Report on Form 8-K dated February 6, 2009.

10.1	Form of Indemnification Agreement (Principal Executive Officer).	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2007.

10.2	Form of Indemnification Agreement (Executive Officer).	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2007.

10.3	Form of Indemnification Agreement (Director).	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2007.

10.4	Form of Lock-Up Agreement.	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

10.5	Employment Agreement between the Company and Harley L. Rollins, dated as of July 1, 2005.	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

10.6	Stock Subscription Agreement between the Company and Sydney D. Camper, dated as of July 29, 2005.	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

10.7	Stock Purchase Agreement between the Company and Harley L. Rollins, dated as of July 29, 2005.	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

10.8	Stock Subscription Agreement between the Company and Harley L. Rollins, dated as of July 29, 2005.	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

10.9	IBM Business Partner Stock Purchase Agreement between IBM New Zealand Limited and Datec (Fiji) Ltd. the Company and Harley L. Rollins, dated as of September 12, 2002.	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

10.10	Lease Agreement by and between the Company and Southern Centers Associates I, LLP, dated January 30, 2004 (relating to property at 1500 Cordova Road in Ft. Lauderdale, FL), and First Addendum to Lease dated, May 27, 2006.	Previously filed as an exhibit to the Form 10/A filed on August 25, 2006.

10.11	Lease Agreement by and between Kelton Investments Limited and Datec Fiji Ltd., dated April 1, 2005 (relating to property at 68 Gordon Street in Suva, Fiji)	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

10.12	Lease Agreement by and between Kelton Investments Limited and Network Services Ltd, dated April 1, 2005 (relating to property at 63 Albert Street in Auckland, New Zealand)	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

10.13	Lease Agreement by and between Jewel Properties Limited, DatecKelton Investments Ltd. and Datec Group Fiji Ltd., dated October 13, 2004 (relating to property at 63 Albert Street in Auckland, New Zealand).	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

Exhibit No.	Description of Document	Method of Filing

10.14	Lease Agreement by and between Datec PNG Limited and the Independent State of Papua New Guinea, dated September 10, 2003 (relating to property at Allotment 32 Section 38 in Hohola, N.C.D. in Papua New Guinea).	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

10.15	Lease Agreement by and between Centrepoint Limited and Datec Solomon Islands Limited, dated December 1, 2004 (relating to property at 611 Mendana Avenue in Honiara, Solomon Islands).	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

10.16	Lease Agreement by and between Datec Samoa Limited and Justin Parker Trading as J Parker Investment, dated March 22, 2004 (relating to property at in the Parker Building in Apia, Samoa).	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

10.17	Constitution of Datec (PNG) Limited (relating to the Datec PNG Pty Joint Venture)	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

10.18	Stockholders’ Agreement for Datec PNG Pty Limited between Steamships Pty Limited and Kelton Investments Limited (relating to the Datec PNG Pty Joint Venture).	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

10.19	License Agreement between Tower Top Investments, Inc. and the Company, dated April 1, 2006.	Previously filed as an exhibit to the Form 10/A filed on August 25, 2006.

10.20	License Agreement between Tower Top Investments, Inc. and the Company, dated April 1, 2006	Previously filed as an exhibit to the Form 10/A filed on August 25, 2006.

10.21	License Agreement between Tower Top Investments, Inc. and the Company, dated April 1, 2006.	Previously filed as an exhibit to the Form 10/A filed on August 25, 2006.

10.22	License Agreement between Tower Top Investments, Inc. and the Company, dated April 1, 2006.	Previously filed as an exhibit to the Form 10/A filed on August 25, 2006.

10.23	Executive Employment Agreement between the Company and Michael J. Ah Koy, dated February 1, 2006.	Previously filed as an exhibit to the Form 10/A filed on August 25, 2006.

10.24	Note Purchase Agreement between the Company and SIBL, dated February 10, 2006.	Previously filed as an exhibit to the Form 10/A filed on August 25, 2006.

10.25	First Amendment to Note Purchase Agreement between the Company and SIBL, dated July 24, 2006.	Previously filed as an exhibit to the Form 10/A filed on August 25, 2006.

10.26	Executive Employment Agreement between the Company and Michael D. McCutcheon, dated August 1, 2006.	Previously filed as an exhibit to the Form 10/A filed on August 25, 2006.

10.27	Executive Employment Agreement between the Company and Harry G. Hobbs, effective August 28, 2006.	Previously filed as an exhibit to the Form 10/A filed on August 25, 2006.

10.28	Employment Agreement between the Company and Barry I. Rose, dated January 31, 2006.	Previously filed as an exhibit to the Form 10/A filed on August 25, 2006.

10.29	Amended and Restated Management Agreement between the Company and Level Best, Inc., effective as of January 31, 2006.	Previously filed as an exhibit to the Form 10/A filed on August 25, 2006.

10.30	Distributor Agreement between Canon Australia Pty Limited and Datec (PNG) Limited, dated June 14, 2006.	Previously filed as an exhibit to the Form 10/A-Q for the quarter ended September 30, 2006.2 filed on February 20, 2007.

10.31	Authorized Alliance Support Organization Agency Agreement, dated September 19, 2003, between Datec Australia Pty Ltd. and Hewlett-Packard Australia Pty Ltd.	Previously filed as an exhibit to the Form 10/A-2 filed on February 20, 2007.

10.32	Purchase Agreement between eLandia Technologies, Inc. and Chickasaw Wireless, Inc., dated as of October 20, 2006.	Previously filed as an exhibit to the Form 10/A-2 filed on February 20, 2007.

Exhibit No.	Description of Document	Method of Filing

10.33	Loan Agreement among AST Telecom, LLC, as Borrower, ANZ Finance American Samoa, Inc. and ANZ Amerika Samoa Bank, as Lenders, and ANZ Finance American Samoa, as Agent, dated October 30, 2006.	Previously filed as an exhibit to the Form 10/A-2 filed on February 20, 2007.

10.34	Security Agreement among eLandia, Inc., eLandia South Pacific Holdings, Inc., and eLandia Datec Acquisition Ltd., in favor of ANZ Finance American Samoa, Inc., dated October 30, 2006.	Previously filed as an exhibit to the Form 10/A-2 filed on February 20, 2007.

10.35	Indemnity, Subrogation and Contribution Agreement among AST Telecom, LLC, as Borrower, and eLandia, Inc., eLandia South Pacific Holdings, Inc., eLandia Datec Acquisitions, Inc., Generic Technology Limited, Datec (Fiji) Limited and Network Services Limited, et al, dated October 30, 2006.	Previously filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2006.

10.36	Continuing Guaranty Security Agreement among eLandia, Inc., eLandia South Pacific Holdings, Inc., and eLandia Datec Acquisition Ltd., as Guarantors, in favor of ANZ Finance American Samoa, Inc. and ANZ Amerika Samoa Bank, as Lenders, and ANZ Finance American Samoa, as Agent, dated October 30, 2006.	Previously filed as an exhibit to the Form 10/A-2 filed on February 20, 2007.

10.37	Convertible Note Purchase Agreement dated February 16, 2007, by and among eLandia and SIBL.	Previously filed as an exhibit to the Current Report on Form 8-K dated 10/A-2 filed on February 16, 2007.

10.38	Convertible Promissory Note dated February 16, 2007 issued by eLandia in favor of SIBL	Previously filed as an exhibit to the Current Report on Form 8-K dated 10/A-2 filed on February 16, 2007.

10.39	Stock Pledge Convertible Note Purchase Agreement dated February 16, 2007, by and among eLandia and SIBL.	Previously filed as an exhibit to the Current Report on Form 8-K dated February 16, 2007.

10.40	Credit Agreement dated February 16, 2007, by and among eLandia and Latin Node; Latin Node, LLC, a Florida limited liability company; Latinode Communications Corporation, a Florida corporation; NSite Software, LLC, a Florida limited liability company; Tropical Star Communications, Inc., a Florida corporation; TS Telecommunications, Inc., a Florida corporation; and Total Solutions Telecom, Inc., a Florida corporation (collectively, the “Latin Node Entities”).	Previously filed as an exhibit to the Current Report on Form 8-K dated February 16, 2007.

10.41	Secured Promissory Note dated February 16, 2007 issued by the Latin Node Entities and its subsidiaries in favor of eLandia.	Previously filed as an exhibit to the Current Report on Form 8-K dated February 16, 2007.

10.42	Security Agreement dated February 16, 2007 by and among eLandia and the Latin Node Entities.	Previously filed as an exhibit to the Current Report on Form 8-K dated February 16, 2007.

10.43	Stock Pledge Agreement dated February 16, 2007 by and among eLandia and the Latin Node Entities.	Previously filed as an exhibit to the Current Report on Form 8-K dated February 16, 2007.

10.44	Preferred Stock Purchase Agreement dated February 16, 2007 by and among eLandia, Latin Node, RAV, and Jorge Granados.	Previously filed as an exhibit to the Current Report on Form 8-K dated February 16, 2007.

10.45	Executive Employment Agreement between the Company and Michael J. Ah Koy dated January 1, 2007.	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2006.

10.46	Executive Employment Agreement between eLandia and Michael D. McCutcheon dated February 7, 2007.	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2007.

Exhibit No.	Description of Document	Method of Filing

10.47	First Amendment to Convertible Note Purchase Agreement dated April 11, 2007 by and between eLandia and SIBL.	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2007.

10.48	Letter from Amerika Samoa Bank dated April 17, 2007.	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2007.

10.49	Executive Employment Agreement between the Company and Laura Janke Jaeger dated April 23, 2007.	Previously filed as an exhibit to Form 10-Q for the quarter ended June 30, 2007 filed August 20, 2007.

10.50	Credit Agreement, dated October 2, 2007, by and between Desca and eLandia.	Previously filed as an exhibit to the Current Report on Form 8-K dated October 2, 2007.

10.51	Secured Promissory Note, dated October 2, 2007, issued by Desca in favor of eLandia.	Previously filed as an exhibit to the Current Report on Form 8-K dated October 2, 2007.

10.52	Borrower Pledge and Security Credit Agreement, dated October 2, 2007, by and between Desca and eLandia.	Previously filed as an exhibit to the Current Report on Form 8-K dated October 2, 2007.

10.53	Alvarado Pledge and Security Agreement dated October 2, 2007, by and between Alvarado and issued by Desca in favor of eLandia.	Previously filed as an exhibit to the Current Report on Form 8-K dated October 2, 2007.

10.54	Guaranty of Alvarado dated October 2, 2007.	Previously filed as an exhibit to the Current Report on Form 8-K dated October 2, 2007.

10.55	Preferred Unit Purchase Alvarado Pledge and Security Agreement, dated October 2, 2007, by and among eLandia, Desca, Bella and Alvarado.	Previously filed as an exhibit to the Current Report on Form 8-K dated October 2, 2007.

10.56	Credit Agreement Guaranty of Alvarado, dated October, 2, 2007, by and between eLandia and SIBL.	Previously filed as an exhibit to the Current Report on Form 8-K dated October 2, 2007.

10.57	Secured Promissory Note dated October 2, 2007, issued by and among eLandia in favor of SIBL.	Previously filed as an exhibit to the Current Report on Form 8-K dated October 2, 2007.

10.58	Collateral Assignment Agreement, dated October 2, 2007, by and between eLandia and SIBL.	Previously filed as an exhibit to the Current Report on Form 8-K dated October 2, 2007.

10.59	Amendment No. 1 to Preferred Unit Purchase Agreement, dated November 21, 2007, by and among eLandia, eLandia/Desca Holdings, LLC, Desca Holding LLC and Jorge Enrique Alvarado Amado.	Previously filed as an exhibit to the Current Report on Form 8-K dated November 21, 2007.

10.60	Preferred Stock Purchase Agreement, dated November 21, 2007, by and between eLandia and SIBL.	Previously filed as an exhibit to the Current Report on Form 8-K dated November 21, 2007.

10.61	Security Agreement, dated June 29, 2007, by and among Laurus Master Fund, Ltd., eLandia, Inc., Latin Node, Inc. and certain subsidiaries of Latin Node, Inc.	Previously filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2007.

10.62	Guaranty, dated June 29, 2007, executed by eLandia, Inc. and Retail Americas VOIP, LLC in favor of Laurus Master Fund, Ltd.	Previously filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2007.

10.63	Equity Pledge Agreement, dated June 29, 2007, by and among Latin Node, Inc., Latin Node, LLC, eLandia, Inc., Latin Node Europe, GmbH, Retail Americas VOIP, LLC and Laurus Mater Fund, Ltd.	Previously filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2007.

10.64	Secured Convertible Term Note, dated June 29, 2007, executed by Latin Node, Inc. and certain of its subsidiaries in favor of Laurus Mater Fund, Ltd.	Previously filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2007.

10.65	Secured Revolving Note, dated June 29, 2007, executed by Latin Node, Inc. and certain of its subsidiaries in favor of Laurus Master Fund, Ltd.	Previously filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2007.

Exhibit No.	Description of Document	Method of Filing

10.66	Registration Rights Agreement, dated June 29, 2007, by and between Latin Node, Inc. and Laurus Master Fund, Ltd.	Previously filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2007.

10.67	Executive Employment Agreement between the Company and John Hamm dated July 23, 2007.	Previously filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2007.

10.68	Executive Employment Agreement between eLandia and Pete R. Pizarro dated February 15, 2008.	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2007.

10.69	2007 Stock Option and Incentive Plan.	Previously filed as an exhibit to the Form 14C Information Statement filed on October 17, 2008.

10.70	2008 Executive Incentive Plan.	Previously filed as an exhibit to the Form 14C Information Statement filed on October 17, 2008.

10.71	Executive Employment Agreement between eLandia and Harley L. Rollins effective September 1, 2008.	Previously filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2008.

10.72	Modification Agreement between eLandia and SIBL dated February 6, 2009.	Previously filed as an exhibit to the Current Report on Form 8-K dated February 6, 2009.

10.73	Fourth Amendment to Credit Agreement between eLandia and SIBL dated February 6, 2009.	Previously filed as an exhibit to the Current Report on Form 8-K dated February 6, 2009.

10.74	Amendment to Executive Employment Agreement between eLandia and Pete R. Pizarro dated February 6, 2009.	Previously filed as an exhibit to the Current Report on Form 8-K dated February 6, 2009.

10.75	Additional Modification Agreement between eLandia and SIBL dated February 6, 2009.	Previously filed as an exhibit to the Current Report on Form 8-K dated February 6, 2009.

10.76	Termination Agreement between eLandia and SIBL dated February 6, 2009.	Previously filed as an exhibit to the Current Report on Form 8-K dated February 6, 2009.

10.77	Separation agreement between eLandia and Oscar Coen.	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2008.

10.78	Loan Agreement dated June 8, 2009, by and between American Samoa Hawaii Cable, LLC, and Samoa American Samoa Cable, LLC, and ANZ Finance American Samoa, Inc., an American Samoa corporation, and ANZ Amerika Samoa Bank as agent for Lenders.	Previously filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2009.

10.79	Continuing Guaranty dated June 8, 2009, by eLandia International Inc. for the benefit of ANZ Amerika Samoa Bank, as agent for ANZ Amerika Samoa Bank and ANZ Finance American Samoa, Inc.	Previously filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2009.

10.80	Securities Purchase Agreement, effective as of July 1, 2009, by and between eLandia International Inc. and Jorge Enrique Alvarado Amado.	Previously filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2009.

14.1	Code of Business Conduct and Ethics.	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2007.

14.2	Amended and Restated Code of Ethics and Business Conduct	Previously filed as an exhibit to the Current Report on Form 8-K dated May 22, 2009.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

Exhibit No.	Description of Document	Method of Filing

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELANDIA INTERNATIONAL INC.

Date: April 15, 2010	By:	/S/ PETE R. PIZARRO
Pete R. Pizarro, Chairman of the Board (Chief Executive Officer)

Date: April 15, 2010	By:	/S/ HARLEY L. ROLLINS, III
Harley L. Rollins, III, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 15, 2010.

/S/ PETE R. PIZARRO	Chairman of the Board of Directors (Chief Executive Officer)
Pete R. Pizarro

/S/ HARLEY L. ROLLINS, III	Chief Financial Officer (Principal Financial and Accounting
Harley L. Rollins, III	Officer)

/S/ CHARLES J. FERNANDEZ	Director
Charles J. Fernandez

/S/ DR. M. LEWIS TEMARES	Director
Dr. M. Lewis Temares

Director
Angel Medina

Exhibit Index

Exhibit No.	Description of Document
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.