Form 10-Q
period 2010-03-31
ELANDIA INTERNATIONAL INC.
filed 2010-05-19
CIK 1352819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 18, 2010, the registrant had 27,730,220 shares of common stock, $0.00001 par value per share, outstanding.

ELANDIA INTERNATIONAL INC AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

eLandia International Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$6,185,093	$17,865,681
Restricted Cash	2,426,408	1,875,220
Accounts Receivable, Net	54,078,960	53,189,137
Inventories, Net	15,505,953	14,579,767
Prepaid Expenses and Other Current Assets	8,290,438	6,083,723
Deposits with Suppliers and Subcontractors	7,134,406	6,709,436
VAT Receivable, Net	4,605,723	4,263,590
Assets Held for Sale	1,868,557	1,739,968

Total Current Assets	100,095,538	106,306,522

Property, Plant and Equipment, Net	35,506,196	36,014,831
Telecommunications Licenses and Agreements	858,743	858,743
Customer Lists, Net	1,137,849	1,203,317
Contract Rights, Net	59,982	78,470
Goodwill	11,044,160	10,870,959
Assets Held for Sale - Long-Term	330,401	363,917
Other Assets	4,719,128	4,000,734

TOTAL ASSETS	$153,751,997	$159,697,493

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$35,094,085	$38,609,405
Accrued Expenses	14,757,933	12,446,838
Lines of Credit	9,035,682	11,451,140
Notes Payable	14,907,919	17,850,287
Long-Term Debt - Current Portion	6,302,325	4,196,428
Long-Term Debt - Related Party - Current Portion	521,123	513,644
Capital Lease Obligations - Current Portion	1,264,651	1,256,226
Customer Deposits	12,167,159	11,562,218
Deferred Revenue	1,974,742	3,567,642
Liabilities of Discontinued Operations	1,743,006	1,738,314
Other Current Liabilities	770,354	950,040

Total Current Liabilities	98,538,979	104,142,182

Long-Term Liabilities
Long-Term Debt, Net of Current Portion	25,184,687	21,746,594
Capital Lease Obligations, Net of Current Portion	2,417,937	2,944,489
Liabilities of Discontinued Operations	1,000,000	1,000,000
Other Long-Term Liabilities	533,427	1,090,732

Total Long-Term Liabilities	29,136,051	26,781,815

Total Liabilities	127,675,030	130,923,997

Commitments and Contingencies

Stockholders’ Equity
eLandia International Inc. Stockholders’ Equity
Preferred Stock, $0.00001 Par Value; 35,000,000 Shares Authorized; 4,118,263 Shares Issued and Outstanding at March 31, 2010 and December 31, 2009, Respectively
Series A Convertible Preferred Stock, $0.00001 Par Value; 6,500,000 Shares Authorized; -0- Shares Issued and Outstanding at March 31, 2010 and December 31, 2009, Respectively	—	—
Series B Convertible Preferred Stock, $0.00001 Par Value; 14,074,074 Shares Authorized; 4,118,263 Shares Issued and Outstanding at March 31, 2010 and December 31, 2009, Respectively. Liquidation preference of $27,798,275 at March 31, 2010 and December 31, 2009, Respectively	16,679,962	16,679,962
Common Stock, $0.00001 par value; 200,000,000 Shares Authorized; 27,730,220 and 27,630,220 Shares Issued and Outstanding at March 31, 2010 and December 31, 2009, Respectively	276	275
Additional Paid-In Capital	171,624,149	171,278,627
Accumulated Deficit	(173,792,695)	(170,321,386)
Accumulated Other Comprehensive Income	3,242,468	3,108,194

Total eLandia International Inc. Stockholders’ Equity	17,754,160	20,745,672
Noncontrolling Interests	8,322,807	8,027,824

Total Stockholders’ Equity	26,076,967	28,773,496

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$153,751,997	$159,697,493

The accompanying notes are an integral part of these condensed consolidated financial statements.

eLandia International Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
REVENUE
Product Sales	$25,892,828	$20,092,268
Services	12,650,417	10,787,569

Total Revenue	38,543,245	30,879,837

COSTS AND EXPENSES
Cost of Revenue – Product Sales	20,269,493	12,696,569
Cost of Revenue – Services	6,699,470	6,143,546
Sales, Marketing and Customer Support	4,739,217	6,468,518
General and Administrative	7,649,994	11,706,551
Depreciation and Amortization	1,576,087	945,302
Amortization – Intangible Assets	83,956	977,401

Total Operating Expenses	41,018,217	38,937,887

LOSS FROM CONTINUING OPERATIONS	(2,474,972)	(8,058,050)
OTHER (EXPENSE) INCOME
Interest Expense and Other Financing Costs	(782,151)	(1,283,510)
Interest Income	99,437	245,696
Other Income (Expense)	(6,669)	111,349
Gain on Extinguishment of Debt	2,037,500	—
Loss on Swap	—	(277,241)
Foreign Exchange Loss	(2,049,934)	(597,756)

Total Other Expense	(701,817)	(1,801,462)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	(3,176,789)	(9,859,512)
Income Tax Expense	(3)	(6)

LOSS FROM CONTINUING OPERATIONS, NET OF INCOME TAX EXPENSE	(3,176,792)	(9,859,518)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX EXPENSE	466	(11,416,955)

NET LOSS	$(3,176,326)	$(21,276,473)
Less: Income Attributable to Noncontrolling Interests	(294,983)	(2,448)

NET LOSS ATTRIBUTABLE TO ELANDIA INTERNATIONAL INC.	$(3,471,309)	$(21,278,921)

AMOUNTS ATTRIBUTABLE TO ELANDIA INTERNATIONAL INC.
Loss from Continuing Operations	$(3,471,775)	$(9,861,966)
Income (Loss) from Discontinued Operations	466	(11,416,955)

NET LOSS ATTRIBUTABLE TO ELANDIA INTERNATIONAL INC.	$(3,471,309)	$(21,278,921)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO ELANDIA INTERNATIONAL INC., BASIC AND DILUTED
Continuing Operations	$(0.13)	$(0.32)
Discontinued Operations	—	(0.37)

Net Loss per Common Share	$(0.13)	$(0.69)

Weighted Average Number of Common Shares Outstanding, Basic and Diluted	27,675,012	31,067,973

OTHER COMPREHENSIVE LOSS, NET OF TAX
Net Loss	$(3,176,326)	$(21,276,473)
Foreign Currency Translation Adjustment	134,274	(1,389,921)

Comprehensive Loss	(3,042,052)	(22,666,394)
Comprehensive Loss (Income) Attributable to Noncontrolling Interest	(294,983)	69,909

COMPREHENSIVE LOSS ATTRIBUTABLE TO ELANDIA INTERNATIONAL INC.	$(3,337,035)	$(22,596,485)

The accompanying notes are an integral part of these condensed consolidated financial statements.

eLandia International Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

For The Three Months Ended March 31, 2010

(Unaudited)

	Preferred Stock - Series A $0.00001 Par Value		Preferred Stock - Series B $0.00001 Par Value		Common Stock $0.00001 Par Value		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCES —December 31, 2009	—	$—	4,118,263	$16,679,962	27,630,220	$275	$171,278,627	$(170,321,386)	$3,108,194	$8,027,824	$28,773,496
Issuance of Common Stock for Consulting Services	—	—	—	—	100,000	1	29,999	—	—	—	30,000
Foreign Currency Translation Adjustment	—	—	—	—	—	—	—	—	134,274	—	134,274
Share-based Compensation	—	—	—	—	—	—	315,523	—	—	—	315,523
Net (Loss) Income	—	—	—	—	—	—	—	(3,471,309)	—	294,983	(3,176,326)

BALANCES — March 31, 2010	—	$—	4,118,263	$16,679,962	27,730,220	$276	$171,624,149	$(173,792,695)	$3,242,468	$8,322,807	$26,076,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

eLandia International Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss from Continuing Operations	$(3,176,792)	$(9,859,518)

Adjustments to Reconcile Net Loss from Continuing Operations to Net Cash and Cash Equivalents Used in Operating Activities:
Provision for Doubtful Accounts	43,407	250,000
Provision for Non-Collectible VAT Receivable	—	208,589
Share-Based Compensation	315,523	634,836
Depreciation and Amortization	1,576,087	945,302
Amortization — Intangible Assets	83,956	977,401
Amortization of Deferred Financing Costs and Discount on Long-Term Debt	28,325	18,372
Gain on Extinguishment of Debt	(2,037,500)	—
Foreign Currency Loss	2,049,934	597,756
Loss on Swap	—	277,241
Accrued Interest on Long-Term Debt — Related Party	7,479	—
Changes in Operating Assets and Liabilities:
Accounts Receivable	(933,230)	14,648,945
Inventories	(926,186)	(2,041,132)
Prepaid Expenses and Other Current Assets	(2,176,715)	(350,030)
Deposits with Suppliers and Subcontractors	(424,970)	(283,963)
VAT Receivable	(342,133)	(1,689,903)
Other Assets	(729,367)	(416,883)
Accounts Payable	(3,515,320)	(7,768,536)
Accrued Expenses	2,311,095	1,163,315
Customer Deposits	604,941	(1,766,810)
Deferred Revenue	(1,592,900)	(293,339)
Other Liabilities	(736,991)	(329,925)

TOTAL ADJUSTMENTS	(6,394,565)	4,781,236

CASH AND CASH EQUIVALENTS USED IN OPERATING ACTIVITIES	(9,571,357)	(5,078,282)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Paid for Acquisitions	—	(3,564,534)
Purchases of Property and Equipment	(1,067,452)	(954,130)
Purchases of Certificates of Deposits	—	(4,924,872)
Restricted Cash	(551,188)	20,243

CASH AND CASH EQUIVALENTS USED IN INVESTING ACTIVITIES	(1,618,640)	(9,423,293)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Lines of Credit, Net	(377,958)	(6,038,766)
Payments on Notes Payable, Net	(2,942,368)	(1,134,718)
Proceeds (Payments) from Long-Term Debt, Net	5,526,638	(609,959)
Principal Payments on Capital Leases	(518,127)	(124,915)
Transaction Costs Paid — Conversion of Promissory Note	—	(226,829)

CASH AND CASH EQUIVALENTS PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,688,185	(8,135,187)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating Cash Flows	(142,047)	(1,194,059)
Investing Cash Flows	—	205,652
Financing Cash Flows	52,132	918,818

NET CASH AND CASH EQUIVALENTS USED IN DISCONTINUED OPERATIONS	(89,915)	(69,589)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2,088,861)	(1,608,938)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,680,588)	(24,315,289)
CASH AND CASH EQUIVALENTS— Beginning	17,865,681	37,304,258

CASH AND CASH EQUIVALENTS— Ending	$6,185,093	$12,988,969

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid During the Periods For:
Interest	$180,786	$986,082
Taxes	$1,344,881	$193,121

NON-CASH INVESTING AND FINANCING ACTIVITES:
Issuance of Common Stock for Consulting Services	$30,000	$—
Conversion of Convertible Promissory Notes - Related Party to Series B Convertible Preferred Stock	$—	$12,000,000
Accrued Interest Contributed to Capital Upon Conversion of Promissory Note - Related Party	$—	$199,618
Cancellation of Common Stock Upon Conversion of Promissory Note - Related Party	$—	$162
Issuance of Restricted Stock	$—	$6
Acquisition of Equipment with Issuance of Capital Leases	$—	$1,275,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2010

(Unaudited)

NOTE 1 – Organization and Business

eLandia International Inc. (“eLandia,” “Company,” “we,” “us,” and/or “our”), through its subsidiaries, sells information and communications technology (“ICT”) products and provides professional IT services including network integration, managed services and business transformation solutions, and offers telecommunications products and services in emerging markets, including Latin America and the South Pacific. The products and services we offer in each of these markets vary depending on the infrastructure, existing telecommunication and data communications systems and the needs of the local economy.

NOTE 2 – Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements as of March 31, 2010, and for the three months then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited consolidated financial statements. The unaudited interim condensed consolidated balance sheet as of March 31, 2010, unaudited interim condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009, the unaudited interim condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2010, and the unaudited interim condensed consolidated statements of cash flows for the three months ended March 31, 2010 and 2009 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three months ended March 31, 2010 are not necessarily indicative of results to be expected for the year ending December 31, 2010 or for any future interim period. The condensed consolidated balance sheet at December 31, 2009 has been derived from audited consolidated financial statements; however, these notes to the condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete consolidated financial statements. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC.

NOTE 3 – Liquidity, Financial Condition and Management’s Plans

We incurred a $3.2 million loss from continuing operations and used $9.6 million of cash in continuing operations for the three months ended March 31, 2010. As of March 31, 2010, we have a $173.8 million accumulated deficit and working capital of $1.6 million.

Our net loss includes an aggregate of $2.1 million of net non-cash charges, principally consisting of $1.7 million of depreciation and amortization, $2.0 million in foreign currency exchange losses and $0.3 million of share-based compensation. Offsetting these charges is $2.0 million from the gain on extinguishment of debt.

Our sources of funds include cash from external financing arrangements, including a term loan in the amount of $16.7 million and a revolving line of credit facility of up to $5 million from ANZ Finance American Samoa, Inc., various lines of credit with multiple local banks in South and Central America and trade payables financing provided by our principal supplier.

Management believes that our current level of working capital at March 31, 2010 will be sufficient to sustain operations through at least April 1, 2011. However, there can be no assurance that the plans and actions proposed by management will be successful or that unforeseen circumstances will not require us to seek additional funding sources in the future or effectuate plans to conserve liquidity. In addition, there can be no assurance that in the event additional sources of funds are needed they will be available on acceptable terms, if at all. Although the overall economy is showing signs of recovery, in particular in the markets we serve, the current macro-economic conditions create risk and our ability to measure and react to these issues will ultimately factor into our future success and ability to meet our business objectives and fulfill our business plan. In addition, if we are not able to sell our assets or our sources of revenue do not generate sufficient capital to fund operations, we will need to identify other sources of capital and/or we may be required to modify our business plan. Our inability to obtain needed debt and/or equity financing when needed or to generate sufficient cash from operations may require us to scale back our business plan and limit our planned growth and expansion activities, abandon projects and/or curtail capital expenditures. Our past association with Stanford International Bank Ltd (“SIBL”), the current challenging economic conditions and the unusual events that have affected global financial markets have impaired our ability to identify and secure other sources of capital. At this time, we cannot provide any assurance that other sources of capital will be available.

Our cash position has been declining since January 1, 2009. In order to reverse this trend, we are enforcing our collection terms more stringently than in the past and are also requiring customer advances and/or earlier payment terms for certain customers in certain markets. Additionally, in Venezuela, due to the economic challenges that exist in that marketplace, we have not had the liquidity and/or ability to pay down our payables on a timelier basis. As a result, we have been experiencing credit holds from our principal vendor in Venezuela, which has limited our ability to expand and/or operate our business. We are actively seeking additional working capital that will allow us to book sales irrespective of credit limitations that may be imposed by our vendors. If we cannot continue to strengthen our overall financial position, we may experience additional restrictions on our vendor credit. Such events could have a material adverse impact on our results of operations and financial condition.

NOTE 4 – Significant Accounting Policies

Principles of Consolidation

The unaudited interim condensed consolidated financial statements include the accounts of eLandia and all of its wholly-owned and majority owned subsidiaries. We have classified as discontinued operations for all periods presented (i) the accounts of Datec PNG, which was sold on April 17, 2009, (ii) the accounts of our operations in Fiji and (iii) certain eLandia predecessor companies that no longer conduct any operations. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Reclassification

We have reclassified certain prior year amounts to conform to the current period’s presentation. These reclassifications have no effect on the financial position or results of operations reported as of and for the three months ended March 31, 2009.

Use of Estimates

The preparation of the unaudited interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited interim condensed consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount of uncollectible accounts receivable, the valuation of value added tax (“VAT”) receivable, deferred taxes and related valuation allowances, the amount to be paid for the settlement of liabilities of discontinued operations, accrued expenses, the amount allocated to contract rights, customer lists, trade names and goodwill in connection with acquisitions, along with the estimated useful lives for amortizable intangible assets and property, plant and equipment, warrants granted in connection with various financing transactions, and share-based payment arrangements.

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

Inventory

Inventory consists predominantly of finished goods inventory, inclusive of technology equipment, products and accessories. The majority of our inventory is held waiting for configuration and delivery to customers based on received purchase orders. Inventory is carried at the lower of cost or net realizable value. Cost is based on a weighted average or first-in-first-out method. All expenditures incurred in acquiring inventory including transportation and custom duties are included in inventory. Reserves for obsolete inventory are provided based on historical experience of a variety of factors including sales volume, product life, and levels of inventory at the end of the period.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss per common share attributable to eLandia by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted net loss per common share attributable to eLandia for the three months ended March 31, 2010 and 2009 includes 28,125 unexercised warrants, respectively, each with an exercise price of $.001 per share.

The computation of basic loss per share for the three months ended March 31, 2010 and 2009 excludes the following potentially dilutive securities because their inclusion would be anti-dilutive.

	For the Three Months Ended March 31,
	2010	2009
Convertible Preferred Stock	4,118,263	4,118,263
Common Stock Purchase Warrants	1,409,259	1,409,259
Stock Options	8,119,545	5,964,750

	13,647,067	11,492,272

Recently Adopted Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”). ASU No. 2010-06 requires more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this pronouncement did not have a material impact on our condensed consolidated financial position or results of operations.

Recently Issued Accounting Pronouncements

In September 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements” (“ASU No. 2009-13”). ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (“deliverables”) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements,” of the Codification for separating consideration in multiple-deliverable arrangements. A selling price hierarchy is established for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. Additional disclosures related to a vendor’s multiple-deliverable revenue arrangements are also required by this update. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into, or materially modified, in fiscal years beginning on or after June 15, 2010 with early adoption permitted. The adoption of this pronouncement is not expected to have a material impact on our condensed consolidated financial position or results of operations.

In September 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements” (“ASU No. 2009-14”). ASU No. 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements to allow for alternatives when vendor-specific objective evidence does not exist. Under this guidance, tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality and hardware components of a tangible product containing software components are excluded from the software revenue guidance in Subtopic 985-605, “Software-Revenue Recognition;” thus, these arrangements are excluded from this update. ASU No. 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. The adoption of this pronouncement is not expected to have a material impact on our condensed consolidated financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

NOTE 5 – Fair Value

We have determined the estimated fair value amounts presented in these unaudited interim condensed consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the unaudited interim condensed consolidated financial statements are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. We have based these fair value estimates on pertinent information available as of March 31, 2010 and December 31, 2009. As of March 31, 2010 and December 31, 2009, the carrying value of all financial instruments approximates fair value.

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

The following are the major categories of assets measured at fair value on a nonrecurring basis during the three month period ended March 31, 2010, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at March 31, 2010	Total Impairment for the Three Months Ended March 31, 2010
Goodwill	-0-	-0-	$11,044,160	$11,044,160	$-0-
Intangible Assets	-0-	-0-	2,056,574	2,056,574	-0-

Total	-0-	-0-	$13,100,734	$13,100,734	$-0-

NOTE 6 – Discontinued Operations

Our discontinued operations are comprised of (i) our 50% interest in Datec PNG, which was sold in April 2009; (ii) our operations in Fiji; and (iii) certain eLandia predecessor companies that no longer conduct any operations.

In April 2009, the Reserve Bank of Fiji announced that Fiji’s currency had been devalued by 20% effective April 16, 2009, the President of Fiji annulled the country’s constitution, terminated all the judges in the country and declared himself the head of state. This triggered an impairment charge to our goodwill in Fiji during the year ended December 31, 2009 due to the anticipated economic instability and an uncertain business climate. These political events and any subsequent developments may have a negative impact on our business. As a result of these factors and the uncertainty caused by such factors, in December 2009 our Board of Directors approved management’s proposal to dispose of our operations in Fiji. Management began to actively market and locate a buyer for our operations in Fiji during the quarter ended March 31, 2010. Accordingly, we have classified our operations in Fiji as discontinued operations during the three months ended March 31, 2010.

A summary of our assets and liabilities from discontinued operations as of March 31, 2010 and December 31, 2009 and our results of discontinued operations for the three months ended March 31, 2010 and 2009 is as follows:

Assets and Liabilities of Discontinued Operations

	As of March 31, 2010	As of December 31, 2009
Cash	$123,735	$249,969
Accounts Receivable, Net	895,736	808,382
Inventory, Net	246,059	232,384
Prepaid Expenses and Other Current Assets	331,551	318,191
Deposits with Suppliers and Subcontractors	271,476	131,042

Assets Held for Sale - Current	$1,868,557	$1,739,968

Property, Plant and Equipment, net	$327,378	$354,501
Other Assets	3,023	9,416

Assets Held for Sale - Long-Term	$330,401	$363,917

Accounts Payable	$466,926	$464,292
Accrued Expenses	628,504	668,415
Accrued FCPA Penalty	500,000	500,000
Lines of Credit	53,322	—
Capital Lease Obligations	10,000	11,190
Deferred Revenue	77,378	73,706
Other Current Liabilities	6,876	20,711

Liabilities from Discontinued Operations - Current	$1,743,006	$1,738,314

Accrued FCPA Penalty	$1,000,000	$1,000,000

Liabilities from Discontinued Operations - Long Term	$1,000,000	$1,000,000

Results of Discontinued Operations

	For the Three Months Ended March 31,
	2010	2009
Revenue	$1,536,541	$7,934,351
Cost of Revenue	(939,951)	(4,014,048)
Sales, Marketing and Customer Support	(298,648)	(860,128)
General and Administrative	(276,549)	(2,048,632)
Impairment of Intangible Assets and Goodwill	—	(11,852,969)
Depreciation and Amortization	(33,231)	(413,485)
Amortization – Intangible Assets	—	(252,452)
Interest Expense, net	(1,304)	(28,706)
Other (Expense) Income	13,608	119,114

Net Income (Loss) from Discontinued Operations	$466	$(11,416,955)

NOTE 7 – Goodwill and Intangible Assets

Goodwill and intangible assets, net, consist of the following:

Goodwill:	Latin America	South Pacific	Total
Balance at December 31, 2009	$7,972,097	$2,898,862	$10,870,959
Foreign currency translation effect	173,201	—	173,201

Balance at March 31, 2010	$8,145,298	$2,898,862	$11,044,160

	Definite Lived Assets		Indefinite Lived Assets
Intangible Assets:	Customer Lists	Contract Rights	Telecommunications Licenses and Agreements
Gross Value at December 31, 2009	$1,833,100	$1,219,000	$858,743
Accumulated Amortization at December 31, 2009	(629,783)	(1,140,530)	—

Net Value at December 31, 2009	$1,203,317	$78,470	$858,743

Gross Value at March 31, 2010	$1,833,100	$1,219,000	$858,743
Accumulated Amortization at March 31, 2010	(695,251)	(1,159,018)	—

Net Value at March 31, 2010	$1,137,849	$59,982	$858,743

Intangible assets consist of customer lists and contract rights, which are amortized on a straight-line basis over the estimated useful lives of the assets. We review the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. With respect to the valuation of our goodwill, we considered a variety of factors including the business climate, legal factors, operating performance indicators, competition or sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of long-term rate of growth for our business, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in those estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. We allocate goodwill to reporting units based on the reporting unit expected to benefit from the combination. We evaluate our reporting units on an annual basis and, if necessary, reassign goodwill using a relative fair value allocation approach.

NOTE 8 – Gain on Extinguishment of Debt

On March 16, 2010, we entered into a Settlement Agreement with Stanford International Holdings (Panama) S.A. (“SIHP”), whereby we agreed to pay SIHP $462,500 in full and final settlement of a $2.5 million outstanding line of credit with Stanford Bank (Panama) S.A. Accordingly, we recorded a gain on the extinguishment of debt in the amount of $2,037,500 during the three months ended March 31, 2010.

NOTE 9 – Commitments and Contingencies

Financial Collapse of SIBL and its Affiliates

In early 2009, pursuant to an action brought by the SEC against Stanford International Bank Ltd. (“SIBL”) and certain of its affiliates, including its owner Robert Allen Stanford, alleging, among other things, securities law fraud under both the Securities Act of 1933 and the Securities Exchange Act of 1934, the United States District Court for the Northern District of Texas, Dallas Division issued orders to freeze the assets of SIBL and certain of its affiliates and to appoint a receiver to prevent the waste and disposition of such assets.

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

Since 2003, Venezuela has imposed currency controls and created the Commission of Administration of Foreign Currency (“CADIVI”) with the task of establishing detailed rules and regulations and generally administering the exchange control regime. These controls fix the exchange rate between the Bolivar Fuerte and the U.S. Dollar, and restrict the ability to exchange Bolivar Fuertes for U.S. Dollars and vice versa. The near-term effect has been to restrict our ability to repatriate funds from Venezuela in order to meet our cash requirements. In particular, the currency controls in Venezuela have restricted our ability to make payments to certain vendors in U.S. Dollars, causing us to borrow money to meet these obligations and to be subject to credit holds by vendors, which have caused delays in the delivery of customer orders thus delaying or causing the loss of sales.

We apply to the Venezuelan government’s Foreign Exchange Administrative Commission, CADIVI, for the conversion of local currency to U.S. Dollars at the official exchange rate. The parallel exchange market is used for U.S. Dollar needs other than conversions obtained through CADIVI, and the parallel exchange market has rates less favorable than the official exchange rate.

As of December 31, 2009, we changed the rate we used to translate our Venezuelan subsidiary’s transactions and balances from the official exchange rate to the parallel exchange rate, which approximated 6 Venezuelan Bolivar Fuertes to the U.S. Dollar on December 31, 2009. The resulting foreign currency exchange loss of approximately $4.4 million was recorded in our consolidated statement of operations as of December 31, 2009. Our considerations for changing the rate included indications that the Venezuelan government is not likely to continue to provide substantial currency exchange at the official rate for companies importing nonessential products, difficulties in obtaining approval for the conversion of local currency to U.S. Dollars at the official exchange rate (for imported products, royalties and distributions), and delays in obtaining payment approvals.

On January 11, 2010, the Venezuelan government devalued the Venezuelan Bolivar Fuerte and changed to a two-tier exchange structure. The official exchange rate moved from 2.15 Bolivar Fuertes per U.S. Dollar to 2.60 for essential goods and 4.30 for non-essential goods and services, with our products generally falling into the non-essential category. For any U.S. Dollars we obtain at the official rate to pay for the purchase of imported goods, we will realize benefits in our statements of operations associated with the favorable exchange rate, as compared to the parallel rate.

Fiji

In April 2009, the Reserve Bank of Fiji announced that Fiji’s currency had been devalued by 20% effective April 16, 2009, the President of Fiji annulled the country’s constitution, terminated all the judges in the country and declared himself the head of state. This triggered an impairment charge to our goodwill in Fiji during the year ended December 31, 2009 and is expected to result in economic instability and an uncertain business climate in Fiji. These political events and any subsequent developments may have a negative impact on our business. A former director, with whom we are in litigation, as described below, is Fiji’s ambassador to China.

As a result of the factors discussed above and the uncertainty caused by such factors, in December 2009 our Board of Directors approved management’s proposal to dispose of our operations in Fiji (see Note 6).

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

The immediate proceeds from the sale of these assets were used to pay administrative costs. A final court order approving the disposition of the proceeds from the sale of all other assets was scheduled for May 21, 2009. However, on May 20, 2009, Empresa Hondureña de Telecomunicaciones filed a Motion for Continuance or in the alternative, a Motion to stay the hearing. At a hearing held on September 17, 2009, the court appointed a Special Examiner to conduct an examination and determine whether the claims made by Hondutel were well-taken. The Special Examiner’s report was issued on February 16, 2010. The Special Examiner determined that Latin Node and/or eLandia did not act improperly in this matter. On April 27, 2010 the court granted the Order Approving Assignee’s Final Report, Fixing Fees, Discharging Assignee and Closing Case on this matter. As a result of the court order, the assignment for the benefit of creditors proceeding was concluded subject to Hondutel’s right to appeal thirty days from the date of the court date.

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

Customer and Vendor Concentrations

For the three months ended March 31, 2010, we had one customer that represented approximately 23% of our consolidated revenues. At March 31, 2010, this same customer represented approximately 40% of our gross accounts receivable.

During the three months ended March 31, 2010, approximately 89% of our cost of revenue for product sales was purchased from a single vendor. At March 31, 2010, the amount due to this vendor was approximately 73% of our total accounts payable.

NOTE 10 – Stockholders’ Equity

Common Stock Issuances

On March 17, 2010, we issued 100,000 shares of our common stock to a consultant for services to be provided over a period of twelve months, commencing on April 1, 2010. The value of the shares, amounting to $30,000, is being amortized as consulting expense over the term of the agreement.

NOTE 11 – Income Taxes

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

There have not been any material changes in our liability for unrecognized tax benefits, including interest and penalties, during the three months ended March 31, 2010. We do not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

NOTE 12 – Segment Information

Our discontinued operations are comprised of (i) our 50% interest in Datec PNG; (ii) our operations in Fiji; and (iii) certain eLandia predecessor companies that no longer conduct any operations.

Below is a summary of the results by segment for the three months ended March 31, 2010 and identifiable assets as of March 31, 2010:

	For the Three Months Ended March 31, 2010
	Latin America	South Pacific	Corporate and Discontinued Operations	Consolidated
Revenue
Product Sales	$25,765,481	$127,347	$—	$25,892,828
Services	8,999,374	3,651,043	—	12,650,417

Total Revenue	34,764,855	3,778,390	—	38,543,245
Cost of Revenue
Product Sales	20,121,680	147,813	—	20,269,493
Services	5,502,817	1,196,653	—	6,699,470

Total Cost of Revenue	25,624,497	1,344,466	—	26,968,963

Gross Profit	9,140,358	2,433,924	—	11,574,282
	26.3%	64.4%	0.0%	30.0%
Expenses
Sales, Marketing and Customer Support	4,470,830	268,387	—	4,739,217
General and Administrative	4,250,170	806,563	2,593,261	7,649,994
Depreciation and Amortization	611,302	932,691	32,094	1,576,087
Amortization – Intangible Assets	—	83,956	—	83,956

Total Expenses	9,332,302	2,091,597	2,625,355	14,049,254

Operating Income (Loss)	(191,944)	342,327	(2,625,355)	(2,474,972)
Interest Expense, Net	(320,935)	(336,393)	(25,386)	(682,714)
Gain on Extinguishment of Debt	2,037,500	—	—	2,037,500
Other Income (Expense)	(2,689,904)	210,629	127,686	(2,351,589)
Income (Loss) from Discontinued Operations	—	—	466	466

Net Income (Loss) Attributable to eLandia	$(1,165,283)	$216,563	$(2,522,589)	$(3,471,309)

Total Assets	$113,020,325	$40,265,172	$466,500	$153,751,997

Below is a summary of the results by segment for the three months ended March 31, 2009 and identifiable assets as of December 31, 2009:

	For the Three Months Ended March 31, 2009
	Latin America	South Pacific	Corporate and Discontinued Operations	Consolidated
Revenue
Product Sales	$19,973,254	$119,014	$—	$20,092,268
Services	8,396,778	2,390,791	—	10,787,569

Total Revenue	28,370,032	2,509,805	—	30,879,837
Cost of Revenue
Product Sales	12,572,390	124,179	—	12,696,569
Services	5,278,116	865,430	—	6,143,546

Total Cost of Revenue	17,850,506	989,609	—	18,840,115

Gross Profit	10,519,526	1,520,196	—	12,039,722
	37.1%	60.6%	0.0%	39.0%
Expenses
Sales, Marketing and Customer Support	6,251,923	216,595	—	6,468,518
General and Administrative	6,490,506	488,669	4,727,376	11,706,551
Depreciation and Amortization	655,152	275,956	14,194	945,302
Amortization – Intangible Assets	870,387	107,014	—	977,401

Total Expenses	14,267,968	1,088,234	4,741,570	20,097,772

Operating Income (Loss)	(3,748,442)	431,962	(4,741,570)	(8,058,050)
Interest Expense, Net	(1,045,701)	(26,845)	34,732	(1,037,814)
Other Income (Expense)	(725,939)	29,965	(70,128)	(766,102)
Income (Loss) from Discontinued Operations	—	—	(11,416,955)	(11,416,955)

Net Income (Loss) Attributable to eLandia	$(5,520,082)	$435,082	$(16,193,921)	$(21,278,921)

Total Assets	$117,355,321	$41,690,055	$652,117	$159,697,493

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note About Forward Looking Statements

This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which are based on management’s exercise of business judgment, as well as assumptions made by and information currently available to management. When used in this document, the words “may,” “will,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as described in eLandia International Inc.’s (“eLandia”), Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. We undertake no obligation, and do not intend, to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrence of any unanticipated events. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

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

eLandia corporate headquarters are located at 8200 NW 52nd Terrace, Miami, Florida 33166. The telephone number is (305) 415-8830.

Recent Developments

Discontinued Operations – Fiji

In April 2009, the Reserve Bank of Fiji announced that Fiji’s currency had been devalued by 20% effective April 16, 2009, the President of Fiji annulled the country’s constitution, terminated all the judges in the country and declared himself the head of state. This triggered an impairment charge to our goodwill in Fiji during the year ended December 31, 2009 due to the anticipated economic instability and an uncertain business climate. These political events and any subsequent developments may have a negative impact on our business. As a result of these factors and the uncertainty caused by such factors, in December 2009 our Board of Directors approved management’s proposal to dispose of our operations in Fiji. We began to actively market and locate a buyer for our operations in Fiji during the quarter ended March 31, 2010. Accordingly, we have classified our operations in Fiji as discontinued operations during the three months ended March 31, 2010.

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

On an ongoing basis, we evaluate our estimates and judgments. Areas in which we exercise significant judgment include, but are not necessarily limited to, the amount of uncollectible accounts receivable, the valuation of value added taxes (“VAT”) receivable, deferred taxes and related valuation allowances, the amount to be paid for the settlement of liabilities of discontinued operations, accrued expenses, valuation of assets acquired and liabilities assumed such as, but not limited to, the amount allocated to contract rights, customer lists, trade names and goodwill along with the estimated useful lives for amortizable intangible assets and property, plant and equipment, warrants granted in connection with various financing transactions, and share based payment arrangements.

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

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC for a discussion of our critical accounting policies. During the three months ended March 31, 2010, there were no material changes to these policies.

Results of Operations – Overview

We experienced a 25% growth in revenues for the three months ended March 31, 2010 compared with the same period in 2009. Our results for the three months ended March 31, 2009 reflect the translation of our Venezuelan operations at the official exchange rate, whereas the results for the three months ended March 31, 2010 reflect the translation of our Venezuelan operations at the parallel exchange rate. Excluding the effect of Venezuela, revenues increased 96% for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Our results for the first three months of 2010 were impacted by the performance of a significant contract in Ecuador, improving customer confidence, improvement in economic conditions internationally, continued selective investment in strategic sales, marketing and customer support activities to drive sales and develop growth platforms, as well as the implementation of general and administrative cost-cutting measures.

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

Net loss decreased by $18.1 million, or 85%, during the three months ended March 31, 2010, compared with the same period in 2009. The decrease in our net loss results primarily from the decrease in our net loss from discontinued operations of $11.4 million, as well as a decrease in our operating expenses of $6.0 million. The decrease in our net loss was partially offset by higher foreign currency exchange losses during the three months ended March 31, 2010 compared with the same period in 2009 and a gain on the extinguishment of debt of $2.0 million. Net loss per share decreased 81%, from ($0.69) for the three months ended March 31, 2009 to ($0.13) for the three months ended March 31, 2010.

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

In support of our broad range of offerings we currently hold more than 38 certifications and specializations from leading technology companies, including Cisco, Microsoft and others. The products and services we offer in each of our markets vary depending on the infrastructure, existing data communications systems and the needs of the local economy.

Venezuela

We measure assets, liabilities, sales and expenses denominated in Venezuelan Bolivar Fuertes converting such amounts into U.S. Dollars using the applicable exchange rate, and the resulting translation adjustments are included in earnings. We use the parallel rate to convert transactions and balances denominated in Venezuelan Bolivar Fuertes into U.S. Dollars. Our results in Venezuela for 2010 are reflected in the consolidated financial statements at the parallel exchange rate, which was approximately 7 to 1 U.S. Dollar as of March 31, 2010; and during substantially all of 2009, we used the official rate of 2.15 to 1 to report the results of our Venezuelan operations. As of December 31, 2009, we changed the rate we use to translate our Venezuelan operations from the official exchange rate to the parallel exchange rate. Our considerations for changing the rate included indications that the Venezuelan government is not likely to continue to provide substantial currency exchange at the official rate for companies importing nonessential products, difficulties in obtaining approval for the conversion of local currency to U.S. Dollars at the official exchange rate (for imported products, royalties and distributions), and delays in obtaining payment approvals.

Revenues for Venezuela for the three months ended March 31, 2010, translated at the parallel rate, were $3.4 million, compared to $13.0 million for the three months ended March 31, 2009, translated at the official rate. Gross margin for Venezuela for the three months ended March 31, 2010 was $0.8 million, or 25%, compared to $6.4 million, or 49%, for the three months ended March 31, 2009. Operating expenses for Venezuela for the three months ended March 31, 2010 were $1.4 million, compared to $4.5 million for the three months ended March 31, 2009. There will be an ongoing impact related to measuring the statement of operations for our Venezuelan operations at the parallel exchange rate. Our net sales and operating income in Venezuela are subject to a highly inflationary environment, which as of March 31, 2010 is in excess of 30% per year.

Comparison of the Three Months Ended March 31, 2010 to the Three Months Ended March 31, 2009

The following table sets forth, for the periods indicated, unaudited interim condensed consolidated statements of operations information for our continuing operations in Latin America.

	For the Three Months Ended March 31,
	2010	2009	$ Change	%Change
Revenue
Product Sales	$25,765,481	$19,973,254	$5,792,227	29.0%
Services	8,999,374	8,396,778	602,596	7.2%

Total Revenue	34,764,855	28,370,032	6,394,823	22.5%
Cost of Revenue
Product Sales	20,121,680	12,572,390	7,549,290	60.0%
Services	5,502,817	5,278,116	224,701	4.3%

Total Cost of Revenue	25,624,497	17,850,506	7,773,991	43.6%

Gross Profit	9,140,358	10,519,526	(1,379,168)	(13.1)%
	26.3%	37.1%		(10.8)%
Expenses
Sales, Marketing and Customer Support	4,470,830	6,251,923	(1,781,093)	(28.5)%
General and Administrative	4,250,170	6,490,506	(2,240,336)	(34.5)%
Depreciation and Amortization	611,302	655,152	(43,850)	(6.7)%
Amortization – Intangible Assets	—	870,387	(870,387)	(100.0)%

Total Expenses	9,332,302	14,267,968	(4,935,666)	(34.6)%

Operating Loss	(191,944)	(3,748,442)	3,556,498	(94.9)%
Interest Expense, Net	(320,935)	(1,045,701)	724,766	(69.3)%
Gain on Extinguishment of Debt	2,037,500	—	2,037,500	100.0%
Other Income (Expense)	(2,689,904)	(725,939)	(1,963,965)	270.5%

Net Loss	$(1,165,283)	$(5,520,082)	$4,354,799	(78.9)%

Product Sales

Year over year growth in product sales was $5.8 million, or 29%. Excluding the effect of Venezuela’s product revenues in both periods, our year over year growth in product sales was $13.7 million, or 147%. The increase in product sales is primarily attributable to increased sales in our markets in Ecuador, Colombia and Costa Rica. During the three months ended March 31, 2010, we recognized approximately $8.9 million in product revenues related to two significant projects in Ecuador. We expect to recognize an additional $7.2 million, mainly in service revenue from these two projects, during the remainder of 2010. Although we have recognized the revenue related to these projects in Ecuador consistent with our revenue recognition policies, the payment terms are such that the collection of these receivables is scheduled to occur in November 2010. During the three months ended March 31, 2010, product revenues in our Latin America segment benefited from higher dollar value sales and an increased customer base, as compared to the three months ended March 31, 2009.

Venezuela’s revenues for the three months ended March 31, 2009 include approximately $10.8 million in product and services revenue, translated at the official rate, related to three customers. Revenues from these same three customers amount to approximately $0.8 million, translated at the parallel rate, for the three months ended March 31, 2010. The Venezuelan market, and to a lesser extent, our other Latin American markets, have been significantly affected by the global financial crisis and significant inflation. This has made it more challenging for our customers to maintain their capital spending and obtain credit to fund their purchases resulting in the termination, postponement or dollar value decrease of several contracts. Additionally, our results of operations for Venezuela are impacted by the differential between our revenue and cost cycles. Sales are mainly denominated in Bolivar Fuertes whereas purchases are mainly denominated in U.S. Dollars, thereby creating an exchange rate difference between revenues and costs, which has impacted our gross margins. In order to mitigate the risks that are present in Venezuela, management has been focusing its efforts on pricing our Venezuela sales at the parallel exchange rate and developing sales and customer bases in our other more profitable markets and restricting, to a lesser extent, its sales in Venezuela. We are also working closely with our sales personnel and vendors to enter into more profitable arrangements.

Product gross margin decreased from 37% for the three months ended March 31, 2009 to 22% for the three months ended March 31, 2010. Excluding the effect of Venezuela in both periods, our product gross margin remained relatively consistent at 23% for the three months ended March 31, 2009 compared to 22% for the three months ended March 31, 2010.

Services

Year over year growth in revenue from the provision of professional ICT services was $0.6 million, or 7%. Excluding the effect of Venezuela’s service revenues in both periods, year over year growth in service revenues was $2.2 million, or 37%. The increase is primarily attributable to several new maintenance agreements entered into during the three months ended March 31, 2010 associated with product sales, which has resulted in a larger installed base of our equipment being serviced. As discussed above, we expect to recognize approximately $7.2 million, mainly in service revenue, from two significant projects in Ecuador during the remainder of 2010.

Venezuela’s revenues for the three months ended March 31, 2009 include service revenues at higher margins related to three customers whose 2010 orders were significantly lower. As noted above, the Venezuelan market, and to a lesser extent, our other Latin American markets, have been significantly affected by the global financial crisis and significant inflation.

Service gross margin increased from 37% for the three months ended March 31, 2009 to 39% for the three months ended March 31, 2010. Excluding the effect of Venezuela in both periods, our service gross margin increased from 32% for the three months ended March 31, 2009 to 39% for the three months ended March 31, 2010. Our gross margin for 2010 has benefited from the synergies achieved from the consolidation of costs among the markets we serve which enabled us to control costs, while increasing revenues.

Expenses

Our overall operating expenses during the first three months of 2010 decreased as a result of cost-cutting measures implemented during 2009 in response to the overall weakened economy in Latin America. We revised our growth plans while implementing cost control programs, optimizing back-office functions and reducing our headcount by approximately 300 people.

Sales, marketing and customer support costs include costs associated with advertising and promoting our products and services as well as supporting the customer after the sale is complete. Sales, marketing and customer support expenses for the three months ended March 31, 2009 reflect the significant investments made to expand our sales teams in multiple markets and roll out marketing campaigns supporting our entry into new markets such as Brazil, Peru, El Salvador, Guatemala and Nicaragua. As a result of the weakened economic environment, we began reallocating resources by cutting plans and projects in order to reinvest in newer, more effective strategies, thereby reducing our costs during the three months ended March 31, 2010.

General and administrative expenses include back office expenses such as executive and support staff costs as well as professional fees for accounting, legal and other services associated with our Latin America operations. The three months ended March 31, 2010 reflect the benefits of our 2009 cost-cutting measures achieved mostly through reductions in salaries, office expenses and office-related expenses, including the closure of four offices in Latin America. We are beginning to benefit from the efficiencies resulting from the optimization of our back-office infrastructure, such as the combination of support functions, and the realization of savings from cost control programs, such as the limitation of travel expenses, implemented over the last several quarters.

During the year ended December 31, 2009, we reviewed the carrying value of our goodwill and intangible assets in our Latin American segment. As a result of the review, we recorded a $15 million impairment charge as of December 31, 2009, thereby reducing the carrying value of our goodwill to $8.0 million and our intangible assets to $0 at December 31, 2009. Since we no longer have amortizable intangible assets, we have not recorded amortization expense for the three months ended March 31, 2010.

Interest expense is the cost associated with our outstanding debt obligations in Latin America including lines of credit, loans from financial institutions and capital leases. Interest expense, net of interest income, decreased for the three months ended March 31, 2010, as compared to 2009, as a result of lower average outstanding debt obligations.

On March 16, 2010, we entered into a Settlement Agreement with Stanford International Holdings (Panama) S.A. (“SIHP”), whereby we agreed to pay SIHP $462,500 in full and final settlement of a $2.5 million outstanding balance under a line of credit with Stanford Bank (Panama) S.A. Accordingly, we recorded a gain on the extinguishment of debt in the amount of $2,037,500 during the three months ended March 31, 2010.

Other income and expense is comprised of non-operating items. The increase in the expense for the three months ended March 31, 2010, as compared with the expense in 2009, is predominantly a result of higher foreign currency exchange losses arising from the translation of our Venezuelan operations at the parallel rate and income attributable to noncontrolling interest for the three months ended March 31, 2010.

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

During the third quarter of 2008, we began restructuring our South Pacific operations by consolidating our presence in American Samoa, Fiji and Papua New Guinea. Further, in April 2009, we sold our operations in Papua New Guinea and, as a result, have classified the results of operations for our Papua New Guinea operations as discontinued operations for all periods presented in our unaudited interim condensed consolidated financial statements. Additionally, in March 2010, we classified the results of operations for our Fiji operations as discontinued operations for all periods presented in our unaudited interim condensed consolidated financial statements. The reorganization of our South Pacific operations is expected to save us approximately $1 million in operating costs on an annual basis.

Comparison of the Three Months Ended March 31, 2010 to the Three Months Ended March 31, 2009

The following table sets forth, for the periods indicated, unaudited interim condensed consolidated statements of operations information for our continuing operations in the South Pacific.

	For the Three Months Ended March 31,
	2010	2009	$ Change	%Change
Revenue
Product Sales	$127,347	$119,014	$8,333	7.0%
Services	3,651,043	2,390,791	1,260,252	52.7%

Total Revenue	3,778,390	2,509,805	1,268,585	50.5%
Cost of Revenue
Product Sales	147,813	124,179	23,634	19.0%
Services	1,196,653	865,430	331,223	38.3%

Total Cost of Revenue	1,344,466	989,609	354,857	35.9%

Gross Profit	2,433,924	1,520,196	913,728	60.1%
	64.4%	60.6%		3.8%
Expenses
Sales, Marketing and Customer Support	268,387	216,595	51,792	23.9%
General and Administrative	806,563	488,669	317,894	65.1%
Depreciation and Amortization	932,691	275,956	656,735	238.0%
Amortization – Intangible Assets	83,956	107,014	(23,058)	(21.5)%

Total Expenses	2,091,597	1,088,234	1,003,363	92.2%

Operating Loss	342,327	431,962	(89,635)	(20.8)%
Interest Expense, Net	(336,393)	(26,845)	(309,548)	1153.1%
Other Income (Expense)	210,629	29,965	180,664	602.9%

Net Loss	$216,563	$435,082	$(218,519)	(50.2)%

Product Sales

Revenues from product sales during the three months ended March 31, 2010 were relatively consistent with the same period in 2009. The cost of revenue from product sales increased at a higher rate than the corresponding revenue due to the write off of obsolete inventory coupled with the increase in the cost of warranty for certain equipment. We continue to expand our supplier base in order to maintain competitive pricing and products within our markets.

Services

Revenue from the provision of professional services for the three months ended March 31, 2010 increased as compared with the same period in 2009 primarily as a result of the provision of communication services through our undersea cable operations, as well as revenues generated from our cable television operations, both of which began generating revenues during the second quarter of 2009. Additionally, during the fourth quarter of 2009, we provided services for many Federal Disaster Recovery agencies in the wake of the September 2009 earthquake and tsunami that struck American Samoa, which have continued throughout the first quarter of 2010.

Our service gross margin increased from 64% for the three months ended March 31, 2009 to 67% for the three months ended March 31, 2010. The increase is primarily attributable to the higher margin sales related to the communication services provided by our undersea cable operations. The increase in our service margin was offset by our cable television service offerings, which carry a lower overall margin than some of our other services.

Expenses

General and administrative expenses were higher for the three months ended March 31, 2010 than for the same period in 2009. The increase is mainly due to back office expenses, such as executive and support staff costs, incurred with our undersea cable operations and cable television operations, both of which did not have substantial operations until the second half of 2009.

Expenses related to the depreciation of property, plant and equipment for the three months ended March 31, 2010 were higher than for the same period in 2009 mainly due to the installation of new network equipment to support the undersea cable operations.

Interest expense, net of interest income, for the three months ended March 31, 2010 increased as compared to the same period in 2009 as a result of the $16.7 million debt associated with the undersea cable operations.

Other income, net was higher for the three months ended March 31, 2010, as compared to the same period in 2009 mainly as a result of higher expense attributable to noncontrolling interest.

Results of Operations – Corporate and Discontinued Operations

Comparison of the Three Months Ended March 31, 2010 to the Three Months Ended March 31, 2009

Our corporate headquarters primarily performs administrative services, and as such, does not generate revenue. The discontinued operations pertain predominantly to our Papua New Guinea and Fiji operations, as discussed below.

The following tables set forth, for the periods indicated, unaudited interim condensed consolidated statements of operations information for our corporate office and our discontinued operations.

	For the Three Months Ended March 31,
	2010	2009	$ Change	%Change
Expenses
General and Administrative	$2,593,261	$4,727,376	$(2,134,115)	(45.1)%
Depreciation and Amortization	32,094	14,194	17,900	126.1%

Total Expenses	2,625,355	4,741,570	(2,116,215)	(44.6)%

Operating Loss	(2,625,355)	(4,741,570)	2,116,215	(44.6)%
Interest Expense, Net	(25,386)	34,732	(60,118)	(173.1)%
Other Income (Expense)	127,686	(70,128)	197,814	(282.1)%
Income (Loss) from Discontinued Operations	466	(11,416,955)	11,417,421	(100.0)%

Net Loss	$(2,522,589)	$(16,193,921)	$13,671,332	(84.4)%

General and administrative expenses are predominantly corporate overhead expenses including executive costs and fees for professional services. The decrease for the three months ended March 31, 2010 as compared to the same period in 2009 was primarily the result of lower legal and other professional fees, as well as lower compensation costs. Legal and professional fees during the three months ended March 31, 2009 include significant costs incurred related to the handling of various SIBL-related matters, including the modification of our Bridge Loan, restricted access to credit facilities with our banks in Latin America, credit holds from vendors and overall perception confusion regarding our relationship with SIBL. In addition, 2009 includes legal and professional fees incurred related to an unsuccessful potential acquisition, and other special non-recurring projects. The decrease in compensation costs for the three months ended March 31, 2010 is primarily attributable to a reduction in corporate headcount and lower salary and salary related expenses. In addition, the three months ended March 31, 2009 includes share-based compensation expense related to the accelerated vesting of restricted stock. Professional fees for the three months ended March 31, 2010 benefited from a reduction in audit and other professional fees at the corporate and local levels.

Other income (expense) is generally comprised of one-time, non-operating income and expense items. The increase for the three months ended March 31, 2010 as compared with the same period in 2009 is predominantly a result of the settlement of previously recorded obligations.

The income (loss) from discontinued operations pertains primarily to our operations in Papua New Guinea, which were sold in April 2009, and our operations in Fiji. In April 2009, we sold our operations in Papua New Guinea and, as a result, have classified the results of operations for our Papua New Guinea operations as discontinued operations for all periods presented in our unaudited interim condensed consolidated financial statements. In December 2009, our Board of Directors approved management’s plan to dispose of our operations in Fiji. We began to actively market and locate a buyer for our operations in Fiji during the quarter ended March 31, 2010. Accordingly, we have classified the results of operations for our Fiji operations as discontinued operations for all periods presented in our unaudited condensed consolidated financial statements.

Liquidity and Capital Resources

Stanford International Bank Ltd.

As a result of the Stanford International Bank Ltd. (“SIBL”) receiverships, and the uncertainty caused by them, we lost access to one of our primary sources of financing which has negatively impacted our ability to obtain additional capital which we may need to fund our expansion plans and service our debt obligations. Also, due to the recent circumstances surrounding SIBL, our previous association with SIBL has become a significant detriment to our operations and prospects. Several banks in Latin America have restricted our access to revolving credit lines or have prevented additional draws on open credit lines requiring us to use cash reserves to remain current with our vendors. Our lines of credit with certain vendors have also been tightened with additional deposit or security requirements being added. The uncertainty caused by the possible impact of our association with SIBL has also inhibited our ability to obtain third party financing and has caused us to expend significant amounts of working capital that were not budgeted or anticipated. However, we do not believe that these factors will have a material adverse effect on our business, financial condition or results of operations.

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

In addition, local credit markets in Latin America have recently tightened and local bank lending policies have become more stringent than in the past. Our Latin American subsidiary, eLandia/Desca Holdings, LLC (“Desca”) has had local lines of credit expire unrenewed as a result and we have had to supply cash to Desca to replace that liquidity.

Overall Cash Inflows and Outflows

We incurred a $3.2 million loss from continuing operations and used $9.6 million of cash in continuing operations for the three months ended March 31, 2010. As of March 31, 2010, we have a $173.8 million accumulated deficit and working capital of $1.6 million.

Operating Activities. We used $9.6 million to fund operations during the three months ended March 31, 2010. For the three months ended March 31, 2010, our loss from continuing operations, net of income tax expense amounted to $3.2 million, which included net non-cash expenses of $2.1 million. Changes in operating assets and liabilities utilized $8.5 million in cash.

Investing Activities. We paid $1.1 million for investments in capital assets during the three months ended March 31, 2010.

Financing Activities. We received $1.7 million in cash from financing activities during the three months ended March 31, 2010. During the three months ended March 31, 2010, we received $2.2 million in net proceeds from lines of credit, notes payable and long-term debt. We paid an aggregate of $0.5 million in cash for our capital leases during the three months ended March 31, 2010.

On June 8, 2009, we entered into a Term Loan Agreement in the amount of $16,672,000 with ANZ, whereby the proceeds of the term loan were used to fund the construction, installation and delivery to customers of a fully operational underwater fiber optic cable linking America Samoa and Samoa to Hawaii and providing improved long distance telecommunication and data services.

The successful management of our working capital needs is a key driver of our growth and cash flow generation of our operations in Latin America. One measurement we use to monitor working capital is days sales outstanding (“DSO”), which measures the number of days we take to collect revenue after a sale is made. Our March 31, 2010 consolidated annualized DSO was 107 days, compared with 128 days at December 31, 2009. Our DSO as of December 31, 2009 is on a pro forma basis to give effect to the classification of Datec PNG and Fiji as discontinued operations. The fluctuation in our DSO is mainly the result of higher annualized sales and lower average accounts receivable.

Since 2003, Venezuela has imposed currency controls and created the CADIVI process with the task of establishing detailed rules and regulations and generally administering the exchange control regime. These controls fix the exchange rate between the Bolivar and the U.S. Dollar, and have had the effect of restricting the ability to exchange Bolivars for Dollars and vice versa. The near-term effect has been to restrict our ability to repatriate funds from Venezuela in order to meet our cash requirements. To the extent that we moved money in or out of Venezuela, either for cash flow purposes or working capital needs, we were subject to exchange gains or losses because Venezuela is operating on a fixed exchange rate, whereas the actual market is operating on a variable exchange rate.

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

We continue to make appropriate applications through the Venezuelan government and CADIVI for approval to obtain U.S. Dollars at the official exchange rate. However, in recent periods, we have experienced difficulties in obtaining such approvals on a timely basis and we have not been given any assurances as to when the approval process would be completed. Due to these delays, we have used available local currency paid by customers to reduce our debt obligations denominated in that local currency. As a result, when approvals from CADIVI have been obtained we have had to promptly acquire Bolivars using a legal parallel exchange process in order to obtain U.S. Dollars at the official exchange rate which can then be repatriated and used to meet our working capital needs. If previously obtained approvals do not ultimately result in currency conversions at the official exchange rate or if there is a delay in approvals being honored by CADIVI, we would be required to obtain U.S. Dollars at a substantially less favorable exchange rate which would negatively impact our financial results and financial position. From time to time, we may have had to recognize charges to operating income in connection with the exchange of Bolivars to U.S. Dollars at rates which were unfavorable to the official exchange rate. During the fourth quarter of 2009 and the first quarter of 2010, we received a large amount of approvals from CADIVI which we expect to substantially reduce the risk on our payables and debt obligations.

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

Our anticipated growth and expansion in Latin America has required significant use of our working capital, as well as the use of vendor financings and other forms of borrowings. Along with these investments, we have incurred significant expenses to fund our anticipated growth. Our customer activity is influenced by seasonal effects related to budget cycles and other factors specific to our target customer base. As such, revenues are generally higher in the fourth quarter. In addition, as our customers continue to show signs of economic recovery, we believe we will experience revenue growth or expansion during the second half of 2010. As a result of the anticipated growth, we will need access and availability to our existing vendor financings and credit facilities and/or will need to obtain additional financing and capital resources. We have also begun utilizing our cash resources to reduce our short-term debt and purchase additional inventory.

Our capital expenditures, together with ongoing operating expenses and obligations to service our debts, will likely decrease our available cash balances during the next fiscal year. We believe that our current level of working capital will be sufficient to sustain our current operations and service our debt obligations through at least April 1, 2011. However, there can be no assurance that the plans and actions proposed by management will be successful or that unforeseen circumstances will not require us to seek additional funding sources in the future or effectuate plans to conserve liquidity in the event additional sources of funds are needed or may not be available on acceptable terms, if at all. Although the overall economy is showing signs of recovery, in particular in the markets we serve, the current macro-economic conditions create risk and our ability to measure and react to these issues, as well as any issues that may arise as a result of the SIBL matter, will ultimately factor into our future success and ability to meet our business objectives and fulfill our business plan. In addition, if we are not able to sell our assets or our sources of revenue do not generate sufficient capital to fund operations, we will need to identify other sources of capital and/or we may be required to modify our business plan. Our inability to obtain needed debt and/or equity financing when needed or to generate sufficient cash from operations may require us to scale back our business plan and limit our planned growth and expansion activities, abandon projects and/or curtail capital expenditures. Our past association with SIBL, the current challenging economic conditions and the unusual events that have affected global financial markets have impaired our ability to identify and secure other sources of capital. At this time, we cannot provide any assurance that other sources of capital will be available.

Our cash position has been declining since January 1, 2009. In order to reverse this trend, we are enforcing our collection terms more stringently than in the past and are also requiring customer advances and/or earlier payment terms for certain customers in certain markets. Additionally, in Venezuela, due to the economic challenges that exist in that marketplace, we have not had the liquidity and/or ability to pay down our payables on a timelier basis. As a result, we have been experiencing credit holds from our principal vendor in Venezuela, which has limited our ability to expand and/or operate our business. We are actively seeking additional working capital that will allow us to book sales irrespective of credit limitations that may be imposed by our vendors. If we cannot continue to strengthen our overall financial position, we may experience additional restrictions on our vendor credit. Such events could have a material adverse impact on our results of operations and financial condition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4T.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation we have concluded that our disclosure controls and procedures are not effective in ensuring that all material information required to be filed with the SEC is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC because of material weaknesses in our internal control over financial reporting as discussed below and in our Annual Report on Form 10-K for the year ended December 31, 2009.

In light of the material weaknesses described in our Annual Report on Form 10-K for the year ended December 31, 2009, our management continues to perform additional analyses and other post-closing procedures to ensure that our unaudited interim condensed consolidated financial statements are prepared in accordance with GAAP. Accordingly, our management believes that the unaudited interim condensed consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2009, we are implementing enhancements and changes to our internal control over financial reporting to provide reasonable assurance that errors and control deficiencies will not occur. We recognize the importance of having staff with competencies required for the accurate interpretation of GAAP; for having effective internal controls over financial reporting; and for establishing the appropriate policies and procedures to assure timely, accurate, and reliable information. Consequently, to eliminate material weaknesses identified with respect to staffing and training, our management has continued efforts to increase the depth and upgrade the skill sets of our accounting group through continuing education and ongoing training while maintaining staffing with appropriate skills and experience in the application of GAAP commensurate with our financial reporting requirements. Chief among these efforts is the development of a Controllership Guide and coordinated on-line education program.

We recognize the need for establishing entity level controls as defined by the COSO framework. We recognize the importance of having a Code of Business Conduct and FCPA training program; consistent finance and accounting policies and procedures; account reconciliation guidelines; whistle blower reporting mechanism; fraud risk assessment process; and delegation of authority document. To this end, we are requiring 100% compliance by each of our operations around the world with respect to the Code of Business Conduct, FCPA training and other corporate governance policies; development and circulation of an accounting and finance policies and procedures guide; development and compliance of an account reconciliation policy; establishment of a whistle blower mechanism; development of a fraud risk assessment process and anti fraud program; development and communication of the delegation of authority document and other process enhancements.

Additionally, we are enforcing spreadsheet control policies, especially those affecting spreadsheets that are critical to the preparation of financial statements and related disclosures in accordance with GAAP and SEC regulations.

No other changes to internal controls over financial reporting have come to management’s attention during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On June 12, 2008, Latin Node filed for an assignment for benefit of creditors in the 11th Judicial Circuit in and for Miami-Dade County, Florida. As part of this proceeding, all of the assets of Latin Node were transferred to Michael Phelan, Esq., assignee. On July 17, 2008, most of these assets were sold to the highest bidder, Business Telecommunications Services, Inc. (“BTS”). The immediate proceeds from the sale of these assets were used to pay administrative costs. A final court order approving the disposition of the proceeds from the sale of all other assets was scheduled for May 21, 2009. However, on May 20, 2009, Empresa Hondureña de Telecomunicaciones filed a Motion for Continuance or in the alternative, a Motion to stay the hearing. At a hearing held on September 17, 2009, the court appointed a Special Examiner to conduct an examination and determine whether the claims made by Hondutel were well-taken. The Special Examiner’s report was issued on February 16, 2010. The Special Examiner determined that Latin Node and/or eLandia did not act improperly in this matter. On April 27, 2010 the court granted the Order Approving Assignee’s Final Report, Fixing Fees, Discharging Assignee and Closing Case on this matter. As a result of the court order, the assignment for the benefit of creditors proceeding was concluded subject to Hondutel’s right to appeal thirty days from the date of the court date.

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

ITEM 1A.	RISK FACTORS

Not required for smaller reporting companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Document	Method of Filing

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELANDIA INTERNATIONAL INC.

Date: May 19, 2010	By:	/s/ Pete R. Pizarro
Pete R. Pizarro
Chief Executive Officer

Date: May 19, 2010	By:	/s/ Harley L. Rollins, III
Harley L. Rollins, III
Chief Financial Officer

Exhibit Index

Exhibit No.	Description of Document	Method of Filing

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.