Form 10-K/A
period 2009-12-31
ELANDIA INTERNATIONAL INC.
filed 2010-06-01
CIK 1352819

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

As of June 1, 2010, the number of outstanding shares of common stock, $0.00001 par value per share, of the registrant was 27,730,220.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

eLandia International Inc. (“we,” “us,” “our” or the “Company”) is hereby amending its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “Report”), to include the information required by Part III Items 10, 11, 12, 13 and 14. Except for Items 10, 11, 12, 13 and 14 of Part III and Item 15 of Part IV, no other information included in the Report is changed by this Amendment No. 1.

This Amendment No. 1 to the Report continues to speak as of the date of the Report, and except as expressly set forth herein we have not updated the disclosures contained in this Amendment No. 1 to the Report to reflect any events that occurred at a date subsequent to the filing of the Report. The filing of this Amendment No. 1 to the Report is not a representation that any statements contained in items of the Report other than that information being amended are true or complete as of any date subsequent to the date of the Report.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table shows the name, age and position as of June 1, 2010 of each of our directors and executive officers:

Name	Age	Position
Pete Pizarro	48	Chairman and Chief Executive Officer

Harley L. Rollins, III	38	Chief Financial Officer, Secretary and Treasurer

Javier Rodriguez	49	Vice President of Marketing

Charles “Carlos” J. Fernandez	72	Director

Dr. M. Lewis Temares	69	Director

Angel Medina	52	Director

All of our directors hold office until the earlier of the next annual meeting of the stockholders and until their successors have been duly elected and qualified, or their death, resignation, or removal. Officers are elected annually by our Board of Directors to hold office until the earlier of their death, resignation, or removal.

DIRECTORS

Pete Pizarro became our President on March 10, 2008 and in May 2008, was promoted to Chairman and Chief Executive Officer. Mr. Pizarro most recently served as the president and chief executive officer of Telefónica USA where he was responsible for designing and executing Telefónica’s strategy and managed its three U.S.-based strategic business segments which included the management of the telecommunication and IT Services needs of U.S. multinational corporations throughout the U.S., Latin America, Central America and Caribbean regions as well as Telefónica’s residential and large enterprise business segments in the U.S. and Puerto Rico. Prior to joining Telefónica in 2002, he served as the president and Chief Executive Officer of Esavio Services Corporation, a network integration and managed services consulting company based in Philadelphia. In addition, Mr. Pizarro has served in the role of Chief Financial Officer and other executive positions at various international firms including Nobart Inc., The Siman Group and KPMG. Mr. Pizarro has held key community leadership roles including the Chair of The Beacon Council, Miami-Dade County’s official economic development organization. Further, Mr. Pizarro is the Chair of the State of Florida Venture Opportunity Fund, and he actively participates on Northwestern University’s Kellogg Alumni Advisory Board. Mr. Pizarro holds a Bachelor of Science degree in accounting from the University of Miami and an MBA from the Kellogg School of Management at Northwestern University.

Key Attributes, Experience and Skills

Mr. Pizarro’s service as CEO and Chairman of the Board creates a critical link between management and the Board, enabling the Board to perform its oversight function with the benefit of management’s perspectives on the business. In addition, having the CEO on our Board provides our Company with decisive and effective leadership. As a result of Mr. Pizarro’s long tenure in the international telecommunications industry, Mr. Pizarro brings leadership and extensive business, operating, and management experience, and knowledge of our Company and the telecommunications industry, to the Board. In addition, Mr. Pizarro brings his strategic vision for our Company to the Board.

Charles “Carlos” J. Fernandez became a Director, Chair of our Audit Committee and member of our Nominating and Corporate Governance Committee and Compensation Committee on January 23, 2007. Since June 2004, Mr. Fernandez has been an independent financial consultant on financial, operational and administrative matters, including mergers and acquisitions, strategic planning, governance, compensation programs, and general financial matters. Mr. Fernandez is also currently a member of the Board of Directors and Chairman of the Audit Committee of The Bank of Miami, N.A., a domestic commercial bank. From 1971 through 1991, Mr. Fernandez was an audit partner with KPMG, an international accounting firm. Mr. Fernandez elected early retirement in 1991 but returned to the firm in May 1994 until his retirement in June 2004. During this period, Mr. Fernandez was a Managing Director involved in mergers and acquisitions, forensic accounting, litigation support and other advisory services. Mr. Fernandez has significant experience with trans-border transactions and in a broad spectrum of industries, including telecommunications and technology consulting services. Mr. Fernandez received a Bachelor of Science in Business Administration from the University of Florida in 1963 and became a Certified Public Accountant in 1965. Mr. Fernandez is currently a member of the Florida and American Institute of CPAs, a former Board member of the Florida International Bankers Association and a former member of the Board of Trustees and the Executive Committee of Florida International University. He is a founding member and former Treasurer and Executive Committee member of the Spain/U.S. Chamber of Commerce.

Key Attributes, Experience and Skills

Through his experience as an independent financial consultant and audit partner with KPMG, as well as his experience as a board member at another company, Mr. Fernandez brings extensive leadership and business experience to the Board. That experience, along with his training and background as a certified public accountant, his experience as a financial consultant and his services as chairman of our Audit Committee, provides financial perspectives on our Company as well as financial expertise to the Board.

Dr. M. Lewis Temares became a Director and Chair of our Compensation Committee on May 28, 2008 and serves as a member of our Audit Committee and Nominating and Corporate Governance Committee. Dr. Temares has served as Chief Information Officer and Vice President for Information Technology at the University of Miami since 1980. Also, from 1994 to 2007, he served as Dean of the College of Engineering at the University of Miami. Dr. Temares received his bachelor’s of science degree in Statistics from City College of New York in 1962; he received his Masters of Business Administration from Bernard A. Baruch College in 1964; and he received a doctorate in business administration from City College of New York in 1980. Since 2004, he has served as a member of the Board of Directors of The Main Street America Group, NGM Insurance Company, Old Dominion Insurance Company, Main Street American Assurance Company, MSA Insurance Company and Information Systems and Services Corporation.

Key Attributes, Experience and Skills

Dr. Temares brings strong leadership to the Board. His broad experience with the University of Miami as CIO and Vice President for Information Technology, and as Dean of the College of Engineering, as well as his experience serving on other boards, provides additional perspective on our business.

Angel Medina became a Director and Chair of our Nominating and Corporate Governance Committee on February 5, 2010 and serves as a member of our Audit Committee and Compensation Committee. From 2000 until recently, Mr. Medina served as Area President for Regions Bank in South Florida, with responsibility for all lines of business. Mr. Medina is also on the executive committee of Latin Builders Association, serves on the board of trustees of Public Health Trust – Jackson Health Systems and the board of directors of the Beacon Council, Florida International University, and the United Way of Miami Dade.

Key Attributes, Experience and Skills

Through his experience in the financial sector, along with his experience as a board member of other companies, Mr. Medina brings extensive financial expertise and perspectives to the Board and the issues facing our Company.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

Harley L. Rollins, III has served as our Chief Financial Officer, Secretary and Treasurer since September 2004. From January 2002 until September 2004, Mr. Rollins was President, Chief Executive Officer and Chairman of the Board of Directors of TVC Telecom, Inc., an international long distance carrier serving primarily the Caribbean and Latin America. From May 1997 to March 2001, Mr. Rollins served as Chief Financial Officer of Technology Control Services, Inc. (“TCS”), a telecommunications software provider. During his tenure at TCS, Mr. Rollins also served as Managing Director of Interglobe Telecommunications, Ltd., a London-based telecommunications provider. Mr. Rollins has also served as the Director of Finance, Treasury and External Reporting for US One Communications Corporation, a competitive local exchange carrier, Director of Finance and SEC Reporting at TresCom International, Inc., a publicly-traded international telecommunications company, and auditor and tax associate for Deloitte and Touche LLP. Mr. Rollins holds a Bachelor of Arts in Business Administration and a Masters in Accountancy from the University of Georgia.

Javier Rodriguez has served as our Vice President of Marketing since March 2008. With more than 20 years’ experience in the technology industry, Mr. Rodriguez has helped develop, deploy and market solutions for IT services and communications industry, including network service providers, enterprise customers and facility-based services companies. From February 2003 to July 2007, he served in several senior positions including chief marketing officer of Terremark Worldwide, Inc., a provider of data center services, where he was responsible for corporate and product marketing, brand management, development of the company’s channel strategy, vendor and partner relationships and general corporate communications. From 2001 through January 2002 he served as director of technology for Telefónica Data USA, a subsidiary of Telefónica de España, a global telecommunications provider. At Telefónica, he was responsible for identifying new technology products and services for the U.S. commercial market and was involved in the development of the company’s managed services strategy. In addition, previous roles included vice president of managed services for Esavio Corporation, a provider of managed technology solutions to enterprise customers, where he participated in the development and marketing of innovative solutions to the marketplace. Mr. Rodriguez holds a Bachelor’s degree in management information systems from Florida International University, Miami, FL.

There is no family relationship between any of our directors or executive officers. There are no arrangements between any of our directors and any other person pursuant to which he/she was, or will be, selected as a director.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires all of our directors and executive officers, and persons who are the beneficial owner of more than 10% of our common stock to file, with the SEC, reports of ownership indicating their ownership of our equity securities and to report any changes in that ownership. Specific due dates for these reports have been established, and we are required to report any failure to comply therewith during the fiscal year ended December 31, 2009. Based on our records and other information, we believe that all of these filing requirements were satisfied by our directors, executive officers and beneficial owners of more than 10% of our common stock, except that:

•	Pete R. Pizarro inadvertently failed to timely file his Form 4 upon receiving options to purchase shares of our common stock in June 2009.

•	Harley L. Rollins, III inadvertently failed to timely file his Form 4 upon receiving options to purchase shares of our common stock in June 2009.

•	Charles J. Fernandez inadvertently failed to timely file his Form 4 upon receiving options to purchase shares of our common stock in June 2009.

•	M. Lewis Temares inadvertently failed to timely file his Form 4 upon receiving options to purchase shares of our common stock in June 2009.

In making the above statements, we have relied on copies of the reporting forms received by us or on the written representations from certain reporting persons that no Forms 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the SEC.

Code of Ethics

We have a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer and principal accounting officer. We are committed to the highest standards of ethical and professional conduct, and the code provides guidance in how to uphold these standards. The code consists of basic standards of business practice as well as professional and personal conduct. The code is filed as Exhibit 14.1 to our Annual Report for the year ended December 31, 2006 and is publicly available on our website at www.elandiagroup.com. We will provide any person, without charge, upon request, a copy of the code. Please address such requests to us, in writing. Any substantive amendments to the code and any grant of waiver from a provision of the code (to the extent applicable to the principal executive officer, principal financial officer or principal accounting officer) will be promptly disclosed by us in a Current Report on Form 8-K. Our Nominating and Corporate Governance Committee has been charged with monitoring, overseeing, and reviewing compliance with the code.

Certain Corporate Governance Matters

Board’s Role in Risk Oversight

One of the many duties of the Board is to provide oversight of our risk management policies and practices to ensure that the appropriate risk management systems are employed throughout the Company. We face a broad array of risks, including market, operational, strategic, legal, political and financial risks. The Board exercises its role of risk oversight in a variety of ways, including the following:

•

In the context of the Board’s annual business plan and capital budget review, it reviews portfolio, capital allocation and geographical risks. Our management team routinely reports to the Board on risk matters in the context of our strategic, business and operational planning and decision making. Management manages and monitors risks at all levels of the company, including operating companies and business units, and regularly reports to the Board through presentations from various centers of management level risk expertise, strategic planning, legal, compliance, and finance.

•

The Audit Committee discusses with management our major financial risk exposures and our risk assessment and risk management policies. Management and the independent registered public accounting firm provide to the Audit Committee periodic assessments of the Company’s risk management processes and system of internal control. The Committee also regularly discusses risk management in the context of compliance and internal controls.

•

The Nominating and Corporate Governance Committee assists the Board in monitoring our risks incident to our governance structures and processes and conducts an evaluation of our governance practices. In connection with this review, the Committee discusses risk management in the context of general governance matters, including among other topics, Board and management succession planning, delegations of authority and internal approval processes, and stockholder proposals

•

The Compensation Committee assists the Board in monitoring the risks associated with our compensation programs and practices. The Committee may be assisted in its work by its own independent compensation consultant. The Committee reviews the design and goals of our compensation programs and practices in the context of possible risks to our financial and reputational well-being.

Stockholder Director Nomination Process

The policy of our Nominating and Corporate Governance Committee is to consider properly submitted recommendations for candidates to the Board of Directors from stockholders. In evaluating such recommendations, the Nominating and Corporate Governance Committee seeks to achieve a balance of experience, knowledge, integrity and capability on the Board of Directors. We seek candidates of diverse background, education, skills, age and expertise with a proven record of accomplishment and the ability to work well with others. In addition, each director must be able to direct the Company in the best interests of the stockholders. Any stockholder recommendations for consideration by the Nominating and Corporate Governance should include the candidate’s name, biographical information, information regarding any relationships between the candidate and eLandia within the last three years, at least three personal references, a statement of recommendation of the candidate from the stockholder, a description of the shares of eLandia beneficially owned by the stockholder, a description of all arrangements between the candidate and the recommending stockholder and any other person pursuant to which the candidate is being recommended, a written indication of the candidate’s willingness to serve on the board and a written indication to provide such other information as the Nominating and Corporate Governance Committee may reasonably request. There are no differences in the manner in which the Nominating and Corporate Governance Committee evaluates nominees for director based on whether the nominee is recommended by a stockholder or otherwise. Stockholder recommendations to the Board of Directors should be sent to:

eLandia International Inc.

Attn: Corporate Secretary

8200 NW 52nd Terrace, Suite 102

Doral, FL 33166

Audit Committee Information

The members of our Audit Committee currently are Messrs. Fernandez, Temares and Medina, each of whom are independent directors as defined under Nasdaq Stock Market rules and the standards established under the Exchange Act and the rules and regulations promulgated thereunder applicable to audit committees. Mr. Fernandez serves as the Chairperson of the Committee and our Board of Directors has determined that he qualifies as an “audit committee financial expert”, as that term is defined by applicable SEC regulations.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table summarizes compensation awarded to, earned by, or paid by the Company to its named executive officers for each of the last two completed fiscal years whose total compensation exceeded $100,000 for the fiscal year ended December 31, 2009 (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)		Option Awards ($) (1)	All Other Compensation ($) (2)		Total ($)
Pete Pizarro Chief Executive Officer	2009	$375,000	$375,000	$—		$190,000	$37,485	(4)	$977,485
	2008	$294,687	$825,000	$562,500	(3)	$1,281,480	$20,000	(4)	$2,983,667

Harley L. Rollins, III Chief Financial Officer	2009	$250,000	$—	$—		$78,850			$328,850
	2008	$184,574	$125,000	$—		$688,900			$998,474

Javier Rodriguez Vice President of Marketing	2009	$200,000	$40,000	$—		$—			$240,000
	2008	$150,000	$—	$—		$180,000			$330,000

(1)	The amount in this column represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for restricted stock and option awards granted during the fiscal year. The fair value of these awards has been determined on the assumptions set forth in our Note on “Share Based Payments” included in our Consolidated Financial Statements as reported on Form 10-K. Additional information regarding the size of the awards is set forth in the notes to the “Outstanding Equity Awards” table.
(2)	SEC Rules require disclosure of the perquisites and other personal bnefits, unless the amount of that type of compensation is less than $10,000 in the aggregate. Except as specifically noted, none of our Named Executive Officers received perquisites or personal benefits of $10,000 or more in any given year.
(3)	On March 10, 2008, we granted Mr. Pizarro 750,000 restricted shares of common stock, vesting monthly over a three year period. In connection with the February 6, 2009 amendment to Mr. Pizarro’s Executive Employment Agreement, all unvested shares of common stock granted to Mr. Pizarro immediately vested, and all contractual restrictions with respect to such shares were terminated.
(4)	Mr. Pizarro received a car allowance of $24,000 and $10,000 and insurance benefits of $13,485 and $10,000 during 2009 and 2008, respectively.

As of December 31, 2009, we did not have any long-term incentive plans. The following table sets forth information concerning each outstanding equity award held by each of our Named Executive Officers at December 31, 2009. No options were exercised during the fiscal year ended December 31, 2009.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2009

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercisesd options (#) unexercisable	Option exercise price ($)	Option exipiration date

Pete Pizarro	166,667	(1)	833,333	$0.45	6/4/2019
	27,625	(2)	50,375	$0.45	7/21/2018
	1,365,875	(3)	1,756,125	$0.45	3/10/2018

Harley L. Rollins, III	—	(4)	415,000	$0.45	6/4/2019
	129,688	(5)	285,312	$0.45	9/2/2018

Javier Rodriguez	218,750	(6)	281,250	$0.45	3/15/2018

(1)	The 1,000,000 options granted to Mr. Pizarro on June 4, 2009 vest monthly over a period of 3 years beginning February 6, 2009.
(2)	The 78,000 options granted to Mr. Pizarro on July 21, 2008 vest monthly over a period of 4 years from the date of grant.
(3)	The 3,122,000 options granted to Mr. Pizarro on March 10, 2008 vest monthly over a period of 4 years from the date of grant.
(4)	The 415,000 options granted to Mr. Rollins on June 4, 2009 vest over a period of 4 years from the date of grant, 25% on June 4, 2010, and then 1/36th of the remaining grant on the first day of each month thereafter.
(5)	The 415,000 options granted to Mr. Rollins on September 2, 2008 vest over a period of 4 years from the date of grant, 25% on September 2, 2009, and then 1/36th of the remaining grant on the first day of each month thereafter.
(6)	The 500,000 options granted to Mr. Rodriguez on March 15, 2008 vest over a period of 4 years from the date of grant, 25% on March 15, 2009, and then 1/36th of the remaining grant on the first day of each month thereafter.

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

Employment Agreements and Payments Upon Termination or Change of Control

A summary of our employment agreements with named executive officers is set forth below. The employment agreements with our Named Executive Officers provide for payments and benefits to the executive officer upon termination of employment by us without “Cause” (as defined in their individual employment agreements) following a “change of control” (also as defined in their individual employment agreements).

Pete Pizarro Employment Agreement

On February 15, 2008, we entered into an Executive Employment Agreement with Pete Pizarro as President, effective March 10, 2008. Additionally, Mr. Pizarro began serving as our Chief Executive Officer and principal executive officer on May 20, 2008. The employment agreement has an initial term that expires four years from the effective date but will automatically be extended for successive one-year terms unless either party gives written notice no less than 30 days prior to the end of the term to the other party of the desire not to renew the Employment Agreement. Mr. Pizarro receives a base salary of $375,000 and may also receive an annual performance bonus of up to 100% of his base salary in accordance with criteria to be set by our Board of Directors. Mr. Pizarro also received a signing bonus in the amount of $450,000.

During the period of employment, Mr. Pizarro is also entitled to additional benefits, including reimbursement of business expenses, paid vacation, an automobile and country club allowance equal to $2,000 per month, reimbursement of up to $10,000 per year to fund a personal life insurance and disability policy, a telephone allowance and participation in other company benefit plans or programs that may be available to other executives or employees of our company. Mr. Pizarro also received options to purchase up to 3,122,000 shares of our common stock, at an exercise price of $3.07 per share, and 750,000 shares of restricted stock. The options vest monthly over a period of four years. The restricted stock award initially vested monthly over a period of three years.

On February 6, 2009, we amended Mr. Pizarro’s employment agreement pursuant to which we agreed: (i) that the exercise price with respect to options to purchase 3,122,000 shares of our common stock previously granted pursuant to his employment agreement would be reduced from $3.07 to $0.45 per share; (ii) to grant Mr. Pizarro additional options to purchase 1,000,000 shares of our common stock at $0.45 per share, which options would vest equally on a monthly basis over a three-year period beginning February 6, 2009, if Mr. Pizarro remains continuously employed by us until each vesting date, subject to other terms and conditions; (iii) that all “unvested” shares of our common stock granted as part of a 750,000 share restricted stock award pursuant to his employment agreement would immediately vest, and all contractual restrictions with respect to such shares would be terminated; and (iv) that Mr. Pizarro’s full bonus for 2008 in the amount of $375,000 would be paid promptly following the execution of the amendment. In addition, the employment agreement was further amended to provide that during 2009, Mr. Pizarro will be paid a guaranteed bonus of $375,000, payable in equal bi-monthly installments commencing the first payroll date of February 2009.

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

•

the date that any person or entity, entities or group of persons (other than Stanford International Bank Ltd. (“SIBL”), its affiliates or Mr. Pizarro is or becomes the beneficial owner, directly or indirectly, of our securities representing more than thirty percent (30%) or more of the combined voting power of our then outstanding securities, and has voting control;

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

Harley L. Rollins, III

On November 10, 2008, effective September 1, 2008, we entered into an Executive Employment Agreement with Harley L. Rollins, III, our CFO, which superseded and replaced all previous employment agreements and amendments. The employment agreement is for a three-year term, unless terminated sooner; thereafter, the employment agreement shall automatically renew for successive one-year terms. Under the terms of the employment agreement, Mr. Rollins receives an annual base salary of $250,000 and he may also receive an annual performance bonus of up to 50% of his base salary, based upon a written bonus plan to be approved by our Board of Directors. The 2008 bonus, in the amount of $125,000, was paid in September 2008. Mr. Rollins was also granted an option to purchase 415,000 shares of our common stock. The option has a four-year term and an exercise price equal to $3.08 per share. In the event of a termination of the employment agreement, by us for any reason other than “cause” (as defined below) by Mr. Rollins for “good reason” (as defined below), Mr. Rollins is entitled to payment in installments equal to one year of severance pay. Severance pay includes the base salary and fringe benefit compensation, and automobile allowance.

In the event of a termination by us without “cause,” Mr. Rollins shall be entitled to severance in an amount equal to his annual base salary for 12 months and a waiver of any lapse provisions of stock options or restricted stock grants, made by us, that have vested. For purposes of Mr. Rollins’ employment agreement, “cause” means a determination in good faith by our Board of Directors that he has:

•	commission or participation by him in an injurious act of personal dishonesty, fraud, gross neglect, intentional misrepresentation or embezzlement against us or any affiliates;

•	commission of a felony or a misdemeanor involving moral turpitude; or

•	the commission or participation by him in any other injurious act or omission against us in a wanton, reckless or grossly negligent manner; or

•	continued violations of his obligations to us

In the event of a change in control, Mr. Rollins shall have the right to terminate his employment under the employment agreement within one year of a “change in control” which, for purposes of Mr. Rollins’ employment agreement, means:

•	a sale of all or substantially all of our assets;

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

•	the Board (or the stockholders if stockholder approval is required by applicable law or under the terms of any relevant agreement) shall approve a plan of complete liquidation.

For purposes of Mr. Rollins’ agreement, “good reason,” shall mean, among other things,

•	assignment of duties that are materially inappropriate for a CFO

•	demotion to a position duties and responsibilities,

•	any reduction in his base salary or any material reduction in the total value of his fringe benefit compensation

Javier Rodriguez

On March 26, 2008, we entered into an Executive Employment Agreement with Javier Rodriguez, our Vice President of Marketing. The employment agreement is for a three-year term, unless terminated sooner; thereafter, the employment agreement shall automatically renew for successive one-year terms. Under the terms of the employment agreement, Mr. Rodriguez receives an annual base salary of $200,000 and he may also receive an annual performance bonus of up to 50% of his base salary, based upon a written bonus plan to be approved by our Board of Directors. Mr. Rodriguez was also granted options to purchase 500,000 shares of our common stock. The option has a four-year term and an exercise price equal to $3.07 per share. In the event of a termination of the employment agreement, by us for any reason other than “cause” (as defined below) by Mr. Rodriguez for “good reason” (as defined below), Mr. Rodriguez is entitled to payment in installments equal to one year of severance pay. Severance pay includes base salary, fringe benefit compensation, and an automobile allowance.

In the event of a termination by us without “cause,” Mr. Rodriguez is entitled to severance in an amount equal to his annual base salary for 12 months and a waiver of any lapse provisions of stock options or restricted stock grants, made by us, that have vested. For purposes of Mr. Rodriguez’ employment agreement, “cause” means a determination in good faith by our Board of Directors that he has:

•	commission or participation by him in an injurious act of personal dishonesty, fraud, gross neglect, intentional misrepresentation or embezzlement against us or any affiliates;

•	commission of a felony or a misdemeanor involving moral turpitude; or

•	the commission or participation by him in any other injurious act or omission against us in a wanton, reckless or grossly negligent manner; or

•	continued violations of his obligations to us

In the event of a change in control, Mr. Rodriguez shall have the right to terminate his employment under the employment agreement within one year of a “change in control” which, for purposes of Mr. Rodriguez’ employment agreement, means:

•	a sale of all or substantially all of our assets;

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

•	the Board (or the stockholders if stockholder approval is required by applicable law or under the terms of any relevant agreement) shall approve a plan of complete liquidation.

For purposes of Mr. Rodriguez’ agreement, “good reason,” shall mean, among other things,

•	assignment of duties that are materially inappropriate for his position

•	demotion to a position duties and responsibilities,

•	any reduction in his base salary or any material reduction in the total value of his fringe benefit compensation.

Director Compensation

On May 28, 2008, our Board of Directors, based on a recommendation of our Compensation Committee, adopted our director compensation policy. In accordance with that policy, our non-employee directors each earn cash compensation of $32,000 per year for services rendered in their capacity as directors and the lead director earns cash compensation of $50,000 per annum. In addition, the chairperson of the Audit Committee receives an additional $16,000 per year and the chairperson of each of the other committees receives an additional $11,000 per year. Finally, each non-employee director receives $30,000 in stock options of our common stock in their initial year of Board service and is entitled to receive an additional $15,000 in stock options of our common stock each year thereafter. In addition, all directors receive reimbursement of travel expenses incurred in connection with board and committee meeting attendance. Attendance fees are paid to the directors ($2,000 for each regular Board of Directors meeting and $1,000 for each regularly scheduled committee meeting), for a maximum of six Board of Directors meetings and six committee meetings. Director fees are paid on a quarterly basis and, at our discretion.

The following table sets forth information for the fiscal year ended December 31, 2009 regarding compensation of our Directors who are not also Named Executive Officers:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	All Other Compensation ($) (2)	Total

Charles J. Fernandez	$88,000	$2,850	$—	$90,850

M. Lewis Temares	$79,400	$3,800	$—	$83,200

(1)

The value of the option awards includes the aggregate grant date fair value computed in accordance with FASB Topic 718. The Company’s accounting treatment for option awards is set forth in the Company’s 2009 Consolidated Financial Statements as reported on Form 10-K.

(2)

SEC rules require disclosure of perquisites and other personal benefits for Directors unless the amount of that type of compensation is less than $10,000 in the aggregate. None of our directors received perquisites of $10,000 or more in any given year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock by (i) each of our directors, (ii) each of our named executive officers (as defined by Item 402(a)(3) of the Regulation S-K promulgated under the Securities Exchange Act of 1934), (iii) all of our directors and executive officers as a group, and (iv) each person known to us to beneficially own more than 5% of our outstanding common stock. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all of our common stock owned by them.

Common Stock

	Beneficial Ownership
Name and Address	Number of Shares (1)	Percent of Total (2)

Directors and Named Executive Officers
Pete Pizarro(3)	15,175,119	51.0%
Harley L. Rollins, III(4)	412,186	1.5%
Javier Rodriguez(5)	260,471	*
Charles “Carlos” J. Fernandez(6)	76,882	*
M. Lewis Temares(7)	48,134	*
All current executive officers and directors as a group (4 persons)	15,972,738	57.6%

Beneficial Owners of More Than 5% Stock

Jorge Alvarado Amado(8)	2,632,161	9.4%

*	Indicates beneficial ownership of less than one percent of our total outstanding Common Stock.
(1)	In accordance with Rule 13d-3 promulgated pursuant to the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner of a security if he or she (a) has or shares voting power or dispositive power with respect to such security, or (b) has the right to acquire such ownership within sixty days. As used herein, “voting power” is the power to vote or direct the voting of shares, and “dispositive power” is the power to dispose or direct the disposition of shares, irrespective of any economic interest in such shares.
(2)	In calculating the percentage ownership or percent of equity vote for a given individual or group, the number of shares of common stock outstanding includes unissued shares subject to options, warrants, rights or conversion privileges exercisable within sixty days held by such individual or group, but are not deemed outstanding by any other person or group.
(3)	Includes 2,032,389 shares of common stock underlying stock option grants which are currently exercisable or which will vest and become exercisable within the next 60 days. In addition, of this amount, 12,364,377 shares of common stock represents shares of our capital stock which Mr. Pizarro holds in his capacity as trustee under that certain Voting Trust Agreement, dated February 6, 2009, by and among Mr. Pizarro, the Company and SIBL. Mr. Pizarro, as trustee, has the full power and authority to vote the deposited shares in his judgment as may be in the best interest of the Company, subject only to certain restrictions set forth in the Voting Trust Agreement. The Voting Trust Agreement will terminate on the earlier of (a) five years from the date of the agreement, (b) the consummation of a change in control transaction, or (c) the date upon which SIBL owns less than 25% of our common stock. In accordance with terms of the Voting Trust Agreement, SIBL has no voting rights with respect to the shares of capital stock subject to the trust (subject only to certain limited voting rights pertaining to changes to the rights, preferences and privileges of the Series B Convertible Preferred Stock). Additionally, SIBL has no dispositive power with respect to such shares of capital stock until the expiration of the 30-month period following the date of the Voting Trust Agreement at which time SIBL is permitted to instruct the trustee to transfer, during any three month period, an amount of shares of our common stock equivalent to 1% of the then total outstanding shares of common stock. Accordingly, as of the date of this Consent Statement and in accordance with Rule 13d-3 promulgated pursuant to the Securities Exchange Act of 1934, SIBL has not been listed as a beneficial owner of any of these shares of capital stock. From and after the expiration of the 30-month period following the date of the Voting Trust Agreement, SIBL will be shown as a beneficial owner as to shares of our common stock which it may transfer in accordance with the terms of the Voting Trust Agreement.
(4)	Includes 278,984 shares underlying stock option grants which have vested or will vest within the next 60 days.
(5)	Includes 260,417 shares underlying stock option grants which have vested or will vest within the next 60 days.

(6)	Includes 67,500 shares underlying stock option grants which have vested or will vest within the next 60 days.
(7)	Includes 39,375 shares underlying stock option grants which have vested or will vest within the next 60 days.
(8)	Includes 132,161 shares of underlying stock option grants which have vested or will vest within the next 60 days.

The determination that there were no other persons, entities, or groups known to the Company to beneficially own more than 5% of the Company’s common stock was based on a review of the Company’s internal records and of all statements filed with respect to the Company since the beginning of the past fiscal year with the Securities and Exchange Commission pursuant to Section 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended.

Preferred Stock

Our Series B Convertible Preferred Stock (“Series B Preferred Stock”) is the only issued and outstanding class of preferred stock of eLandia. All of the outstanding Series B Preferred Stock is owned by SIBL and is held in the Voting Trust under the terms of the Voting Trust Agreement. The Series B Preferred Stock has limited voting rights.

Equity Compensation Plan Information

As of December 31, 2009, we had two equity compensation plans that were approved by the stockholders. The 2007 Stock Option and Incentive Plan (“2007 SOIP”), which authorizes the issuance of equity grants of up to 2,606,700 shares to certain key employees, and the 2008 Executive Incentive Plan (“2008 Plan”), which authorizes the issuance of options, restricted stock awards, unrestricted stock awards, deferred stock awards, performance grants and incentive awards. The 2008 Plan provides for the issuance of both incentive stock options (“ISO’s”) and non-qualified stock options (“NQO’s”). ISO’s may only be granted to officers and employees and NQO’s may be granted to directors, officers, employees, consultants and advisors. We have reserved 7,744,000 shares of common stock for issuance under the 2008 Plan.

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

Certain Relationships and Related Transactions

Since January 1, 2008, we have not been a party to, and we have no plans to be a party to, any transaction or series of similar transactions in which the amount involved exceeded or will exceed $120,000 and in which any current director, executive officer, holder of more than 5% of our capital stock, or entities affiliated with them, had or will have a material interest other than in the transactions described below. The descriptions set forth below are qualified in their entirety by reference to the applicable agreements, copies of which are filed as exhibits to this Annual Report.

Stanford International Bank Ltd.

Convertible Note Dated February 16, 2007

On February 16, 2007, in connection with the acquisition of Latin Node, we entered into a Convertible Note Purchase Agreement with SIBL, pursuant to which we issued a convertible promissory note in the amount of $25.3 million and a warrant granting SIBL, and its assigns, the right to purchase up to 1,518,000 shares of common stock at $5.00 per share exercisable for a period of 7 years, with an aggregate fair value of $4,235,220. The Note had a four year term, with all principal being due and payable at maturity, and bore interest at an annual rate of 10%, accruing from issuance and payable on the 24-month anniversary of the date of the Note and then quarterly thereafter. We used the proceeds of this Note (i) to provide bridge financing to, and to acquire a controlling interest in Latin Node; (ii) to refinance $3,300,000 of principal under a previously outstanding note payable to SIBL; and (iii) for general working capital purposes. The Note was secured by a pledge of all of the shares of capital stock of Latin Node held by us at any time. As part of the fees for facilitating this transaction, we issued Stanford Group Company (“SGC”), an affiliate of SIBL, warrants to purchase 200,000 shares of our common stock. The warrants, which had a fair value of $558,728, were exercisable for 7 years at an exercise price of $5.00 per share.

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

February 2008 Financing

Effective February 20, 2008, we entered into a Preferred Stock Purchase Agreement (“Preferred Stock Agreement”) pursuant to which SIBL agreed to purchase from us for an aggregate purchase price of $40,000,000 (i) up to 5,925,926 shares of our Series B Preferred Stock and (ii) warrants granting to SIBL, and/or its assigns, the right to purchase up to 4,158,000 shares of our common stock. The shares of Series B Preferred Stock were, at the option of SIBL, convertible, in whole or in part, into shares of our common stock at a conversion price of $6.75 per share. The warrants were exercisable by SIBL and its assigns for seven years and have an exercise price of $0.001 per share. The proceeds received by us pursuant to the Preferred Stock Agreement were to be used to make acquisitions and for general working capital needs.

Pursuant to the terms of a First Amendment to the Preferred Stock Purchase Agreement executed February 29, 2008, SIBL accelerated the funding of $8 million under the Preferred Stock Agreement through the purchase of 1,185,185 shares of Series B Preferred Stock and warrants to purchase 4,158,000 of our common stock on February 28, 2008. We used the proceeds of this funding to pay Laurus Master Fund Ltd. (“Laurus”) for our purchase of Latin Node’s debt of approximately $7 million, and the balance was used for our general working capital needs.

As of December 31, 2008, SIBL funded the remaining $32,000,000 under the Preferred Stock Agreement through the purchase of 4,740,741 shares of our Series B Preferred Stock at $6.75 per share resulting in net proceeds of $31,750,000 (gross proceeds of $32,000,000 less offering costs of $250,000).

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

As of December 31, 2008, we issued 2,340,485 shares of Series B Preferred Stock and warrants to purchase 1,643,000 shares of common stock resulting in net proceeds of $15,785,517. The 1,643,000 warrants issued are exercisable by SIBL and its assigns for seven years and have an exercise price of $.001 per share.

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

•

SIBL agreed to the transfer to us, by February 28, 2009, of $2.35 million of indebtedness of our subsidiary, Desca, due to an affiliate of SIBL in exchange for 344,444 shares of Series B Preferred Stock, or, if such transfer did not occur, a further cancellation of 1,801,740 shares of our common stock held under the voting trust agreement. Such transfer and exchange was not made by SIBL, however, the Voting Trustee has not surrendered the 1,801,740 shares of common stock for cancellation pending relief from a February 16, 2009 court order in the matter of SIBL.

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

Securities Purchase Agreement with Jorge Alvarado Amado

On July 17, 2009, we consummated a purchase and sale transaction under a Securities Purchase Agreement effective as of July 1, 2009 (the “30% Purchase Agreement”) with Jorge Alvarado Amado (“Alvarado”). Pursuant to the 30% Purchase Agreement, we purchased 3,000,000 Common Units (“30% Units”) of Desca Holding LLC (“Desca”) for an aggregate purchase price of $1.9 million, as described below. As a result of our purchase under the 30% Purchase Agreement, effective July 1, 2009, we settled the noncontrolling interest purchase price obligation with Alvarado and Desca became our wholly-owned subsidiary.

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

Based on its review of the foregoing standards, the Board of Directors has affirmatively determined, that our independent directors are: Charles J. Fernandez, M. Lewis Temares and Angel Medina. Mr. Pizarro is our principal executive officer and is not independent.

The Board of Directors has established several committees to assist it in fulfilling its responsibilities:

•	the Audit Committee (comprised of Messrs. Fernandez, Temares and Medina);

•	the Compensation Committee (comprised of Messrs. Fernandez, Temares and Medina); and

•	the Nominating and Corporate Governance Committee (comprised of Messrs. Fernandez, Temares and Medina).

All of the members of the committees are nominated by the Nominating and Corporate Governance Committee and appointed by the Board of Directors. Members of these committees are elected annually at the Board of Directors’ meeting following the annual meeting of stockholders. Each of these committees is composed entirely of independent directors and operates under a charter approved by the Board of Directors setting out the purposes and responsibilities of the committee.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The firm of Marcum, LLP (“Marcum”), an independent registered public accounting firm, served as our auditors for the quarters ending March 31, 2009 and June 30, 2009. On October 27, 2009, our Audit Committee formally appointed Morrison Brown Argiz & Farra, LLP (“MBAF”) as the independent registered public accounting firm for the Company after approval by our Board of Directors. MBAF has served as our auditors for the fiscal year ending December 31, 2009.

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by Marcum and MBAF for the reviews and audit of our annual financial statements for the year ended December 31, 2009 and fees billed for other services rendered by Marcum and MBAF during those periods.

Principal Accountant Fees and Services

2009
Audit Fees (1)	$1,027,000
Audit-Related Fees (2)	—
Tax Fees (3)	$45,000
All Other Fees (4)

Total	$1,072,000

(1)

Audit fees consistent principally of audit work performed on the consolidated financial statements, as well as work generally only the independent auditors can reasonably be expected to provide, such as statutory audits, included in our Form 10-K and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during those fiscal years.

(2)

Audit related fees consisted principally of services related to our assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements.

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

ELANDIA INTERNATIONAL INC.

Date: June 1, 2010	By:	/s/ Pete R. Pizarro
Pete R. Pizarro, Chairman of the Board (Chief Executive Officer)

Date: June 1, 2010	By:	/s/ Harley L. Rollins, III
Harley L. Rollins, III, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 1, 2010.

/s/ PETE R. PIZARRO	Chairman of the Board of Directors (Chief Executive Officer)
Pete R. Pizarro

/S/ HARLEY L. ROLLINS, III	Chief Financial Officer (Principal Financial and Accounting Officer)
Harley L. Rollins, III

/s/ CHARLES J. FERNANDEZ	Director
Charles J. Fernandez

/s/ DR. M. LEWIS TEMARES	Director
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