Form 10-Q
period 2010-06-10
ELANDIA INTERNATIONAL INC.
filed 2010-08-16
CIK 1352819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 13, 2010, the registrant had 27,730,220 shares of common stock, $0.00001 par value per share, outstanding.

ELANDIA INTERNATIONAL INC AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

eLandia International Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$6,416,598	$17,865,681
Restricted Cash	1,517,915	1,875,220
Accounts Receivable, Net	61,392,681	53,189,137
Inventories, Net	11,520,266	14,579,767
Prepaid Expenses and Other Current Assets	8,860,086	6,083,723
Deposits with Suppliers and Subcontractors	10,088,332	6,709,436
VAT Receivable, Net	4,958,942	4,263,590
Assets Held for Sale	1,870,654	1,739,968

Total Current Assets	106,625,474	106,306,522

Property, Plant and Equipment, Net	34,202,753	36,014,831
Telecommunications Licenses and Agreements	858,743	858,743
Customer Lists, Net	1,072,381	1,203,317
Contract Rights, Net	31,622	78,470
Goodwill	11,044,160	10,870,959
Assets Held for Sale – Long-Term	308,988	363,917
Other Assets	3,511,897	4,000,734

TOTAL ASSETS	$157,656,018	$159,697,493

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$48,045,945	$56,459,692
Accrued Expenses	20,053,887	12,446,838
Lines of Credit	8,738,667	11,451,140
Long-Term Debt – Current Portion	9,068,122	4,196,428
Long-Term Debt – Related Party – Current Portion	366,743	513,644
Capital Lease Obligations – Current Portion	1,004,492	1,256,226
Customer Deposits	10,765,282	11,562,218
Deferred Revenue	3,138,606	3,567,642
Liabilities of Discontinued Operations	1,413,257	1,738,314
Other Current Liabilities	1,144,158	950,040

Total Current Liabilities	103,739,159	104,142,182

Long-Term Liabilities
Long-Term Debt, Net of Current Portion	28,533,174	21,746,594
Capital Lease Obligations, Net of Current Portion	2,403,498	2,944,489
Liabilities of Discontinued Operations	1,000,000	1,000,000
Other Long-Term Liabilities	961,192	1,090,732

Total Long-Term Liabilities	32,897,864	26,781,815

Total Liabilities	136,637,023	130,923,997

Commitments and Contingencies

Stockholders’ Equity
eLandia International Inc. Stockholders’ Equity
Preferred Stock, $0.00001 Par Value; 35,000,000 Shares Authorized; 4,118,263 Shares Issued and Outstanding at June 30, 2010 and December 31, 2009, Respectively
Series A Convertible Preferred Stock, $0.00001 Par Value; 6,500,000 Shares Authorized; -0- Shares Issued and Outstanding at June 30, 2010 and December 31, 2009, Respectively	—	—
Series B Convertible Preferred Stock, $0.00001 Par Value; 14,074,074 Shares Authorized; 4,118,263 Shares Issued and Outstanding at June 30, 2010 and December 31, 2009, Respectively. Liquidation preference of $27,798,275 at June 30, 2010 and December 31, 2009, Respectively	16,679,962	16,679,962
Common Stock, $0.00001 par value; 200,000,000 Shares Authorized; 27,730,220 and 27,630,220 Shares Issued and Outstanding at June 30, 2010 and December 31, 2009, Respectively	276	275
Additional Paid-In Capital	171,934,545	171,278,627
Accumulated Deficit	(176,172,375)	(170,321,386)
Accumulated Other Comprehensive Income	231,486	3,108,194

Total eLandia International Inc. Stockholders’ Equity	12,673,894	20,745,672
Noncontrolling Interests	8,345,101	8,027,824

Total Stockholders’ Equity	21,018,995	28,773,496

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$157,656,018	$159,697,493

The accompanying notes are an integral part of these condensed consolidated financial statements.

eLandia International Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
REVENUE
Product Sales	$16,599,414	$12,133,076	$42,492,242	$32,225,344
Services	20,149,068	13,314,736	32,799,485	24,102,305

Total Revenue	36,748,482	25,447,812	75,291,727	56,327,649
COSTS AND EXPENSES
Cost of Revenue – Product Sales	14,913,562	10,824,394	35,183,055	23,520,963
Cost of Revenue – Services	10,775,954	7,999,924	17,475,424	14,143,470
Sales, Marketing and Customer Support	4,966,342	6,658,901	9,705,559	13,127,419
General and Administrative	6,853,513	10,748,067	14,385,149	22,454,618
Transaction Related Expenses	414,082	—	532,439	—
Depreciation and Amortization	1,582,105	1,269,051	3,158,192	2,214,353
Amortization – Intangible Assets	93,828	1,439,768	177,784	2,417,169

Total Operating Expenses	39,599,386	38,940,105	80,617,602	77,877,992

LOSS FROM CONTINUING OPERATIONS	(2,850,904)	(13,492,293)	(5,325,875)	(21,550,343)
OTHER (EXPENSE) INCOME
Interest Expense and Other Financing Costs	(855,124)	(1,164,797)	(1,637,275)	(2,448,307)
Interest Income	(18,611)	184,080	80,826	429,776
Other Income (Expense)	(289,574)	91,717	(296,243)	203,066
Gain on Extinguishment of Debt	—	0	2,037,500	—
Loss on Swap	—	(1,129,764)	—	(1,407,005)
Change in Value of Noncontrolling Interest Purchase Price Obligation	—	814,127	—	814,127
Foreign Exchange Gain (Loss)	1,686,984	40,044	(362,950)	(557,712)

Total Other (Expense) Income	523,675	(1,164,593)	(178,142)	(2,966,055)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	(2,327,229)	(14,656,886)	(5,504,017)	(24,516,398)
Income Tax Expense	(6)	(3)	(9)	(9)

LOSS FROM CONTINUING OPERATIONS, NET OF INCOME TAX EXPENSE	(2,327,235)	(14,656,889)	(5,504,026)	(24,516,407)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX EXPENSE	(30,152)	646,911	(29,686)	(10,770,044)

NET LOSS	$(2,357,387)	$(14,009,978)	$(5,533,712)	$(35,286,451)
Less: Income Attributable to Noncontrolling Interests	(22,294)	(332,851)	(317,277)	(335,299)

NET LOSS ATTRIBUTABLE TO ELANDIA INTERNATIONAL INC.	$(2,379,681)	$(14,342,829)	$(5,850,989)	$(35,621,750)

AMOUNTS ATTRIBUTABLE TO ELANDIA INTERNATIONAL INC.
Loss from Continuing Operations	$(2,349,529)	$(14,989,740)	$(5,821,303)	$(24,851,706)
Income (Loss) from Discontinued Operations	(30,152)	646,911	(29,686)	(10,770,044)

NET LOSS ATTRIBUTABLE TO ELANDIA INTERNATIONAL INC.	$(2,379,681)	$(14,342,829)	$(5,850,989)	$(35,621,750)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO ELANDIA INTERNATIONAL INC., BASIC AND DILUTED
Continuing Operations	$(0.08)	$(0.60)	$(0.21)	$(0.89)
Discontinued Operations	—	0.03	—	(0.39)

Net Loss per Common Share	$(0.08)	$(0.57)	$(0.21)	$(1.28)

Weighted Average Number of Common Shares Outstanding, Basic and Diluted	27,758,345	24,807,489	27,716,909	27,920,437

OTHER COMPREHENSIVE LOSS, NET OF TAX
Net Loss	$(2,357,387)	$(14,009,978)	$(5,533,712)	$(35,286,451)
Foreign Currency Translation Adjustment	(3,010,982)	(166,136)	(2,876,708)	(1,556,057)

Comprehensive Loss	(5,368,369)	(14,176,114)	(8,410,420)	(36,842,508)
Comprehensive Income Attributable to Noncontrolling Interest	(22,294)	(304,014)	(317,277)	(234,105)

COMPREHENSIVE LOSS ATTRIBUTABLE TO ELANDIA INTERNATIONAL INC.	$(5,390,663)	$(14,480,128)	$(8,727,697)	$(37,076,613)

The accompanying notes are an integral part of these condensed consolidated financial statements.

eLandia International Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

For The Six Months Ended June 30, 2010

(Unaudited)

	Preferred Stock - Series A $0.00001 Par Value		Preferred Stock - Series B $0.00001 Par Value		Common Stock $0.00001 Par Value		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Equity
BALANCES — December 31, 2009	—	$—	4,118,263	$16,679,962	27,630,220	$275	$171,278,627	$(170,321,386)	$3,108,194	$8,027,824	$28,773,496
Issuance of Common Stock for Consulting Services	—	—	—	—	100,000	1	29,999	—	—	—	30,000
Foreign Currency Translation Adjustment	—	—	—	—	—	—	—	—	(2,876,708)	—	(2,876,708)
Share-based Compensation	—	—	—	—	—	—	625,919	—	—	—	625,919
Net (Loss) Income	—	—	—	—	—	—	—	(5,850,989)	—	317,277	(5,533,712)

BALANCES — June 30, 2010	—	$—	4,118,263	$16,679,962	27,730,220	$276	$171,934,545	$(176,172,375)	$231,486	$8,345,101	$21,018,995

The accompanying notes are an integral part of these condensed consolidated financial statements.

eLandia International Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss from Continuing Operations	$(5,504,026)	$(24,516,407)

Adjustments to Reconcile Net Loss from Continuing Operations to Net Cash and Cash Equivalents Used in Operating Activities:
Provision for Doubtful Accounts	264,927	283,521
Provision for Non-Collectible VAT Receivable	—	296,631
Share-Based Compensation	625,919	1,170,308
Depreciation and Amortization	3,158,192	2,214,353
Amortization — Intangible Assets	177,784	2,417,169
Amortization of Deferred Financing Costs and Discount on Long-Term Debt	56,651	21,992
Issuance of Common Stock for Marketing Services	—	3,134
Change in Value of Warrant	—	(267,037)
Change in Value of Noncontrolling Interest Purchase Price Obligation	—	(814,127)
Gain on Extinguishment of Debt	(2,037,500)	—
Foreign Currency Loss	362,950	557,712
Loss on Swap	—	1,407,005
Accrued Interest on Long-Term Debt	36,230	—
Accrued Interest on Long-Term Debt — Related Party	14,959	—
Changes in Operating Assets and Liabilities:
Accounts Receivable	(8,468,471)	26,795,929
Inventories	3,059,501	(2,895,995)
Prepaid Expenses and Other Current Assets	(2,908,223)	(1,957,131)
Deposits with Suppliers and Subcontractors	(3,378,896)	(1,617,003)
VAT Receivable	(695,352)	(1,348,794)
Other Assets	466,891	(1,048,114)
Accounts Payable	(8,413,747)	(8,072,797)
Accrued Expenses	7,607,050	2,066,718
Customer Deposits	(796,936)	(2,475,252)
Deferred Revenue	(429,036)	976,475
Other Liabilities	64,577	(224,045)

TOTAL ADJUSTMENTS	(11,232,530)	17,490,652

CASH AND CASH EQUIVALENTS USED IN OPERATING ACTIVITIES	(16,736,556)	(7,025,755)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Paid for Acquisitions	—	(3,564,534)
Proceeds from the Sale of Subsidiary	—	5,587,573
Purchases of Property and Equipment	(1,346,114)	(13,451,091)
Redemptions (Purchases) of Certificates of Deposits	—	8,157,104
Restricted Cash	357,305	830,446

CASH AND CASH EQUIVALENTS USED IN INVESTING ACTIVITIES	(988,809)	(2,440,502)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Lines of Credit, Net	(674,973)	(13,243,559)
Proceeds (Payments) from Long-Term Debt, Net	11,587,339	13,098,425
Principal Payments on Capital Leases	(792,725)	(470,192)
Transaction Costs Paid — Conversion of Promissory Note	—	(226,829)
Proceeds from Noncontrolling Interest Subscription Receivable	—	6,000,000
Financing Costs Paid — Long-Term Debt	—	(304,115)

CASH AND CASH EQUIVALENTS PROVIDED BY FINANCING ACTIVITIES	10,119,641	4,853,730

CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating Cash Flows	(467,344)	1,830,164
Investing Cash Flows	—	(27,479)
Financing Cash Flows	36,844	(1,134,434)

NET CASH AND CASH EQUIVALENTS (USED IN) PROVIDED BY DISCONTINUED OPERATIONS	(430,500)	668,251

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(3,412,859)	(3,698,229)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,449,083)	(7,642,505)
CASH AND CASH EQUIVALENTS— Beginning	17,865,681	37,304,258

CASH AND CASH EQUIVALENTS— Ending	$6,416,598	$29,661,753

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid During the Periods For:
Interest	$1,074,250	$1,906,478
Taxes	$2,492,571	$1,571,011

NON-CASH INVESTING AND FINANCING ACTIVITES:
Issuance of Common Stock for Consulting Services	$30,000	$—
Partial Settlement of Long-Term Debt—Related Party	$161,860	$—
Conversion of Convertible Promissory Notes—Related Party to Series B Convertible Preferred Stock	$—	$12,000,000
Accrued Interest Contributed to Capital Upon Conversion of Promissory Note—Related Party	$—	$199,618
Cancellation of Common Stock Upon Conversion of Promissory Note—Related Party	$—	$162
Issuance of Restricted Stock	$—	$6
Acquisition of Equipment with Issuance of Capital Leases	$—	$1,333,597

The accompanying notes are an integral part of these condensed consolidated financial statements.

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2010

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

NOTE 2 – Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements as of June 30, 2010, and for the three and six months then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited consolidated financial statements. The unaudited interim condensed consolidated balance sheet as of June 30, 2010, unaudited interim condensed consolidated statements of operations for the three and six months ended June 30, 2010 and 2009, the unaudited interim condensed consolidated statement of stockholders’ equity for the six months ended June 30, 2010, and the unaudited interim condensed consolidated statements of cash flows for the six months ended June 30, 2010 and 2009 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and six months ended June 30, 2010 are not necessarily indicative of results to be expected for the year ending December 31, 2010 or for any future interim period. The condensed consolidated balance sheet at December 31, 2009 has been derived from audited consolidated financial statements; however, these notes to the condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete consolidated financial statements. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC.

NOTE 3 – Liquidity, Financial Condition and Management’s Plans

We incurred a $5.8 million loss from continuing operations and used $16.7 million of cash in continuing operations for the six months ended June 30, 2010. As of June 30, 2010, we have a $176.2 million accumulated deficit and working capital of $2.9 million.

Our net loss includes an aggregate of $2.7 million of net non-cash charges, principally consisting of $3.4 million of depreciation and amortization, $0.4 million in foreign currency exchange losses and $0.6 million of share-based compensation. Offsetting these charges is $2.0 million from the gain on extinguishment of debt.

Our sources of funds include cash from external financing arrangements, including a term loan in the amount of $16.7 million and a revolving line of credit facility of up to $5 million from ANZ Finance American Samoa, Inc., various lines of credit with multiple local banks in South and Central America and financing of trade payables provided by our principal supplier.

As more fully described in Note 9, on May 24, 2010, eLandia and our wholly-owned subsidiary, eLandia/Desca Holdings, LLC (“Desca”), entered into a Strategic Alliance Agreement (the “Strategic Alliance Agreement”) with Amper, S.A. (“Amper”). Pursuant to the Strategic Alliance Agreement, the parties have established an alliance aimed at expanding each party’s access to the Caribbean and Latin American markets and providing the parties the opportunity to offer their combined portfolio of products, services, technology solutions and technical resources throughout the region. In consideration for certain exclusivity covenants, Amper advanced to us the sum of $5 million (the “Exclusivity Advance”). The Exclusivity Advance is repayable in accordance with the terms of the Strategic Alliance Agreement (see Note 9). The amounts outstanding under the Exclusivity Advance accrue interest at 12% per annum until repaid to Amper.

On July 29, 2010, we entered into a Contribution Agreement with Amper pursuant to which Amper will acquire 165,705,913 shares of our common stock in exchange for the contribution to eLandia by Amper of approximately 79.7% of the outstanding capital stock of Medidata Informática, S.A. (“Medidata”). Medidata offers integrated communications solutions to telecommunications operators, corporations, financial clients and governments in Brazil (see Note 14).

Management believes that our current level of working capital at June 30, 2010 will be sufficient to sustain operations through at least July 1, 2011. However, there can be no assurance that the plans and actions proposed by management will be successful or that unforeseen circumstances will not require us to seek additional funding sources in the future or effectuate plans to conserve liquidity. In addition, there can be no assurance that in the event additional sources of funds are needed they will be available on acceptable terms, if at all. Although the overall economy is showing signs of recovery, in particular in the markets we serve, the current macro-economic conditions create risk and our ability to measure and react to these issues will ultimately factor into our future success and ability to meet our business objectives and fulfill our business plan. In addition, if we are not able to sell our assets or our sources of revenue do not generate sufficient capital to fund operations, we will need to identify other sources of capital and/or we may be required to modify our business plan. Our inability to obtain needed debt and/or equity financing when needed or to generate sufficient cash from operations may require us to scale back our business plan and limit our planned growth and expansion activities, abandon projects and/or curtail capital expenditures. Our past association with Stanford International Bank Ltd (“SIBL”), the current challenging economic conditions and the unusual events that have affected global financial markets have impaired our ability to identify and secure other sources of capital. At this time, we cannot provide any assurance that other sources of capital will be available.

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

June 30, 2010

(Unaudited)

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

Reclassification

We have reclassified certain prior year amounts to conform to the current period’s presentation. These reclassifications have no effect on the financial position or results of operations reported as of and for the three and six months ended June 30, 2009.

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

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

June 30, 2010

(Unaudited)

Accounts Payable

Included in our accounts payable at June 30, 2010 and December 31, 2009 is approximately $18.6 million and $17.9 million, respectively, of short-term vendor financed payables.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss per common share attributable to eLandia by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted net loss per common share attributable to eLandia for the three and six months ended June 30, 2010 and 2009 includes 28,125 unexercised warrants, respectively, each with an exercise price of $.001 per share.

The computation of basic loss per share for the three and six months ended June 30, 2010 and 2009 excludes the following potentially dilutive securities because their inclusion would be anti-dilutive.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Convertible Preferred Stock	4,118,263	4,118,263	4,118,263	4,118,263
Common Stock Purchase Warrants	1,409,259	1,409,259	1,409,259	1,409,259
Stock Options	8,326,000	7,784,750	8,326,000	7,784,750

	13,853,522	13,312,272	13,853,522	13,312,272

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

In March 2010, the FASB issued ASU No. 2010-19, “Foreign Currency (Topic 830) – Foreign Currency Issues: Multiple Foreign Currency Exchange Rates (SEC Update)” (“ASU No. 2010-19”). ASU No. 2010-19 codifies SEC staff views on certain foreign currency issues related to investments in Venezuela including: (a) Venezuela has met the threshold for being considered highly inflationary, and therefore calendar year entities that have not previously accounted for their Venezuelan investment as highly inflationary will begin applying highly inflationary accounting beginning January 1, 2010; (b) SEC staff provided further information on disclosures in circumstances where reported balances for financial reporting purposes differ from the actual U.S. dollar denominated balances; (c) SEC staff noted that ASC 830-10-45-11 must be followed upon application of highly inflationary accounting and accordingly there should be no differences between the amount reported for financial reporting and underlying U.S. denominated balances; and (d) at the time of adoption of highly inflationary accounting, differences that existed prior should be recognized in the income statement unless the registrant can document that the difference was previously recognized as a cumulative translation adjustment. The adoption of this pronouncement did not have a material impact on our condensed consolidated financial position or results of operations.

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

Notes to Condensed Consolidated Financial Statements—(Continued)

June 30, 2010

(Unaudited)

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

NOTE 5 – Fair Value

We have determined the estimated fair value amounts presented in these unaudited interim condensed consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the unaudited interim condensed consolidated financial statements are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. We have based these fair value estimates on pertinent information available as of June 30, 2010 and December 31, 2009. As of June 30, 2010 and December 31, 2009, the carrying value of all financial instruments approximates fair value.

We have classified our assets and liabilities recorded at fair value based upon the following fair value hierarchy:

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, we classify such financial asset or liability based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Both observable and unobservable inputs may be used to determine the fair value of positions that are classified within the Level 3 classification. As a result, the unrealized gains and losses for assets within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in historical company data) inputs.

The following are the classes of assets measured at fair value on a nonrecurring basis during the six month period ended June 30, 2010, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at June 30, 2010	Total Impairment for the Six Months Ended June 30, 2010
Goodwill	$-0-	$-0-	$11,044,160	$11,044,160	$-0-
Intangible Assets	-0-	-0-	1,962,746	1,962,746	-0-

Total	$-0-	$-0-	$13,006,906	$13,006,906	$-0-

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

June 30, 2010

(Unaudited)

NOTE 6 – Discontinued Operations

Our discontinued operations are comprised of (i) our 50% interest in Datec PNG, which was sold in April 2009; (ii) our operations in Fiji; and (iii) certain eLandia predecessor companies that no longer conduct any operations.

In April 2009, the Reserve Bank of Fiji announced that Fiji’s currency had been devalued by 20% effective April 16, 2009, the President of Fiji annulled the country’s constitution, terminated all the judges in the country and declared himself the head of state. This triggered an impairment charge to our goodwill in Fiji during the year ended December 31, 2009 due to the anticipated economic instability and an uncertain business climate. These political events and any subsequent developments may have a negative impact on our business. As a result of these factors and the uncertainty caused by such factors, in December 2009 our Board of Directors approved management’s proposal to dispose of our operations in Fiji. Management began to actively market and locate a buyer for our operations in Fiji during the quarter ended March 31, 2010. Accordingly, we have classified our operations in Fiji as discontinued operations during the six months ended June 30, 2010.

A summary of our assets and liabilities from discontinued operations as of June 30, 2010 and December 31, 2009 and our results of discontinued operations for the three and six months ended June 30, 2010 and 2009 is as follows:

Assets and Liabilities of Discontinued Operations

	As of June 30, 2010	As of December 31, 2009
Cash	$176,325	$249,969
Accounts Receivable, Net	802,397	808,382
Inventory, Net	301,106	232,384
Prepaid Expenses and Other Current Assets	315,511	318,191
Deposits with Suppliers and Subcontractors	275,315	131,042

Assets Held for Sale - Current	$1,870,654	$1,739,968

Property, Plant and Equipment, net	$301,732	$354,501
Other Assets	7,256	9,416

Assets Held for Sale - Long-Term	$308,988	$363,917

Accounts Payable	$480,422	$464,292
Accrued Expenses	483,993	668,415
Accrued FCPA Penalty	325,000	500,000
Lines of Credit	38,034	—
Capital Lease Obligations	10,000	11,190
Deferred Revenue	69,065	73,706
Other Current Liabilities	6,743	20,711

Liabilities from Discontinued Operations - Current	$1,413,257	$1,738,314

Accrued FCPA Penalty	$1,000,000	$1,000,000

Liabilities from Discontinued Operations - Long Term	$1,000,000	$1,000,000

Results of Discontinued Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	$1,565,282	$5,378,525	$3,101,823	$13,312,876
Cost of Revenue	(998,779)	(4,015,781)	(1,938,730)	(8,029,829)
Sales, Marketing and Customer Support	(336,042)	(1,466,071)	(634,690)	(2,326,199)
General and Administrative	(226,927)	289,074	(503,476)	(1,759,558)
Impairment of Intangible Assets and Goodwill	33,231	—	—	(11,852,969)
Depreciation and Amortization	(72,067)	(108,489)	(72,067)	(521,974)
Amortization – Intangible Assets	1,304	(37,623)	—	(290,075)
Interest Expense, net	(16,266)	(10,843)	(2,658)	(39,549)
Other Income	20,112	618,119	20,112	737,233

Net Income (Loss) from Discontinued Operations	$(30,152)	$646,911	$(29,686)	$(10,770,044)

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

June 30, 2010

(Unaudited)

NOTE 7 – Goodwill and Intangible Assets

Goodwill and intangible assets, net, consist of the following:

Goodwill:	Latin America	South Pacific	Total
Balance at December 31, 2009	$7,972,097	$2,898,862	$10,870,959
Foreign currency translation effect	173,201	—	173,201

Balance at June 30, 2010	$8,145,298	$2,898,862	$11,044,160

	Finite Lived Assets		Indefinite Lived Assets
Intangible Assets:	Customer Lists	Contract Rights	Telecommunications Licenses and Agreements
Gross Value at December 31, 2009	$1,833,100	$1,219,000	$858,743
Accumulated Amortization at December 31, 2009	(629,783)	(1,140,530)	—

Net Value at December 31, 2009	$1,203,317	$78,470	$858,743

Gross Value at June 30, 2010	$1,833,100	$1,219,000	$858,743
Accumulated Amortization at June 30, 2010	(760,719)	(1,187,378)	—

Net Value at June 30, 2010	$1,072,381	$31,622	$858,743

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

NOTE 8 – Gain on Extinguishment of Debt

On March 16, 2010, we entered into a Settlement Agreement with Stanford International Holdings (Panama) S.A. (“SIHP”), whereby we agreed to pay SIHP $462,500 in full and final settlement of a $2.5 million outstanding line of credit with Stanford Bank (Panama) S.A. Accordingly, we recorded a gain on the extinguishment of debt in the amount of $2,037,500 during the six months ended June 30, 2010.

NOTE 9 – Long-Term Debt

On May 24, 2010, eLandia and our wholly-owned subsidiary, Desca, entered into the Strategic Alliance Agreement with Amper. Pursuant to the Strategic Alliance Agreement, the parties have established an alliance aimed at expanding each party’s access to the Latin American and Caribbean markets and providing the parties the opportunity to offer their combined portfolio of products, services, technology solutions and technical resources throughout the region. Amper, a Madrid, Spain based company, is a leader in the design and implementation of integrated solutions and information systems for civilian and military communications. Medidata, Amper’s majority-owned subsidiary, offers integrated communications solutions to telecommunications operators, corporations, financial clients and governments in Brazil. The regional alliance established by the Agreement allows Amper to expand into the 13 local markets in the Latin American and Caribbean region in which eLandia currently operates under its wholly-owned Desca and Center of Technology Transfer Corporation (“CTT”) brands. The alliance allows us to provide enhanced support to our regional customers in Brazil. Additionally, eLandia expects to utilize the experience and knowledge of Amper’s Homeland Security business to address the growing opportunities in critical public safety projects throughout the region and the sales of Amper’s Access equipment products to its service provider customers. The initial term of the Strategic Alliance Agreement is six months and is renewable for additional six-month periods unless terminated by either party upon 15 days notice or immediately upon the occurrence of certain events including a breach, bankruptcy, liquidation or similar insolvency proceeding by a party.

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

June 30, 2010

(Unaudited)

Pursuant to the Strategic Alliance Agreement, each party has designated the other as its non-exclusive agent or distributor to promote the sale of the parties’ products and services in the Latin American and Caribbean region. Each of the parties will be entitled to sales commissions or product discounts for their sales and promotional efforts under the Strategic Alliance Agreement. The amount of the commissions or discounts will be negotiated on a case-by-case basis based on product line, customer and other factors.

In addition to the marketing and sales opportunities expected to result from the alliance, the parties also have agreed to evaluate a potential equity transaction pursuant to which we would acquire all or a part of Medidata in exchange for the issuance to Amper of a majority of our capital stock. In consideration of our exclusivity covenants, Amper advanced to us the sum of $5 million. The Exclusivity Advance is repayable as described below. The amounts outstanding under the Exclusivity Advance accrue interest at 12% per annum until repaid to Amper.

In order to secure our repayment obligations with respect to the Exclusivity Advance, eLandia, Desca and Descaserv Ecuador, S.A., an entity wholly owned by a subsidiary of Desca Holdings (“Descaserv”) have entered into certain guarantees, security agreements and pledges of interests in favor of Amper (collectively, the “Security Documents”). The Security Documents include the pledge of the equity interests of certain direct and indirect subsidiaries of Desca. In addition, Descaserv has modified a previously existing commercial trust pursuant to which Descaserv has assigned to Amper certain payment rights under a material customer contract.

The Exclusivity Advance is refundable upon the occurrence of any of the following events: (i) the earlier of (A) November 30, 2010, or (B) the date that payments are received by Descaserv under a certain customer contract; (ii) a material breach of the Strategic Alliance Agreement or any of the Security Documents by eLandia, Desca or any of their subsidiaries; (iii) the completion of an Alternative Transaction; or (iv) the occurrence of any of the following: (A) the sale of any shares of stock of Descaserv held by us, any merger or other business combination involving Descaserv or the transfer of certain material assets of Descaserv, (B) a failure to pay or any material breach by Descaserv with respect to any of its material indebtedness, (C) any bankruptcy or other insolvency or liquidation proceeding involving the Company or any of its significant subsidiaries, or (D) a default by Descaserv under a certain material customer contract. If the Exclusivity Advance is required to be refunded and the amounts in the preceding sentences become payable, we expect that the funds received by us under a material customer contract will be used to make any such repayments.

At June 30, 2010, the carrying value of the Strategic Alliance Agreement was $5,000,000. Contractual interest expense amounted to $36,230 which was recorded as a component of interest expense in the accompanying unaudited interim condensed consolidated statement of operations as of June 30, 2010.

As more fully discussed in Note 14, on July 29, 2010, we entered into a Contribution Agreement with Amper pursuant to which Amper will acquire 165,705,913 shares of our common stock in exchange for the contribution to eLandia by Amper of approximately 79.7% of their ownership in Medidata.

NOTE 10 – Commitments and Contingencies

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

On May 15, 2009, the district court in Dallas ruled that the Antiguan liquidators for SIBL are entitled to seek Chapter 15 bankruptcy protection for SIBL under U.S. law. A Chapter 15 filing assists in resolving cases involving debtors, assets and claimants in multiple countries. The Antiguan liquidators for SIBL are seeking the authority to file for bankruptcy as a means of safeguarding SIBL’s assets. The Antiguan liquidators for SIBL and the U.S. Receiver have since agreed, subject to approval of the stipulation by the District Court for the Northern District of Texas and the Antiguan court, to settle the pending litigation between them regarding SIBL in the United States. The Antiguan liquidators will withdraw their petition for Recognition of Foreign Main Proceeding Pursuant to Chapter 15 of the U.S. Bankruptcy Code and will not oppose or interfere with the U.S. Receiver’s status in the United States nor his efforts to take control of assets, and the proceeds of sale of assets, located in the United States.

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

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

June 30, 2010

(Unaudited)

The collective impact of the uncertainties surrounding possible future actions of the SIBL receivers is that our cash flow position has been negatively affected and our ability to draw on existing credit lines or obtain other sources of financing are being adversely affected as a result of the perceived uncertainty as to how our association with SIBL impacts our business. If we are unable to resolve these issues to the satisfaction of our customers, vendors, creditors, and lenders, we may be unable to satisfy our cash requirements and may need to curtail certain operations or revise our business and growth plans.

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

As of December 31, 2009, we changed the rate we used to remeasure and translate our Venezuelan subsidiary’s transactions and balances from the official exchange rate to the parallel exchange rate, which approximated 6 Venezuelan Bolivar Fuertes to the U.S. Dollar on December 31, 2009. The resulting foreign currency exchange loss of approximately $4.4 million was recorded in our consolidated statement of operations as of December 31, 2009. Our considerations for changing the rate included indications that the Venezuelan government is not likely to continue to provide substantial currency exchange at the official rate for companies importing nonessential products, difficulties in obtaining approval for the conversion of local currency to U.S. Dollars at the official exchange rate (for imported products, royalties and distributions), and delays in obtaining payment approvals.

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

We continued to value our net monetary assets using the parallel exchange rate until May 17, 2010, at which time the Venezuela government enacted reforms to its foreign currency exchange control regulations (“the exchange control regulations”) to close down the parallel exchange market and announced its intent to implement an alternative market under the control of the Venezuela Central Bank. On June 9, 2010, the Venezuelan government introduced a newly regulated foreign currency exchange system, Sistema de Transacciones con Titulos en Moneda Extranjera (“SITME”), which is controlled by the Central Bank of Venezuela (“BCV”). Foreign currency exchange transactions not conducted through CADIVI or SITME may not comply with the exchange control regulations, and could therefore be considered illegal. The SITME imposes volume restrictions on the conversion of Venezuelan Bolivar Fuertes to U.S. Dollars, currently limiting such activity to a maximum equivalent of $350,000 per month.

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

June 30, 2010

(Unaudited)

As a result of the enactment of the reforms to the exchange control regulations, we changed the rate we use to remeasure Venezuelan Bolivar Fuerte-denominated transactions from the parallel exchange rate to the SITME rate specified by the BCV, which was quoted at 5.27 Venezuelan Bolivar Fuertes per U.S. Dollar on June 30, 2010. Since this new translation rate was more favorable than the parallel rate, we recorded a gain of $2.0 million for the three months ended June 30, 2010. This gain offset the $2.2 million loss recorded during the three months ended March 31, 2010 resulting from the less favorable parallel rate as of March 31, 2010 compared to December 31, 2009.

Fiji

In April 2009, the Reserve Bank of Fiji announced that Fiji’s currency had been devalued by 20% effective April 16, 2009, the President of Fiji annulled the country’s constitution, terminated all the judges in the country and declared himself the head of state. This triggered an impairment charge to our goodwill in Fiji during the year ended December 31, 2009 and is expected to result in economic instability and an uncertain business climate in Fiji. These political events and any subsequent developments may have a negative impact on our business. On June 24, 2010, we entered into a settlement agreement with Sir James Ah Koy, Michael Ah Koy; Kelton Investments Ltd. (“Kelton Investments”); Kelton; Datec; Anthony Ah Koy; Carolyn Ah Koy; and Monica Ah Koy pursuant to which we agreed to transfer our interests in Datec Fiji in exchange for the return of 150,000 shares of our common stock.

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

On March 31, 2009, Kelton and Datec filed a Statement of Claim in the Fiji Action. In essence, the Statement of Claim alleged that the Amended and Restated Arrangement Agreement dated August 8, 2005 (“Arrangement Agreement”) pursuant to which eLandia acquired the subsidiaries of Datec was induced by untrue representations related to the capital to be devoted to those subsidiaries and alleged investigations of Stanford. It asserted claims for fraudulent misrepresentation, proper construction and enforceability of certain Stock Purchase Agreements in which claims against eLandia were released, breach of Stock Purchase Agreements, breach of the Arrangement Agreement, and equitable estoppel. As relief, it sought, among other things, rescission of the Arrangement Agreement and Stock Purchase Agreements, a declaration as to the scope of the Stock Purchase Agreements, injunctive relief, and damages. A hearing to review the order granting the interim injunction was scheduled for April 20, 2009. That hearing was cancelled due to the closure of the Fiji courts by the military led Fiji government. On June 24, 2010, we entered into a settlement agreement with the plaintiffs in this case, among others, pursuant to which subject to the satisfaction of certain closing conditions: (i) 150,000 shares of our common stock will be transferred to us in exchange for our interests in Datec Fiji and Datec Australia, (ii) the parties will dismiss all pending legal proceedings between them, (iii) the parties exchanged mutual general releases, and (iv) the parties agreed to be subject to certain non-interference, and non-disparagement covenants. The parties are currently seeking dismissal of this action.

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

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

June 30, 2010

(Unaudited)

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

On June 24, 2010, we entered into a settlement agreement with the plaintiffs in this case, among others, pursuant to which subject to the satisfaction of certain closing conditions: (i) 150,000 shares of our common stock will be transferred to us in exchange for our interests in Datec Fiji and Datec Australia, (ii) the parties will dismiss all pending legal proceedings between them, (iii) the parties exchanged mutual general releases, and (iv) the parties agreed to be subject to certain non-interference, and non-disparagement covenants. This action was dismissed on June 25, 2010.

Assignment for the Benefit of Creditors – Latin Node

On June 12, 2008, Latin Node filed for an assignment for benefit of creditors in the 11th Judicial Circuit in and for Miami-Dade County, Florida. As part of this proceeding, all of the assets of Latin Node were transferred to Michael Phelan, Esq., assignee. On July 17, 2008, most of these assets were sold to the highest bidder, Business Telecommunications Services, Inc. (“BTS”). The immediate proceeds from the sale of these assets were used to pay administrative costs. A final court order approving the disposition of the proceeds from the sale of all other assets was scheduled for May 21, 2009. However, on May 20, 2009, Empresa Hondureña de Telecomunicaciones filed a Motion for Continuance or in the alternative, a Motion to stay the hearing. At a hearing held on September 17, 2009, the court appointed a Special Examiner to conduct an examination and determine whether the claims made by Hondutel were well-taken. The Special Examiner’s report was issued on February 16, 2010. The Special Examiner determined that Latin Node and/or eLandia did not act improperly in this matter. On April 27, 2010 the court granted the Order Approving Assignee’s Final Report, Fixing Fees, Discharging Assignee and Closing Case on this matter. As a result of the court order, the assignment for the benefit of creditors proceeding was concluded after the expiration of Hondutel’s right to appeal thirty days from the date of the court date.

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

Customer and Vendor Concentrations

For the three and six months ended June 30, 2010, we had one customer that represented approximately 14% and 19%, respectively, of our consolidated revenues. At June 30, 2010, this same customer represented approximately 39% of our gross accounts receivable.

During the three and six months ended June 30, 2010, approximately 86% and 73%, respectively, of our cost of revenue for product sales was purchased from a single vendor. At June 30, 2010, the amount due to this vendor was approximately 49% of our total accounts payable. In addition, during the three months ended June 30, 2010, approximately 11% of our cost of revenue for product sales was purchased from another vendor.

NOTE 11 – Stockholders’ Equity

Common Stock Issuances

On March 17, 2010, we issued 100,000 shares of our common stock to a consultant for services to be provided over a period of twelve months, commencing on April 1, 2010. The value of the shares, amounting to $30,000, is being amortized as consulting expense over the term of the agreement.

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

June 30, 2010

(Unaudited)

NOTE 12 – Income Taxes

At December 31, 2009, we had federal and Florida net operating loss (NOL) carryovers of $73,962,440 and $33,571,987, respectively, which expire through 2028. We also had a capital loss in 2008 totaling $33,153,111, which expires December 31, 2013. In addition, at December 31, 2009, we had foreign net operating loss carryovers of approximately $27,020,709 which will expire through 2016.

We have $5,606,156 of NOLs that are subject to limitations under Internal Revenue Code Section 382.

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

There have not been any material changes in our liability for unrecognized tax benefits, including interest and penalties, during the six months ended June 30, 2010. We do not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

NOTE 13 – Segment Information

Our discontinued operations are comprised of (i) our 50% interest in Datec PNG; (ii) our operations in Fiji; and (iii) certain eLandia predecessor companies that no longer conduct any operations.

Below is a summary of the results by segment for the three and six months ended June 30, 2010 and identifiable assets as of June 30, 2010:

	For the Three Months Ended June 30, 2010
	Latin America	South Pacific	Corporate and Discontinued Operations	Consolidated
Revenue
Product Sales	$16,441,149	$158,265	$—	$16,599,414
Services	16,469,666	3,679,402	—	20,149,068

Total Revenue	32,910,815	3,837,667	—	36,748,482
Cost of Revenue
Product Sales	14,765,690	147,872	—	14,913,562
Services	9,475,887	1,300,067	—	10,775,954

Total Cost of Revenue	24,241,577	1,447,939	—	25,689,516

Gross Profit	8,669,238	2,389,728	—	11,058,966
	26.3%	62.3%	0.0%	30.1%
Expenses
Sales, Marketing and Customer Support	4,782,842	183,500	—	4,966,342
General and Administrative	4,280,100	692,013	1,881,400	6,853,513
Transaction Related Expenses	—	—	414,082	414,082
Depreciation and Amortization	605,379	942,926	33,800	1,582,105
Amortization – Intangible Assets	—	93,828	—	93,828

Total Expenses	9,668,321	1,912,267	2,329,282	13,909,870

Operating Income (Loss)	(999,083)	477,461	(2,329,282)	(2,850,904)
Interest Expense, Net	(483,716)	(330,553)	(59,466)	(873,735)
Other Income (Expense)	1,282,759	91,951	400	1,375,110
Income (Loss) from Discontinued Operations	—	—	(30,152)	(30,152)

Net Income (Loss) Attributable to eLandia	$(200,040)	$238,859	$(2,418,500)	$(2,379,681)

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

June 30, 2010

(Unaudited)

	For the Six Months Ended June 30, 2010
	Latin America	South Pacific	Corporate and Discontinued Operations	Consolidated
Revenue
Product Sales	$42,206,630	$285,612	$—	$42,492,242
Services	25,469,040	7,330,445	—	32,799,485

Total Revenue	67,675,670	7,616,057	—	75,291,727
Cost of Revenue
Product Sales	34,887,370	295,685	—	35,183,055
Services	14,978,704	2,496,720	—	17,475,424

Total Cost of Revenue	49,866,074	2,792,405	—	52,658,479

Gross Profit	17,809,596	4,823,652	—	22,633,248
	26.3%	63.3%	0.0%	30.1%
Expenses
Sales, Marketing and Customer Support	9,253,672	451,887	—	9,705,559
General and Administrative	8,530,269	1,498,576	4,356,304	14,385,149
Transaction Related Expenses	—	—	532,439	532,439
Depreciation and Amortization	1,216,680	1,875,618	65,894	3,158,192
Amortization – Intangible Assets	—	177,784	—	177,784

Total Expenses	19,000,621	4,003,865	4,954,637	27,959,123

Operating Income (Loss)	(1,191,025)	819,787	(4,954,637)	(5,325,875)
Interest Expense, Net	(804,652)	(666,945)	(84,852)	(1,556,449)
Gain on Extinguishment of Debt	2,037,500	—	—	2,037,500
Other Income (Expense)	(1,407,145)	302,580	128,086	(976,479)
Income (Loss) from Discontinued Operations	—	—	(29,686)	(29,686)

Net Income (Loss) Attributable to eLandia	$(1,365,322)	$455,422	$(4,941,089)	$(5,850,989)

Total Assets	$116,942,422	$38,628,261	$2,085,335	$157,656,018

Below is a summary of the results by segment for the three and six months ended June 30, 2009 and identifiable assets as of December 31, 2009:

	For the Three Months Ended June 30, 2009
	Latin America	South Pacific	Corporate and Discontinued Operations	Consolidated
Revenue
Product Sales	$12,112,194	$20,882	$—	$12,133,076
Services	10,526,559	2,788,177	—	13,314,736

Total Revenue	22,638,753	2,809,059	—	25,447,812
Cost of Revenue
Product Sales	10,810,464	13,930	—	10,824,394
Services	6,962,435	1,037,489	—	7,999,924

Total Cost of Revenue	17,772,899	1,051,419	—	18,824,318

Gross Profit	4,865,854	1,757,640	—	6,623,494
	21.5%	62.6%	0.0%	26.0%
Expenses
Sales, Marketing and Customer Support	6,442,995	215,906	—	6,658,901
General and Administrative	5,991,819	578,453	4,177,795	10,748,067
Depreciation and Amortization	755,657	501,558	11,836	1,269,051
Amortization – Intangible Assets	870,385	569,383	—	1,439,768

Total Expenses	14,060,856	1,865,300	4,189,631	20,115,787

Operating Income (Loss)	(9,195,002)	(107,660)	(4,189,631)	(13,492,293)
Interest Expense, Net	(774,158)	(165,763)	(40,796)	(980,717)
Change in Value of Noncontrolling Interest Purchase Obligation	814,127	—	—	814,127
Other Income (Expense)	(1,601,687)	(38,772)	309,602	(1,330,857)
Income (Loss) from Discontinued Operations	—	—	646,911	646,911

Net Income (Loss) Attributable to eLandia	$(10,756,720)	$(312,195)	$(3,273,914)	$(14,342,829)

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

June 30, 2010

(Unaudited)

	For the Six Months Ended June 30, 2009
	Latin America	South Pacific	Corporate and Discontinued Operations	Consolidated
Revenue
Product Sales	$32,085,448	$139,896	$—	$32,225,344
Services	18,923,337	5,178,968	—	24,102,305

Total Revenue	51,008,785	5,318,864	—	56,327,649
Cost of Revenue
Product Sales	23,382,854	138,109	—	23,520,963
Services	12,240,551	1,902,919	—	14,143,470

Total Cost of Revenue	35,623,405	2,041,028	—	37,664,433

Gross Profit	15,385,380	3,277,836	—	18,663,216
	30.2%	61.6%	0.0%	33.1%
Expenses
Sales, Marketing and Customer Support	12,694,918	432,501	—	13,127,419
General and Administrative	12,482,325	1,067,122	8,905,171	22,454,618
Depreciation and Amortization	1,410,809	777,514	26,030	2,214,353
Amortization – Intangible Assets	1,740,772	676,397	—	2,417,169

Total Expenses	28,328,824	2,953,534	8,931,201	40,213,559

Operating Income (Loss)	(12,943,444)	324,302	(8,931,201)	(21,550,343)
Interest Expense, Net	(1,819,859)	(192,608)	(6,064)	(2,018,531)
Change in Value of Noncontrolling Interest Purchase Obligation	814,127	—	—	814,127
Other Income (Expense)	(2,327,625)	(8,807)	239,473	(2,096,959)
Income (Loss) from Discontinued Operations	—	—	(10,770,044)	(10,770,044)

Net Income (Loss) Attributable to eLandia	$(16,276,801)	$122,887	$(19,467,836)	$(35,621,750)

Total Assets	$117,355,321	$41,690,055	$652,117	$159,697,493

NOTE 14 – Subsequent Events

Contribution Agreement

On July 29, 2010, we entered into a Contribution Agreement (the “Agreement”) with Amper. As discussed in Note 9, on May 24, 2010, we entered into a Strategic Alliance Agreement with Amper pursuant to which, among other things, the parties agreed to evaluate a potential equity transaction. Pursuant to the Agreement, Amper will acquire 165,705,913 shares of our newly issued common stock in exchange for the contribution to eLandia by Amper of approximately 90% of the outstanding capital stock of Hemisferio Norte, S.A. (“Hemisferio”). Hemisferio has one wholly-owned direct subsidiary, Hemisferio Sul Participaçoes Ltda. (“Hemisferio Sul”), and two indirect subsidiaries, Medidata Informática, S.A. (“Medidata”) and XC Comercial e Exportadora Ltda. (“XC”). Hemisferio Sul owns 88.96% of Medidata, and Medidata owns 100% of XC. Hemisferio, Hemisferio Sul, Medidata and XC are collectively referred to in the Agreement as the “Contributed Entities.” The shares of our common stock being issued to Amper will represent approximately 85% of our issued and outstanding shares of common stock following the closing of the transactions contemplated by the Agreement.

The Agreement contains standard representations and warranties from each of the parties including securities investment representations from Amper as well as representations from each of the parties regarding financial statements, regulatory filings, legal compliance, pending litigation and tax matters. Under the Agreement, we are required to register the shares of our common stock being issued to Amper pursuant to the terms of a mutually agreeable registration rights agreement.

Under the terms of the Agreement, we have been granted an option to acquire the balance of Amper’s interest in Hemisferio for an option price equal to $8.9 million. The option may be exercised for a six-month period following the closing and the option price is payable by us through the issuance to Amper of additional shares of our common stock at a price per share equal to the fair market value of our common stock as of the option exercise date.

Prior to the closing of the transactions contemplated by the Agreement, and subject to the duties of our board of directors to consider unsolicited superior alternative transactions, we have agreed that we will not solicit, negotiate or enter into discussions with a third party, other than Amper or its affiliates, regarding a transaction involving any of the following (each, an “Alternative Transaction”): (i) the acquisition of our assets or the assets of any of our subsidiaries equal to 15% or more of our consolidated assets or to which 15% or more of our net revenues or net income are attributable, (ii) the acquisition of 15% or more of our voting equity interests, (iii) a tender or exchange offer that would result in the acquirer beneficially owning 15% or more of our voting equity interests, (iv) a merger, consolidation, other business combination or similar transaction involving the Company or any of our subsidiaries, pursuant to which the acquirer would own 15% or more of our consolidated assets, net revenues or net income, taken as a whole, or (v) the liquidation or dissolution (or the adoption of a plan of liquidation or dissolution) of the Company or the declaration or payment of an extraordinary dividend by us. Amper also has agreed not to transfer any of its interests in any of the Contributed Entities or enter into discussions with any third party regarding such transfer.

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

June 30, 2010

(Unaudited)

The closing of the transactions contemplated by the Agreement is subject to the satisfaction of certain conditions including, among others, the following: (i) the parties obtaining all applicable third party consents including the approval of the U.S. Federal Communications Commission (“FCC”) and eLandia obtaining a consent to the Agreement and general release and acknowledgment from the receiver for Stanford International Bank Ltd., (ii) execution of new employment agreements by our chief executive and chief financial officers, (iii) certain of our executive officers waiving their severance rights under their current employment contracts, and (iv) our receipt of a final fairness opinion from an investment bank.

Amper may terminate the Agreement as follows: (i) if we are in breach of the Agreement and such breach cannot be cured within 10 days following notice from Amper, (ii) if any conditions to Amper’s obligations cannot be satisfied by January 1, 2011 (the “Termination Date”), unless such failure is due to Amper’s failure to perform or comply with the Agreement, (iii) if we enter into or announce our intention to enter into an Alternative Transaction, or (iv) if the Company fails to obtain the consent, release and acknowledgement from the SIBL receiver described above within 45 days from the date of the Agreement. In addition, we may terminate the Agreement as follows: (a) if Amper is in breach of the Agreement and such breach cannot be cured within 10 days following notice from us, (b) if any conditions to our obligations cannot be satisfied by the Termination Date, unless such failure is due to our failure to perform or comply with the Agreement, or (c) if our board of directors authorizes an Alternative Transaction. Either party may extend the Termination Date to February 1, 2011 if the failure to close is due solely to the inability to obtain the consent of the FCC to the transactions contemplated by the Agreement. If either party terminates the Agreement as a result of our entry into an Alternative Transaction, then Amper shall be entitled to receive from us a termination fee in the amount of 500,000 Euros. Also, if we terminate the Agreement as a result of Amper’s violation of its non-solicitation and exclusivity covenants, then we shall be entitled to receive from Amper a termination fee in the amount of 500,000 Euros.

As discussed in Note 9, we received from Amper an Exclusivity Advance in the amount of $5 million in connection with the execution of the Strategic Alliance Agreement. The repayment of the Exclusivity Advance remains subject to the terms set forth in the Strategic Alliance Agreement.

Separation of Executive

On August 13, 2010, we entered into a Separation Agreement with Javier Rodriguez, our former Vice President of Marketing. The Separation Agreement was effective June 30, 2010 and provides for, among other things, severance pay for a period of 12 months and contains a mutual release. The Separation Agreement terminates the employment agreement previously entered into by us and Mr. Rodriguez except, among other provisions, the confidentiality, non-competition and non-solicitation covenants which survive the termination of the employment agreement. In addition, as part of the Separation Agreement, Mr. Rodriguez will continue to provide consulting services to us on an ongoing basis.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note About Forward-Looking Statements

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

Overview

eLandia is a provider of Information and Communications Technology (“ICT”) products and services to small, medium-sized and large businesses as well as government entities and service providers, primarily in Latin America. We have presence in over 17 countries, including Argentina, Colombia, Costa Rica, Ecuador, El Salvador, Guatemala, Honduras, Mexico, Nicaragua, Panama, Venezuela and the United States. eLandia also operates in the South Pacific region through our wholly-owned subsidiary, AST Telecom, LLC (“AST”) which offers mobile communications, Internet services and cable TV services (Moana TV) in American Samoa under the Bluesky Communications brand. In addition, we also own 66 2/3% of the American Samoa Hawaii Cable, LLC (“ASH Cable”) in partnership with the American Samoa Government, providing high-speed networking connections between the territory of American Samoa and Hawaii.

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

Recent Developments

Strategic Alliance Agreement – Amper, S.A.

On May 24, 2010, eLandia and our wholly-owned subsidiary, eLandia/Desca Holdings, LLC (“Desca”), entered into a Strategic Alliance Agreement (the “Strategic Alliance Agreement”) with Amper, S.A. (“Amper”). Pursuant to the Strategic Alliance Agreement, the parties have established an alliance aimed at expanding each party’s access to the Latin American and Caribbean markets and providing the parties the opportunity to offer their combined portfolio of products, services, technology solutions and technical resources throughout the region. Amper, a Madrid, Spain based company, is a leader in the design and implementation of integrated solutions and information systems for civilian and military communications. Medidata Informatica, S.A., Amper’s majority-owned subsidiary (“Medidata”), offers integrated communications solutions to telecommunications operators, corporations, financial clients and governments in Brazil. The regional alliance established by the Strategic Alliance Agreement allows Amper to expand into the 13 local markets in the Latin American and Caribbean region in which eLandia currently operates under its wholly-owned Desca and Center of Technology Transfer Corporation (“CTT”) brands. The alliance allows us to provide enhanced support to our regional customers in Brazil. Additionally, eLandia expects to utilize the experience and knowledge of Amper’s Homeland Security business to address the growing opportunities in critical public safety projects throughout the region and the sales of Amper’s Access equipment products to its service provider customers. The initial term of the Strategic Alliance Agreement is six months and is renewable for additional six-month periods unless terminated by either party upon 15 days notice or immediately upon the occurrence of certain events including a breach, bankruptcy, liquidation or similar insolvency proceeding by a party.

Pursuant to the Strategic Alliance Agreement, each party has designated the other as its non-exclusive agent or distributor to promote the sale of the parties’ products and services in the Latin American and Caribbean region. Each of the parties will be entitled to sales commissions or product discounts for their sales and promotional efforts under the Agreement. The amount of the commissions or discounts will be negotiated on a case-by-case basis based on product line, customer and other factors.

In addition to the marketing and sales opportunities expected to result from the alliance, the parties also have agreed to evaluate a potential equity transaction pursuant to which we would acquire all or a part of Medidata in exchange for the issuance to Amper of a majority of our capital stock. In consideration of our exclusivity covenants, Amper advanced to us the sum of $5 million (the “Exclusivity Advance”). The Exclusivity Advance is repayable as described below. The amounts outstanding under the Exclusivity Advance accrue interest at 12% per annum until repaid to Amper.

The Exclusivity Advance is refundable upon the occurrence of any of the following events: (i) the earlier of (A) November 30, 2010, or (B) the date that payments are received by Descaserv under a certain customer contract; (ii) a material breach of the Strategic Alliance Agreement or any of the Security Documents by eLandia, Desca or any of their subsidiaries; (iii) the completion of an Alternative Transaction; or (iv) the occurrence of any of the following: (A) the sale of any shares of stock of Descaserv held by us, any merger or other business combination involving Descaserv or the transfer of certain material assets of Descaserv, (B) a failure to pay or any material breach by Descaserv with respect to any of its material indebtedness, (C) any bankruptcy or other insolvency or liquidation proceeding involving the Company or any of its significant subsidiaries, or (D) a default by Descaserv under a certain material customer contract. If the Exclusivity Advance is required to be refunded and the amounts in the preceding sentences become payable, we expect that the funds received by us under a material customer contract will be used to make any such repayments.

Contribution Agreement – Amper, S.A.

Following the Strategic Alliance Agreement, on July 29, 2010, we entered into a Contribution Agreement (the “Agreement”) with Amper. Pursuant to the Agreement, Amper will acquire 165,705,913 shares of our newly issued common stock in exchange for the contribution to eLandia by Amper of approximately 90% of the outstanding capital stock of Hemisferio Norte, S.A. (“Hemisferio”). Hemisferio has one wholly-owned direct subsidiary, Hemisferio Sul Participaçoes Ltda. (“Hemisferio Sul”), and two indirect subsidiaries, Medidata Informática, S.A. (“Medidata”) and XC Comercial e Exportadora Ltda. (“XC”). Hemisferio Sul owns 88.96% of Medidata, and Medidata owns 100% of XC. Hemisferio, Hemisferio Sul, Medidata and XC are collectively referred to in the Agreement as the “Contributed Entities.” The shares of our common stock being issued to Amper will represent approximately 85% of our issued and outstanding shares of common stock following the closing of the transactions contemplated by the Agreement.

The Agreement contains standard representations and warranties from each of the parties including securities investment representations from Amper as well as representations from each of the parties regarding financial statements, regulatory filings, legal compliance, pending litigation and tax matters. Under the Agreement, we are required to register the shares of our common stock being issued to Amper pursuant to the terms of a mutually agreeable registration rights agreement.

Under the terms of the Agreement, we have been granted an option to acquire the balance of Amper’s interest in Hemisferio for an option price equal to $8.9 million. The option may be exercised for a six-month period following the closing and the option price is payable by us through the issuance to Amper of additional shares of our common stock at a price per share equal to the fair market value of our common stock as of the option exercise date.

Prior to the closing of the transactions contemplated by the Agreement, and subject to the duties of our board of directors to consider unsolicited superior alternative transactions, we have agreed that we will not solicit, negotiate or enter into discussions with a third party, other than Amper or its affiliates, regarding a transaction involving any of the following (each, an “Alternative Transaction”): (i) the acquisition of our assets or the assets of any of our subsidiaries equal to 15% or more of our consolidated assets or to which 15% or more of our net revenues or net income are attributable, (ii) the acquisition of 15% or more of our voting equity interests, (iii) a tender or exchange offer that would result in the acquirer beneficially owning 15% or more of our voting equity interests, (iv) a merger, consolidation, other business combination or similar transaction involving the Company or any of our subsidiaries, pursuant to which the acquirer would own 15% or more of our consolidated assets, net revenues or net income, taken as a whole, or (v) the liquidation or dissolution (or the adoption of a plan of liquidation or dissolution) of the Company or the declaration or payment of an extraordinary dividend by us. Amper also has agreed not to transfer any of its interests in any of the Contributed Entities or enter into discussions with any third party regarding such transfer.

The closing of the transactions contemplated by the Agreement is subject to the satisfaction of certain conditions including, among others, the following: (i) the parties obtaining all applicable third party consents including the approval of the U.S. Federal Communications Commission (“FCC”) and eLandia obtaining a consent to the Agreement and general release and acknowledgment from the receiver for Stanford International Bank Ltd., (ii) execution of new employment agreements by our chief executive and chief financial officers, (iii) certain of our executive officers waiving their severance rights under their current employment contracts, and (iv) our receipt of a final fairness opinion from an investment bank.

Amper may terminate the Agreement as follows: (i) if we are in breach of the Agreement and such breach cannot be cured within 10 days following notice from Amper, (ii) if any conditions to Amper’s obligations cannot be satisfied by January 1, 2011 (the “Termination Date”), unless such failure is due to Amper’s failure to perform or comply with the Agreement, (iii) if we enter into or announce our intention to enter into an Alternative Transaction, or (iv) if the Company fails to obtain the consent, release and acknowledgement from the SIBL receiver described above within 45 days from the date of the Agreement. In addition, we may terminate the Agreement as follows: (a) if Amper is in breach of the Agreement and such breach cannot be cured within 10 days following notice from us, (b) if any conditions to our obligations cannot be satisfied by the Termination Date, unless such failure is due to our failure to perform or comply with the Agreement, or (c) if our board of directors authorizes an Alternative Transaction. Either party may extend the Termination Date to February 1, 2011 if the failure to close is due solely to the inability to obtain the consent of the FCC to the transactions contemplated by the Agreement. If either party terminates the Agreement as a result of our entry into an Alternative Transaction, then Amper shall be entitled to receive from us a termination fee in the amount of 500,000 Euros. Also, if we terminate the Agreement as a result of Amper’s violation of its non-solicitation and exclusivity covenants, then we shall be entitled to receive from Amper a termination fee in the amount of 500,000 Euros.

As discussed above, we received from Amper an Exclusivity Advance in the amount of $5 million in connection with the execution of the Strategic Alliance Agreement. The repayment of the Exclusivity Advance remains subject to the terms set forth in the Strategic Alliance Agreement.

Separation of Executive

On August 13, 2010, we entered into a Separation Agreement with Javier Rodriguez, our former Vice President of Marketing. The Separation Agreement was effective June 30, 2010 and provides for, among other things, severance pay for a period of 12 months and contains a mutual release. The Separation Agreement terminates the employment agreement previously entered into by us and Mr. Rodriguez except, among other provisions, the confidentiality, non-competition and non-solicitation covenants which survive the termination of the employment agreement. In addition, as part of the Separation Agreement, Mr. Rodriguez will continue to provide consulting services to us on an ongoing basis.

Discontinued Operations – Fiji

In April 2009, the Reserve Bank of Fiji announced that Fiji’s currency had been devalued by 20% effective April 16, 2009, the President of Fiji annulled the country’s constitution, terminated all the judges in the country and declared himself the head of state. This triggered an impairment charge to our goodwill in Fiji during the year ended December 31, 2009 due to the anticipated economic instability and an uncertain business climate. These political events and any subsequent developments may have a negative impact on our business. As a result of these factors and the uncertainty caused by such factors, in December 2009 our Board of Directors approved management’s proposal to dispose of our operations in Fiji. We began to actively market and locate a buyer for our operations in Fiji during the quarter ended March 31, 2010. Accordingly, we have classified our operations in Fiji as discontinued operations during the six months ended June 30, 2010. On June 24, 2010, we entered into a settlement agreement with Sir James Ah Koy, Michael Ah Koy; Kelton Investments Ltd. (“Kelton Investments”); Kelton; Datec; Anthony Ah Koy; Carolyn Ah Koy; and Monica Ah Koy pursuant to which we agreed to transfer our interests in Datec Fiji in exchange for the return of 150,000 shares of our common stock.

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

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC for a discussion of our critical accounting policies. During the six months ended June 30, 2010, there were no material changes to these policies.

Results of Operations – Overview

We experienced a 34% growth in revenues for the six months ended June 30, 2010 compared with the same period in 2009. Our results for the six months ended June 30, 2009 reflect the translation of our Venezuelan operations at the official exchange rate, whereas the results for the six months ended June 30, 2010 reflect the translation of our Venezuelan operations at the parallel exchange rate through May 2010 and the SITME (as defined below) rate thereafter. Excluding the effect of the differences in exchange rates in Venezuela, revenues increased 85% for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Our results for the six months ended June 30, 2010 were impacted by the performance of a significant contract in Ecuador, improving customer confidence, improvement in economic conditions internationally, continued selective investment in strategic sales, marketing and customer support activities to drive sales and develop growth platforms, as well as the implementation of general and administrative cost-cutting measures.

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

Net loss decreased by $29.8 million, or 84%, during the six months ended June 30, 2010, compared with the same period in 2009. The decrease in our net loss results primarily from the decrease in our operating expenses of $12.3 million, as well as a decrease in our net loss from discontinued operations of $10.7 million. Also contributing to the decrease in our net loss is a decrease in the foreign currency swap of $1.4 million and a gain on the extinguishment of debt of $2.0 million recognized during the six months ended June 30, 2010. Net loss per share decreased 84%, from ($1.28) for the six months ended June 30, 2009 to ($0.21) for the six months ended June 30, 2010.

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

Venezuela

We measure assets, liabilities, sales and expenses denominated in Venezuelan Bolivar Fuertes converting such amounts into U.S. Dollars using the applicable exchange rate, and the resulting translation adjustments are included in earnings. Through May 2010, we used the parallel rate to convert transactions and balances denominated in Venezuelan Bolivar Fuertes into U.S. Dollars. Our results in Venezuela through May 2010 are reflected in the consolidated financial statements at the parallel exchange rate, which was approximately 8.98 to 1 U.S. Dollar; and during substantially all of 2009, we used the official rate of 2.15 to 1 to report the results of our Venezuelan operations. As of December 31, 2009, we changed the rate we use to translate our Venezuelan operations from the official exchange rate to the parallel exchange rate. Our considerations for changing the rate included indications that the Venezuelan government is not likely to continue to provide substantial currency exchange at the official rate for companies importing nonessential products, difficulties in obtaining approval for the conversion of local currency to U.S. Dollars at the official exchange rate (for imported products, royalties and distributions), and delays in obtaining payment approvals.

We continued to value our net monetary assets using the parallel exchange rate until May 17, 2010, at which time the Venezuela government enacted reforms to its foreign currency exchange control regulations (“the exchange control regulations”) to close down the parallel exchange market and announced its intent to implement an alternative market under the control of the Venezuela Central Bank. On June 9, 2010, the Venezuelan government introduced a newly regulated foreign currency exchange system, Sistema de Transacciones con Titulos en Moneda Extranjera (“SITME”), which is controlled by the Central Bank of Venezuela (“BCV”). Foreign currency exchange transactions not conducted through CADIVI or SITME may not comply with the exchange control regulations, and could therefore be considered illegal. The SITME imposes volume restrictions on the conversion of Venezuelan Bolivar Fuertes to U.S. Dollars, currently limiting such activity to a maximum equivalent of $350,000 per month.

As a result of the enactment of the reforms to the exchange control regulations, we changed the rate we use to remeasure Venezuelan Bolivar Fuerte-denominated transactions from the parallel exchange rate to the SITME rate specified by the BCV, which was quoted at 5.27 Venezuelan Bolivar Fuertes per U.S. Dollar on June 30, 2010. Since this new translation rate was more favorable than the parallel rate, we recorded a gain of $2.0 million for the three months ended June 30, 2010. However, due to the level of uncertainty in Venezuela, we cannot predict the exchange rate that will ultimately be used to convert our local currency monetary assets in Venezuela to U.S. Dollars in the future. As a result, negative charges reflecting a less favorable exchange rate outcome are possible.

Following are the exchange rates utilized to remeasure and translate our Venezuelan operations during the six months ended June 30, 2010 and 2009:

	As of June 30,
Monthly Average Exchange Rate:	2010	2009
January	6.15	2.15
Februrary	6.49	2.15
March	6.90	2.15
April	7.33	2.15
May	8.02	2.15
June	5.27	2.15
Year to Date Average Exchange Rate	6.69	2.15
Period End Exchange Rate	5.27	2.15

The aforementioned changes in the exchange rates have reduced the remeasured and translated value in U.S. Dollars of Bolivar Fuerte denominated Venezuelan transactions compared with prior periods. Revenues for Venezuela for the three months ended June 30, 2010, translated at the parallel rate through May 2010 and the SITME rate thereafter, were $5.6 million, compared to $7.5 million for the three months ended June 30, 2009, translated at the official rate. Gross profit for Venezuela for the three months ended June 30, 2010 was $1.8 million, or gross margin of 33%, compared to gross profit of $1.8 million, or gross margin of 24%, for the three months ended June 30, 2009. Operating expenses for Venezuela for the three months ended June 30, 2010 were $1.5 million, compared to $3.8 million for the three months ended June 30, 2009.

Revenues for Venezuela for the six months ended June 30, 2010, translated at the parallel rate through May 2010 and the SITME rate thereafter, were $9.0 million, compared to $20.5 million for the six months ended June 30, 2009, translated at the official rate. Gross profit for Venezuela for the six months ended June 30, 2010 was $2.7 million, or gross margin of 30%, compared to gross profit of $8.2 million, or gross margin of 40%, for the six months ended June 30, 2009. Operating expenses for Venezuela for the six months ended June 30, 2010 were $2.9 million, compared to $8.2 million for the six months ended June 30, 2009.

There will be an ongoing impact related to measuring the statement of operations for our Venezuelan operations at the SITME exchange rate. Our net sales and operating income in Venezuela are subject to a highly inflationary environment, which as of June 30, 2010, was in excess of 30% per year. The comparability of our Venezuelan results will be affected by the fluctuations in the exchange rates. Increases or decreases in the exchange rates will affect the resulting U.S. Dollar value reported in any given period and as such, the comparability of the results between periods.

Comparison of the Three Months Ended June 30, 2010 to the Three Months Ended June 30, 2009

The following table sets forth, for the periods indicated, unaudited interim condensed consolidated statements of operations information for our continuing operations in Latin America.

	For the Three Months Ended June 30,
	2010	2009	$ Change	% Change
Revenue
Product Sales	$16,441,149	$12,112,194	$4,328,955	35.7%
Services	16,469,666	10,526,559	5,943,107	56.5%

Total Revenue	32,910,815	22,638,753	10,272,062	45.4%
Cost of Revenue
Product Sales	14,765,690	10,810,464	3,955,226	36.6%
Services	9,475,887	6,962,435	2,513,452	36.1%

Total Cost of Revenue	24,241,577	17,772,899	6,468,677	36.4%

Gross Profit	8,669,238	4,865,854	3,803,384	78.2%
	26.3%	21.5%		4.8%
Expenses
Sales, Marketing and Customer Support	4,782,842	6,442,995	(1,660,153)	(25.8)%
General and Administrative	4,280,100	5,991,819	(1,711,719)	(28.6)%
Depreciation and Amortization	605,379	755,657	(150,278)	(19.9)%
Amortization – Intangible Assets	—	870,385	(870,385)	(100.0)%

Total Expenses	9,668,321	14,060,856	(4,392,535)	(31.2)%

Operating Income (Loss)	(999,083)	(9,195,002)	8,195,919	(89.1)%
Interest Expense, Net	(483,716)	(774,158)	290,442	(37.5)%
Change in Value of Noncontrolling Interest Purchase Price Obligation	—	814,127	(814,127)	(100.0)%
Other Income (Expense)	1,282,759	(1,601,687)	2,884,446	(180.1)%

Net Income (Loss)	$(200,040)	$(10,756,720)	$10,556,681	(98.1)%

Product Sales

Year over year growth in product sales was $4.3 million, or 36%. Excluding the effect of Venezuela’s product revenues in both periods, our year over year growth in product sales was $4.5 million, or 55%. The increase in product sales is primarily attributable to increased sales in our markets in Argentina, Colombia and Ecuador. During the three months ended June 30, 2010, we recognized approximately $2.4 million in product revenues related to a significant project in Argentina. During the three months ended June 30, 2010, product revenues in our Latin America segment benefited from higher dollar value sales and an increased customer base, as compared to the three months ended June 30, 2009.

The Venezuelan market, and to a lesser extent, our other Latin American markets, have been significantly affected by the global financial crisis and significant inflation. This has made it more challenging for our customers to maintain their capital spending and obtain credit to fund their purchases resulting in the termination, postponement or dollar value decrease of several contracts. Additionally, our results of operations for Venezuela are impacted by the differential between our revenue and cost cycles. Sales are mainly denominated in Bolivar Fuertes whereas purchases are mainly denominated in U.S. Dollars, thereby creating an exchange rate difference between revenues and costs, which has impacted our gross margins. In order to mitigate the risks that are present in Venezuela, management has been developing sales and customer bases in our other more profitable markets and restricting, to a lesser extent, its sales in Venezuela. We are also working closely with our sales personnel and vendors to enter into more profitable arrangements.

Product gross margin has remained relatively stable at 11% for the three months ended June 30, 2009 compared to 10% for the three months ended June 30, 2010. Excluding the effect of Venezuela in both periods, our product gross margin increased from 4% for the three months ended June 30, 2009 to 6% for the three months ended June 30, 2010.

Services

Year over year growth in revenue from the provision of professional ICT services was $5.9 million, or 57%. Excluding the effect of Venezuela’s service revenues in both periods, year over year growth in service revenues was $7.7 million, or 112%. During the three months ended June 30, 2010, we recognized approximately $4.6 million in services revenues related to a significant project in Ecuador. We expect to recognize an additional $2.0 million, in service revenue from this project, during the remainder of 2010. Although we have recognized the revenue related to this project in Ecuador consistent with our revenue recognition policies, the payment terms are such that the collection of these receivables is scheduled to occur in November 2010. The increase is also attributable to several new maintenance agreements entered into during the three months ended June 30, 2010 associated with product sales, which has resulted in a larger installed base of our equipment being serviced.

Venezuela’s revenues for the three months ended June 30, 2010 include service revenues at higher margins compared to the same period in the prior year. As noted above, the Venezuelan market, and to a lesser extent, our other Latin American markets, have been significantly affected by the global financial crisis and significant inflation.

Service gross margin increased from 34% for the three months ended June 30, 2009 to 42% for the three months ended June 30, 2010. Excluding the effect of Venezuela in both periods, our service gross margin increased from 39% for the three months ended June 30, 2009 to 41% for the three months ended June 30, 2010. Our gross margin for 2010 has benefited from the synergies achieved from the consolidation of costs among the markets we serve which enabled us to control costs, while increasing revenues.

Expenses

Our overall operating expenses during the three months ended June 30, 2010 decreased as a result of cost-cutting measures implemented during 2009 in response to the overall weakened economy in Latin America. We revised our growth plans while implementing cost control programs, optimizing back-office functions and reducing our headcount by approximately 300 people.

Sales, marketing and customer support costs include costs associated with advertising and promoting our products and services as well as supporting the customer after the sale is complete. Sales, marketing and customer support expenses for the three months ended June 30, 2009 reflect the significant investments made to expand our sales teams in multiple markets and roll out marketing campaigns supporting our entry into new markets such as Peru, El Salvador, Guatemala and Nicaragua. As a result of the weakened economic environment, we began reallocating resources by cutting plans and projects in order to reinvest in newer, more effective strategies, thereby reducing our costs during the three months ended June 30, 2010.

General and administrative expenses include back office expenses such as executive and support staff costs as well as professional fees for accounting, legal and other services associated with our Latin America operations. The three months ended June 30, 2010 reflect the benefits of our 2009 cost-cutting measures achieved mostly through reductions in salaries, office expenses and office-related expenses, including the closure of four offices in Latin America. We are beginning to benefit from the efficiencies resulting from the optimization of our back-office infrastructure, such as the combination of support functions, and the realization of savings from cost control programs, such as the limitation of travel expenses, implemented over the last several quarters.

During the year ended December 31, 2009, we reviewed the carrying value of our goodwill and intangible assets in our Latin American segment. As a result of the review, we recorded a $15 million impairment charge as of December 31, 2009, thereby reducing the carrying value of our goodwill to $8.0 million and our intangible assets to $0 at December 31, 2009. Since we no longer have amortizable intangible assets, we have not recorded amortization expense for the three months ended June 30, 2010.

Interest expense is the cost associated with our outstanding debt obligations in Latin America including lines of credit, loans from financial institutions and capital leases. Interest expense, net of interest income, decreased for the three months ended June 30, 2010, as compared to 2009, as a result of lower average outstanding debt obligations.

For the three months ended June 30, 2009, we recorded an $814,127 change in value of the noncontrolling interest purchase price obligation related to the remaining 30% interest in Desca which was previously owned by Jorge Enrique Alvarado Amado (“Alvarado”). On July 17, 2009, we consummated a purchase and sale transaction under a Securities Purchase Agreement effective as of July 1, 2009 with Alvarado pursuant to which, we purchased the remaining 3,000,000 Common Units of Desca for an aggregate purchase price of $1.9 million.

Other income and expense is comprised of non-operating items. Other income for the three months ended June 30, 2010 is mainly comprised of foreign currency exchange gains arising from the translation of our Venezuelan operations at the parallel rate through May 2010 and the SITME rate thereafter. Other expense for the three months ended June 30, 2009 is mainly comprised of foreign currency swap losses, which are no longer present in 2010, related to our operations in Venezuela.

Comparison of the Six Months Ended June 30, 2010 to the Six Months Ended June 30, 2009

The following table sets forth, for the periods indicated, unaudited interim condensed consolidated statements of operations information for our continuing operations in Latin America.

	For the Six Months Ended June 30,
	2010	2009	$ Change	% Change
Revenue
Product Sales	$42,206,630	$32,085,448	$10,121,182	31.5%
Services	25,469,040	18,923,337	6,545,703	34.6%

Total Revenue	67,675,670	51,008,785	16,666,885	32.7%
Cost of Revenue
Product Sales	34,887,370	23,382,854	11,504,516	49.2%
Services	14,978,704	12,240,551	2,738,153	22.4%

Total Cost of Revenue	49,866,074	35,623,405	14,242,669	40.0%

Gross Profit	17,809,596	15,385,380	2,424,216	15.8%
	26.3%	30.2%		(3.8)%
Expenses
Sales, Marketing and Customer Support	9,253,672	12,694,918	(3,441,246)	(27.1)%
General and Administrative	8,530,269	12,482,325	(3,952,056)	(31.7)%
Depreciation and Amortization	1,216,680	1,410,809	(194,129)	(13.8)%
Amortization – Intangible Assets	—	1,740,772	(1,740,772)	(100.0)%

Total Expenses	19,000,621	28,328,824	(9,328,203)	(32.9)%

Operating Income (Loss)	(1,191,025)	(12,943,444)	11,752,419	(90.8)%
Interest Expense, Net	(804,652)	(1,819,859)	1,015,207	(55.8)%
Gain on Extinguishment of Debt	2,037,500	–	2,037,500	100.0%
Change in Value of Noncontrolling Interest Purchase Price Obligation	—	814,127	(814,127)	(100.0)%
Other Income (Expense)	(1,407,145)	(2,327,625)	920,480	(39.5)%

Net Income (Loss)	$(1,365,322)	$(16,276,801)	$14,911,479	(91.6)%

Product Sales

Year over year growth in product sales was $10.1 million, or 32%. Excluding the effect of Venezuela’s product revenues in both periods, our year over year growth in product sales was $18.3 million, or 104%. The increase in product sales is primarily attributable to increased sales in our markets in Argentina, Colombia and Ecuador. During the six months ended June 30, 2010, we recognized approximately $9.1 million in product revenues related to two significant projects in Ecuador and approximately $2.0 million in product revenues related to a significant project in Argentina. Although we have recognized the revenue related to the projects in Ecuador consistent with our revenue recognition policies, the payment terms are such that the collection of these receivables is scheduled to occur in November 2010. During the six months ended June 30, 2010, product revenues in our Latin America segment benefited from higher dollar value sales and an increased customer base, as compared to the six months ended June 30, 2009.

Venezuela’s revenues for the six months ended June 30, 2009 include approximately $10.8 million in product and services revenue, translated at the official rate, related to three customers. Revenues from these same three customers amount to approximately $0.8 million, translated at the parallel rate, for the six months ended June 30, 2010. The Venezuelan market, and to a lesser extent, our other Latin American markets, have been significantly affected by the global financial crisis and significant inflation. This has made it more challenging for our customers to maintain their capital spending and obtain credit to fund their purchases resulting in the termination, postponement or dollar value decrease of several contracts. Additionally, our results of operations for Venezuela are impacted by the differential between our revenue and cost cycles. Sales are mainly denominated in Bolivar Fuertes whereas purchases are mainly denominated in U.S. Dollars, thereby creating an exchange rate difference between revenues and costs, which has impacted our gross margins. In order to mitigate the risks that are present in Venezuela, management has been developing sales and customer bases in our other more profitable markets and restricting, to a lesser extent, its sales in Venezuela. We are also working closely with our sales personnel and vendors to enter into more profitable arrangements.

Product gross margin decreased from 27% for the six months ended June 30, 2009 to 17% for the six months ended June 30, 2010. Excluding the effect of Venezuela in both periods, our product gross margin increased from 14% for the six months ended June 30, 2009 to 17% for the six months ended June 30, 2010.

Services

Year over year growth in revenue from the provision of professional ICT services was $6.5 million, or 35%. Excluding the effect of Venezuela’s service revenues in both periods, year over year growth in service revenues was $9.9 million, or 77%. During the six months ended June 30, 2010, we recognized approximately $4.6 million in services revenues related to a significant project in Ecuador. We expect to recognize an additional $2.0 million, in service revenue from this project, during the remainder of 2010 and a total of $4.2 million in services revenue during 2011 and 2012. Although we have recognized the revenue related to this project in Ecuador consistent with our revenue recognition policies, the payment terms are such that the collection of these receivables is scheduled to occur in November 2010. The increase is also attributable to several new maintenance agreements entered into during the six months ended June 30, 2010 associated with product sales, which has resulted in a larger installed base of our equipment being serviced.

Venezuela’s revenues for the six months ended June 30, 2009 include service revenues at higher margins related to three customers whose 2010 orders were significantly lower. As noted above, the Venezuelan market, and to a lesser extent, our other Latin American markets, have been significantly affected by the global financial crisis and significant inflation.

Service gross margin increased from 35% for the six months ended June 30, 2009 to 41% for the six months ended June 30, 2010. Excluding the effect of Venezuela in both periods, our service gross margin increased from 36% for the six months ended June 30, 2009 to 40% for the six months ended June 30, 2010. Our gross margin for 2010 has benefited from the synergies achieved from the consolidation of costs among the markets we serve which enabled us to control costs, while increasing revenues.

Expenses

Our overall operating expenses during the six months ended June 30, 2010 decreased as a result of cost-cutting measures implemented during 2009 in response to the overall weakened economy in Latin America. We revised our growth plans while implementing cost control programs, optimizing back-office functions and reducing our headcount by approximately 300 people.

Sales, marketing and customer support costs include costs associated with advertising and promoting our products and services as well as supporting the customer after the sale is complete. Sales, marketing and customer support expenses for the six months ended June 30, 2009 reflect the significant investments made to expand our sales teams in multiple markets and roll out marketing campaigns supporting our entry into new markets such as Peru, El Salvador, Guatemala and Nicaragua. As a result of the weakened economic environment, we began reallocating resources by cutting plans and projects in order to reinvest in newer, more effective strategies, thereby reducing our costs during the six months ended June 30, 2010.

General and administrative expenses include back office expenses such as executive and support staff costs as well as professional fees for accounting, legal and other services associated with our Latin America operations. The six months ended June 30, 2010 reflect the benefits of our 2009 cost-cutting measures achieved mostly through reductions in salaries, office expenses and office-related expenses, including the closure of four offices in Latin America. We are beginning to benefit from the efficiencies resulting from the optimization of our back-office infrastructure, such as the combination of support functions, and the realization of savings from cost control programs, such as the limitation of travel expenses, implemented over the last several quarters.

During the year ended December 31, 2009, we reviewed the carrying value of our goodwill and intangible assets in our Latin American segment. As a result of the review, we recorded a $15 million impairment charge as of December 31, 2009, thereby reducing the carrying value of our goodwill to $8.0 million and our intangible assets to $0 at December 31, 2009. Since we no longer have amortizable intangible assets, we have not recorded amortization expense for the six months ended June 30, 2010.

Interest expense is the cost associated with our outstanding debt obligations in Latin America including lines of credit, loans from financial institutions and capital leases. Interest expense, net of interest income, decreased for the six months ended June 30, 2010, as compared to 2009, as a result of lower average outstanding debt obligations.

On March 16, 2010, we entered into a Settlement Agreement with Stanford International Holdings (Panama) S.A. (“SIHP”), whereby we agreed to pay SIHP $462,500 in full and final settlement of a $2.5 million outstanding balance under a line of credit with Stanford Bank (Panama) S.A. Accordingly, we recorded a gain on the extinguishment of debt in the amount of $2,037,500 during the six months ended June 30, 2010.

For the six months ended June 30, 2009, we recorded an $814,127 change in value of the noncontrolling interest purchase price obligation related to the remaining 30% interest in Desca which was previously owned by Alvarado. On July 17, 2009, we consummated a purchase and sale transaction under a Securities Purchase Agreement effective as of July 1, 2009 with Alvarado pursuant to which, we purchased the remaining 3,000,000 Common Units of Desca for an aggregate purchase price of $1.9 million.

Other income and expense is comprised of non-operating items. The decrease in other expense for the six months ended June 30, 2010, as compared with the expense in 2009, is predominantly a result of foreign currency swap losses, which are no longer present in 2010, related to our operations in Venezuela, offset by an increase in income attributable to noncontrolling interest for the six months ended June 30, 2010.

Results of Operations – South Pacific

We offer mobile communications, Internet services and cable TV services (Moana TV) in American Samoa under the Bluesky Communications brand. In addition, we also own 66 2/3% of the ASH Cable in partnership with the American Samoa Government, providing high-speed networking connections between the territory of American Samoa and Hawaii. The products and services we offer in each of these markets vary depending on the infrastructure, existing telecommunication and data communications systems and the needs of the local economy. Our services revenue includes support provided to our clients by our systems engineers, IT support, and technical staff for new or existing software, hardware, systems, or applications as well as ISP and data network infrastructure and telecommunications services. Sales of related products include computer hardware, communications hardware and commercial off-the-shelf software sold through retail locations or by our direct sales force.

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

Comparison of the Three Months Ended June 30, 2010 to the Three Months Ended June 30, 2009

The following table sets forth, for the periods indicated, unaudited interim condensed consolidated statements of operations information for our continuing operations in the South Pacific.

	For the Three Months Ended June 30,
	2010	2009	$ Change	% Change
Revenue
Product Sales	$158,265	$20,882	$137,383	657.9%
Services	3,679,402	2,788,177	891,225	32.0%

Total Revenue	3,837,667	2,809,059	1,028,608	36.6%
Cost of Revenue
Product Sales	147,872	13,930	133,942	961.5%
Services	1,300,067	1,037,489	262,578	25.3%

Total Cost of Revenue	1,447,939	1,051,419	396,520	37.7%

Gross Profit	2,389,728	1,757,640	632,088	36.0%
	62.3%	62.6%		(0.3)%
Expenses
Sales, Marketing and Customer Support	183,500	215,906	(32,406)	(15.0)%
General and Administrative	692,013	578,453	113,560	19.6%
Depreciation and Amortization	942,926	501,558	441,368	88.0%
Amortization – Intangible Assets	93,828	569,383	(475,555)	(83.5)%

Total Expenses	1,912,267	1,865,300	46,967	2.5%

Operating Income (Loss)	477,461	(107,660)	585,121	(543.5)%
Interest Expense, Net	(330,553)	(165,763)	(164,790)	99.4%
Other Income (Expense)	91,951	(38,772)	130,723	(337.2)%

Net Income (Loss)	$238,859	$(312,195)	$551,055	(176.5)%

Product Sales

Revenues from product sales during the three months ended June 30, 2010 increased from the same period in 2009 due to an overall increase in retail sales for handsets and personal computers. This is largely due to efforts by our marketing team to introduce promotions in the market to pursue sales. The cost of revenue from product sales increased at a higher rate than the corresponding revenue, thereby decreasing our product margin, due to the write off of obsolete inventory coupled with the increase in the cost of warranty for certain equipment. Additionally, our product margin was also affected by incentives provided to customers for purchasing our products. We continue to expand our supplier base in order to maintain competitive pricing and products within our markets.

Services

Revenue from the provision of professional services for the three months ended June 30, 2010 increased as compared with the same period in 2009 primarily as a result of the provision of communication services through our undersea cable operations, as well as revenues generated from our cable television operations, both of which began generating revenues during the second quarter of 2009. Additionally, during the fourth quarter of 2009, we provided services for many Federal Disaster Recovery agencies in the wake of the September 2009 earthquake and tsunami that struck American Samoa, a portion of which have continued through the second quarter of 2010. Additionally, service revenue increased as a result of securing and activating additional fiber capacity for our existing customers and leased capacity for new broadband and fiber customers.

Our service gross margin increased from 63% for the three months ended June 30, 2009 to 65% for the three months ended June 30, 2010. The increase is primarily attributable to the higher margin sales related to the communication services provided by our undersea cable operations and our data services provided to our large broadband customers. The increase in our service margin was offset by our cable television service offerings, which carry a lower overall margin than some of our other services.

Expenses

General and administrative expenses were higher for the three months ended June 30, 2010 than for the same period in 2009. The increase is mainly due to legal, professional and management fees incurred for the undersea cable operations related to the broadband stimulus funding application process.

Expenses related to the depreciation of property, plant and equipment for the three months ended June 30, 2010 were higher than for the same period in 2009 mainly due to the installation of new network equipment to support the undersea cable operations.

Expenses related to the amortization of intangible assets for the three months ended June 30, 2010 decreased from the same period in 2009 primarily due to the termination of the amortization period of certain intangible assets acquired in connection with acquisitions made in 2006.

Interest expense, net of interest income, for the three months ended June 30, 2010 increased as compared to the same period in 2009 as a result of the $16.7 million debt associated with the undersea cable operations.

Other income, net was higher for the three months ended June 30, 2010, as compared to the same period in 2009 mainly as a result of the expense attributable to the noncontrolling interest on the American Samoan Hawaii Cable segment of our operations, representing the 33.33% ownership of the American Samoa Government.

Comparison of the Six Months Ended June 30, 2010 to the Six Months Ended June 30, 2009

The following table sets forth, for the periods indicated, unaudited interim condensed consolidated statements of operations information for our continuing operations in the South Pacific.

	For the Six Months Ended June 30,
	2010	2009	$ Change	% Change
Revenue
Product Sales	$285,612	$139,896	$145,716	104.2%
Services	7,330,445	5,178,968	2,151,477	41.5%

Total Revenue	7,616,057	5,318,864	2,297,193	43.2%
Cost of Revenue
Product Sales	295,685	138,109	157,576	114.1%
Services	2,496,720	1,902,919	593,801	31.2%

Total Cost of Revenue	2,792,405	2,041,028	751,377	36.8%

Gross Profit	4,823,652	3,277,836	1,545,816	47.2%
	63.3%	61.6%		1.7%

Expenses
Sales, Marketing and Customer Support	451,887	432,501	19,386	4.5%
General and Administrative	1,498,576	1,067,122	431,454	40.4%
Depreciation and Amortization	1,875,618	777,514	1,098,104	141.2%
Amortization – Intangible Assets	177,784	676,397	(498,613)	(73.7)%

Total Expenses	4,003,865	2,953,534	1,050,331	35.6%

Operating Income (Loss)	819,787	324,302	495,484	152.8%
Interest Expense, Net	(666,945)	(192,608)	(474,337)	246.3%
Other Income (Expense)	302,580	(8,807)	311,387	(3535.7)%

Net Income (Loss)	$455,422	$122,887	$332,535	270.6%

Product Sales

Revenues from product sales during the six months ended June 30, 2010 increased from the same period in 2009 primarily as a result of our marketing efforts to launch promotions aimed at incentivizing customers to purchase handsets and personal computers. The cost of revenue from product sales increased at a higher rate than the corresponding revenue, thereby decreasing our product margin, due to the write off of obsolete inventory coupled with the increase in the cost of warranty for certain equipment. Additionally, our product margin was also affected by incentives provided to customers for purchasing our products. We continue to expand our supplier base in order to maintain competitive pricing and products within our markets.

Services

Revenue from the provision of professional services for the six months ended June 30, 2010 increased as compared with the same period in 2009 primarily as a result of the provision of communication services through our undersea cable operations, as well as revenues generated from our cable television operations, both of which began generating revenues during the second quarter of 2009. During the fourth quarter of 2009, we provided services for many Federal Disaster Recovery agencies in the wake of the September 2009 earthquake and tsunami that struck American Samoa, portions of which have continued through the first half of 2010. Additionally, service revenue increased as a result of securing and activating additional fiber capacity for our existing customers and leased capacity for new broadband and fiber customers.

Our service gross margin increased from 63% for the six months ended June 30, 2009 to 66% for the six months ended June 30, 2010. The increase is primarily attributable to the higher margin sales related to the communication services provided by our undersea cable operations and our internet broadband services provided by our data operations. The increase in our service margin was offset by our cable television service offerings, which carry a lower overall margin than some of our other services.

Expenses

General and administrative expenses were higher for the six months ended June 30, 2010 than for the same period in 2009. The increase is mainly due to (a) back office expenses, such as executive and support staff costs, incurred with our undersea cable operations and cable television operations, both of which did not have substantial operations until the second half of 2009 and (b) legal, professional and management fees incurred for our undersea fiber cable operations related to the broadband stimulus funding application process.

Expenses related to the depreciation of property, plant and equipment for the six months ended June 30, 2010 were higher than for the same period in 2009 mainly due to the installation of new network equipment to support the undersea cable operations.

Expenses related to the amortization of intangible assets for the six months ended June 30, 2010 decreased from the same period in 2009 primarily due to the termination of the amortization period of certain intangible assets acquired in connection with acquisitions made in 2006.

Interest expense, net of interest income, for the six months ended June 30, 2010 increased as compared to the same period in 2009 as a result of the $16.7 million debt associated with the undersea cable operations.

The increase in other income, net for the six months ended June 30, 2010, as compared to other expense, net for the six months ended June 30, 2009 is mainly a result of the expense attributable to the noncontrolling interest on the American Samoan Hawaii Cable segment of our operations, representing the 33.33% ownership of the American Samoa Government.

Results of Operations – Corporate and Discontinued Operations

Comparison of the Three and Six Months Ended June 30, 2010 to the Three and Six Months Ended June 30, 2009

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

	For the Three Months Ended June 30,
	2010	2009	$ Change	% Change
Expenses
General and Administrative	$1,881,400	$4,177,795	$(2,296,395)	(55.0)%
Transaction Related Expenses	414,082	—	414,082	100.0%
Depreciation and Amortization	33,800	11,836	21,964	185.6%

Total Expenses	2,329,282	4,189,631	(1,860,349)	(44.4)%

Operating Income (Loss)	(2,329,282)	(4,189,631)	1,860,349	(44.4)%
Interest Expense, Net	(59,466)	(40,796)	(18,670)	45.8%
Other Income (Expense)	400	309,602	(309,202)	(99.9)%
Income (Loss) from Discontinued Operations	(30,152)	646,911	(677,063)	(104.7)%

Net Income (Loss)	$(2,418,500)	$(3,273,914)	$855,414	(26.1)%

	For the Six Months Ended June 30,
	2010	2009	$ Change	% Change
Expenses
General and Administrative	$4,356,304	$8,905,171	$(4,548,867)	(51.1)%
Transaction Related Expenses	532,439	—	532,439	100.0%
Depreciation and Amortization	65,894	26,030	39,864	153.1%

Total Expenses	4,954,637	8,931,201	(3,976,565)	(44.5)%

Operating Income (Loss)	(4,954,637)	(8,931,201)	3,976,565	(44.5)%
Interest Expense, Net	(84,852)	(6,064)	(78,788)	1299.3%
Other Income (Expense)	128,086	239,473	(111,387)	(46.5)%
Income (Loss) from Discontinued Operations	(29,686)	(10,770,044)	10,740,358	(99.7)%

Net Income (Loss)	$(4,941,089)	$(19,467,836)	$14,526,748	(74.6)%

General and administrative expenses are predominantly corporate overhead expenses including executive costs and fees for professional services. The decrease for the three and six months ended June 30, 2010 as compared to the same period in 2009 was primarily the result of lower legal and other professional fees, as well as lower compensation costs. Legal and professional fees during the three and six months ended June 30, 2009 include significant costs incurred related to the handling of various SIBL-related matters, including the modification of our Bridge Loan, restricted access to credit facilities with our banks in Latin America, credit holds from vendors and overall perception confusion regarding our relationship with SIBL. In addition, 2009 includes legal and professional fees incurred related to an unsuccessful potential acquisition, and other special non-recurring projects. Non-cash share-based compensation expense amounted to $310,396 and $625,919 for the three and six months ended June 30, 2010, respectively, compared to $535,472 and $1,170,308 for the three and six months ended June 30, 2009, respectively. The decrease in compensation costs for the three and six months ended June 30, 2010 is primarily attributable to a reduction in corporate headcount and lower salary and salary related expenses.

Transaction related expenses in 2010 mainly represent legal, professional, travel and other expenses incurred in connection with our transactions with Amper. The expenses are comprised of due diligence fees, contract negotiations and review, in-country visits, and investor presentations.

Other income (expense) is generally comprised of one-time, non-operating income and expense items. The decrease in other income for the three and six months ended June 30, 2010 as compared with the same period in 2009 is predominantly a result of (a) the settlement of previously recorded obligations and (b) other income recorded during the six months ended June 30, 2009 as a result of a decrease in the value of our liability regarding certain warrants to purchase our common stock, resulting in income during the period.

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

Liquidity and Capital Resources

Stanford International Bank Ltd.

As a result of the Stanford International Bank Ltd. (“SIBL”) receiverships, and the uncertainty caused by them, we lost access to our primary source of financing which negatively impacted our ability to obtain additional capital which we may need to fund our expansion plans and service our debt obligations. Also, due to the recent circumstances surrounding SIBL, our previous association with SIBL has become a significant detriment to our operations and prospects. Several banks in Latin America have restricted our access to revolving credit lines or have prevented additional draws on open credit lines requiring us to use cash reserves to remain current with our vendors. Our lines of credit with certain vendors have also been tightened with additional deposit or security requirements being added. The uncertainty caused by the possible impact of our association with SIBL has also inhibited our ability to obtain third party financing and has caused us to expend significant amounts of working capital that were not budgeted or anticipated. However, we do not believe that these factors will have a material adverse effect on our business, financial condition or results of operations.

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

In addition, local credit markets in Latin America have tightened and local bank lending policies have become more stringent than in the past. Our Latin American subsidiary, Desca, has had local lines of credit expire unrenewed as a result and we have had to supply cash to Desca to replace that liquidity.

Overall Cash Inflows and Outflows

We incurred a $5.8 million loss from continuing operations and used $16.7 million of cash in continuing operations for the six months ended June 30, 2010. As of June 30, 2010, we have a working capital of $2.9 million.

Operating Activities. We used $16.7 million to fund operations during the six months ended June 30, 2010. For the six months ended June 30, 2010, our loss from continuing operations, net of income tax expense amounted to $5.5 million, which included net non-cash expenses of $2.7 million. Changes in operating assets and liabilities utilized $13.9 million in cash.

Investing Activities. We paid $1.3 million for investments in capital assets during the six months ended June 30, 2010 and received $0.3 million from the release of restricted cash.

Financing Activities. We received $10.1 million in cash from financing activities during the six months ended June 30, 2010. During the six months ended June 30, 2010, we received $10.9 million in net proceeds from lines of credit and long-term debt. We paid an aggregate of $0.8 million in cash for our capital leases during the six months ended June 30, 2010.

On June 8, 2009, we entered into a Term Loan Agreement in the amount of $16,672,000 with ANZ, whereby the proceeds of the term loan were used to fund the construction, installation and delivery to customers of a fully operational underwater fiber optic cable linking America Samoa and Samoa to Hawaii and providing improved long distance telecommunication and data services.

On May 24, 2010 we entered into a Strategic Alliance Agreement with Amper pursuant to which we established an alliance aimed at expanding each other’s access to the Latin American and Caribbean markets and providing each other the opportunity to offer our combined portfolio of products, services, technology solutions and technical resources throughout the region. In consideration for the certain exclusivity covenants, Amper advanced to us the sum of $5 million.

As more fully described above, on July 29, 2010 we entered into a Contribution with Amper pursuant to which Amper will acquire 165,705,913 shares of our common stock in exchange for the contribution to eLandia by Amper of approximately 79.7% of their ownership in Medidata.

The successful management of our working capital needs is a key driver of our growth and cash flow generation of our operations in Latin America. One measurement we use to monitor working capital is days sales outstanding (“DSO”), which measures the number of days we take to collect revenue after a sale is made. Our June 30, 2010 consolidated annualized DSO was 108 days, compared with 128 days at December 31, 2009. Our DSO as of December 31, 2009 is on a pro forma basis to give effect to the classification of Datec PNG and Fiji as discontinued operations. The fluctuation in our DSO is mainly the result of higher annualized sales and lower average accounts receivable.

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

In order to address and mitigate these issues, we either (i) enter into short-term financing arrangements with our vendors which extends the date when payment is due, (ii) obtain short-term financing from local banks in country, or (iii) we may deploy working capital from eLandia. Additionally, we continue to successfully decrease our working capital debt and related interest expense in Latin America and have recently been able to refinance certain obligations with long-term debt, which historically was not possible.

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

As noted in prior filings, at December 31, 2009, we determined that the parallel rate was the appropriate rate to use for the translation of our Venezuelan financial statements for the purposes of consolidation based on the facts and circumstances of our business. In May 2010, the Venezuela government announced that trading in the historical parallel market would be suspended. They also announced that the Venezuela Central Bank would establish an alternative to the historical parallel market. This alternative exchange market contained a number of trading restrictions. The specifics of the Venezuela Central Bank alternative exchange option include a limitation of $350,000 U.S. Dollars per month for any particular entity, provided that no CADIVI approvals have been received over the prior 90 days. This is a substantial restriction in the amount of U.S. Dollars available for the payment of newly imported product, outside of the CADIVI approval process, as compared to the suspended parallel market. We continue to monitor this situation including the impact such restrictions may have on our future business operations. At this time, we are unable to predict with any degree of certainty how the recent changes as well as future developments within Venezuela will affect our Venezuela operations, if at all.

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

Our capital expenditures, together with ongoing operating expenses and obligations to service our debts, will likely decrease our available cash balances during the next fiscal year. We believe that our current level of working capital will be sufficient to sustain our current operations and service our debt obligations through at least July 1, 2011. However, there can be no assurance that the plans and actions proposed by management will be successful or that unforeseen circumstances will not require us to seek additional funding sources in the future or effectuate plans to conserve liquidity in the event additional sources of funds are needed or may not be available on acceptable terms, if at all. Although the overall economy is showing signs of recovery, in particular in the markets we serve, the current macro-economic conditions create risk and our ability to measure and react to these issues, as well as any issues that may arise as a result of the SIBL matter, will ultimately factor into our future success and ability to meet our business objectives and fulfill our business plan. In addition, if we are not able to sell our assets or our sources of revenue do not generate sufficient capital to fund operations, we will need to identify other sources of capital and/or we may be required to modify our business plan. Our inability to obtain needed debt and/or equity financing when needed or to generate sufficient cash from operations may require us to scale back our business plan and limit our planned growth and expansion activities, abandon projects and/or curtail capital expenditures. Our past association with SIBL, the current challenging economic conditions and the unusual events that have affected global financial markets have impaired our ability to identify and secure other sources of capital. At this time, we cannot provide any assurance that other sources of capital will be available.

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

We recognize the need for establishing entity level controls as defined by the COSO framework. We recognize the importance of having a Code of Business Conduct and FCPA training program; consistent finance and accounting policies and procedures; account reconciliation guidelines; whistle blower reporting mechanism; fraud risk assessment process; and delegation of authority document. To this end, we are requiring 100% compliance by each of our operations around the world with respect to the Code of Business Conduct, FCPA training and other corporate governance policies; development, circulation and training of accounting and finance policies; development and compliance of an account reconciliation policy; establishment of a whistle blower mechanism; development of a fraud risk assessment process and anti fraud program; development and communication of the delegation of authority document and other process enhancements.

Additionally, we are enforcing spreadsheet control policies, especially those affecting spreadsheets that are critical to the preparation of financial statements and related disclosures in accordance with GAAP and SEC regulations.

No other changes to internal controls over financial reporting have come to management’s attention during the six months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On June 24, 2010, we entered into a settlement agreement with the plaintiffs in this case, among others, pursuant to which subject to the satisfaction of certain closing conditions: (i) 150,000 shares of our common stock will be transferred to us in exchange for our interests in Datec Fiji and Datec Australia, (ii) the parties will dismiss all pending legal proceedings between them, (iii) the parties exchanged mutual general releases, and (iv) the parties agreed to be subject to certain non-interference, and non-disparagement covenants. The parties are currently seeking dismissal of this action.

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

On April 15, 2009, we filed a motion seeking a preliminary injunction to preclude defendants from prosecuting the Fiji Action or causing that action to be prosecuted. On April 17, 2009, the defendants filed a motion to dismiss for lack of personal jurisdiction and a memorandum in opposition to our motion for a preliminary injunction on grounds of personal jurisdiction with the court and we, in turn, filed, among others, our opposition to said motion on May 4, 2009. A hearing was held on July 7, 2009, on the personal jurisdiction issue and preliminary injunction. On August 22, 2009, the Court issued a Scheduling Order setting forth a timeline for this case. On August 24, 2009, the Court entered a Report and Recommendation on Motion to Dismiss recommending that the defendant’s motion for lack of personal jurisdiction be dismissed and an Order stating that our preliminary injunction motion would not be adjudicated at that stage and denied the same without prejudice. On September 11, 2009, the defendants filed objections to the Court’s Report and Recommendation and on October 5, 2009 we filed our response to said objections. On September 8, 2009, we filed a Second Amended Complaint to which the defendants filed an Answer and Affirmative Defenses on October 9, 2009. On October 9, 2009, the defendants also filed a Motion for Summary Judgment based on our alleged lack of standing. In February 2010, the Report and Recommendation was issued by the Court on the Defendant’s Motion for Summary Judgment. It was denied in all aspects except the claim for tortious interference, which the court recommended granting. On June 24, 2010, we entered into a settlement agreement with the plaintiffs in this case, among others, pending satisfaction of certain closing conditions pursuant to which (i) 150,000 shares of our common stock will be transferred to us in exchange for our interests in Datec Fiji and Datec Australia, (ii) the parties will dismiss all pending legal proceedings between them, (iii) the parties exchanged mutual general releases, and (iv) the parties agreed to be subject to certain non-interference, and non-disparagement covenants. This action was dismissed on June 25, 2010.

On June 12, 2008, Latin Node filed for an assignment for benefit of creditors in the 11th Judicial Circuit in and for Miami-Dade County, Florida. As part of this proceeding, all of the assets of Latin Node were transferred to Michael Phelan, Esq., assignee. On July 17, 2008, most of these assets were sold to the highest bidder, Business Telecommunications Services, Inc. (“BTS”). The immediate proceeds from the sale of these assets were used to pay administrative costs. A final court order approving the disposition of the proceeds from the sale of all other assets was scheduled for May 21, 2009. However, on May 20, 2009, Empresa Hondureña de Telecomunicaciones filed a Motion for Continuance or in the alternative, a Motion to stay the hearing. At a hearing held on September 17, 2009, the court appointed a Special Examiner to conduct an examination and determine whether the claims made by Hondutel were well-taken. The Special Examiner’s report was issued on February 16, 2010. The Special Examiner determined that Latin Node and/or eLandia did not act improperly in this matter. On April 27, 2010 the court granted the Order Approving Assignee’s Final Report, Fixing Fees, Discharging Assignee and Closing Case on this matter. As a result of the court order, the assignment for the benefit of creditors proceeding was concluded after the expiration of Hondutel’s right to appeal thirty days from the date of the court date.

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

ITEM 1A.	RISK FACTORS

Not required for smaller reporting companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Document	Method of Filing

10.1	Strategic Alliance Agreement, dated May 24, 2010, among eLandia, Desca and Amper.	Filed herewith.

10.2	Contribution Agreement, dated July 29, 2010, between eLandia and Amper.	Filed herewith.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELANDIA INTERNATIONAL INC.

Date: August 16, 2010	By:	/S/ PETE R. PIZARRO
Pete R. Pizarro
Chief Executive Officer

Date: August 16, 2010	By:	/S/ HARLEY L. ROLLINS, III
Harley L. Rollins, III
Chief Financial Officer

Exhibit Index

Exhibit No.	Description of Document	Method of Filing

10.1	Strategic Alliance Agreement, dated May 24, 2010, among eLandia, Desca and Amper.	Filed herewith.

10.2	Contribution Agreement, dated July 29, 2010, between eLandia and Amper.	Filed herewith.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.