Form 10-Q
period 2010-09-30
ELANDIA INTERNATIONAL INC.
filed 2010-11-19
CIK 1352819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

        Indicate by check mark whether the registrant has filed all documents and reports to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of November 15, 2010, the registrant had 27,740,220 shares of common stock, $0.00001 par value per share, outstanding.

ELANDIA INTERNATIONAL INC AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

eLandia International Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$5,986,474	$17,865,681
Restricted Cash	1,926,476	1,875,220
Accounts Receivable, Net	57,542,777	53,189,137
Inventories, Net	13,658,300	14,579,767
Prepaid Expenses and Other Current Assets	8,986,711	6,083,723
Deposits with Suppliers and Subcontractors	12,438,946	6,709,436
VAT Receivable, Net	5,312,136	4,263,590
Assets Held for Sale	—	1,739,968

Total Current Assets	105,851,820	106,306,522

Property, Plant and Equipment, Net	32,608,855	36,014,831
Telecommunications Licenses and Agreements	858,743	858,743
Customer Lists, Net	1,006,913	1,203,317
Contract Rights, Net	18,072	78,470
Goodwill	11,085,660	10,870,959
Assets Held for Sale - Long-Term	—	363,917
Other Assets	3,561,684	4,000,734

TOTAL ASSETS	$154,991,747	$159,697,493

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$36,596,419	$56,459,692
Accrued Expenses	19,941,006	12,446,838
Lines of Credit	10,103,778	11,451,140
Long-Term Debt - Current Portion	13,561,097	4,196,428
Long-Term Debt - Related Party - Current Portion	351,784	513,644
Capital Lease Obligations - Current Portion	1,264,818	1,256,226
Customer Deposits	17,282,635	11,562,218
Deferred Revenue	3,491,463	3,567,642
Liabilities of Discontinued Operations	758,091	1,738,314
Other Current Liabilities	1,260,852	950,040

Total Current Liabilities	104,611,943	104,142,182

Long-Term Liabilities
Long-Term Debt, Net of Current Portion	31,281,538	21,746,594
Capital Lease Obligations, Net of Current Portion	1,893,674	2,944,489
Liabilities of Discontinued Operations	500,000	1,000,000
Other Long-Term Liabilities	744,421	1,090,732

Total Long-Term Liabilities	34,419,633	26,781,815

Total Liabilities	139,031,576	130,923,997

Commitments and Contingencies

Stockholders’ Equity
eLandia International Inc. Stockholders’ Equity
Preferred Stock, $0.00001 Par Value; 35,000,000 Shares Authorized; 4,118,263 Shares Issued and Outstanding at September 30, 2010 and December 31, 2009, Respectively
Series A Convertible Preferred Stock, $0.00001 Par Value; 6,500,000 Shares Authorized; -0- Shares Issued and Outstanding at September 30, 2010 and December 31, 2009, Respectively	—	—
Series B Convertible Preferred Stock, $0.00001 Par Value; 14,074,074 Shares Authorized; 4,118,263 Shares Issued and Outstanding at September 30, 2010 and December 31, 2009, Respectively. Liquidation preference of $27,798,275 at September 30, 2010 and December 31, 2009, Respectively	16,679,962	16,679,962
Common Stock, $0.00001 par value; 200,000,000 Shares Authorized; 27,740,220 and 27,630,220 Shares Issued and Outstanding at September 30, 2010 and December 31, 2009, Respectively	276	275
Additional Paid-In Capital	172,224,595	171,278,627
Accumulated Deficit	(177,626,430)	(170,321,386)
Accumulated Other Comprehensive Income	(3,499,522)	3,108,194

Total eLandia International Inc. Stockholders’ Equity	7,778,881	20,745,672
Noncontrolling Interests	8,181,290	8,027,824

Total Stockholders’ Equity	15,960,171	28,773,496

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$154,991,747	$159,697,493

The accompanying notes are an integral part of these condensed consolidated financial statements.

eLandia International Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUE
Product Sales	$13,404,865	$22,169,227	$55,897,107	$54,394,571
Services	16,043,709	17,147,604	48,843,194	41,249,909

Total Revenue	29,448,574	39,316,831	104,740,301	95,644,480

COSTS AND EXPENSES
Cost of Revenue – Product Sales	10,616,413	18,287,372	45,799,468	41,808,335
Cost of Revenue – Services	8,936,110	10,002,109	26,411,534	24,145,579
Sales, Marketing and Customer Support	4,909,763	6,779,278	14,615,322	19,906,697
General and Administrative	6,824,575	9,250,708	21,209,724	31,705,326
Transaction Related Expenses	414,066	—	946,505	—
Depreciation and Amortization	1,621,847	1,647,211	4,780,039	3,861,564
Amortization – Intangible Assets	79,018	1,008,653	256,802	3,425,822

Total Operating Expenses	33,401,792	46,975,331	114,019,394	124,853,323

LOSS FROM CONTINUING OPERATIONS	(3,953,218)	(7,658,500)	(9,279,093)	(29,208,843)
OTHER (EXPENSE) INCOME
Interest Expense and Other Financing Costs	(996,531)	(1,283,982)	(2,633,806)	(3,732,289)
Interest Income	1,200	18,619	82,026	448,395
Other Income (Expense)	391,575	(837,439)	95,332	(634,373)
Gain on Extinguishment of Debt	—	—	2,037,500	—
Loss on Swap	—	(2,477,832)	—	(3,884,837)
Change in Value of Noncontrolling Interest Purchase Price Obligation	—	—	—	814,127
Foreign Exchange Gain (Loss)	505,391	(534,123)	142,441	(1,091,835)

Total Other (Expense) Income	(98,365)	(5,114,757)	(276,507)	(8,080,812)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX (EXPENSE) BENEFIT	(4,051,583)	(12,773,257)	(9,555,600)	(37,289,655)
Income Tax (Expense) Benefit	(10,788)	18	(10,797)	9

LOSS FROM CONTINUING OPERATIONS, NET OF INCOME TAX (EXPENSE) BENEFIT	(4,062,371)	(12,773,239)	(9,566,397)	(37,289,646)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX (EXPENSE) BENEFIT	2,444,505	(204,423)	2,414,819	(10,974,467)

NET LOSS	$(1,617,866)	$(12,977,662)	$(7,151,578)	$(48,264,113)
Less: Loss (Income) Attributable to Noncontrolling Interests	163,811	422,066	(153,466)	86,767

NET LOSS ATTRIBUTABLE TO ELANDIA INTERNATIONAL INC.	$(1,454,055)	$(12,555,596)	$(7,305,044)	$(48,177,346)

AMOUNTS ATTRIBUTABLE TO ELANDIA INTERNATIONAL INC.
Loss from Continuing Operations	$(3,898,560)	$(12,351,173)	$(9,719,863)	$(37,202,879)
Income (Loss) from Discontinued Operations	2,444,505	(204,423)	2,414,819	(10,974,467)

NET LOSS ATTRIBUTABLE TO ELANDIA INTERNATIONAL INC.	$(1,454,055)	$(12,555,596)	$(7,305,044)	$(48,177,346)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO ELANDIA INTERNATIONAL INC., BASIC AND DILUTED
Continuing Operations	$(0.14)	$(0.46)	$(0.35)	$(1.35)
Discontinued Operations	0.09	(0.01)	0.09	(0.40)

Net Loss per Common Share	$(0.05)	$(0.47)	$(0.26)	$(1.75)

Weighted Average Number of Common Shares Outstanding, Basic and Diluted	27,768,345	26,873,562	27,734,242	27,567,644

OTHER COMPREHENSIVE LOSS, NET OF TAX
Net Loss	$(1,617,866)	$(12,977,662)	$(7,151,578)	$(48,264,113)
Foreign Currency Translation Adjustment	(3,731,008)	364,616	(6,607,716)	(1,191,441)

Comprehensive Loss	(5,348,874)	(12,613,046)	(13,759,294)	(49,455,554)
Comprehensive Loss (Income) Attributable to Noncontrolling Interest	163,811	320,872	(153,466)	86,767

COMPREHENSIVE LOSS ATTRIBUTABLE TO ELANDIA INTERNATIONAL INC.	$(5,185,063)	$(12,292,174)	$(13,912,760)	$(49,368,787)

The accompanying notes are an integral part of these condensed consolidated financial statements.

eLandia International Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

For The Nine Months Ended September 30, 2010

(Unaudited)

	Preferred Stock - Series A $0.00001 Par Value		Preferred Stock - Series B $0.00001 Par Value		Common Stock $0.00001 Par Value		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCES — December 31, 2009	—	$—	4,118,263	$16,679,962	27,630,220	$275	$171,278,627	$(170,321,386)	$3,108,194	$8,027,824	$28,773,496
Issuance of Common Stock for Consulting Services	—	—	—	—	100,000	1	29,999	—	—	—	30,000
Issuance of Common Stock in Connection with Purchase of Noncontrolling Interest	—	—	—	—	10,000	—	5,500	—	—	—	5,500
Foreign Currency Translation Adjustment	—	—	—	—	—	—	—	—	(6,607,716)	—	(6,607,716)
Share-based Compensation	—	—	—	—	—	—	910,469	—	—	—	910,469
Net (Loss) Income	—	—	—	—	—	—	—	(7,305,044)	—	153,466	(7,151,578)

BALANCES — September 30, 2010	—	$—	4,118,263	$16,679,962	27,740,220	$276	$172,224,595	$(177,626,430)	$(3,499,522)	$8,181,290	$15,960,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

eLandia International Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss from Continuing Operations	$(9,566,397)	$(37,289,646)

Adjustments to Reconcile Net Loss from Continuing Operations to Net Cash and Cash Equivalents Used in Operating Activities:
Provision for Doubtful Accounts	572,419	(117,816)
Provision for Non-Collectible VAT Receivable	29,074	520,302
Share-Based Compensation	910,469	1,470,126
Depreciation and Amortization	4,780,039	3,861,564
Amortization — Intangible Assets	256,802	3,425,822
Amortization of Deferred Financing Costs and Discount on Long-Term Debt	85,360	40,092
Issuance of Common Stock for Marketing Services	—	3,134
Change in Value of Warrant	—	(269,629)
Change in Value of Noncontrolling Interest Purchase Price Obligation	—	(814,127)
Gain on Extinguishment of Debt	(2,037,500)	—
Foreign Currency (Gain) Loss	(142,441)	1,091,835
Loss on Swap	—	3,884,837
Accrued Interest on Long-Term Debt — Related Party	—	6,247
Changes in Operating Assets and Liabilities:
Accounts Receivable	(4,926,059)	23,885,571
Inventories	921,467	(2,902,960)
Prepaid Expenses and Other Current Assets	(3,034,848)	202,912
Deposits with Suppliers and Subcontractors	(5,729,510)	(3,924,494)
VAT Receivable	(1,077,620)	(2,434,098)
Other Assets	406,131	404,402
Accounts Payable	(19,863,273)	(14,630,007)
Accrued Expenses	7,492,368	(382,935)
Customer Deposits	5,720,417	(1,899,399)
Deferred Revenue	(76,179)	(1,282,451)
Other Liabilities	(35,499)	2,038,844

TOTAL ADJUSTMENTS	(15,748,383)	12,177,772

CASH AND CASH EQUIVALENTS USED IN OPERATING ACTIVITIES	(25,314,780)	(25,111,874)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Paid for Acquisitions	—	(3,564,534)
Proceeds from the Sale of Subsidiary	—	5,587,573
Purchases of Property and Equipment	(1,374,063)	(15,511,711)
Redemptions of Certificates of Deposits	—	8,157,104
Restricted Cash	(51,256)	1,852,847

CASH AND CASH EQUIVALENTS USED IN INVESTING ACTIVITIES	(1,425,319)	(3,478,721)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (Payments) on Lines of Credit, Net	690,138	(14,164,390)
Proceeds from Long-Term Debt, Net	18,847,172	18,458,143
Principal Payments on Capital Leases	(1,042,223)	(662,079)
Payment for Acquisition of Noncontrolling Interest	(34,200)	—
Transaction Costs Paid — Conversion of Promissory Note	—	(226,829)
Proceeds from Noncontrolling Interest Subscription Receivable	—	6,000,000
Payment to Noncontrolling Interest for Settlement of Purchase Price Obligation	—	(500,000)
Payment for Settlement of Put/Call Agreement	—	(259,998)
Financing Costs Paid — Long-Term Debt	—	(304,115)

CASH AND CASH EQUIVALENTS PROVIDED BY FINANCING ACTIVITIES	18,460,887	8,340,732

CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating Cash Flows	3,039,671	1,817,105
Investing Cash Flows	—	(65,609)
Financing Cash Flows	(1,190)	(1,135,976)

NET CASH AND CASH EQUIVALENTS PROVIDED BY DISCONTINUED OPERATIONS	3,038,481	615,520

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(6,638,476)	(6,179,327)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,879,207)	(25,813,670)
CASH AND CASH EQUIVALENTS — Beginning	17,865,681	37,304,258

CASH AND CASH EQUIVALENTS — Ending	$5,986,474	$11,490,588

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid During the Periods For:
Interest	$1,591,122	$2,399,539
Taxes	$3,357,117	$1,855,535

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of Common Stock for Consulting Services	$30,000	$—
Partial Settlement of Long-Term Debt - Related Party	$161,860	$—
Conversion of Convertible Promissory Notes - Related Party to Series B Convertible Preferred Stock	$—	$12,000,000
Accrued Interest Contributed to Capital Upon Conversion of Promissory Note - Related Party	$—	$199,618
Cancellation of Common Stock Upon Conversion of Promissory Note - Related Party	$—	$162
Issuance of Restricted Stock	$—	$6
Acquisition of Equipment with Issuance of Capital Leases	$—	$1,333,597
Accrued Interest Contributed to Capital Upon Conversion of Promissory Note - Related Party	$—	$—
Sale of Subsidiary Shares to Noncontrolling Interest	$—	$—
Issuance of Common Stock in Connection with Settlement of CTT Purchase Price	$—	$105,000
Issuance of Promissory Note - Related Party in Connection with Settlement of Put/Call Agreement	$—	$2,340,000
Value of Common Stock Issued in Connection with Promissory Note	$—	$146,250
Issuance of Promissory Note - Related Party in Connection with Settlement of Noncontrolling Interest Purchase Price Obligation	$—	$500,000
Settlement of Noncontrolling Interest Purchase Price Obligation	$—	$6,134,711
Issuance of Common Stock in Connection with Purchase of 30% Interest in Desca	$—	$850,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2010

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

NOTE 2 – Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements as of September 30, 2010, and for the three and nine months then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited consolidated financial statements. The unaudited interim condensed consolidated balance sheet as of September 30, 2010, unaudited interim condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009, the unaudited interim condensed consolidated statement of stockholders’ equity for the nine months ended September 30, 2010, and the unaudited interim condensed consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and nine months ended September 30, 2010 are not necessarily indicative of results to be expected for the year ending December 31, 2010 or for any future interim period. The condensed consolidated balance sheet at December 31, 2009 has been derived from audited consolidated financial statements; however, these notes to the condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete consolidated financial statements. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC.

NOTE 3 – Liquidity, Financial Condition and Management’s Plans

We incurred a $9.6 million loss from continuing operations, net of income tax expense, and used $25.3 million of cash in continuing operations for the nine months ended September 30, 2010. As of September 30, 2010, we have a $177.6 million accumulated deficit and working capital of $1.2 million.

Our net loss includes an aggregate of $4.5 million of net non-cash charges, principally consisting of $5.1 million of depreciation and amortization and $0.9 million of share-based compensation. Offsetting these charges is $2.0 million from the gain on extinguishment of debt.

Our sources of funds include cash from external financing arrangements, including a term loan in the amount of $16.7 million and a revolving line of credit facility of up to $5 million from ANZ Finance American Samoa, Inc., various lines of credit with multiple local banks in South and Central America and financing of trade payables provided by our principal supplier.

As more fully described in Note 9, on May 24, 2010, eLandia and our wholly-owned subsidiary, eLandia/Desca Holdings, LLC (“Desca”), entered into a Strategic Alliance Agreement (the “Strategic Alliance Agreement”) with Amper, S.A. (“Amper”). Pursuant to the Strategic Alliance Agreement, the parties have established an alliance aimed at expanding each party’s access to the Caribbean and Latin American markets and providing the parties the opportunity to offer their combined portfolio of products, services, technology solutions and technical resources throughout the region. In consideration for certain exclusivity covenants, Amper advanced to us the sum of $5 million (the “Exclusivity Advance”). The Exclusivity Advance is repayable in accordance with the terms of the Strategic Alliance Agreement. The amounts outstanding under the Exclusivity Advance accrue interest at 12% per annum until repaid to Amper.

On July 29, 2010, we entered into a Contribution Agreement with Amper pursuant to which Amper will acquire 85% of our issued and outstanding shares of common stock in exchange for the contribution to eLandia by Amper of approximately 79.7% of the outstanding capital stock of Medidata Informática, S.A. (“Medidata”). Medidata offers integrated communications solutions to telecommunications operators, corporations, financial clients and governments in Brazil (see Note 10).

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

September 30, 2010

(Unaudited)

Management believes that our current level of working capital at September 30, 2010 will be sufficient to sustain operations through at least October 1, 2011. However, there can be no assurance that the plans and actions proposed by management will be successful or that unforeseen circumstances will not require us to seek additional funding sources in the future or effectuate plans to conserve liquidity. In addition, there can be no assurance that in the event additional sources of funds are needed they will be available on acceptable terms, if at all. Although the overall economy is showing signs of recovery, in particular in the markets we serve, the current macro-economic conditions create risk and our ability to measure and react to these issues will ultimately factor into our future success and ability to meet our business objectives and fulfill our business plan. In addition, if we are not able to sell our assets or our sources of revenue do not generate sufficient capital to fund operations, we will need to identify other sources of capital and/or we may be required to modify our business plan. Our inability to obtain needed debt and/or equity financing when needed or to generate sufficient cash from operations may require us to scale back our business plan and limit our planned growth and expansion activities, abandon projects and/or curtail capital expenditures. Our past association with Stanford International Bank Ltd (“SIBL”), the current challenging economic conditions and the unusual events that have affected global financial markets have impaired our ability to identify and secure other sources of capital. At this time, we cannot provide any assurance that other sources of capital will be available.

Our cash position has been declining since January 1, 2009. In order to reverse this trend, we are enforcing our collection terms more stringently than in the past and are also requiring customer advances and/or earlier payment terms for certain customers in certain markets. Additionally, in Venezuela, due to the economic challenges that exist in that marketplace, we have not had the liquidity and/or ability to pay down our payables on a more timely basis. As a result, we have been experiencing credit holds from our principal vendor in Venezuela, which has limited our ability to expand and/or operate our business. We are actively seeking additional working capital that will allow us to book sales irrespective of credit limitations that may be imposed by our vendors. If we cannot continue to strengthen our overall financial position, we may experience additional restrictions on our vendor credit. Such events could have a material adverse impact on our results of operations and financial condition.

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

Reclassification

We have reclassified certain prior year amounts to conform to the current period’s presentation. These reclassifications have no effect on the financial position or results of operations reported as of and for the three and nine months ended September 30, 2009.

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

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

September 30, 2010

(Unaudited)

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

Accounts Payable

Included in our accounts payable at September 30, 2010 and December 31, 2009 is approximately $5.7 million and $17.9 million, respectively, of short-term vendor financed payables.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss per common share attributable to eLandia by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted net loss per common share attributable to eLandia for the three and nine months ended September 30, 2010 and 2009 includes 28,125 unexercised warrants, respectively, each with an exercise price of $.001 per share.

The computation of basic loss per share for the three and nine months ended September 30, 2010 and 2009 excludes the following potentially dilutive securities because their inclusion would be anti-dilutive.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Convertible Preferred Stock	4,118,263	4,118,263	4,118,263	4,118,263
Common Stock Purchase Warrants	1,409,259	1,409,259	1,409,259	1,409,259
Stock Options	8,621,000	7,823,500	8,621,000	7,823,500

	14,148,522	13,351,022	14,148,522	13,351,022

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

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

September 30, 2010

(Unaudited)

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

NOTE 5 – Fair Value

We have determined the estimated fair value amounts presented in these unaudited interim condensed consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the unaudited interim condensed consolidated financial statements are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. We have based these fair value estimates on pertinent information available as of September 30, 2010 and December 31, 2009. As of September 30, 2010 and December 31, 2009, the carrying value of all financial instruments approximates fair value.

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

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

September 30, 2010

(Unaudited)

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

The following are the classes of assets measured at fair value on a nonrecurring basis as of September 30, 2010 and December 31, 2009, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at September 30, 2010	Total Impairment for the Nine Months Ended September 30, 2010
Goodwill	$—	$—	$11,085,660	$11,085,660	$—
Intangible Assets	—	—	1,883,728	1,883,728	—

Total	$—	$—	$12,969,388	$12,969,388	$—

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2009	Total Impairment for the Nine Months Ended September 30, 2009
Goodwill	$—	$—	$10,870,959	$10,870,959	$—
Intangible Assets	—	—	2,140,530	2,140,530	—

Total	$—	$—	$13,011,489	$13,011,489	$—

NOTE 6 – Discontinued Operations

Our discontinued operations are comprised of (i) our 50% interest in Datec PNG, which was sold in April 2009; (ii) our operations in Fiji; and (iii) certain eLandia predecessor companies that no longer conduct any operations.

In April 2009, the Reserve Bank of Fiji announced that Fiji’s currency had been devalued by 20% effective April 16, 2009, and the President of Fiji annulled the country’s constitution, terminated all the judges in the country and declared himself the head of state. This triggered an impairment charge to our goodwill in Fiji during the year ended December 31, 2009 due to the anticipated economic instability and an uncertain business climate. As a result of these factors and the uncertainty caused by such factors, in December 2009 our Board of Directors approved management’s proposal to dispose of our operations in Fiji. Management began to actively market and locate a buyer for our operations in Fiji during the quarter ended March 31, 2010. As more fully described in Note 11, on June 24, 2010, we entered into a settlement agreement with Kelton Investments Ltd. (“Kelton”) and Datec Group Ltd. (“Datec”), as plaintiffs, among others, pursuant to which 150,000 shares of our common stock will be transferred to us in exchange for our interests in Datec Fiji and Datec Australia. As a result of the settlement and resolution of the material closing conditions during the quarter ended September 30, 2010, we re-measured the value of the net liabilities to be transferred at the lower of the carrying amount or fair value. We determined that the fair value of the 150,000 shares of our common stock to be returned to us was deminimus. Accordingly, we recorded a gain in discontinued operations, which includes the results of operations for the three and nine months ended September 30, 2010, of $2.4 million. That gain includes approximately $3.6 million from the recovery of accumulated translation gains previously reflected as a component of other comprehensive income.

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

September 30, 2010

(Unaudited)

A summary of our assets and liabilities from discontinued operations as of September 30, 2010 and December 31, 2009 and our results of discontinued operations for the three and nine months ended September 30, 2010 and 2009 is as follows:

Assets and Liabilities of Discontinued Operations

	As of September 30, 2010	As of December 31, 2009
Cash	$—	$249,969
Accounts Receivable, Net	—	808,382
Inventory, Net	—	232,384
Prepaid Expenses and Other Current Assets	—	318,191
Deposits with Suppliers and Subcontractors	—	131,042

Assets Held for Sale - Current	$—	$1,739,968

Property, Plant and Equipment, net	$—	$354,501
Other Assets	—	9,416

Assets Held for Sale - Long-Term	$—	$363,917

Accounts Payable	$—	$464,292
Accrued Expenses	48,091	668,415
Accrued FCPA Penalty	700,000	500,000
Capital Lease Obligations	10,000	11,190
Deferred Revenue	—	73,706
Other Current Liabilities	—	20,711

Liabilities from Discontinued Operations - Current	$758,091	$1,738,314

Accrued FCPA Penalty	$500,000	$1,000,000

Liabilities from Discontinued Operations - Long Term	$500,000	$1,000,000

Results of Discontinued Operations

	For the Three Months Ended Sept 30,		For the Nine Months Ended Sept 30,
	2010	2009	2010	2009
Revenue	$1,999,664	$1,173,284	$5,101,487	$14,486,160
Cost of Revenue	(1,360,030)	(619,040)	(3,298,760)	(8,648,869)
Sales, Marketing and Customer Support	(317,878)	(393,401)	(952,568)	(2,719,600)
General and Administrative	(256,882)	(362,757)	(760,358)	(2,122,315)
Impairment of Intangible Assets and Goodwill	—	—	—	(11,852,969)
Depreciation and Amortization	(37,259)	(38,115)	(109,326)	(560,089)
Amortization – Intangible Assets	—	(8)	—	(290,083)
Interest Expense, net	(1,461)	(4,598)	(4,119)	(44,147)
Other Income	2,418,351	40,212	2,438,463	777,445

Net Income (Loss) from Discontinued Operations	$2,444,505	$(204,423)	$2,414,819	$(10,974,467)

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

September 30, 2010

(Unaudited)

NOTE 7 – Goodwill and Intangible Assets

Goodwill and intangible assets, net, consist of the following:

	Latin	South
Goodwill:	America	Pacific	Total
Balance at December 31, 2009	$7,972,097	$2,898,862	$10,870,959
Foreign currency translation effect	214,701	—	214,701

Balance at September 30, 2010	$8,186,798	$2,898,862	$11,085,660

	Finite Lived Assets		Indefinite Lived Assets
Intangible Assets:	Customer Lists	Contract Rights	Telecommunications Licenses and Agreements
Gross Value at December 31, 2009	$1,833,100	$1,219,000	$858,743
Accumulated Amortization at December 31, 2009	(629,783)	(1,140,530)	—

Net Value at December 31, 2009	$1,203,317	$78,470	$858,743

Gross Value at September 30, 2010	$1,833,100	$1,219,000	$858,743
Accumulated Amortization at September 30, 2010	(826,187)	(1,200,928)	—

Net Value at September 30, 2010	$1,006,913	$18,072	$858,743

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

NOTE 8 – Gain on Extinguishment of Debt

On March 16, 2010, we entered into a Settlement Agreement with Stanford International Holdings (Panama) S.A. (“SIHP”), whereby we agreed to pay SIHP $462,500 in full and final settlement of a $2.5 million outstanding line of credit with Stanford Bank (Panama) S.A. Accordingly, we recorded a gain on the extinguishment of debt in the amount of $2,037,500 during the nine months ended September 30, 2010.

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

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

September 30, 2010

(Unaudited)

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

At September 30, 2010, the carrying value of the Strategic Alliance Agreement was $5,000,000. Contractual interest expense amounted to $187,463 which was recorded as a component of interest expense in the accompanying unaudited interim condensed consolidated statement of operations as of September 30, 2010.

NOTE 10 – Contribution Agreement

On July 29, 2010, we entered into a Contribution Agreement (the “Agreement”) with Amper. As discussed in Note 9, on May 24, 2010, we entered into a Strategic Alliance Agreement with Amper pursuant to which, among other things, the parties agreed to evaluate a potential equity transaction. Pursuant to this Agreement, Amper will acquire certain shares of our newly issued common stock in exchange for the contribution to eLandia by Amper of approximately 90% of the outstanding capital stock of Hemisferio Norte, S.A. (“Hemisferio”). Hemisferio has one wholly-owned direct subsidiary, Hemisferio Sul Participaçoes Ltda. (“Hemisferio Sul”), and two indirect subsidiaries, Medidata and XC Comercial e Exportadora Ltda. (“XC”). Hemisferio Sul owns 88.96% of Medidata, and Medidata owns 100% of XC. Hemisferio, Hemisferio Sul, Medidata and XC are collectively referred to in the Agreement as the “Contributed Entities.” The shares of our common stock being issued to Amper will represent approximately 85% of our issued and outstanding shares of common stock following the closing of the transactions contemplated by the Agreement.

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

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

September 30, 2010

(Unaudited)

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

NOTE 11 – Commitments and Contingencies

Strategic Alliance

In September 2010, we entered into an agreement with Medidata, pursuant to which Medidata advanced us $5.9 million (unrelated to the Exclusivity Advance, as discussed in Note 9), secured by various contracts at Desca. The advance will be repaid in approximately six months and will include approximately $1 million of interest expense. The advance is included in customer deposits in the accompanying unaudited interim condensed consolidated balance sheet at September 30, 2010.

Separation of Executive

On August 13, 2010, we entered into a Separation Agreement with Javier Rodriguez, our former Vice President of Marketing. The Separation Agreement was effective June 30, 2010 and provides for, among other things, severance pay for a period of 12 months and contained a mutual release. The Separation Agreement terminated the employment agreement previously entered into by us and Mr. Rodriguez except, among other provisions, the confidentiality, non-competition and non-solicitation covenants which survived the termination of the employment agreement. In addition, as part of the Separation Agreement, Mr. Rodriguez continues to provide consulting services to us on an ongoing basis.

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

September 30, 2010

(Unaudited)

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

On May 15, 2009, the district court in Dallas ruled that the Antiguan liquidators for SIBL are entitled to seek Chapter 15 bankruptcy protection for SIBL under U.S. law. A Chapter 15 filing assists in resolving cases involving debtors, assets and claimants in multiple countries. The Antiguan liquidators for SIBL sought the authority to file for bankruptcy as a means of safeguarding SIBL’s assets. The Antiguan liquidators for SIBL and the U.S. Receiver have since agreed, subject to approval of the stipulation by the District Court for the Northern District of Texas and the Antiguan court, to settle the pending litigation between them regarding SIBL in the United States. The Antiguan liquidators will withdraw their petition for Recognition of Foreign Main Proceeding Pursuant to Chapter 15 of the U.S. Bankruptcy Code and will not oppose or interfere with the U.S. Receiver’s status in the United States nor his efforts to take control of assets, and the proceeds of sale of assets, located in the United States.

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

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

September 30, 2010

(Unaudited)

Since 2003, Venezuela has imposed currency controls and created the Commission of Administration of Foreign Currency (“CADIVI”) with the task of establishing detailed rules and regulations and generally administering the exchange control regime. These controls fix the exchange rate between the Bolivar Fuerte and the U.S. Dollar, and restrict the ability to exchange Bolivar Fuertes for U.S. Dollars and vice versa. The near-term effect has been to restrict our ability to pay dollar denominated obligations and repatriate funds from Venezuela in order to meet our cash requirements. In particular, the currency controls in Venezuela have restricted our ability to make payments to certain vendors in U.S. Dollars, causing us to borrow money to meet these obligations and to be subject to credit holds by vendors, which have caused delays in the delivery of customer orders thus delaying or causing the loss of sales, particularly in the September 2010 quarter.

We apply to the Venezuelan government’s Foreign Exchange Administrative Commission, CADIVI, for the conversion of local currency to U.S. Dollars at the official exchange rate. The parallel exchange market is used for U.S. Dollar needs other than conversions obtained through CADIVI, and the parallel exchange market has rates less favorable than the official exchange rate.

As of December 31, 2009, we changed the rate we used to remeasure and translate our Venezuelan subsidiary’s transactions and balances from the official exchange rate to the parallel exchange rate, which approximated 5.97 Venezuelan Bolivar Fuertes to the U.S. Dollar on December 31, 2009. The resulting foreign currency exchange loss of approximately $4.4 million was recorded in our consolidated statement of operations as of December 31, 2009. Our considerations for changing the rate included indications that the Venezuelan government is not likely to continue to provide substantial currency exchange at the official rate for companies importing nonessential products, difficulties in obtaining approval for the conversion of local currency to U.S. Dollars at the official exchange rate (for imported products, royalties and distributions), and delays in obtaining payment approvals.

On January 11, 2010, the Venezuelan government devalued the Venezuelan Bolivar Fuerte and changed to a two-tier exchange structure. The official exchange rate moved from 2.15 Bolivar Fuertes per U.S. Dollar to 2.60 for essential goods and 4.30 for non-essential goods and services, with our products generally falling into the non-essential category. For any U.S. Dollar we obtain at the official rate to pay for the purchase of imported goods, we will realize benefits in our statements of operations associated with the favorable exchange rate, as compared to the parallel rate.

We continued to value our net monetary assets using the parallel exchange rate until May 17, 2010, at which time the Venezuelan government enacted reforms to its foreign currency exchange control regulations (“the exchange control regulations”) to close down the parallel exchange market and announced its intent to implement an alternative market under the control of the Venezuela Central Bank. On June 9, 2010, the Venezuelan government introduced a newly regulated foreign currency exchange system, Sistema de Transacciones con Titulos en Moneda Extranjera (“SITME”), which is controlled by the Central Bank of Venezuela (“BCV”). Foreign currency exchange transactions not conducted through CADIVI or SITME may not comply with the exchange control regulations, and could therefore be considered illegal. The SITME imposes volume restrictions on the conversion of Venezuelan Bolivar Fuertes to U.S. Dollars, currently limiting such activity to a maximum equivalent of $350,000 per month.

As a result of the enactment of the reforms to the exchange control regulations, we changed the rate we use to remeasure Venezuelan Bolivar Fuerte-denominated transactions from the parallel exchange rate to the SITME rate specified by the BCV, which was quoted at 5.3 Venezuelan Bolivar Fuertes per U.S. Dollar on September 30, 2010. Since this new translation rate was more favorable than the parallel rate, we recorded a gain of $2.1 million for the six months ended September 30, 2010. This gain offset the $2.2 million loss recorded during the three months ended March 31, 2010 resulting from the less favorable parallel rate as of March 31, 2010 compared to December 31, 2009.

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

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

September 30, 2010

(Unaudited)

Ah Koy Litigation

Fiji Action

On February 24, 2009, Kelton and Datec, as plaintiffs, filed in the High Court of Fiji at Suva (the “Fiji Court”) an Ex Parte Notice of Motion for Interim Injunction (the “Motion”). The Motion named as defendants Generic Technology Limited (“Generic”), Datec Pacific Holdings Ltd., eLandia, the Receiver for Stanford, and the Registrar of Companies. The Motion sought an interim injunction preventing certain defendants from, among other things, appointing new directors or removing existing directors from the board of directors of Generic and other entities and also preventing certain defendants from disposing of shares in Generic or its subsidiaries. On February 27, 2009, the Fiji Court entered an order granting this relief on an ex parte basis.

On March 31, 2009, Kelton and Datec filed a Statement of Claim in the Fiji Action. In essence, the Statement of Claim alleged that the Amended and Restated Arrangement Agreement dated August 8, 2005 (“Arrangement Agreement”) pursuant to which eLandia acquired the subsidiaries of Datec was induced by untrue representations related to the capital to be devoted to those subsidiaries and alleged investigations of Stanford. It asserted claims for fraudulent misrepresentation, proper construction and enforceability of certain Stock Purchase Agreements in which claims against eLandia were released, breach of Stock Purchase Agreements, breach of the Arrangement Agreement, and equitable estoppel. As relief, it sought, among other things, rescission of the Arrangement Agreement and Stock Purchase Agreements, a declaration as to the scope of the Stock Purchase Agreements, injunctive relief, and damages. On June 24, 2010, we entered into a settlement agreement with the plaintiffs in this case, among others, pursuant to which subject to the satisfaction of certain closing conditions: (i) 150,000 shares of our common stock will be transferred to us in exchange for our interests in Datec Fiji and Datec Australia, (ii) the parties will dismiss all pending legal proceedings between them, (iii) the parties exchanged mutual general releases, and (iv) the parties agreed to be subject to certain non-interference, and non-disparagement covenants. This action was dismissed on August 12, 2010.

eLandia International Inc. v. Sir James Ah Koy, et al.

On March 9, 2009, we filed an action in the United States District Court for the Southern District of Florida, Miami Division (the “Court”), against Sir James Ah Koy, Michael Ah Koy, Kelton, and Datec. In essence, we alleged that Sir James Ah Koy and his son, Michael Ah Koy, Kelton, and Datec improperly acted to preclude the sale of our interests in the South Pacific. Among other things, we asserted that the defendants improperly employed claims and complaints about the Arrangement Agreement that they have released to favor their own interests at the expense of the Company’s. We asserted claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, conspiracy to breach fiduciary duty, declaratory judgment under various agreements, breach of the implied covenant of good faith and fair dealing, breach of contract, and tortious interference with business relations. We sought a declaratory judgment, an injunction, compensatory damages, punitive damages, attorneys’ fees, and costs.

On June 24, 2010, we entered into a settlement agreement with the plaintiffs in this case pursuant to which, subject to the satisfaction of certain closing conditions: (i) 150,000 shares of our common stock will be transferred to us in exchange for our interests in Datec Fiji and Datec Australia, (ii) the parties will dismiss all pending legal proceedings between them, (iii) the parties exchanged mutual general releases, and (iv) the parties agreed to be subject to certain non-interference, and non-disparagement covenants. This action was dismissed on June 25, 2010.

Assignment for the Benefit of Creditors – Latin Node

On June 12, 2008, Latin Node filed for an assignment for benefit of creditors in the 11th Judicial Circuit in and for Miami-Dade County, Florida. As part of this proceeding, all of the assets of Latin Node were transferred to Michael Phelan, Esq., assignee. On July 17, 2008, most of these assets were sold to the highest bidder, Business Telecommunications Services, Inc. (“BTS”). The immediate proceeds from the sale of these assets were used to pay administrative costs. A final court order approving the disposition of the proceeds from the sale of all other assets was scheduled for May 21, 2009. However, on May 20, 2009, Empresa Hondureña de Telecomunicaciones filed a Motion for Continuance or in the alternative, a Motion to stay the hearing. At a hearing held on September 17, 2009, the court appointed a Special Examiner to conduct an examination and determine whether the claims made by Hondutel were well-taken. The Special Examiner’s report was issued on February 16, 2010. The Special Examiner determined that Latin Node and/or eLandia did not act improperly in this matter. On April 27, 2010 the court granted the Order Approving Assignee’s Final Report, Fixing Fees, Discharging Assignee and Closing Case on this matter. As a result of the court order, the assignment for the benefit of creditors proceeding was concluded after the expiration of Hondutel’s right to appeal thirty days from the date of the court order.

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

September 30, 2010

(Unaudited)

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

Customer and Vendor Concentrations

For the nine months ended September 30, 2010, we had one customer that represented approximately 13% of our consolidated revenues. At September 30, 2010, this same customer represented approximately 43% of our gross accounts receivable related to a contract with extended payment terms.

During the three and nine months ended September 30, 2010, approximately 95% and 87%, respectively, of our cost of revenue for product sales was purchased from a single vendor. At September 30, 2010, the amount due to this vendor was approximately 57% of our total accounts payable.

NOTE 12 – Stockholders’ Equity

Common Stock Issuances

On March 17, 2010, we issued 100,000 shares of our common stock to a consultant for services to be provided over a period of twelve months, commencing on April 1, 2010. The value of the shares, amounting to $30,000, is being amortized as consulting expense over the term of the agreement.

In August 2010, we issued 10,000 shares of our common stock in exchange for a 30% interest in Desca Panama, S.A. thereby increasing our ownership to 90%. The value of the shares was determined to be $5,500. The total consideration paid for the acquisition of this interest was nominal.

NOTE 13 – Income Taxes

At December 31, 2009, we had federal and Florida net operating loss (NOL) carryovers of $38,275,009 and $33,571,987, respectively, which expire through 2028. We also had capital losses in 2008 and 2009 totaling $33,153,111 and $5,636,987, respectively, which expire December 31, 2013 and 2014, respectively. In addition, at December 31, 2009, we had foreign net operating loss carryovers of approximately $28,972,474 which will expire through 2016.

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

There have not been any material changes in our liability for unrecognized tax benefits, including interest and penalties, during the nine months ended September 30, 2010. We do not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

September 30, 2010

(Unaudited)

NOTE 14 – Segment Information

Our discontinued operations are comprised of (i) our 50% interest in Datec PNG; (ii) our operations in Fiji; and (iii) certain eLandia predecessor companies that no longer conduct any operations.

Below is a summary of the results by segment for the three and nine months ended September 30, 2010 and identifiable assets as of September 30, 2010:

	For the Three Months Ended September 30, 2010
	Latin America	South Pacific	Corporate and Discontinued Operations	Consolidated
Revenue
Product Sales	$13,301,944	$102,921	$—	$13,404,865
Services	12,309,123	3,734,586	—	16,043,709

Total Revenue	25,611,067	3,837,507	—	29,448,574
Cost of Revenue
Product Sales	10,520,187	96,226	—	10,616,413
Services	7,759,915	1,176,195	—	8,936,110

Total Cost of Revenue	18,280,102	1,272,421	—	19,552,523

Gross Profit	7,330,965	2,565,086	—	9,896,051
	28.6%	66.8%	0.0%	33.6%

Expenses
Sales, Marketing and Customer Support	4,701,807	207,956	—	4,909,763
General and Administrative	4,822,855	741,970	1,259,750	6,824,575
Impairment of Intangible Assets and Goodwill	—	—	—	—
Transaction Related Expenses	—	—	414,066	414,066
Depreciation and Amortization	650,881	934,830	36,136	1,621,847
Amortization – Intangible Assets	—	79,018	—	79,018

Total Expenses	10,175,543	1,963,774	1,709,952	13,849,269

Operating Income (Loss)	(2,844,578)	601,312	(1,709,952)	(3,953,218)
Interest Expense, Net	(489,639)	(330,888)	(174,804)	(995,331)
Gain on Extinguishment of Debt	—	—	—	—
Change in Value of Noncontrolling Interest Purchase Obligation	—	—	—	—
Other Income (Expense)	991,984	57,629	376	1,049,989
Income (Loss) from Discontinued Operations	—	—	2,444,505	2,444,505

Net Income (Loss) Attributable to eLandia	$(2,342,233)	$328,053	$560,125	$(1,454,055)

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

September 30, 2010

(Unaudited)

	For the Nine Months Ended September 30, 2010
	Latin America	South Pacific	Corporate and Discontinued Operations	Consolidated
Revenue
Product Sales	$55,508,574	$388,533	$—	$55,897,107
Services	37,778,163	11,065,031	—	48,843,194

Total Revenue	93,286,737	11,453,564	—	104,740,301
Cost of Revenue
Product Sales	45,407,557	391,911	—	45,799,468
Services	22,738,619	3,672,915	—	26,411,534

Total Cost of Revenue	68,146,176	4,064,826	—	72,211,002

Gross Profit	25,140,561	7,388,738	—	32,529,299
	26.9%	64.5%	0.0%	31.1%

Expenses
Sales, Marketing and Customer Support	13,955,479	659,843	—	14,615,322
General and Administrative	13,353,125	2,240,545	5,616,054	21,209,724
Impairment of Intangible Assets and Goodwill	—	—	—	—
Transaction Related Expenses	—	—	946,505	946,505
Depreciation and Amortization	1,867,561	2,810,448	102,030	4,780,039
Amortization – Intangible Assets	—	256,802	—	256,802

Total Expenses	29,176,165	5,967,638	6,664,589	41,808,392

Operating Income (Loss)	(4,035,604)	1,421,100	(6,664,589)	(9,279,093)
Interest Expense, Net	(1,294,291)	(997,833)	(259,656)	(2,551,780)
Gain on Extinguishment of Debt	2,037,500	—	—	2,037,500
Change in Value of Noncontrolling Interest Purchase Obligation	—	—	—	—
Other Income (Expense)	(415,162)	360,210	128,462	73,510
Income (Loss) from Discontinued Operations	—	—	2,414,819	2,414,819

Net Income (Loss) Attributable to eLandia	$(3,707,557)	$783,477	$(4,380,964)	$(7,305,044)

Total Assets	$118,402,810	$36,112,283	$476,655	$154,991,747

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

September 30, 2010

(Unaudited)

Below is a summary of the results by segment for the three and nine months ended September 30, 2009 and identifiable assets as of December 31, 2009:

	For the Three Months Ended September 30, 2009
	Latin America	South Pacific	Corporate and Discontinued Operations	Consolidated
Revenue	$21,968,974	$200,253	$—	$22,169,227
Product Sales	13,763,446	3,384,158	—	17,147,604

Services	35,732,420	3,584,411	—	39,316,831
Total Revenue
Cost of Revenue	18,049,696	237,676	—	18,287,372
Product Sales	8,610,168	1,391,941	—	10,002,109

Services	26,659,864	1,629,617	—	28,289,481

Total Cost of Revenue	9,072,556	1,954,794	—	11,027,350
Gross Profit	25.4%	54.5%	0.0%	28.0%

Expenses
Sales, Marketing and Customer Support	6,106,898	672,380	—	6,779,278
General and Administrative	7,309,022	566,357	1,375,329	9,250,708
Depreciation and Amortization	576,910	1,045,765	24,536	1,647,211
Amortization – Intangible Assets	870,386	138,267	—	1,008,653

Total Expenses	14,863,216	2,422,769	1,399,865	18,685,850

Operating Income (Loss)	(5,790,660)	(467,975)	(1,399,865)	(7,658,500)
Interest Expense, Net	(921,432)	(405,173)	61,242	(1,265,363)
Other Income (Expense)	(3,646,568)	291,424	(72,166)	(3,427,310)
Income (Loss) from Discontinued Operations	—	—	(204,423)	(204,423)

Net Income (Loss) Attributable to eLandia	$(10,358,660)	$(581,724)	$(1,615,212)	$(12,555,596)

	For the Nine Months Ended September 30, 2009
	Latin America	South Pacific	Corporate and Discontinued Operations	Consolidated
Revenue	$54,054,422	$340,149	$—	$54,394,571
Product Sales	32,686,783	8,563,126	—	41,249,909

Services	86,741,205	8,903,275	—	95,644,480
Total Revenue
Cost of Revenue	41,432,550	375,785	—	41,808,335
Product Sales	20,850,719	3,294,860	—	24,145,579

Services	62,283,269	3,670,645	—	65,953,914

Total Cost of Revenue	24,457,936	5,232,630	—	29,690,566
Gross Profit	28.2%	58.8%	0.0%	31.0%

Expenses
Sales, Marketing and Customer Support	18,801,816	1,104,881	—	19,906,697
General and Administrative	19,791,347	1,633,479	10,280,500	31,705,326
Depreciation and Amortization	1,987,719	1,823,279	50,566	3,861,564
Amortization – Intangible Assets	2,611,158	814,664	—	3,425,822

Total Expenses	43,192,040	5,376,303	10,331,066	58,899,409

Operating Income (Loss)	(18,734,104)	(143,673)	(10,331,066)	(29,208,843)
Interest Expense, Net	(2,741,291)	(597,781)	55,178	(3,283,894)
Change in Value of Noncontrolling Interest Purchase Obligation	814,127	—	—	814,127
Other Income (Expense)	(5,974,193)	282,617	167,307	(5,524,269)
Income (Loss) from Discontinued Operations	—	—	(10,974,467)	(10,974,467)

Net Income (Loss) Attributable to eLandia	$(26,635,461)	$(458,837)	$(21,083,048)	$(48,177,346)

Total Assets	$117,355,321	$41,690,055	$652,117	$159,697,493

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

September 30, 2010

(Unaudited)

NOTE 15 – Subsequent Events

On October 5, 2010, we entered into a Separation Agreement with Jorge Enrique Alvarado Amado (“Alvarado”). Pursuant to the Separation Agreement, Alvarado’s employment relationship with Desca was terminated without cause. Alvarado previously served as principal executive officer of Desca. As part of his separation from Desca, Alvarado has resigned from all positions held with Desca, its subsidiaries and affiliates in each Latin American jurisdiction in which such entities operate. The Separation Agreement includes a standard waiver and general release by Alvarado of any and all claims he may have against the Company, Desca or any of their respective subsidiaries or affiliates.

Under a Securities Purchase Agreement, dated July 1, 2009 (the “Purchase Agreement”), we had acquired 30% of the outstanding equity interests of Desca from Alvarado. A portion of the purchase price under the Purchase Agreement was evidenced by a promissory note in the principal amount of $500,000 (the “Note”) as well as 2.5 million shares of our common stock (the “Shares”). One-half of the Shares were placed into escrow in order to satisfy certain claims for indemnification which we could have against Alvarado under the Purchase Agreement. We agreed to waive any such indemnification claims, with the exception of any future claims relating to any intentional misconduct by Alvarado, in exchange for the following: (a) all of the 2.5 million Shares (along with any convertible securities held by Alvarado) will be returned by Alvarado to the Company for cancellation; and (b) the payment schedule under the Note will be modified to provide for 12 monthly payments of $10,000 each and, thereafter through the maturity date in January 2013, monthly payments of $32,500 each. Payments on the Note may be accelerated if we receive certain minimum payments under a material customer contract. In addition, we have agreed to transfer our ownership interest in Magna Consult L.L.C., a consulting services company, to Alvarado. This consulting company does not engage in direct competition with us or our subsidiaries.

As part of the Separation Agreement, Alvarado reaffirmed and ratified the terms of his existing non-compete agreement which contains customary non-compete, non-solicitation, non-disclosure and non-disparagement covenants. Such non-compete agreement shall remain in force for a 12-month period following the effective date of the Separation Agreement.

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

Contribution Agreement – Amper, S.A.

Following the Strategic Alliance Agreement, on July 29, 2010, we entered into a Contribution Agreement (the “Agreement”) with Amper. Pursuant to this Agreement, Amper will acquire certain shares of our newly issued common stock in exchange for the contribution to eLandia by Amper of approximately 90% of the outstanding capital stock of Hemisferio Norte, S.A. (“Hemisferio”). Hemisferio has one wholly-owned direct subsidiary, Hemisferio Sul Participaçoes Ltda. (“Hemisferio Sul”), and two indirect subsidiaries, Medidata and XC Comercial e Exportadora Ltda. (“XC”). Hemisferio Sul owns 88.96% of Medidata, and Medidata owns 100% of XC. Hemisferio, Hemisferio Sul, Medidata and XC are collectively referred to in the Agreement as the “Contributed Entities.” The shares of our common stock being issued to Amper will represent approximately 85% of our issued and outstanding shares of common stock following the closing of the transactions contemplated by the Agreement.

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

Separation of Executives

On August 13, 2010, we entered into a Separation Agreement with Javier Rodriguez, our former Vice President of Marketing. The Separation Agreement was effective June 30, 2010 and provides for, among other things, severance pay for a period of 12 months and contained a mutual release. The Separation Agreement terminated the employment agreement previously entered into by us and Mr. Rodriguez except, among other provisions, the confidentiality, non-competition and non-solicitation covenants which survived the termination of the employment agreement. In addition, as part of the Separation Agreement, Mr. Rodriguez continues to provide consulting services to us on an ongoing basis.

On October 5, 2010, we entered into a Separation Agreement with Jorge Enrique Alvarado Amado (“Alvarado”). Pursuant to the Separation Agreement, Alvarado’s employment relationship with Desca was terminated without cause. Alvarado previously served as principal executive officer of Desca. As part of his separation from Desca, Alvarado has resigned from all positions held with Desca, its subsidiaries and affiliates in each Latin American jurisdiction in which such entities operate. The Separation Agreement includes a standard waiver and general release by Alvarado of any and all claims he may have against the Company, Desca or any of their respective subsidiaries or affiliates.

Under a Securities Purchase Agreement, dated July 1, 2009 (the “Purchase Agreement”), we had acquired 30% of the outstanding equity interests of Desca from Alvarado. A portion of the purchase price under the Purchase Agreement was evidenced by a promissory note in the principal amount of $500,000 (the “Note”) as well as 2.5 million shares of our common stock (the “Shares”). One-half of the Shares were placed into escrow in order to satisfy certain claims for indemnification which we could have against Alvarado under the Purchase Agreement. We agreed to waive any such indemnification claims, with the exception of any future claims relating to any intentional misconduct by Alvarado, in exchange for the following: (a) all of the 2.5 million Shares (along with any convertible securities held by Alvarado) will be returned by Alvarado to the Company for cancellation; and (b) the payment schedule under the Note will be modified to provide for 12 monthly payments of $10,000 each and, thereafter through the maturity date in January 2013, monthly payments of $32,500 each. Payments on the Note may be accelerated if we receive certain minimum payments under a material customer contract. In addition, we have agreed to transfer our ownership interest in Magna Consult L.L.C., a consulting services company, to Alvarado. This consulting company does not engage in direct competition with us or our subsidiaries.

As part of the Separation Agreement, Alvarado reaffirmed and ratified the terms of his existing non-compete agreement which contains customary non-compete, non-solicitation, non-disclosure and non-disparagement covenants. Such non-compete agreement shall remain in force for a 12-month period following the effective date of the Separation Agreement.

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

We began to actively market and locate a buyer for our operations in Fiji during the quarter ended March 31, 2010. On June 24, 2010, we entered into a settlement agreement with Kelton Investments Ltd. (“Kelton”) and Datec Group Ltd. (“Datec”), as plaintiffs, among others, pursuant to which 150,000 shares of our common stock will be transferred to us in exchange for our interests in Datec Fiji and Datec Australia. As a result of the settlement and resolution of the material closing conditions, during the quarter ended September 30, 2010, we re-measured the value of the net liabilities to be transferred at the lower of the carrying amount or fair value. We determined that the fair value of the 150,000 shares of our common stock to be returned to us was deminimus. Accordingly, we recorded in discontinued operations a gain, which includes the results of operations for the three and nine months ended September 30, 2010, of $2.4 million. That gain includes approximately $3.6 million from the recovery of accumulated translation gains previously reflected as a component of other comprehensive income.

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

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC for a discussion of our critical accounting policies. During the nine months ended September 30, 2010, there were no material changes to these policies.

Results of Operations – Overview

We experienced a 10% growth in revenues for the nine months ended September 30, 2010 compared with the same period in 2009. Our results for the nine months ended September 30, 2009 reflect the translation of our Venezuelan operations at the official exchange rate, whereas the results for the nine months ended September 30, 2010 reflect the translation of our Venezuelan operations at the parallel exchange rate through May 2010 and the SITME (as defined below) rate thereafter. Excluding the effect of the differences in exchange rates in Venezuela, revenues increased 40% for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Our results for the nine months ended September 30, 2010 were impacted by the performance of a significant contract in Ecuador, improving customer confidence, improvement in economic conditions internationally, continued selective investment in strategic sales, marketing and customer support activities to drive sales and develop growth platforms, as well as the implementation of general and administrative cost-cutting measures. However, offsetting such improvements was the impact of credit holds with a major vendor. Such credit holds have delayed the delivery of customer orders, which, in turn, has delayed or caused the loss of sales during the nine months ended September 30, 2010, and in particular, the three months ended September 30, 2010. A significant amount of credit holds with this major vendor were released in October 2010 thus allowing us to deliver all of the delayed orders to our customers.

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

•

Gross margin, as a percentage of consolidated net sales, remained relatively stable at 31% for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, primarily due to a shift in our product mix towards more service-related products, which generally yield higher overall margins. Offsetting the improvement in our service gross margin, were lower margins on our product-related sales.

•

Operating loss for the nine months ended September 30, 2010 was $9.3 million, compared to $29.2 million for the nine months ended September 30, 2009. The decrease in operating loss is primarily due to an increase in sales of approximately $9.1 million and a decrease in overall operating expenses of approximately $17.1 million, partially offset by an increase in cost of sales of approximately $6.3 million.

•

Net loss attributable to eLandia for the nine months ended September 30, 2010 was $7.3 million, compared to $48.2 million in the same period in 2009. The decrease in net loss is primarily due to a lower operating loss and lower other non-operating expenses. Contributing to the decrease in other non-operating expenses was a decrease in the foreign currency swap of $3.9 million and a gain on the extinguishment of debt of $2.0 million recognized during the nine months ended September 30, 2010. Additionally, we had income from discontinued operations of $2.4 million for the nine months ended September 30, 2010 compared to a loss from discontinued operations of $11.0 million for the nine months ended September 30, 2009.

•	Net loss per share decreased from ($1.75) for the nine months ended September 30, 2009 to ($0.26) for the nine months ended September 30, 2010.

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

Venezuela

We measure assets, liabilities, sales and expenses denominated in Venezuelan Bolivar Fuertes converting such amounts into U.S. Dollars using the applicable exchange rate, and the resulting translation adjustments are included in earnings. Through May 2010, we used the parallel rate to convert transactions and balances denominated in Venezuelan Bolivar Fuertes into U.S. Dollars. Our results in Venezuela through May 2010 are reflected in the consolidated financial statements at the parallel exchange rate, which was approximately 8.98 to 1 U.S. Dollar; and during substantially all of 2009, we used the official rate of 2.15 to 1 to report the results of our Venezuelan operations. As of December 31, 2009, we changed the rate we used to remeasure our Venezuelan operations from the official exchange rate to the parallel exchange rate. Our considerations for changing the rate included indications that the Venezuelan government was not likely to continue to provide substantial currency exchange at the official rate for companies importing nonessential products, difficulties in obtaining approval for the conversion of local currency to U.S. Dollars at the official exchange rate (for imported products, royalties and distributions), and delays in obtaining payment approvals.

We continued to value our net monetary assets using the parallel exchange rate until May 17, 2010, at which time the Venezuelan government enacted reforms to its foreign currency exchange control regulations (“the exchange control regulations”) to close down the parallel exchange market and announced its intent to implement an alternative market under the control of the Venezuela Central Bank. On June 9, 2010, the Venezuelan government introduced a newly regulated foreign currency exchange system, Sistema de Transacciones con Titulos en Moneda Extranjera (“SITME”), which is controlled by the Central Bank of Venezuela (“BCV”). Foreign currency exchange transactions not conducted through CADIVI or SITME may not comply with the exchange control regulations, and could therefore be considered illegal. The SITME imposes volume restrictions on the conversion of Venezuelan Bolivar Fuertes to U.S. Dollars, currently limiting such activity to a maximum equivalent of $350,000 per month.

As a result of the enactment of the reforms to the exchange control regulations, we changed the rate we use to remeasure Venezuelan Bolivar Fuerte-denominated transactions from the parallel exchange rate to the SITME rate specified by the BCV, which was quoted at 5.30 Venezuelan Bolivar Fuertes per U.S. Dollar on September 30, 2010. Since this new translation rate was more favorable than the parallel rate, we recorded a gain of $2.1 million for the six months ended September 30, 2010. This gain significantly offset the $2.2 million loss recorded during the three months ended March 31, 2010 resulting from the less favorable parallel rate as of March 31, 2010 compared to December 31, 2009. Due to the level of uncertainty in Venezuela, we cannot predict the exchange rate that will ultimately be used to convert our local currency monetary assets in Venezuela to U.S. Dollars in the future. As a result, negative charges reflecting a less favorable exchange rate outcome are possible.

Following are the exchange rates utilized to remeasure and translate our Venezuelan results of operations during the nine months ended September 30, 2010 and 2009, respectively:

	As of September 30,
Monthly Average Exchange Rate:	2010	2009
January	6.15	2.15
February	6.49	2.15
March	6.90	2.15
April	7.33	2.15
May	8.02	2.15
June	5.27	2.15
July	5.30	2.15
August	5.30	2.15
September	5.30	2.15
Year to Date Average Exchange Rate	6.23	2.15
Period End Exchange Rate	5.30	2.15

The aforementioned changes in the exchange rates have reduced the remeasured and translated value in U.S. Dollars of Bolivar Fuerte denominated Venezuelan transactions compared with prior periods. Venezuela exchange rate matters, along with local market and regulatory conditions, have resulted in a substantial decrease in net sales for our Venezuelan subsidiary. For the three and nine months ended September 30, 2010, our Venezuelan subsidiary represented 10% and 11%, respectively, of our consolidated net sales, as compared to 22% and 31% for the three and nine months ended September 30, 2009, respectively.

Revenues for our Venezuelan operations for the three months ended September 30, 2010, remeasured at the parallel rate through May 2010 and the SITME rate thereafter, were $2.8 million, compared to $8.7 million for the three months ended September 30, 2009, remeasured at the official rate. Gross profit for Venezuela for the three months ended September 30, 2010 was $0.8 million, or gross margin of 28%, compared to gross profit of $4.1 million, or gross margin of 47%, for the three months ended September 30, 2009. Operating expenses for Venezuela for the three months ended September 30, 2010 were $1.8 million, compared to $4.5 million for the three months ended September 30, 2009.

Revenues for our Venezuelan operations for the nine months ended September 30, 2010, remeasured at the parallel rate through May 2010 and the SITME rate thereafter, were $11.8 million, compared to $29.2 million for the nine months ended September 30, 2009, remeasured at the official rate. Gross profit for Venezuela for the nine months ended September 30, 2010 was $3.5 million, or gross margin of 29%, compared to gross profit of $12.3 million, or gross margin of 42%, for the nine months ended September 30, 2009. Operating expenses for Venezuela for the nine months ended September 30, 2010 were $4.7 million, compared to $12.8 million for the nine months ended September 30, 2009.

There will be an ongoing impact related to measuring the statement of operations for our Venezuelan operations at the SITME exchange rate. Our net sales and operating income in Venezuela are subject to a highly inflationary environment, which as of September 30, 2010, was in excess of 30% per year. The comparability of our Venezuelan results and the resulting U.S. Dollar value reported in any given period are affected by the fluctuations in the exchange rates.

Comparison of the Three Months Ended September 30, 2010 to the Three Months Ended September 30, 2009

The following table sets forth, for the periods indicated, unaudited interim condensed consolidated statements of operations information for our continuing operations in Latin America.

	For the Three Months Ended September 30,
	2010	2009	$ Change	% Change
Revenue
Product Sales	$13,301,944	$21,968,974	$(8,667,030)	(39.5)%
Services	12,309,123	13,763,446	(1,454,323)	(10.6)%

Total Revenue	25,611,067	35,732,420	(10,121,353)	(28.3)%
Cost of Revenue
Product Sales	10,520,187	18,049,696	(7,529,509)	(41.7)%
Services	7,759,915	8,610,168	(850,253)	(9.9)%

Total Cost of Revenue	18,280,102	26,659,864	(8,379,762)	(31.4)%

Gross Profit	7,330,965	9,072,556	(1,741,591)	(19.2)%
	28.6%	25.4%		3.2%

Expenses
Sales, Marketing and Customer Support	4,701,807	6,106,898	(1,405,091)	(23.0)%
General and Administrative	4,822,855	7,309,022	(2,486,167)	(34.0)%
Depreciation and Amortization	650,881	576,910	73,971	12.8%
Amortization – Intangible Assets	—	870,386	(870,386)	(100.0)%

Total Expenses	10,175,543	14,863,216	(4,687,673)	(31.5)%

Operating Income (Loss)	(2,844,578)	(5,790,660)	2,946,082	(50.9)%
Interest (Expense) Income, Net	(489,639)	(921,432)	431,793	(46.9)%
Other Income (Expense)	991,984	(3,646,568)	4,638,552	(127.2)%

Net Income (Loss)	$(2,342,233)	$(10,358,660)	$8,016,427	(77.4)%

Product Sales

Year over year decline in product sales was $8.7 million, or 40%. Excluding the effect of Venezuela’s product revenues in both periods, our year over year decline in product sales was $5.5 million, or 31%. The decrease in product sales is primarily attributable to the impact of credit holds imposed on us by a major vendor. Such credit holds have delayed the delivery of customer orders, which delayed or caused the loss of sales during the three months ended September 30, 2010. A significant amount of these credit holds were released in October 2010, allowing us to deliver all of our delayed orders to our customers. Additionally, the three months ended September 30, 2009 includes approximately $3.6 million in product revenues related to a significant project in Mexico, which did not recur during the three months ended September 30, 2010.

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

Product gross margin increased from 18% for the three months ended September 30, 2009, to 21% for the three months ended September 30, 2010. Excluding the effect of our Venezuelan operations in both periods, our product gross margin increased from 14% for the three months ended September 30, 2009, to 19% for the three months ended September 30, 2010. The gross margin for the three months ended September 30, 2009 was impacted by the lower gross margin relating to a significant project in Mexico.

Services

Year over year decline in revenue from the provision of professional ICT services was $1.5 million, or 11%. Excluding the effect of Venezuela’s service revenues in both periods, year over year service revenues grew $1.2 million, or 13%. The increase (excluding the results of Venezuela) is primarily attributable to several new maintenance agreements entered into during the three months ended September 30, 2010, which have resulted in a larger installed base of our equipment being serviced.

Venezuela’s revenues for the three months ended September 30, 2010 include service revenues at lower margins compared to the same period in the prior year. As noted above, the Venezuelan market, and to a lesser extent, our other Latin American markets, have been significantly affected by the global financial crisis and significant inflation.

Service gross margin remained stable at 37% for the three months ended September 30, 2010 and 2009. Excluding the effect of Venezuela in both periods, our service gross margin increased from 27% for the three months ended September 30, 2009 to 39% for the three months ended September 30, 2010. Our gross margin for 2010 has benefited from the synergies achieved from the consolidation of costs among the markets we serve which enabled us to control costs, while increasing revenues.

Expenses

Our overall operating expenses during the three months ended September 30, 2010 decreased as a result of cost-cutting measures implemented during 2009 in response to the overall weakened economy in Latin America. We revised our growth plans while implementing cost control programs, optimizing back-office functions and reducing our headcount by approximately 300 people. The change in the exchange rates we use to remeasure our Venezuelan operations also contributed to the decrease in expenses.

Sales, marketing and customer support costs include costs associated with advertising and promoting our products and services as well as supporting the customer after the sale is complete. Sales, marketing and customer support expenses for the three months ended September 30, 2009 reflect the significant investments made to expand our sales teams in multiple markets and roll out marketing campaigns supporting our entry into new markets such as Peru, El Salvador, Guatemala and Nicaragua. As a result of the weakened economic environment, we began reallocating resources by cutting plans and projects in order to reinvest in newer, more effective strategies, thereby reducing our costs during the three months ended September 30, 2010.

General and administrative expenses include back office expenses such as executive and support staff costs as well as professional fees for accounting, legal and other services associated with our Latin America operations. The three months ended September 30, 2010 reflect the benefits of our 2009 cost-cutting measures achieved mostly through reductions in salaries, office expenses and office-related expenses, including the closure of four offices in Latin America. We are benefitting from the efficiencies resulting from the optimization of our back-office infrastructure, such as the combination of support functions, and the realization of savings from cost control programs, such as the limitation of travel expenses, implemented over the last several quarters.

During the year ended December 31, 2009, we reviewed the carrying value of our goodwill and intangible assets in our Latin American segment. As a result of the review, we recorded a $15 million impairment charge as of December 31, 2009, thereby reducing the carrying value of our goodwill to $8.0 million and our intangible assets to $0 at December 31, 2009. Since we no longer have amortizable intangible assets, we have not recorded amortization expense for the three months ended September 30, 2010.

Interest expense is the cost associated with our outstanding debt obligations in Latin America including lines of credit, loans from financial institutions and capital leases. Interest expense, net of interest income, decreased for the three months ended September 30, 2010, as compared to 2009, as a result of lower average outstanding debt obligations.

Other income and expense is comprised of non-operating items. Other income for the three months ended September 30, 2010 is mainly comprised of foreign currency exchange gains arising from the remeasurement of our Venezuelan results of operations at the SITME rate. Other expense for the three months ended September 30, 2009 is mainly comprised of foreign currency swap losses, which are no longer present in 2010, and foreign currency exchange losses, both of which are related to our operations in Venezuela.

Comparison of the Nine Months Ended September 30, 2010 to the Nine Months Ended September 30, 2009

The following table sets forth, for the periods indicated, unaudited interim condensed consolidated statements of operations information for our continuing operations in Latin America.

	For the Nine Months Ended September 30,
	2010	2009	$ Change	% Change
Revenue
Product Sales	$55,508,574	$54,054,422	$1,454,152	2.7%
Services	37,778,163	32,686,783	5,091,380	15.6%

Total Revenue	93,286,737	86,741,205	6,545,532	7.5%
Cost of Revenue
Product Sales	45,407,557	41,432,550	3,975,007	9.6%
Services	22,738,619	20,850,719	1,887,900	9.1%

Total Cost of Revenue	68,146,176	62,283,269	5,862,907	9.4%

Gross Profit	25,140,561	24,457,936	682,625	2.8%
	26.9%	28.2%		(1.2)%

Expenses
Sales, Marketing and Customer Support	13,955,479	18,801,816	(4,846,337)	(25.8)%
General and Administrative	13,353,125	19,791,347	(6,438,222)	(32.5)%
Depreciation and Amortization	1,867,561	1,987,719	(120,158)	(6.0)%
Amortization – Intangible Assets	—	2,611,158	(2,611,158)	(100.0)%

Total Expenses	29,176,165	43,192,040	(14,015,875)	(32.5)%

Operating Income (Loss)	(4,035,604)	(18,734,104)	14,698,500	(78.5)%
Interest (Expense) Income, Net	(1,294,291)	(2,741,291)	1,447,000	(52.8)%
Gain on Extinguishment of Debt	2,037,500	—	2,037,500	100.0%
Change in Value of Noncontrolling Interest Purchase Price Obligation	—	814,127	(814,127)	(100.0)%
Other Income (Expense)	(415,162)	(5,974,193)	5,559,031	(93.1)%

Net Income (Loss)	$(3,707,557)	$(26,635,461)	$22,927,904	(86.1)%

Product Sales

Year over year growth in product sales was $1.5 million, or 3%. Excluding the effect of Venezuela’s product revenues in both periods, our year over year growth in product sales was $12.8 million, or 36%. The increase in product sales is primarily attributable to increased sales in our markets in Argentina, Colombia and Ecuador. During the nine months ended September 30, 2010, we recognized approximately $9.5 million in product revenues related to two significant projects in Ecuador and approximately $5.4 million in product revenues related to a significant project in Argentina. Although we have recognized the revenue related to the projects in Ecuador consistent with our revenue recognition policies, the payment terms are such that the collection of these receivables is scheduled to occur in November 2010 and November 2011. During the nine months ended September 30, 2010, product revenues in our Latin America segment benefited from higher dollar value sales and an increased customer base, as compared to the nine months ended September 30, 2009. Product sales for the nine months ended September 30, 2010 were impacted by credit holds imposed on us by a major vendor. Such credit holds delayed the delivery of customer orders, which, in turn, delayed or caused the loss of sales during the nine months ended September 30, 2010.

Revenues for our Venezuelan operations for the nine months ended September 30, 2009 include product revenues at higher margins as compared to margins for customer orders in the same period in 2010 which were significantly lower. The Venezuelan market, and to a lesser extent, our other Latin American markets, have been significantly affected by the global financial crisis and significant inflation. This has made it more challenging for our customers to maintain their capital spending and obtain credit to fund their purchases resulting in the termination, postponement or dollar value decrease of several contracts. Additionally, our results of operations for Venezuela are impacted by the differential between our revenue and cost cycles. Sales are mainly denominated in Bolivar Fuertes whereas purchases are mainly denominated in U.S. Dollars, thereby creating an exchange rate difference between revenues and costs, which has impacted our gross margins. In order to mitigate the risks that are present in Venezuela, management has been developing sales and customer bases in our other more profitable markets and restricting, to a lesser extent, its sales in Venezuela. We are also working closely with our sales personnel and vendors to enter into more profitable arrangements.

Product gross margin decreased from 23% for the nine months ended September 30, 2009 to 18% for the nine months ended September 30, 2010. Excluding the effect of Venezuela in both periods, our product gross margin increased from 14% for the nine months ended September 30, 2009 to 17% for the nine months ended September 30, 2010.

Services

Year over year growth in revenue from the provision of professional ICT services was $5.1 million, or 16%. Excluding the effect of Venezuela’s service revenues in both periods, year over year growth in service revenues was $11.2 million, or 50%. During the nine months ended September 30, 2010, we recognized approximately $5.6 million in services revenues related to a significant project in Ecuador. We expect to recognize an additional $1.0 million, in service revenue from this project, during the remainder of 2010 and a total of $4.2 million in services revenue during 2011 and 2012. Although we have recognized the revenue related to this project in Ecuador consistent with our revenue recognition policies, the payment terms are such that the collection of these receivables is scheduled to occur in November 2010 and November 2011. The increase is also attributable to several new maintenance agreements entered into during the nine months ended September 30, 2010 associated with product sales, which has resulted in a larger installed base of our equipment being serviced.

Venezuela’s revenues for the nine months ended September 30, 2009 include service revenues at higher margins related to customers whose 2010 orders were significantly lower. As noted above, the Venezuelan market, and to a lesser extent, our other Latin American markets, have been significantly affected by the global financial crisis and significant inflation.

Service gross margin increased from 36% for the nine months ended September 30, 2009 to 40% for the nine months ended September 30, 2010. Excluding the effect of Venezuela in both periods, our service gross margin increased from 32% for the nine months ended September 30, 2009 to 40% for the nine months ended September 30, 2010. Our gross margin for 2010 has benefited from the synergies achieved from the consolidation of costs among the markets we serve which enabled us to control costs, while increasing revenues.

Expenses

Our overall operating expenses during the nine months ended September 30, 2010 decreased as a result of cost-cutting measures implemented during 2009 in response to the overall weakened economy in Latin America. We revised our growth plans while implementing cost control programs, optimizing back-office functions and reducing our headcount by approximately 300 people. The change in the exchange rates we use to remeasure our Venezuelan operations also contributed to the decrease in expenses.

Sales, marketing and customer support costs include costs associated with advertising and promoting our products and services as well as supporting the customer after the sale is complete. Sales, marketing and customer support expenses for the nine months ended September 30, 2009 reflect the significant investments made to expand our sales teams in multiple markets and roll out marketing campaigns supporting our entry into new markets such as Peru, El Salvador, Guatemala and Nicaragua. As a result of the weakened economic environment, we began reallocating resources by cutting plans and projects in order to reinvest in newer, more effective strategies, thereby reducing our costs during the nine months ended September 30, 2010.

General and administrative expenses include back office expenses such as executive and support staff costs as well as professional fees for accounting, legal and other services associated with our Latin America operations. The nine months ended September 30, 2010 reflect the benefits of our 2009 cost-cutting measures achieved mostly through reductions in salaries, office expenses and office-related expenses, including the closure of four offices in Latin America. We are benefitting from the efficiencies resulting from the optimization of our back-office infrastructure, such as the combination of support functions, and the realization of savings from cost control programs, such as the limitation of travel expenses, implemented over the last several quarters.

During the year ended December 31, 2009, we reviewed the carrying value of our goodwill and intangible assets in our Latin American segment. As a result of the review, we recorded a $15 million impairment charge as of December 31, 2009, thereby reducing the carrying value of our goodwill to $8.0 million and our intangible assets to $0 at December 31, 2009. Since we no longer have amortizable intangible assets, we have not recorded amortization expense for the nine months ended September 30, 2010.

Interest expense is the cost associated with our outstanding debt obligations in Latin America including lines of credit, loans from financial institutions and capital leases. Interest expense, net of interest income, decreased for the nine months ended September 30, 2010, as compared to 2009, as a result of lower average outstanding debt obligations.

On March 16, 2010, we entered into a Settlement Agreement with Stanford International Holdings (Panama) S.A. (“SIHP”), whereby we agreed to pay SIHP $462,500 in full and final settlement of a $2.5 million outstanding balance under a line of credit with Stanford Bank (Panama) S.A. Accordingly, we recorded a gain on the extinguishment of debt in the amount of $2,037,500 during the nine months ended September 30, 2010.

During the nine months ended September 30, 2009, we recorded an $814,127 change in value of the noncontrolling interest purchase price obligation related to the remaining 30% interest in Desca which was previously owned by Jorge Enrique Alvarado Amado (“Alvarado”). On July 17, 2009, we consummated a purchase and sale transaction under a Securities Purchase Agreement effective as of July 1, 2009 with Alvarado pursuant to which, we purchased the remaining 3,000,000 Common Units of Desca for an aggregate purchase price of $1.9 million.

Other income and expense is comprised of non-operating items. Other expense for the nine months ended September 30, 2010 is mainly comprised of income attributable to noncontrolling interests. Other expense for the nine months ended September 30, 2009 is mainly comprised of foreign currency swap losses, which are no longer present in 2010, and foreign currency exchange losses, both of which are related to our Venezuelan operations.

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

Comparison of the Three Months Ended September 30, 2010 to the Three Months Ended September 30, 2009

The following table sets forth, for the periods indicated, unaudited interim condensed consolidated statements of operations information for our continuing operations in the South Pacific.

	For the Three Months Ended September 30,
	2010	2009	$ Change	% Change
Revenue
Product Sales	$102,921	$200,253	$(97,332)	(48.6)%
Services	3,734,586	3,384,158	350,428	10.4%

Total Revenue	3,837,507	3,584,411	253,096	7.1%
Cost of Revenue
Product Sales	96,226	237,676	(141,450)	(59.5)%
Services	1,176,195	1,391,941	(215,746)	(15.5)%

Total Cost of Revenue	1,272,421	1,629,617	(357,196)	(21.9)%

Gross Profit	2,565,086	1,954,794	610,292	31.2%
	66.8%	54.5%		12.3%

Expenses
Sales, Marketing and Customer Support	207,956	672,380	(464,424)	(69.1)%
General and Administrative	741,970	566,357	175,613	31.0%
Depreciation and Amortization	934,830	1,045,765	(110,935)	(10.6)%
Amortization – Intangible Assets	79,018	138,267	(59,249)	(42.9)%

Total Expenses	1,963,774	2,422,769	(458,995)	(18.9)%

Operating Income (Loss)	601,312	(467,975)	1,069,287	(228.5)%
Interest (Expense) Income, Net	(330,888)	(405,173)	74,285	(18.3)%
Other Income (Expense)	57,629	291,424	(233,795)	(80.2)%

Net Income (Loss)	$328,053	$(581,724)	$909,777	(156.4)%

Product Sales

Revenues from product sales during the three months ended September 30, 2010 decreased from the same period in 2009 due to an overall decrease in retail sales for handsets and personal computers. This is attributed to a decline in consumer spending between both periods. The cost of revenue from product sales decreased at a slightly higher rate than the corresponding revenue, thereby increasing our product margin, due to increased efforts in controlling our discounts so as to increase our net revenues. Our product margin was affected by incentives provided to customers for purchasing our products. We continue to expand our supplier base in order to maintain competitive pricing and products within our markets.

Services

Revenue from the provision of professional services for the three months ended September 30, 2010 increased compared with the same period in 2009 primarily as a result of the provision of communication services through our undersea cable operations, as well as revenues generated from our cable television operations, both of which began generating revenues during the second quarter of 2009. Additionally, during the fourth quarter of 2009, we provided services for many Federal Disaster Recovery agencies in the wake of the September 2009 earthquake and tsunami that struck American Samoa, a portion of which have continued through the second and third quarters of 2010. Service revenue also increased as a result of securing and activating additional fiber capacity for our existing customers and leased capacity for new broadband and fiber customers.

Our service gross margin increased from 59% for the three months ended September 30, 2009 to 69% for the three months ended September 30, 2010. The increase is primarily attributable to the higher margin revenues related to the communication services provided by our undersea cable operations and our data services provided to our large broadband customers. The increase in our service margin was offset by our cable television service offerings, which carry a lower overall margin than some of our other services.

Expenses

Sales, marketing and customer support expenses were lower for the three months ended September 30, 2010 compared to the same period in 2009. This decrease resulted primarily from the costs associated in 2009 with several marketing promotions and campaigns as well as community service programs launched to commemorate AST Telecom’s 10-year presence in American Samoa.

General and administrative expenses were higher for the three months ended September 30, 2010 than for the same period in 2009. The increase is mainly due to legal, professional and management fees incurred for the undersea cable operations related to the broadband stimulus funding application process.

Expenses related to the depreciation of property, plant and equipment for the three months ended September 30, 2010 were lower than for the same period in 2009 mainly due to the full depreciation of certain assets, offset by the depreciation on network equipment installed to support our undersea cable operations.

Other income, net for the three months ended September 30, 2010 and 2009, is mainly comprised of the noncontrolling interest on the American Samoan Hawaii Cable segment of our operations, representing the 33.33% ownership of the American Samoa Government.

Comparison of the Nine Months Ended September 30, 2010 to the Nine Months Ended September 30, 2009

The following table sets forth, for the periods indicated, unaudited interim condensed consolidated statements of operations information for our continuing operations in the South Pacific.

	For the Nine Months Ended September 30,
	2010	2009	$ Change	% Change
Revenue
Product Sales	$388,533	$340,149	$48,384	14.2%
Services	11,065,031	8,563,126	2,501,905	29.2%

Total Revenue	11,453,564	8,903,275	2,550,289	28.6%
Cost of Revenue
Product Sales	391,911	375,785	16,126	4.3%
Services	3,672,915	3,294,860	378,055	11.5%

Total Cost of Revenue	4,064,826	3,670,645	394,181	10.7%

Gross Profit	7,388,738	5,232,630	2,156,108	41.2%
	64.5%	58.8%		5.7%

Expenses
Sales, Marketing and Customer Support	659,843	1,104,881	(445,038)	(40.3)%
General and Administrative	2,240,545	1,633,479	607,066	37.2%
Depreciation and Amortization	2,810,448	1,823,279	987,169	54.1%
Amortization – Intangible Assets	256,802	814,664	(557,862)	(68.5)%

Total Expenses	5,967,638	5,376,303	591,335	11.0%

Operating Income (Loss)	1,421,100	(143,673)	1,564,773	(1089.1)%
Interest (Expense) Income, Net	(997,833)	(597,781)	(400,052)	66.9%
Other Income (Expense)	360,210	282,617	77,593	27.5%

Net Income (Loss)	$783,477	$(458,837)	$1,242,314	(270.8)%

Product Sales

Revenues from product sales during the nine months ended September 30, 2010 increased from the same period in 2009 primarily as a result of our marketing efforts to launch promotions aimed at incentivizing customers to purchase handsets and personal computers. We focused our efforts in controlling our discounts so as to increase our net revenues, while providing incentives to customers for purchasing our products.

Services

Revenue from the provision of professional services for the nine months ended September 30, 2010 increased as compared with the same period in 2009 primarily as a result of the provision of communication services through our undersea cable operations, as well as revenues generated from our cable television operations, both of which began generating revenues during the second quarter of 2009. During the fourth quarter of 2009, we provided services for many Federal Disaster Recovery agencies in the wake of the September 2009 earthquake and tsunami that struck American Samoa, portions of which have continued through 2010. Additionally, service revenue increased as a result of securing and activating additional fiber capacity for our existing customers and leased capacity for new broadband and fiber customers.

Our service gross margin increased from 62% for the nine months ended September 30, 2009 to 67% for the nine months ended September 30, 2010. The increase is primarily attributable to the higher margin sales related to the communication services provided by our undersea cable operations and our internet broadband services provided by our data operations. The increase in our service margin was offset by our cable television service offerings, which carry a lower overall margin than some of our other services.

Expenses

Sales, marketing and customer support expenses were lower for the nine months ended September 30, 2010 compared to the same period in 2009. This decrease resulted primarily from the costs associated in 2009 with several marketing promotions and campaigns as well as community service programs launched to commemorate AST Telecom’s 10-year presence in American Samoa.

General and administrative expenses were higher for the nine months ended September 30, 2010 than for the same period in 2009. The increase is mainly due to (a) back office expenses, such as executive and support staff costs, incurred with our undersea cable operations and cable television operations, both of which did not have substantial operations until the second half of 2009 and (b) legal, professional and management fees incurred for our undersea fiber cable operations related to the broadband stimulus funding application process.

Expenses related to the depreciation of property, plant and equipment for the nine months ended September 30, 2010 were higher than for the same period in 2009 mainly due to the installation of new network equipment to support the undersea cable operations.

Expenses related to the amortization of intangible assets for the nine months ended September 30, 2010 decreased from the same period in 2009 primarily due to the termination of the amortization period of certain intangible assets acquired in connection with acquisitions made in 2006.

Interest expense, net of interest income, for the nine months ended September 30, 2010 increased as compared to the same period in 2009 as a result of the $16.7 million debt associated with the undersea cable operations.

Other income, net for the nine months ended September 30, 2010 and 2009, is mainly comprised of the noncontrolling interest on the American Samoan Hawaii Cable segment of our operations, representing the 33.33% ownership of the American Samoa Government.

Results of Operations – Corporate and Discontinued Operations

Comparison of the Three and Nine Months Ended September 30, 2010 to the Three and Nine Months Ended September 30, 2009

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

	For the Three Months Ended September 30,
	2010	2009	$ Change	% Change
Expenses
General and Administrative	$1,259,750	$1,375,329	$(115,579)	(8.4)%
Transaction Related Expenses	414,066	—	414,066	100.0%
Depreciation and Amortization	36,136	24,536	11,600	47.3%

Total Expenses	1,709,952	1,399,865	310,087	22.2%

Operating Income (Loss)	(1,709,952)	(1,399,865)	(310,087)	22.2%
Interest (Expense) Income, Net	(174,804)	61,242	(236,046)	(385.4)%
Other Income (Expense)	376	(72,166)	72,542	(100.5)%
Income (Loss) from Discontinued Operations	2,444,505	(204,423)	2,648,928	(1295.8)%

Net Income (Loss)	$560,125	$(1,615,212)	$2,175,337	(134.7)%

	For the Nine Months Ended September 30,
	2010	2009	$ Change	% Change
Expenses
General and Administrative	$5,616,054	$10,280,500	$(4,664,446)	(45.4)%
Transaction Related Expenses	946,505	—	946,505	100.0%
Depreciation and Amortization	102,030	50,566	51,464	101.8%

Total Expenses	6,664,589	10,331,066	(3,666,477)	(35.5)%

Operating Income (Loss)	(6,664,589)	(10,331,066)	3,666,477	(35.5)%
Interest (Expense) Income, Net	(259,656)	55,178	(314,834)	(570.6)%
Other Income (Expense)	128,462	167,307	(38,845)	(23.2)%
Income (Loss) from Discontinued Operations	2,414,819	(10,974,467)	13,389,286	(122.0)%

Net Income (Loss)	$(4,380,964)	$(21,083,048)	$16,702,084	(79.2)%

General and administrative expenses are predominantly corporate overhead expenses including executive costs and fees for professional services. The decrease for the three and nine months ended September 30, 2010 as compared to the same period in 2009 was primarily the result of lower legal and other professional fees, as well as lower compensation costs. Legal and professional fees during the three and nine months ended September 30, 2009 include significant costs incurred related to the handling of various SIBL-related matters, including the modification of our Bridge Loan, restricted access to credit facilities with our banks in Latin America, credit holds from vendors and overall perception confusion regarding our relationship with SIBL. In addition, 2009 includes legal and professional fees incurred related to an unsuccessful potential acquisition, and other special non-recurring projects. Non-cash share-based compensation expense amounted to $284,550 and $910,469 for the three and nine months ended September 30, 2010, respectively, compared to $299,818 and $1,470,126 for the three and nine months ended September 30, 2009, respectively. The decrease in compensation costs for the three and nine months ended September 30, 2010 is primarily attributable to a reduction in corporate headcount and lower salary and salary related expenses.

Transaction related expenses in 2010 mainly represent legal, professional, travel and other expenses incurred in connection with our transactions with Amper. The expenses are comprised of due diligence fees, contract negotiations and review, in-country visits, and investor presentations.

Interest expense for the three and nine months ended September 30, 2010 is primarily due of the $5.0 million Exclusivity Advance from Amper.

The income (loss) from discontinued operations pertains primarily to our operations in Papua New Guinea, which were sold in April 2009, and our operations in Fiji. In April 2009, we sold our operations in Papua New Guinea and, as a result, have classified the results of operations for our Papua New Guinea operations as discontinued operations for all periods presented in our unaudited interim condensed consolidated financial statements. In December 2009, our Board of Directors approved management’s plan to dispose of our operations in Fiji. We began to actively market and locate a buyer for our operations in Fiji during the quarter ended March 31, 2010. On June 24, 2010, we entered into a settlement agreement with Kelton and Datec, as plaintiffs, among others, pursuant to which 150,000 shares of our common stock will be transferred to us in exchange for our interests in Datec Fiji and Datec Australia. As a result of the settlement and resolution of the material closing conditions during the quarter ended September 30, 2010, we re-measured the value of the net liabilities to be transferred at the lower of the carrying amount or fair value. We determined that the fair value of the 150,000 shares of our common stock to be returned to us was deminimus. Accordingly, we recorded in discontinued operations a gain, which includes the results of operations for the three and nine months ended September 30, 2010, of $2.4 million. That gain includes approximately $3.6 million from the recovery of accumulated translation gains previously reflected as a component of other comprehensive income.

Liquidity and Capital Resources

Stanford International Bank Ltd.

As a result of the Stanford International Bank Ltd. (“SIBL”) receiverships, and the uncertainty caused by them, we lost access to our primary source of financing which negatively impacted our ability to obtain additional capital which we may need to fund our expansion plans and service our debt obligations. Also, due to the recent circumstances surrounding SIBL, our previous association with SIBL has become a significant detriment to our operations and prospects. Several banks in Latin America have restricted our access to revolving credit lines or have prevented additional draws on open credit lines requiring us to use cash reserves to remain current with our vendors. Our lines of credit with certain vendors have also been tightened with additional deposit or security requirements being added. The uncertainty caused by the possible impact of our association with SIBL has also inhibited our ability to obtain third party financing and has caused us to spend significant amounts of working capital that were not budgeted or anticipated. However, we do not believe that these factors will have a material adverse effect on our business, financial condition or results of operations.

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

Overall Cash Inflows and Outflows

We incurred a $9.3 million loss from continuing operations and used $25.3 million of cash in continuing operations for the nine months ended September 30, 2010. As of September 30, 2010, we have a working capital of $1.2 million.

Operating Activities. We used $25.3 million to fund operations during the nine months ended September 30, 2010. For the nine months ended September 30, 2010, our loss from continuing operations, net of income tax expense amounted to $9.6 million, which included net non-cash expenses of $4.5 million. Changes in operating assets and liabilities utilized $20.2 million in cash.

Investing Activities. We paid $1.4 million for investments in capital assets during the nine months ended September 30, 2010.

Financing Activities. We received $18.5 million in cash from financing activities during the nine months ended September 30, 2010. During the nine months ended September 30, 2010, we received $19.5 million in net proceeds from lines of credit and long-term debt. We paid an aggregate of $1.0 million in cash for our capital leases during the nine months ended September 30, 2010.

On June 8, 2009, we entered into a Term Loan Agreement in the amount of $16,672,000 with ANZ, whereby the proceeds of the term loan were used to fund the construction, installation and delivery to customers of a fully operational underwater fiber optic cable linking America Samoa and Samoa to Hawaii and providing improved long distance telecommunication and data services.

On May 24, 2010 we entered into a Strategic Alliance Agreement with Amper pursuant to which we established an alliance aimed at expanding each other’s access to the Latin American and Caribbean markets and providing each other the opportunity to offer our combined portfolio of products, services, technology solutions and technical resources throughout the region. In consideration for the certain exclusivity covenants, Amper advanced to us the Exclusivity Advance in the amount of $5 million. The Exclusivity Advance is refundable upon the occurrence of any of the following events: (i) the earlier of (A) November 30, 2010, or (B) the date that payments are received by Descaserv under a certain customer contract; (ii) a material breach of the Strategic Alliance Agreement or any of the Security Documents by eLandia, Desca or any of their subsidiaries; (iii) the completion of an Alternative

Transaction; or (iv) the occurrence of any of the following: (A) the sale of any shares of stock of Descaserv held by us, any merger or other business combination involving Descaserv or the transfer of certain material assets of Descaserv, (B) a failure to pay or any material breach by Descaserv with respect to any of its material indebtedness, (C) any bankruptcy or other insolvency or liquidation proceeding involving the Company or any of its significant subsidiaries, or (D) a default by Descaserv under a certain material customer contract. If the Exclusivity Advance is required to be refunded and the amounts in the preceding sentences become payable, we expect that the funds received by us under a material customer contract will be used to make any such repayments. As more fully described above, on July 29, 2010 we entered into a Contribution Agreement with Amper pursuant to which Amper will acquire 85% of our issued and outstanding shares of common stock in exchange for the contribution to eLandia by Amper of approximately 79.7% of their ownership in Medidata.

The successful management of our working capital needs is a key driver of our growth and cash flow generation of our operations in Latin America. One measurement we use to monitor working capital is days sales outstanding (“DSO”), which measures the number of days we take to collect revenue after a sale is made. Our September 30, 2010 consolidated annualized DSO was 111 days, compared with 128 days at December 31, 2009. Our DSO as of December 31, 2009 is on a pro forma basis to give effect to the classification of Datec PNG and Fiji as discontinued operations. The fluctuation in our DSO is mainly the result of higher annualized sales and lower average accounts receivable.

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

We continue to make appropriate applications through the Venezuelan government and CADIVI for approval to obtain U.S. Dollars at the official exchange rate. However, we have experienced difficulties in obtaining such approvals on a timely basis and we have not been given any assurances as to when the approval process would be completed. Due to these delays, we have used available local currency paid by customers to reduce our debt obligations denominated in that local currency. As a result, when approvals from CADIVI have been obtained we have had to promptly acquire Bolivars using a legal parallel exchange process in order to obtain U.S. Dollars at the official exchange rate which can then be repatriated and used to meet our working capital needs. If previously obtained approvals do not ultimately result in currency conversions at the official exchange rate or if there is a delay in approvals being honored by CADIVI, we would be required to obtain U.S. Dollars at a substantially less favorable exchange rate which would negatively impact our financial results and financial position. From time to time, we may have had to recognize charges to operating income in connection with the exchange of Bolivars to U.S. Dollars at rates which were unfavorable to the official exchange rate. During the fourth quarter of 2009 and the first quarter of 2010, we received a large amount of approvals from CADIVI which we used to reduce the risk on our payables and debt obligations.

As noted in prior filings, at December 31, 2009, we determined that the parallel rate was the appropriate rate to use for the remeasurement of our Venezuelan financial statements for the purposes of consolidation based on the facts and circumstances of our business. In May 2010, the Venezuela government announced that trading in the historical parallel market would be suspended. They also announced that the BCV would establish an alternative to the historical parallel market. This alternative exchange market contained a number of trading restrictions. The specifics of the BCV alternative exchange option include a limitation of $350,000 U.S. Dollars per month for any particular entity, provided that no CADIVI approvals have been received over the prior 90 days. This is a substantial restriction in the amount of U.S. Dollars available for the payment of newly imported product, outside of the CADIVI approval process, as compared to the suspended parallel market. We continue to monitor this situation including the impact such restrictions may have on our future business operations. At this time, we are unable to predict with any degree of certainty how the recent changes as well as future developments within Venezuela will affect our Venezuela operations, if at all.

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

Our capital expenditures, together with ongoing operating expenses and obligations to service our debts, will likely decrease our available cash balances during the next fiscal year. We believe that our current level of working capital will be sufficient to sustain our current operations and service our debt obligations through at least October 1, 2011. However, there can be no assurance that the plans and actions proposed by management will be successful or that unforeseen circumstances will not require us to seek additional funding sources in the future or effectuate plans to conserve liquidity in the event additional sources of funds are needed or may not be available on acceptable terms, if at all. Although the overall economy is showing signs of recovery, in particular in the markets we serve, the current macro-economic conditions create risk and our ability to measure and react to these issues, as well as any issues that may arise as a result of the SIBL matter, will ultimately factor into our future success and ability to meet our business objectives and fulfill our business plan. In addition, if we are not able to sell our assets or our sources of revenue do not generate sufficient capital to fund operations, we will need to identify other sources of capital and/or we may be required to modify our business plan. Our inability to obtain needed debt and/or equity financing when needed or to generate sufficient cash from operations may require us to scale back our business plan and limit our planned growth and expansion activities, abandon projects and/or curtail capital expenditures. Our past association with SIBL, the current challenging economic conditions and the unusual events that have affected global financial markets have impaired our ability to identify and secure other sources of capital. At this time, we cannot provide any assurance that other sources of capital will be available.

Our cash position has been declining since January 1, 2009. In order to reverse this trend, we are enforcing our collection terms more stringently than in the past and are also requiring customer advances and/or earlier payment terms for certain customers in certain markets. Additionally, in Venezuela, due to the economic challenges that exist in that marketplace, we have not had the liquidity and/or ability to pay down our payables on a more timely basis. As a result, we have been experiencing credit holds from our principal vendor in Venezuela, which has limited our ability to expand and/or operate our business. We are actively seeking additional working capital that will allow us to book sales irrespective of credit limitations that may be imposed by our vendors. If we cannot continue to strengthen our overall financial position, we may experience additional restrictions on our vendor credit. Such events could have a material adverse impact on our results of operations and financial condition.

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

No other changes to internal controls over financial reporting have come to management’s attention during the nine months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On February 24, 2009, Kelton and Datec, as plaintiffs, filed in the High Court of Fiji at Suva (the “Fiji Court”) an Ex Parte Notice of Motion for Interim Injunction (the “Motion”). The Motion named as defendants Generic Technology Limited (“Generic”), Datec Pacific Holdings Ltd., eLandia, the Receiver for Stanford, and the Registrar of Companies. The Motion sought an interim injunction preventing certain defendants from, among other things, appointing new directors or removing existing directors from the board of directors of Generic and other entities and also preventing certain defendants from disposing of shares in Generic or its subsidiaries. On February 27, 2009, the Fiji Court entered an order granting this relief on an ex parte basis.

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

On June 24, 2010, we entered into a settlement agreement (“Settlement Agreement” ) with the plaintiffs in this case, among others, pursuant to which subject to the satisfaction of certain closing conditions: (i) 150,000 shares of our common stock will be transferred to us in exchange for our interests in Datec Fiji and Datec Australia, (ii) the parties will dismiss all pending legal proceedings between them, (iii) the parties exchanged mutual general releases, and (iv) the parties agreed to be subject to certain non-interference, and non-disparagement covenants. This action was dismissed August 12, 2010.

On March 9, 2009, we filed an action in the United States District Court for the Southern District of Florida, Miami Division (the “Court”), against Sir James Ah Koy, Michael Ah Koy, Kelton, and Datec. In essence, we alleged that Sir James Ah Koy and his son, Michael Ah Koy, Kelton, and Datec improperly acted to preclude the sale of our interests in the South Pacific. We asserted that the defendants improperly employed claims and complaints about the Arrangement Agreement that they have released to favor their own interests at our expense. We asserted claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, conspiracy to breach fiduciary duty, declaratory judgment under various agreements, breach of the implied covenant of good faith and fair dealing, breach of contract, and tortious interference with business relations. We sought a declaratory judgment, an injunction, compensatory damages, punitive damages, attorneys’ fees, and costs. Pursuant to the Settlement Agreement, this action was dismissed on June 25, 2010.

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

Purchase of Noncontrolling Interest

On August 9, 2010, pursuant to the terms of the Stock Purchase Agreement, we issued 10,000 shares of our common stock valued at $5,500 based on a closing stock price of $0.55 in exchange for a 30% interest in Desca Panama, S.A. These shares were issued in a transaction exempt from registration under Section 4(2) of the Securities Act or Regulation D promulgated thereunder.

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

ELANDIA INTERNATIONAL INC.

Date: November 18, 2010	By:	/S/ PETE R. PIZARRO
Pete R. Pizarro
Chief Executive Officer

Date: November 18, 2010	By:	/S/ HARLEY L. ROLLINS, III
Harley L. Rollins, III
Chief Financial Officer

Exhibit Index

Exhibit No.	Description of Document	Method of Filing

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.