Form 10-K
period 2010-12-31
ELANDIA INTERNATIONAL INC.
filed 2011-04-18
CIK 1352819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________

FORM 10-K

___________________________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

Commission File No. 0-51805

__________________

ELANDIA INTERNATIONAL INC.

(Exact name of registrant as specified in its charter)

_____________________

Delaware	71-0861848
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8200 NW 52nd Terrace, Suite 102, Miami, FL	33166
(Address of principal executive offices)	(Zip Code)

(305) 415-8830

(Registrant’s telephone number, including area code)

____________________________

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.00001 per share

____________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2010, was approximately $6.6 million as computed by reference to the average bid and ask price of the common stock as quoted on the OTC Bulletin Board on such date.

As of April 15, 2011, the number of outstanding shares of common stock, $0.00001 par value per share, of the registrant was 23,288,480.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive information statement of eLandia International Inc. relating to the 2011 annual election of directors to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s 2010 fiscal year are incorporated by reference into Part III of this Form 10-K.

ELANDIA INTERNATIONAL INC.

FORM 10-K

Fiscal Year Ended December 31, 2010

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

PART I

ITEM  1. BUSINESS

eLandia is a provider of Information and Communications Technology (“ICT”) products and services to small, medium-sized and large businesses as well as government entities and service providers, primarily in Latin America. We have presence in over 17 countries, including Argentina, Colombia, Costa Rica, Ecuador, El Salvador, Guatemala, Honduras, Mexico, Nicaragua, Panama, Peru, Venezuela and the United States. eLandia also operates in the South Pacific region through our wholly-owned subsidiary, AST Telecom, LLC (“AST”) which offers mobile communications, Internet services and cable TV services (Moana TV) in American Samoa under the Bluesky Communications brand. In addition, we also own 66 2/3% of the American Samoa Hawaii Cable, LLC (“ASH Cable”) in partnership with the American Samoa Government, providing high-speed networking connections between the territory of American Samoa and the rest of the world.

Our company enables innovative technology solutions that empower our customers and help them increase efficiency, improve business agility, decrease costs, and maximize their existing ICT investments while enhancing their competitive advantages. Our solutions portfolio currently consists of three core Technology Solutions, three Business Practice Solutions and a complete array of professional services to ensure our customers achieve the full benefits of their technology investments. We also hold more than 38 company accreditations and specializations from leading technology vendors, including Cisco Systems, Inc. (“Cisco”), VMware, Ciena, Microsoft Corporation (“Microsoft”) and many others.

eLandia corporate headquarters are located at 8200 NW 52nd Terrace, Miami, Florida 33166. The telephone number is (305) 415-8830.

Company background

Our current operations began in 2006 when eLandia acquired Datec and AST (also known as Bluesky Communications). AST represents our operations in American Samoa. In 2007, we expanded by completing the acquisition of a 70% majority interest in eLandia/Desca Holdings, LLC (“Desca”), a network integration company with operations in Latin America. We acquired the remaining 30% of Desca on July 17, 2009. On July 1, 2008, we acquired Transistemas S.A., an Argentine network integration services provider, through Desca. On October 15, 2008, we acquired Center of Technology Transfer Corporation (“CTT”), a leading Latin American information technology education company. On March 27, 2009, we acquired the assets of Pacific Island Cable, a cable TV operator located in American Samoa, through American Samoa Entertainment, Inc.

Recent Events

Strategic Alliance Agreement – Amper, S.A.

On May 24, 2010, eLandia and Desca, entered into a Strategic Alliance Agreement (the “Strategic Alliance Agreement”) with Amper, S.A. (“Amper”). Pursuant to the Strategic Alliance Agreement, the parties established an alliance aimed at expanding each party’s access to the Latin American and Caribbean markets and providing the parties the opportunity to offer their combined portfolio of products, services, technology solutions and technical resources throughout the region. Amper, a Madrid, Spain based company, is a leader in the design and implementation of integrated solutions and information systems for civilian and military communications. Medidata Informatica, S.A., Amper’s majority-owned subsidiary (“Medidata”), offers integrated communications solutions to telecommunications operators, corporations, financial clients and governments in Brazil. The regional alliance established by the Strategic Alliance Agreement allowed Amper to expand into the 17 local markets in the Latin American and Caribbean region in which eLandia currently operates under its wholly-owned Desca and CTT brands. The alliance allows us to provide enhanced support to our regional customers in Brazil. Additionally, eLandia expects to utilize the experience and knowledge of Amper’s Homeland Security business to address the growing opportunities in critical public safety projects throughout the region and the sales of Amper’s Access equipment products to its service provider customers. The initial term of the Strategic Alliance Agreement was six months and was renewed until April 30, 2011.

Pursuant to the Strategic Alliance Agreement, each party designated the other as its non-exclusive agent or distributor to promote the sale of the parties’ products and services in the Latin American and Caribbean region. Each of the parties is entitled to sales commissions or product discounts for their sales and promotional efforts under the Strategic Alliance Agreement. The amount of the commissions or discounts is negotiated on a case-by-case basis based on product line, customer and other factors.

In addition to the marketing and sales opportunities expected to result from the alliance, the parties also agreed to evaluate a potential equity transaction pursuant to which we would acquire all or a part of Medidata in exchange for the issuance to Amper of a majority of our capital stock. In consideration of our exclusivity covenants, Amper advanced to us the sum of $5 million (the “Exclusivity Advance”), which was funded by Medidata to Amper. The repayment of the Exclusivity Advance is subject to the terms set forth in the Strategic Alliance Agreement. The amounts outstanding under the Exclusivity Advance accrue interest at 12% per annum until repaid to Amper.

On December 9, 2010, we entered into a First Amendment to Strategic Alliance Agreement (the “SAA Amendment”). Pursuant to the SAA Amendment, which was effective as of December 2, 2010, the exclusive dealings covenant set forth in the Strategic Alliance Agreement was extended until April 30, 2011.

Contribution Agreement – Amper, S.A.

Following the Strategic Alliance Agreement, on July 29, 2010, we entered into a Contribution Agreement (the “Contribution Agreement”) with Amper. Pursuant to this Contribution Agreement, Amper agreed to acquire 150,745,913 shares of our newly issued common stock in exchange for the contribution to eLandia by Amper of approximately 90% of the outstanding capital stock of Hemisferio Norte Brasil, S.L. (“Hemisferio”). Hemisferio has one wholly-owned direct subsidiary, Hemisferio Sul Participaçoes Ltda. (“Hemisferio Sul”), and two indirect subsidiaries, Medidata and XC Comercial e Exportadora Ltda. (“XC”). Hemisferio Sul owns 88.96% of Medidata, and Medidata owns 100% of XC. Hemisferio, Hemisferio Sul, Medidata and XC are collectively referred to in the Contribution Agreement as the “Contributed Entities.” The shares of our common stock to be issued to Amper under the Contribution Agreement represent approximately 85% of our issued and outstanding shares of common stock following the closing of the transactions contemplated by the Contribution Agreement.

The Contribution Agreement contains standard representations and warranties from each of the parties including securities investment representations from Amper as well as representations from each of the parties regarding financial statements, regulatory filings, legal compliance, pending litigation and tax matters. Under the Contribution Agreement, we are required to register the shares of our common stock being issued to Amper pursuant to the terms of a mutually agreeable registration rights agreement.

Under the terms of the Contribution Agreement, we were granted an option to acquire the balance of Amper’s interest in Hemisferio for an option price equal to $8.9 million. The option may be exercised for a six-month period following the closing and the option price is payable by us through the issuance to Amper of additional shares of our common stock at a price per share equal to the fair market value of our common stock as of the option exercise date.

The closing of the transactions contemplated by the Contribution Agreement was subject to the satisfaction of certain conditions including, among others, the following: (i) the parties obtaining all applicable third party consents including the approval of the U.S. Federal Communications Commission (“FCC”) and eLandia obtaining a consent to the Contribution Agreement and general release and acknowledgment from the receiver for Stanford International Bank Ltd. (“SIBL”), (ii) execution of new employment agreements by our chief executive and chief financial officers, (iii) certain of our executive officers waiving their severance rights under their current employment contracts, and (iv) our receipt of a fairness opinion from an investment bank.

On December 9, 2010, we entered into a First Amendment to Contribution Agreement (the “Contribution Agreement Amendment”). Pursuant to the Contribution Agreement Amendment, which was effective as of December 2, 2010, the termination date of the Contribution Agreement was extended to April 30, 2011. In addition, the Contribution Agreement Amendment provided that if Amper expected that the FCC consents necessary to complete the transactions under the Contribution Agreement could not be obtained prior to February 1, 2011, Amper could seek to acquire Desca Holdings and CTT Holdings in an alternative transaction. We agreed to use all commercially reasonable efforts to finalize the terms and conditions of such alternative transaction by February 1, 2011.

In addition, certain conditions to the closing of the Contribution Agreement transaction were modified or deleted. In this regard, we were required to take the following actions prior to the closing of the transaction, including among others: (a) establish a senior management compensation plan for our chief executive officer and our chief financial officer as well as variable compensation plans applicable to all of our employees and (b) obtain evidence of the termination of that certain Voting Trust Agreement by and among SIBL, Pete Pizarro and the Company dated February 6, 2009. In addition, pursuant to the Contribution Agreement Amendment the requirement for stockholder approval for the consummation of the transaction was deleted.

Finally, the Contribution Agreement Amendment modified the termination provisions of the Contribution Agreement and extended the closing date to April 30, 2011.

As discussed above, we received from Amper an Exclusivity Advance in the amount of $5 million in connection with the execution of the Strategic Alliance Agreement. The repayment of the Exclusivity Advance remained subject to the terms set forth in the Strategic Alliance Agreement.

On March 31, 2011, we executed and delivered certain closing documents under the Contribution Agreement subject to the closing documents being held in escrow pending the receipt from our transfer agent of a stock certificate representing 150,745,913 shares of our common stock issued in the name of Amper and stock certificates representing the 5,223,517 capital shares of Hemisferio transferred to the name of the Company which transfer requires registration with certain Spanish and Brazilian authorities, and certain related legal opinions. We expect that the requirements with respect to the recordation of the ownership of the Brazilian subsidiaries of Hemisferio will occur prior to the end of May 2011. Upon receipt of these pending items by the escrow agent, the escrowed materials will be released, the closing will be consummated and control will be transferred to the respective parties.

Strategic Alliance Agreement – Medidata

In September 2010, we entered into an agreement with Medidata, pursuant to which Medidata advanced to us $5.5 million (unrelated to the Exclusivity Advance described above), secured by the proceeds of various customer contracts held by Desca. The advance is due to be repaid in April 2011 and includes approximately $1.8 million of interest expense.

Credit Agreement – Medidata

In April 2011, we entered into a Credit Agreement with Medidata, pursuant to which Medidata advanced to us $6.0 million. The advance is due to be repaid on December 31, 2011 and bears interest at LIBOR plus 3%.

Acquisition of SamoaTel

On March 31, 2011, AST consummated the closing under a Share Sale and Purchase Agreement with The Government of the Independent State of Samoa (“Samoa”) pursuant to which, among other things, Bluesky SamoaTel Investments Limited (“BSI”), a subsidiary of AST, acquired 75% of the issued and outstanding capital shares of SamoaTel Limited (“SamoaTel”) in exchange for $11.0 million. We own approximately 78% of BSI and the remaining 22% is owned by other investors. SamoaTel is a provider of telecommunications products and services in Samoa and offers a full range of services including fixed line, mobile, data and calling card services for homes and businesses in Samoa.

In connection with the closing of the SamoaTel Share Sale and Purchase Agreement, AST entered into a loan agreement (the “Loan Agreement”) with ANZ Finance American Samoa, Inc. and ANZ Amerika Samoa Bank (jointly, “ANZ”), pursuant to which ANZ committed to provide financing of up to $5,500,000 in the form of a five year term loan described below (the “Loan”). In addition, ANZ committed to provide up to $3,500,000 in a two year letter of credit facility which AST may use to issue letters of credit to various vendors (the “Facility”). AST is the borrower under the Loan Agreement and the Facility. The Loan and the Facility are principally secured by substantially all of the assets and operations of AST. The Loan bears interest at the rate of 2.5% above the prime rate. AST paid ANZ a fee of $82,500 at closing. At closing, AST borrowed the full amount available under the Loan and used the proceeds for the purchase of SamoaTel. In connection with the Loan Agreement and the Facility, we reaffirmed our existing guaranty and security agreements in favor of ANZ (respectively, the “Guaranty”) to include the amounts borrowed under the Loan Agreement and the Facility. Pursuant to the Guaranty, we have unconditionally guaranteed the repayment and other obligations of AST under the Loan Agreement and the Facility. In connection with the Loan Agreement and the Facility, AST executed a stock pledge agreement of all of its interest in the issued and outstanding shares of capital stock of BSI.

Separation of Executive

Under a Securities Purchase Agreement, dated July 1, 2009 (the “Purchase Agreement”), we acquired 30% of the outstanding equity interests of Desca from Jorge Enrique Alvarado Amado (“Alvarado”). A portion of the purchase price under the Purchase Agreement was evidenced by a promissory note in the principal amount of $500,000 (the “Note”) as well as 2.5 million shares of our common stock (the “Shares”). One-half of the Shares were placed into escrow in order to satisfy certain claims for indemnification which we could have against Alvarado under the Purchase Agreement.

On October 5, 2010, we entered into a Separation Agreement with Jorge Enrique Alvarado Amado (“Alvarado”). Pursuant to the Separation Agreement, Alvarado’s employment relationship with Desca was terminated without cause. Alvarado previously served as principal executive officer of Desca. As part of his separation from Desca, Alvarado resigned from all positions held with Desca, its subsidiaries and affiliates in each Latin American jurisdiction in which such entities operate. The Separation Agreement provides for severance pay for a period of 12 months and includes a standard waiver and general release by Alvarado of any and all claims he may have against the Company, Desca or any of their respective subsidiaries or affiliates.

We also agreed to waive any such indemnification claims, with the exception of any future claims relating to any intentional misconduct by Alvarado, in exchange for the following: (a) all of the 2.5 million Shares (along with any convertible securities held by Alvarado) were returned by Alvarado to the Company for cancellation; and (b) the payment schedule under the Note was modified to provide for 12 monthly payments of $10,000 each and, thereafter through the maturity date in January 2013, monthly payments of $32,500 each. Payments on the Note may be accelerated if we receive certain minimum payments under a material customer contract. In addition, we agreed to transfer our ownership interest in Magna Consult L.L.C., a consulting services company, to Alvarado. This consulting company does not engage in direct competition with us or our subsidiaries.

As part of the Separation Agreement, Alvarado reaffirmed and ratified the terms of his existing non-compete agreement which contains customary non-compete, non-solicitation, non-disclosure and non-disparagement covenants. Such non-compete agreement shall remain in force for a 12-month period following the effective date of the Separation Agreement.

Discontinued Operations – Fiji

In April 2009, the Reserve Bank of Fiji announced that Fiji’s currency had been devalued by 20% effective April 16, 2009, the President of Fiji annulled the country’s constitution, terminated all the judges in the country and declared himself the head of state. These factors triggered an impairment charge to our goodwill in Fiji during the year ended December 31, 2009 due to the anticipated economic instability and an uncertain business climate. As a result of these factors and the uncertainty caused by such factors, in December 2009 our Board of Directors approved management’s proposal to dispose of our operations in Fiji.

We began to actively market and locate a buyer for our operations in Fiji during the quarter ended March 31, 2010. On June 24, 2010, we entered into a settlement agreement with Kelton Investments Ltd. (“Kelton”) and Datec Group Ltd. (“Datec”), as plaintiffs, among others, pursuant to which 150,000 shares of our common stock have been transferred to us in exchange for our interests in Datec Fiji and Datec Australia. As a result of the settlement and resolution of the material closing conditions, during the quarter ended September 30, 2010, we re-measured the value of the net liabilities transferred at the lower of the carrying amount or fair value. We determined that the fair value of the 150,000 shares of our common stock returned to us was deminimus. Accordingly, we recorded a gain in discontinued operations, which includes the results of operations for the year ended December 31, 2010, of $2.4 million. That gain includes approximately $3.6 million from the recovery of accumulated translation gains previously reflected as a component of other comprehensive income.

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

According to the World Economic Forum, Latin America has a promising decade ahead “with a leading position as a global trader of agro-products, major reserves of raw materials and immense rainforests, major global environment and sports events are to take place in the region in the coming years, and most countries are on the front line in attracting private investment; with a relatively stable political outlook in the upcoming years the region offers remarkable opportunities for a growing number of modern industries to develop, while innovative reforms are being promoted to foster economic growth and improve the quality of life for the majority.”

The World Bank projects a combined 4.1% GDP growth in Latin America for 2011, and that potential is accelerated by the rapid adoption of advanced information and communication technologies. According to Insight Research deployment of advanced broadband telecommunications infrastructure is expected to grow at a 12% rate during the year, mobile internet subscribers are expected to almost quadruple at the end of 2011, compared to the number of mobile internet users at the end of 2008, deployment of next generation mobile networks and expansion in fixed broadband services will drive huge investments into the region (in excess of US $15B), adoption of Digital TV standards and enhanced competition among Telcos will create new bundles and offerings in the marketplace and SmartGrid initiatives are taking ground in many countries as governments realize the critical need to optimize their energy generation and usage strategies.

Overall in 2011, the Latin American ICT industry will continue to rapidly evolve fueled by a variety of forces. These forces include a renovation of the infrastructure in search of cloud-readiness and of a network prepared for higher speeds and traffic capacity; a renovation of the applications in search of real-time business processes; and a renovation of governments and cities showing symptoms of long-term growth desires and increased focus on public safety and enhanced citizen services. All of this will be happening amidst a roll-out of mobile applications that will create opportunities for organizations with the capabilities and resources to deliver true customer value in a regional scale.

During 2010, we consolidated our strategy to strengthen our position and capabilities in Latin America, where most of our business is focused. Following the overall recovery trend in the Latin American market, we made important adjustments to our operations, empowering local decision making capabilities, while at the same time keeping a clear set of region wide processes and best practices under a shared governance model; these changes allowed us to successfully execute highly demanding and complex projects for key customers in the region achieving exceptional satisfaction levels and customer retention rates.

eLandia is also present in American Samoa, a South Pacific territory with a population of approximately 65,000 inhabitants. Based on our market penetration in the cellular communications business and the demographics of American Samoa, we consider the wireless services, data delivery, long distance and equipment service market to be mature. We believe that future revenue in American Samoa will increase proportionally with economic improvements and, as such, we plan to expand our products and offerings and differentiate our business by further enhancing our customer service, extending our network and expanding into complementary businesses. In addition, the deployment of the ASH Cable was completed in 2009 and we expect will provide additional business opportunities in 2011. In 2009 we completed the acquisition of Pacific Island Cable which offers TV and entertainment services to American Samoa.

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

Extensive regional presence: Our extensive regional footprint in seventeen countries uniquely positions eLandia as a trusted partner for multinational companies seeking to deploy technology solutions across their operations. Additionally, it also enables us to establish a competitive edge in the marketplace by leveraging the skills and capabilities of our distributed workforce. We have also become an important asset for our partners and strategic allies to ensure an optimal regional sales and service coverage. The acquisition of the majority stake in Brazil’s Medidata Informática S.A. extends our footprint in the region, offering our customers the full capabilities of our company in most of the key markets in the region.

Local Presence: Our regional presence is balanced with strong “on the ground” capabilities in all our markets in Latin America, the Caribbean, and the Pacific Rim. We now have 32 offices in 17 countries staffed by approximately 800 employees serving thousands of customers. Today we service some of the largest companies and government entities in each market where we operate.

Strong partnerships with many of the world’s leading technology suppliers: Our solutions and partnership portfolio has been assembled with the clear objective of enabling our customers to use ICT as a means to transform and grow their business. The eLandia Group family of companies has developed a number of long-term, strategic relationships with leading technology providers including Cisco, Ciena, Panduit, EMC, NetApp, Microsoft, Google, PeerApp, VMware and many others. These strategic relationships expand the breadth and depth of the technologies we can supply to our customers and, accordingly, increase our value proposition in the marketplace. They also provide us with the opportunity to gain access to advanced technology, new markets, and enhanced access to training and support. Our goal is to continue to expand the reach of these relationships and develop new, productive partnerships as our footprint in emerging markets continues to grow.

Company and Engineering Certifications: We are committed to developing and maintaining the highest levels of employee and company certifications as a key differentiator. This commitment provides us with the best access to the most skilled talent pool in our markets. This has always been and will continue to be one of our most important assets. Our organization values the positive impact that individual technical certifications, company specializations and accreditations provide to the quality of our offerings and services. In addition to obtaining these qualifications, our company has also been awarded a number of national and international recognitions from leading technology vendors. We are a Cisco Gold certified partner in all the regions we operate and have earned more than 38 Cisco certifications including Multinational Master Specialization in Latin America. These acknowledgements validate our commitment to providing our customers and partners with comprehensive capabilities and competencies in serving their business needs.

We believe these success factors provide the solid foundation on which we continue to develop our solutions offerings, which are structured into three core Technology Solutions, three Business Practices and our Advanced Services portfolio, each described below.

Technology Solutions

Our Technology Solutions capitalize on the investments and experience accumulated in the group companies to offer a broad array of solutions in the following areas:

Borderless Networks. We believe we have the most robust and unique set of capabilities to design, build and operate scalable and secure network infrastructures to support the most demanding business applications in the Latin American region. Our proven expertise in deploying next generation networks for international and incumbent Service Providers is paired with an extensive list of medium and large size Enterprise customers, who have relied on us to build the connected fabric that supports their day to day operations. Our Borderless Networks Solutions encompass all the technologies that help us build such an infrastructure and include the multiple infrastructure and service layers that empower wireline, wireless, cable operators, over the top operators, broadcast and satellite providers to offer innovative services to their subscribers.

Cloud Solutions. The advent of a new paradigm to procure and consume IT services is transforming how organizations build and deploy their data centers, at the core of this change is the capability to build Private, Public or even Hybrid Cloud solutions to change the supply and demand dynamic of IT services, enabling CIOs to optimize their operations, accelerate their response time and better align their function with the key business priorities. At eLandia we specialize in helping our customers build their Public or Private Cloud infrastructures so that they can realize the benefits of this new service model, integrating the leading edge solutions of the industry and coupling them with a comprehensive suite of services to ease their journey into the Cloud. Our Cloud Solutions include offerings such as: Virtualized Desktop Infrastructure Solutions, Private Cloud Solutions, Data Center Infrastructure and Business Continuity services.

Virtual Workspace. The evolution of unified communications and collaboration technologies empowers our customers as never before. The capabilities to communicate, collaborate, participate in decision making processes, share knowledge, reach subject matter experts at a precise moment, enhance the level of customer intimacy and service, empower the interactions with partners and suppliers and overall to increase individual productivity regardless of time, location or device is transforming how modern organizations conduct business. Our Virtual Workspace Solutions bring this vision into the realm of possibilities for our customers, with a complete array of Enterprise Collaboration, Video Empowered Communications, Enhanced Customer Interaction and Mobile Workspace Solutions, we put technology at the service of our customers to truly grow and enhance their business.

Business Practices

The most impactful component of our strategy focuses on our goal of assisting customers to transform their enterprises using technology. More and more enterprises are recognizing that technology is not just a set of tools to support their operation and management, but also a powerful source of competitive advantage, generating new opportunities for growth and profitability. In order to help our customers transform their businesses, we have invested in building a series of Business Practice Solutions that help us build deeper relationships with customers and serve them more efficiently and effectively:

Critical Infrastructure Protection (CIP). Latin American governments and businesses face increasing pressures in the Security arena, given the rise in criminal activity throughout the region which translates not only in threats to Public infrastructure but also potential risks for many other facilities such as: airports, ports, sport stadiums, oil refineries, gas & oil pipelines, electric grid infrastructure, etc. Addressing these risks demands a systems approach where different physical security technologies are deployed and integrated in order to provide a common threat view and ensure an effective and coordinated response protocol is executed. eLandia, leveraging the expertise and capabilities of Amper, has launched in Latin American its CIP Practice, where the solutions of Amper and the most recognized vendors of the industry technologies are integrated, to deploy a comprehensive solutions to protect key assets and resources.

Smart+Connected Communities (S+CC). The growing need to enhance public safety in cities in Latin America is driving many national, regional and local governments into bold initiatives to boost security and at the same time enhance citizen services, ensure environmental sustainability and promote economic growth. Our S+CC Practice capitalizes on this trend and provides Regional or Local government entities with a complete suite of solutions to transform the citizens experience in areas such as: security, transportation, health services, education, utilities and constituents participation. This Business Practice combines multiple technologies and services to help cities transform the life experience of its inhabitants.

Education as a Service (EaaS). The EaaS Business Practice offers our customers the unique opportunity to redesign their business around a knowledge architecture framework, where the creation, distribution and sharing of knowledge is empowered at all levels by a complete suite of technologies and services that take into account the physical, services, applications and business architectures of the business and aligns them with a knowledge architecture to help organizations maximize the potential of its collective knowledge pool. Building this architecture and enabling it with all the needed technology and service elements is the main goal of the EaaS Practice.

Advanced Services Portfolio

Complementing our Technology and Business Solutions we provide a complete lifecycle services offering that ensures the realization of the full benefits of our value proposition:

Design & Build. All the projects we deploy in the region integrate a broad array of resources and capabilities including skilled project managers, the most extensive group of certified engineers as well as project team to provide logistic and operational support, along with our key technology partners capabilities to enhance our own and guarantee the quality and outcome of each project.

Operate & Optimize. By providing a complete array of services based on our technology solutions, we support our customers in achieving optimal operations and costs, lower risks and continuous technology refresh. Most importantly, we enable our customers to focus on their own core competencies and less on the challenges of building and maintaining a technology infrastructure. Our portfolio of Operate & Optimize Services includes:

DESCA Care. Provides an integral solution to manage faults, warranties and problem resolution related to the technology elements provided to our customers.

HEALTH assure. Offers a 7x24 monitoring service of the mission critical technology assets to ensure their performance meets the expected results and can trigger corrective actions based on preset deviations.

SMART operate. Provides a complete proactive management and operation of ICT infrastructures, including change and security management allowing our customers to focus on their core business.

TOTAL operate. Offers dedicated resources and capabilities, as well as enhanced response times to manage all aspects of the services supported by the technology infrastructure.

PERFORM xpress. Provides a valuable insight into the performance of the technology infrastructure and offers recommendations to enhance the security and capabilities of the system.

Technology Transfer. A key component of our strategy to empower our customer’s business is achieved by integrating a full suite of Technology Transfer services into every one of our offerings. By pairing the deployment of advanced technology infrastructures with our education services we can ensure that technology adoption is indeed achieved and that the business impact pursued by the proposed solution is not only reached but also that it is sustained in time.

Customers

We service more than 20,000 subscribers in American Samoa and in excess of 3,500 enterprise customers throughout Latin America. Our customers include many of the leading financial services, telecommunication, government, education, manufacturing, and media organizations in the countries in which we operate. In addition, we also provide services to globally recognized companies in helping them meet their integration, education, and services needs throughout Latin America as a regionally integrated provider.

Competition

The market for ICT services is highly competitive, regionally fragmented, and rapidly changing. We believe that customers evaluate a potential ICT service partner on the following attributes:

•      Ability to deliver products and services;

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

With our expanded presence in Brazil, we have truly become one of the few viable options for many of the regional and multinational accounts that seek to partner with a trusted organization to deliver consistent services and solutions in all the countries where these customers operate. Our initiatives to foster the relationships with these accounts is one of the key pillars of our 2011 strategy and as such we have assembled a dedicated team to serve the regional accounts with focal contact points in Mexico, Brazil, Miami and Madrid; as well as local touch points in each one of the countries where we operate; ensuring these customers an effective response to their regional and local requirements at the same time.

Although we anticipate competition to increase, both from existing competitors and from new companies entering our markets, given the range of technology products and services we provide, we believe there is no single competitor that matches our product, service, geographic, or expertise breadth and depth. Competitors exist in specific regions and for specific technologies and may include IT services companies such as Getronics, Micronet, Microsistemas Gerenciales S.A. de C.V., Grupo Sonda, Dimension Data, Openlink Software, Inc., and Softnet Technology, Corp., as well as global IT providers such as IBM and Hewlett Packard. In the South Pacific region, our main competitors are companies such as Digicel and the American Samoa Telecommunications Authority.

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

Upon successful closing of the announced transaction with Amper, and the consequent dilution of the SIBL participation in the company, we foresee a much more favorable outlook in terms of our prospects with key customers, partners, suppliers and eventually third party financing resources. The strengthening of our core position in the market, the focused approach to drive our solutions and practices portfolio in the market, a revamped services offering, our clear strategy to serve multinational accounts, the increasing need for Critical Infrastructure Protection solutions in Latin America, a committed, passionate and multicultural workforce and a favorable outlook in the economies of the region puts us in a unique position to capitalize on our past and become the leading technology enabler of the region.

Employees

As of March 31 2011, we had approximately 800 full time employees, of which, approximately 710 were in Latin America, 75 were in the South Pacific and 15 were at our corporate headquarters. Our employees are not represented by a labor union and are not covered by a collective bargaining agreement. We believe that our relations with our employees are good.

Properties

We lease approximately 10,000 square feet for our corporate headquarters located at 8200 NW 52nd Terrace, Miami, Florida. On January 1, 2011, we entered into a lease agreement with Doral 8333 Office, LLC (an affiliate of our landlord) for 9,340 square feet at 8333 Downtown Doral. Rent is currently abated at our current office space until the build-out and move to the new offices, at which time the required lease payments will be approximately $22,500 per month. In addition, we lease space in each of the geographic regions in which we have a presence for operations, sales, marketing and customer support, and general and administrative purposes. The amount of space leased for each purpose in each geographic operating segment varies depending on our current needs in each market. In the aggregate, we lease approximately 117,000 square feet in Latin America, which is predominantly office space used for sales, marketing and customer support, and general and administrative purposes. In the aggregate, we lease approximately 91,500 square feet in the South Pacific, of which approximately 9,300 square feet is for operations and approximately 82,200 square feet is office space for sales, marketing and customer support, and general and administrative purposes.

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

For the years ended December 31, 2010 and 2009, we incurred net losses of $19.6 million and $69.6 million, respectively. Additional factors such as acquisition and integration costs, the interest expense associated with debt financing, our inventory levels and the cash flow of our subsidiaries, may also negatively impact our ability to achieve and sustain profitability. There can be no assurance that we will not continue to incur losses or become profitable. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We do not anticipate that we will be able to generate sufficient cash from operations to fund our planned capital expenditures, to fulfill our payment obligations and to execute our expansion plans.

Our capital expenditures, together with ongoing operating expenses and obligations to service our debts, will likely decrease our available cash balances during the next fiscal year. We believe that our current level of working capital will be sufficient to sustain our current operations and service our debt obligations through at least January 1, 2012. However, there can be no assurance that the plans and actions proposed by management will be successful or that unforeseen circumstances will not require us to seek additional funding sources in the future or effectuate plans to conserve liquidity in the event additional sources of funds are needed or may not be available on acceptable terms, if at all. Although the overall economy is showing signs of recovery, in particular in the markets we serve, the current macro-economic conditions create risk and our ability to measure and react to these issues will ultimately factor into our future success and ability to meet our business objectives and fulfill our business plan. In addition, if we are not able to sell our assets or our sources of revenue do not generate sufficient capital to fund operations, we will need to identify other sources of capital and/or we may be required to modify our business plan.

In addition, our indebtedness requires us to dedicate a portion of our cash flows from operating activities to principal and interest payments on our indebtedness, which could prevent or limit our ability to implement growth plans, proceed with operational improvement initiatives, or pay dividends. If we are unable to generate sufficient cash flow from operations to repay our loans, we may need to seek new capital from other sources. We may also need to fund additional capital expenditures to keep pace with competitive developments. Due to macroeconomic conditions, such as continued or increased volatility or disruption in the credit markets, borrowing costs for future long-term debt or short-term borrowing facilities may increase and our financing options, including our access to the unsecured borrowing market, will be more limited. We may also be subject to additional restrictive covenants that would reduce our flexibility. These covenants could reduce our competitive ability and our ability to respond to changes in the external environment. More cash flow from operations will be required to settle our debt obligations and consequently will reduce funds for other purposes. Accordingly, our liquidity, financial condition, and results of operations could be adversely affected.

We may need to obtain additional sources of capital or financings to fund our working capital requirements, as well as our business and growth plans, and there is no assurance that such financing will be available or, if available, on terms acceptable to us.

Our operating revenues and cash flows may be insufficient to cover our working capital requirements and to fund our current business plan and anticipated growth. If we are unable to raise additional capital or obtain additional financing from other sources on acceptable terms when needed, we may be forced to reduce or delay product development, expansion, growth, and other capital expenditures, turn down customer orders, sell assets, restructure or refinance our existing debt, or seek additional equity capital. There can be no assurance, however, that additional financing will be available and, if available, can be obtained on terms favorable to us. Further, our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and on our financial performance. We cannot assure you that such capital will be available to us on acceptable terms or at all.

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

If economic conditions worsen, it will likely have an adverse impact on our business.

If economic conditions worsen, , it will likely have an impact on overall demand for systems, software and services changes. Delays or reductions in ICT spending could have a material adverse effect on demand for our products and services and consequently our results of operations, prospects and stock price. We may experience increased competitive pricing pressures, significant operating losses, elevated levels of obsolete inventory, inventory write-downs and larger bad debt losses. In addition, we may not be able to adequately adjust our cost structure in a timely fashion to remain competitive, which may cause our profitability to suffer. Economic downturns may also lead to restructuring actions and associated expenses, including the impairment of goodwill or other intangible assets.

We are substantially dependent upon external financing from several different sources to fund our operations, including trade credit from our principal suppliers. Termination of all or some of these facilities will lead to disruptions in our business and may result in an inability to execute our business plan.

We rely on financing from our principal suppliers, including Cisco and banks located in certain of the countries in which our subsidiaries are located. These arrangements are subject to a number of conditions and, in some cases, financing is in the sole discretion of each supplier or bank. We cannot assure you that we will continue to meet the financing conditions of these third parties and/or that these institutions will not terminate these funding arrangements. Several of our suppliers, including our largest supplier, extend trade credits to us in amounts based on various factors, including the amounts of our purchases and their internal credit criteria. The loss of, or reduction in, our revolving credit lines, or trade credit from our principal suppliers could reduce our liquidity, increase our working capital needs and/or limit our ability to purchase products which could adversely affect our financial condition or results of operations.

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

We apply to CADIVI for the conversion of local currency to U.S. Dollars at the official exchange rate. The parallel exchange market was used for U.S. Dollar needs other than conversions obtained through CADIVI, and the parallel exchange market had rates less favorable than the official exchange rate.

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

On January 11, 2010, the Venezuelan government devalued the Bolivar Fuerte and changed to a two-tier exchange structure. The official exchange rate moved from 2.15 Bolivar Fuertes per U.S. Dollar to 2.60 for essential goods and 4.30 for non-essential goods and services, with our products generally falling into the non-essential category. For any U.S. Dollar we obtain at the official rate to pay for the purchase of imported goods, we will realize benefits in our statements of operations associated with the favorable exchange rate, as compared to the parallel rate.

We continued to value our net monetary assets using the parallel exchange rate until May 17, 2010, at which time the Venezuelan government enacted reforms to its foreign currency exchange control regulations (the “exchange control regulations”) to close down the parallel exchange market and announced its intent to implement an alternative market under the control of the Venezuela Central Bank. On June 9, 2010, the Venezuelan government introduced a newly regulated foreign currency exchange system, Sistema de Transacciones con Titulos en Moneda Extranjera (“SITME”), which is controlled by the Central Bank of Venezuela (“BCV”). Foreign currency exchange transactions not conducted through CADIVI or SITME may not comply with the exchange control regulations, and could therefore be considered illegal. The SITME imposes volume restrictions on the conversion of Venezuelan Bolivar Fuertes to U.S. Dollars, currently limiting such activity to a maximum equivalent of $350,000 per month.

As a result of the enactment of the reforms to the exchange control regulations, we changed the rate we use to remeasure Bolivar Fuerte-denominated transactions from the parallel exchange rate to the SITME rate specified by the BCV, which was quoted at 5.30 Bolivar Fuertes per U.S. Dollar at December 31, 2010. Since this new translation rate was more favorable than the parallel rate, we recorded a gain of $2.6 million for the nine months ended December 31, 2010. This gain offset the $2.2 million loss recorded during the three months ended March 31, 2010 resulting from the less favorable parallel rate as of March 31, 2010 compared to December 31, 2009.

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

The internal investigation preliminarily revealed that certain payments from Latin Node prior to our acquisition of Latin Node may have been made in violation of the FCPA. We voluntarily and proactively reported these potential violations to the SEC, the United States Department of Justice, and the Federal Bureau of Investigation and cooperated fully with these agencies regarding this matter. Following settlement discussions with the Department of Justice, Latin Node agreed to enter into a plea agreement to resolve the matter by the payment of a monetary penalty of $2 million for the actions that occurred prior to Latin Node’s acquisition by us. On March 23, 2009, the Department of Justice filed charges in the United States District Court for the Southern District of Florida against Latin Node for actions taken by Latin Node prior to the time that we made our investment in Latin Node. On April 3, 2009, the matter was resolved and the court approved the plea agreement reached with the Department of Justice. In accordance with the terms of the settlement agreement, we paid $500,000 promptly following the settlement date, and the remaining $1,500,000 will be paid in three equal installments of $500,000 each by January 31, 2010, January 31, 2011 and January 31, 2012, respectively. On March 22, 2010, the court approved a modified payment schedule such that the $500,000 payment originally due on January 31, 2010 will now be paid in the following manner: $50,000 on March 31, 2010, $125,000 on May 15, 2010, $125,000 on July 15, 2010, $125,000 on October 15, 2010 and $75,000 on December 15, 2010. On March 17, 2011, the court approved a modified payment schedule such that the January 31, 2011 payment of $500,000 will now be paid by making payments of $50,000 on the fifteenth of every month until December 15, 2011, when we will pay the balance on any arrears. The remaining January 31, 2012 payment remains unchanged but may be accelerated upon completion of a number of conditions agreed upon by the Department of Justice and eLandia.

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

Our operations in the South Pacific are subject to varying degrees of regulation by the FCC, local regulatory agencies and legislative bodies and comparable regulatory agencies in the markets that we serve and may in the future be subject to regulation by environmental agencies. Adverse decisions or regulations of these regulatory bodies could limit our ability to conduct business or increase our costs of doing business. Governmental regulations and orders can significantly increase our costs and affect our competitive position compared to other telecommunications providers. We are unable to predict the scope, pace, or financial impact of regulations and other policy changes that could be adopted by the various governmental entities that oversee portions of our business.

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

We will be exposed to foreign exchange risks. Foreign currency fluctuations may affect both our revenues and our costs and expenses and significantly affect our operating results. The majority of our revenue and costs from international operations have been denominated in the currencies of Latin American countries such as Venezuela (the Bolivar Fuerte), Colombia (the Peso), Mexico (the Peso), Argentina (the Peso), and Costa Rica (the Colon), as well as the currency of Samoa (the Tala). As a result, we may experience gains and losses resulting from fluctuations in foreign currency exchange rates and we bear the risk that the rate of inflation in one or more these countries will exceed the rate of the devaluation of that country’s currency in relation to the U.S. Dollar, which would increase our costs. We have not undertaken foreign exchange hedging transactions and are completely exposed to foreign currency transaction risk for all of our operations.

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

We may determine from time to time to issue additional securities to raise additional capital, support growth, or to make acquisitions. Further, we may issue stock options or other stock grants to retain and motivate our employees. These issuances of our securities will dilute the ownership interests of our current stockholders. New investors also may have rights, preferences and privileges senior to our current stockholders, which may adversely impact our current stockholders.

The interests of our majority stockholder could conflict with those of our other stockholders resulting in the approval of corporate actions that are not necessarily in the best interest of the other stockholders.

As a result of the consummation of the transactions contemplated by the Contribution Agreement, Amper holds approximately 85% of our outstanding common stock. As a result, Amper is able to exert significant influence over the outcome of stockholder votes, including votes concerning amendments to our charter and bylaws, the election of directors and the approval of significant corporate transactions. Amper’s interests may conflict with the interests of other holders of common stock and it may take actions affecting us with which you may disagree.

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

We lease approximately 10,000 square feet for our corporate headquarters located at 8200 NW 52nd Terrace, Miami, Florida. On January 1, 2011, we entered into a lease agreement with Doral 8333 Office, LLC (an affiliate of our landlord) for 9,340 square feet at 8333 Downtown Doral. Rent is currently abated at our current office space until the build-out and move to the new offices, at which time the required lease payments will be approximately $22,500 per month. The lease expired on September 30, 2010 and required lease payments of approximately $10,000 per month. We are currently leasing the space on a month-to-month basis. In addition, we lease space in each of the geographic regions in which we have a presence for operations, sales, marketing and customer support, and general and administrative purposes. The amount of space leased for each purpose in each geographic operating segment varies depending on our current needs in each market. In the aggregate, we lease approximately 117,000 square feet in Latin America, which is predominantly office space used for sales, marketing and customer support, and general and administrative purposes. In the aggregate, we lease approximately 91,500 square feet in the South Pacific, of which approximately 9,300 square feet is for operations and approximately 82,200 square feet is office space for sales, marketing and customer support, and general and administrative purposes.

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

On February 24, 2009, Kelton and Datec, as plaintiffs, filed in the High Court of Fiji at Suva an Ex Parte Notice of Motion for Interim Injunction (the “Motion”). The Motion named as defendants Generic, Datec Pacific Holdings Ltd., eLandia, the Receiver for Stanford, and the Registrar of Companies. The Motion sought an interim injunction preventing certain defendants from, among other things, appointing new directors or removing existing directors from the board of directors of Generic and other entities and also preventing certain defendants from disposing of shares in Generic or its subsidiaries. On February 27, 2009, the Fiji Court entered an order granting this relief on an ex parte basis.

On March 31, 2009, Kelton and Datec filed a Statement of Claim in the Fiji Action. In essence, the Statement of Claim alleged that the Arrangement Agreement pursuant to which eLandia acquired the subsidiaries of Datec was induced by untrue representations related to the capital to be devoted to those subsidiaries and alleged investigations of Stanford. It asserted claims for fraudulent misrepresentation, proper construction and enforceability of certain Stock Purchase Agreements in which claims against eLandia were released, breach of Stock Purchase Agreements, breach of the Arrangement Agreement, and equitable estoppel. As relief, it sought, among other things, rescission of the Arrangement Agreement and Stock Purchase Agreements, a declaration as to the scope of the Stock Purchase Agreements, injunctive relief, and damages.

On June 24, 2010, we entered into a settlement agreement (“Settlement Agreement” ) with the plaintiffs in this case, among others, pursuant to which: (i) 150,000 shares of our common stock were transferred to us in exchange for our interests in Datec Fiji and Datec Australia, (ii) the parties agreed to dismiss all pending legal proceedings between them, (iii) the parties exchanged mutual general releases, and (iv) the parties agreed to be subject to certain non-interference, and non-disparagement covenants. This action was dismissed August 12, 2010.

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

Market Information

Effective November 17, 2007, our shares of common stock commenced trading on the OTC Bulletin Board and currently trade under the symbol “ELAN.OB.” Prior to that date, there was no active market for our common stock and since that date, there have only been limited or sporadic quotations and only a very limited public trading market for our securities. At the close of business on April 15, 2011, there were approximately 23,288,480 shares of our common stock issued and outstanding which were held by approximately 417 stockholders of record. The following table sets forth the high and low closing sales prices for our common stock as quoted by OTC Bulletin Board for the periods indicated:

	Quarter Ended
	March 31	June 30	September 30	December 31
Common stock price per share during 2010:
High	$0.45	$0.55	$0.55	$0.30
Low	$0.18	$0.18	$0.10	$0.11

Common stock price per share during 2009:
High	$1.30	$0.75	$0.73	$0.45
Low	$0.40	$0.30	$0.21	$0.16

The quotations in the above table reflect inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions. On March 31, 2011, the last reported bid price of our common stock reported on the OTC Bulletin Board was $0.20 per share.

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

Overview

We are a provider of ICT products and services to small, medium-sized and large businesses as well as government entities and service providers, primarily in Latin America. We have presence in over 17 countries, including Argentina, Colombia, Costa Rica, Ecuador, El Salvador, Guatemala, Honduras, Mexico, Nicaragua, Panama, Peru, Venezuela and the United States. We also operate in the South Pacific region through our wholly-owned subsidiary, AST, which offers mobile communications, Internet services and cable TV services (Moana TV) in American Samoa under the Bluesky Communications brand. In addition we also own 66 2/3% of the ASH Cable in partnership with the American Samoa Government, providing high-speed networking connections between the territory of American Samoa and the rest of the world.

We provide innovative technology solutions that help customers increase efficiency, improve business agility, decrease costs, and maximize their existing ICT investments in order to achieve competitive advantages. Our service portfolio currently consists of three core business offerings: Technology Solutions, Business Practices and Advanced Services, all of which assist our customers compete effectively in the global economy. We also hold more than 38 certifications and specializations from leading technology companies, including Cisco, Microsoft and others.

We operate through three reporting segments: Latin America, South Pacific and Corporate and Discontinued Operations. See Note 23 to the Consolidated Financial Statements for additional information regarding our segments.

Discontinued Operations

Our discontinued operations are comprised of (i) our 50% interest in Datec PNG, which was sold in April 2009; (ii) our operations in Fiji; and (iii) certain eLandia predecessor companies that no longer conduct any operations.

Through April 17, 2009, we held a 50% interest in Datec PNG. Due to our management influence, we consolidated Datec PNG within our consolidated financial statements. Datec PNG provided technology products, Internet access services and IT services to large corporate organizations. On April 17, 2009 we sold our 50% ownership interest in Datec PNG to Steamships Ltd.

In April 2009, the Reserve Bank of Fiji announced that Fiji’s currency had been devalued by 20% effective April 16, 2009, the President of Fiji annulled the country’s constitution, terminated all the judges in the country and declared himself the head of state. This triggered an impairment charge to our goodwill in Fiji during the year ended December 31, 2009 due to the anticipated economic instability and an uncertain business climate. As a result of these factors and the uncertainty caused by such factors, in December 2009 our Board of Directors approved management’s proposal to dispose of our operations in Fiji. Management began to actively market and locate a buyer for our operations in Fiji during the quarter ended March 31, 2010. On June 24, 2010, we entered into a settlement agreement with Kelton and Datec, as plaintiffs, among others, pursuant to which 150,000 shares of our common stock have been transferred to us in exchange for our interests in Datec Fiji and Datec Australia. As a result of the settlement and resolution of the material closing conditions, we re-measured the value of the net liabilities transferred at the lower of the carrying amount or fair value. We determined that the fair value of the 150,000 shares of our common stock returned to us was deminimus. Accordingly, we recorded a gain in discontinued operations, which includes the results of operations for the year ended December 31, 2010, of $2.4 million. That gain includes approximately $3.6 million from the recovery of accumulated translation gains previously reflected as a component of other comprehensive income.

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

On an ongoing basis, we evaluate our estimates and judgments. Areas in which we exercise significant judgment include, but are not necessarily limited to, the amount of uncollectible accounts receivable, the valuation of value added tax (“VAT”) receivable, deferred taxes and related valuation allowances, the amount to be paid for the settlement of liabilities of discontinued operations, accrued expenses, the amount allocated to contract rights, customer lists, trade names and goodwill in connection with acquisitions, along with the estimated useful lives for amortizable intangible assets and property, plant and equipment, warrants granted in connection with various financing transactions and share-based payment arrangements.

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

As a result of the weakened economic environment, we undertook a review of the carrying amount of our intangible assets and goodwill as of December 31, 2009. The results of our quantitative analysis indicated that no impairment existed in our intangible assets and goodwill in Latin America; however, we also considered qualitative factors in our assessment. Specifically, we noted that the weakened economic environment continues to have a negative impact on our operations at Transistemas as evidenced by the significant operating losses experienced from our operations in Argentina. In addition, we noted the significant country risk that exists in Venezuela (and to a lesser extent in Ecuador) and that the inherent political uncertainty which exists makes any long-term estimates as to future cash flows derived from that business extremely volatile. Although the weakened economic environment has affected our subsidiaries in other parts of Latin America, the effects have been felt to a much lesser extent. While the quantitative analysis supports the current carrying value of the intangible assets and goodwill in our other Latin America subsidiaries, we believed that an impairment existed from a qualitative standpoint given the uncertainty and instability of the future economic environment in certain countries of Latin America and the political risk in some of our markets. Accordingly, at December 31, 2009, we recorded a $15 million impairment charge in the consolidated statement of operations during the year ended December 31, 2009.

As a result of litigation in Fiji, as well as Fiji’s current economic instability and uncertain business climate, we undertook a review of the carrying amount of our goodwill as of March 31, 2009 and determined that the value of our goodwill related to Fiji had been impaired. Accordingly, we recorded a goodwill impairment charge, which is included in loss from discontinued operations, of $1,025,717 during the year ended December 31, 2009.

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

Formulating estimates in any of the above areas requires us to exercise significant judgment. It is at least reasonably possible that the estimates of the effect on the consolidated financial statements of a condition, situation, or set of circumstances that existed at the date of the consolidated financial statements that we considered in formulating our estimates could change in the near term due to one or more future confirming events. Accordingly, the actual results regarding estimates of any of the above items as they are presented in the consolidated financial statements could differ materially from our estimates.

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

In December 2010, the FASB issued ASU No. 2010-28, “Intangibles – Goodwill and Other (Topic 350) – When to Perform Step 2 of the Goodwill Impairment Test for reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”). ASU 2010-28 modifies Step 1 of the goodwill impairment test so that for those reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not based in an assessment of qualitative indicators that goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exits, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of this pronouncement is not expected to have a material impact on our consolidated financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

Results of Operations – Overview

Our business and operating results have been and will continue to be affected by regional and worldwide economic conditions. Our sales are dependent on certain industry and markets that are impacted by consumer as well as industrial and infrastructure spending, and our operating results can be adversely affected by reduced demand in those markets.

We experienced a 13% decrease in revenues for the year ended December 31, 2010 compared with the same period in 2009. Our results for the year ended December 31, 2009 reflect the translation of our Venezuelan operations at the official exchange rate, whereas the results for the year ended December 31, 2010 reflect the translation of our Venezuelan operations at the parallel exchange rate through May 2010 and the SITME (as defined below) rate thereafter. Excluding the effect of the differences in exchange rates in Venezuela, revenues increased 18% for the year ended December 31, 2010 compared to the year ended December 31, 2009. Contributing to our results for the year ended December 31, 2010 was the execution of a significant contract in Ecuador, improving customer confidence, improvement in economic conditions internationally, continued selective investment in strategic sales, marketing and customer support activities to drive sales and develop growth platforms, as well as the implementation of general and administrative cost-cutting measures. Our revenues for 2010 would have reflected a higher increase year over year (excluding Venezuela) had they not been impacted by credit holds with a major vendor. Such credit holds delayed the delivery of customer orders, which, in turn, delayed or caused the loss of sales during the year ended December 31, 2010. However, we do not believe such credit holds will significantly impact our results in 2011.

Sales in a particular period may be significantly impacted by several factors related to revenue recognition, including large and sporadic purchases by customers; the complexity of transactions such as multiple element arrangements; and final acceptance of the product, system, or solution, among other factors. We experience a seasonal pattern to our business. The fourth quarter is typically the strongest quarter of our fiscal year, while the first quarter is negatively affected by holidays. We are monitoring the current environment and its potential effects on our customers and on the markets we serve. Additionally, we continue to closely manage our costs in order to respond to changing conditions. We are also managing our capital resources and monitoring capital availability to ensure that we have sufficient resources to fund our capital needs. Backlog as of December 31, 2010 was $54.6 million, compared to $65.2 million as of December 31, 2009. Exclusive of Venezuela in both periods, backlog was $48.2 million as of December 31, 2010, compared to $53.0 million as of December 31, 2009.

•	Gross margin, as a percentage of consolidated net sales, increased from 28% for the year ended December 31, 2009 to 30% for the year ended December 31, 2010, primarily due to a shift in our product mix towards more service-related products, which generally yield higher overall margins.

•	Operating loss for the year ended December 31, 2010 was $11.7 million, compared to $44.8 million for the year ended December 31, 2009. The decrease in operating loss is primarily due to a decrease in overall operating expenses of approximately $35.8 million. Lower operating expenses are principally related to a decrease in general and administrative expenses of $11.4 million; a decrease in sales, marketing and customer support of $7.1 million; and a decrease in depreciation and amortization expense of $3.3 million. Additionally, operating expenses for the year ended December 31, 2009 include a $15 million charge related to the impairment of intangible assets and goodwill in our Latin American segment.

•	Net loss attributable to eLandia for the year ended December 31, 2010 was $19.4 million, compared to $68.8 million in the same period in 2009. The decrease in net loss is primarily due to lower operating loss and lower other non-operating expenses. Contributing to the decrease in other non-operating expenses was a reduction in foreign currency exchange loss of $5.2 million and a gain on extinguishment of debt of $2.0 million. Additionally, we had income from discontinued operations of $2.4 million for the year ended December 31, 2010, compared to a loss from discontinued operations of $12.0 million for the prior year. Offsetting the decrease in net loss was an increase in interest expense mainly due to interest recognized on a $5.5 million advance from Medidata received in September 2010. In addition, the decrease in net loss was offset by the provision for income taxes of $1.5 million for the year ended December 31, 2010, compared to a benefit for income taxes of $0.2 million for the prior year.

•	Net loss per share decreased from ($2.50) for the year ended December 31, 2009 to ($0.71) for the year ended December 31, 2010.

Results of Operations – Latin America

In addition to various lines of traditional and advanced information technology products, we currently offer a broad range of technology services and solutions built within our comprehensive security and best practices philosophy, providing the solid foundation on which we continue to develop our solution offerings, which are structured into three core competencies:

•	Technology Solutions: We capitalize on the investments and experience accumulated in our group companies to offer a broad array of solutions in the areas of borderless networks, cloud solutions, and virtual workspace.

•	Business Practices: We focus on our goal of assisting customers transform their enterprises using technology. We have invested in building a series of Business Practice Solutions that help us build deeper relationships with customers and serve them more efficiently and effectively.

•	Advanced Services Portfolio: Complementing our Technology and Business Solutions, we provide a complete lifecycle services offering that ensures realization of the full benefits of our value proposition.

In support of our broad range of offerings we currently hold more than 38 certifications and specializations from leading technology companies, including Cisco, Microsoft and others. The products and services we offer in each of our markets vary depending on the infrastructure, existing data communications systems and the needs of the local economy.

Venezuela

We measure assets, liabilities, sales and expenses denominated in Venezuelan Bolivar Fuertes converting such amounts into U.S. Dollars using the applicable exchange rate, and the resulting translation adjustments are included in earnings. Through May 2010, we used the parallel rate to convert transactions and balances denominated in Bolivar Fuertes into U.S. Dollars. Our results in Venezuela through May 2010 are reflected in the consolidated financial statements at the parallel exchange rate, which was approximately 8.98 to 1 U.S. Dollar; and during substantially all of 2009, we used the official rate of 2.15 to 1 to report the results of our Venezuelan operations. As of December 31, 2009, we changed the rate we used to remeasure our Venezuelan operations from the official exchange rate to the parallel exchange rate. Our considerations for changing the rate included indications that the Venezuelan government was not likely to continue to provide substantial currency exchange at the official rate for companies importing nonessential products, difficulties in obtaining approval for the conversion of local currency to U.S. Dollars at the official exchange rate (for imported products, royalties and distributions), and delays in obtaining payment approvals. As a result of this decision, we recorded a pretax loss of $4.4 million for the year ended December 31, 2009.

We continued to value our net monetary assets using the parallel exchange rate until May 17, 2010, at which time the Venezuelan government enacted reforms to its foreign currency exchange control regulations (the “exchange control regulations”) to close down the parallel exchange market and announced its intent to implement an alternative market under the control of the Venezuela Central Bank. On June 9, 2010, the Venezuelan government introduced a newly regulated foreign currency exchange system, SITME, which is controlled by the BCV. Foreign currency exchange transactions not conducted through CADIVI or SITME may not comply with the exchange control regulations, and could therefore be considered illegal. The SITME imposes volume restrictions on the conversion of Bolivar Fuertes to U.S. Dollars, currently limiting such activity to a maximum equivalent of $350,000 per month.

As a result of the enactment of the reforms to the exchange control regulations, we changed the rate we use to remeasure Bolivar Fuerte-denominated transactions from the parallel exchange rate to the SITME rate specified by the BCV, which was quoted at 5.30 Venezuelan Bolivar Fuertes per U.S. Dollar on December 31, 2010. Since this new translation rate was more favorable than the parallel rate, we recorded a gain of $2.6 million for the nine months ended December 31, 2010. This gain significantly offset the $2.2 million loss recorded during the three months ended March 31, 2010 resulting from the less favorable parallel rate as of March 31, 2010 compared to December 31, 2009. Due to the level of uncertainty in Venezuela, we cannot predict the exchange rate that will ultimately be used to convert our local currency monetary assets in Venezuela to U.S. Dollars in the future. As a result, negative charges reflecting a less favorable exchange rate outcome are possible.

Following are the exchange rates utilized to remeasure and translate our Venezuelan results of operations during the year ended December 31, 2010 and 2009, respectively:

	As of December 31,
Monthly Average Exchange Rate:	2010	2009
January	6.15	2.15
February	6.49	2.15
March	6.90	2.15
April	7.33	2.15
May	8.02	2.15
June	5.27	2.15
July	5.30	2.15
August	5.30	2.15
September	5.30	2.15
October	5.30	2.15
November	5.30	2.15
December	5.30	2.15
Year to Date Average Exchange Rate	6.00	2.15
Period End Exchange Rate	5.30	5.97

The aforementioned changes in the exchange rates have reduced the remeasured and translated value in U.S. Dollars of Bolivar Fuerte-denominated Venezuelan transactions compared with prior periods. Venezuela exchange rate matters, along with local market and regulatory conditions, have resulted in a substantial decrease in net sales for our Venezuelan subsidiary. For the year ended December 31, 2010, our Venezuelan subsidiary represented 12% of our consolidated net sales, compared to 35% for the year ended December 31, 2009.

Revenues for our Venezuelan operations for the year ended December 31, 2010, remeasured at the parallel rate through May 2010 and the SITME rate thereafter, were $17.4 million, compared to $60.4 million for the year ended December 31, 2009, remeasured at the official rate. Gross profit for Venezuela for the year ended December 31, 2010 was $4.3 million, or gross margin of 25%, compared to gross profit of $18.7 million, or gross margin of 31%, for the year ended December 31, 2009. Operating expenses for Venezuela for the year ended December 31, 2010 were $6.0 million, compared to $17.2 million for the year ended December 31, 2009. Net income for the year ended December 31, 2010 was $2.8 million, compared to a net loss of $2.3 million for the year ended December 31, 2009.

There will be an ongoing impact related to measuring the statement of operations for our Venezuelan operations at the SITME exchange rate. Our net sales and operating income in Venezuela are subject to a highly inflationary environment, which as of December 31, 2010, was in excess of 30% per year. The comparability of our Venezuelan results and the resulting U.S. Dollar value reported in any given period are affected by the fluctuations in the exchange rates.

Latin America

Comparison of the Year Ended December 31, 2010 to the Year Ended December 31, 2009

The following table sets forth, for the periods indicated, consolidated statements of operations information for our continuing operations in Latin America.

	For the Year Ended December 31,
	2010	2009	$ Change	% Change
Revenue
Product Sales	$81,826,832	$110,639,219	$(28,812,387)	(26.0)%
Services	54,054,720	50,081,648	3,973,072	7.9%
Total Revenue	135,881,552	160,720,867	(24,839,315)	(15.5)%
Cost of Revenue
Product Sales	65,711,617	88,051,132	(22,339,515)	(25.4)%
Services	34,515,772	32,457,159	2,058,613	6.3%
Total Cost of Revenue	100,227,389	120,508,291	(20,280,902)	(16.8)%
Gross Profit	35,654,163	40,212,576	(4,558,413)	(11.3% )
	26.2%	25.0%	1.2%
Expenses
Sales, Marketing and Customer Support	19,675,287	26,305,265	(6,629,978)	(25.2)%
General and Administrative	18,234,543	25,800,356	(7,565,813)	(29.3)%
Impairment of Intangible Assets and Goodwill	—	15,000,000	(15,000,000)	(100.0)%
Depreciation and Amortization	2,525,914	2,662,635	(136,721)	(5.1)%
Amortization – Intangible Assets	—	3,481,546	(3,481,546)	(100.0)%
Total Expenses	40,435,744	73,249,802	(32,814,058)	(44.8)%
Operating Income (Loss)	(4,781,581)	(33,037,226)	28,255,645	(85.5)%
Interest (Expense) Income, Net	(5,680,683)	(4,384,401)	(1,296,282)	29.6%
Gain on Extinguishment of Debt	2,037,500	—	2,037,500	100.0%
Change in Value of Noncontrolling Interest Purchase Price bligation	—	814,127	(814,127)	(100.0)%
Other Income (Expense)	(2,939,040)	(7,755,658)	4,816,618	(62.1)%
Income Tax (Expense) Benefit	(1,048,087)	66,387	(1,114,474)	(1678.7)%
Net Income (Loss)	$(12,411,891)	$(44,296,771)	$31,884,880	(72.0)%

Product Sales

Year over year decline in product sales was $28.8 million, or 26%. Excluding the effect of Venezuela’s product revenues in both periods, we experienced a growth in product sales of $4.2 million, or 6%. The increase in product sales, excluding the effect of Venezuela, is primarily attributable to increased sales in our markets in Colombia and Argentina, offset by a decrease in product sales in Mexico. During the year ended December 31, 2010, we recognized approximately $9.9 million in product revenues related to three significant projects in Colombia and approximately $5.8 million in product revenues related to three significant projects in Argentina. During the year ended December 31, 2010, product revenues in our Latin American segment benefited from higher dollar value sales and increased customer base, as compared to the year ended December 31, 2009. Product sales for the year ended December 31, 2010 were impacted by credit holds imposed on us by a major vendor. Such credit holds delayed the delivery of customer orders, which, in turn, delayed or caused the loss of sales during the year ended December 31, 2010.

Revenues for our Venezuelan operations for the year ended December 31, 2009 include product revenues at higher margins compared to margins for customer orders in the same period in 2010, which were significantly lower. Venezuela’s revenues for the year ended December 31, 2009 include approximately $40.2 million in product and services revenues, translated at the official rate of 2.15 related to three customers. Revenues from these same three customers amounted to approximately $4.6 million, translated at an average exchange rate of 6.00 for the year ended December 31, 2010. The Venezuelan market, and to a lesser extent, our other Latin American markets, have been significantly affected by the global financial crisis and significant inflation. This has made it more challenging for our customers to maintain their capital spending and obtain credit to fund their purchases resulting in the termination, postponement or dollar value decrease of several contracts. Additionally, our results of operations for Venezuela are impacted by the differential between our revenue and cost cycles. Sales are mainly denominated in Bolivar Fuertes whereas purchases are mainly denominated in U.S. Dollars, thereby creating an exchange rate difference between revenues and costs, which has impacted our gross margins. In order to mitigate the risks that are present in Venezuela, management has been developing sales and customer bases in our other more profitable markets and restricting its sales in Venezuela. We are also working closely with our sales personnel and vendors to enter into more profitable arrangements.

Product gross margin remained consistent at 20% for the years ended December 31, 2010 and 2009. Excluding the effect of Venezuela in both periods, our product gross margin increased from 17% for the year ended December 31, 2009 to 20% for the year ended December 31, 2010. The increase in our product gross margin, excluding the effect of Venezuela, mainly results from a combination of product pricing and cost beneficial negotiations with our vendors.

Services

Year over year growth in revenue from the provision of professional ICT services was $4.0 million, or 8%. Excluding the effect of Venezuela’s service revenues in both periods, year over year growth in service revenues was $13.9 million, or 41%. During the year ended December 31, 2010, we recognized approximately $6.6 million in services revenues related to a significant project in Ecuador. We expect to recognize an additional $4.2 million in services revenue from this project during 2011 and 2012. Additionally, we recognized approximately $4.9 million in services revenues related to three significant projects in Colombia. Our overall increase in services revenues is also attributable to several new maintenance agreements entered into during the year ended December 31, 2010 associated with product sales, which has resulted in a larger installed base of our equipment being serviced.

Venezuela’s revenues for the year ended December 31, 2009 include service revenues at higher margins related to customers whose 2010 orders were significantly lower. As noted above, the Venezuelan market, and to a lesser extent, our other Latin American markets, have been significantly affected by the global financial crisis and significant inflation.

Service gross margin remained relatively consistent at 36% for the year ended December 31, 2010, compared to 35% for the year ended December 31, 2009. Excluding the effect of Venezuela in both periods, our service gross margin increased from 29% for the year ended December 31, 2009 to 36% for the year ended December 31, 2010. Our gross margin for 2010 has benefited from the synergies achieved from the consolidation of costs among the markets we serve which enabled us to control costs, while increasing revenues.

Expenses

Our overall operating expenses during the year ended December 31, 2010 decreased as a result of cost-cutting measures implemented during 2009 and 2010 in response to the overall weakened economy in Latin America. We revised our growth plans while implementing cost control programs, optimizing back-office functions and reducing our headcount by approximately 300 people. The change in the exchange rates we use to remeasure our Venezuelan operations also contributed to the decrease in expenses.

Sales, marketing and customer support costs include costs associated with advertising and promoting our products and services as well as supporting the customer after the sale is complete. Sales, marketing and customer support expenses for the year ended December 31, 2009 reflect the significant investments made to expand our sales teams in multiple markets and roll out marketing campaigns supporting our entry into new markets such as Peru, El Salvador, Guatemala and Nicaragua. As a result of the weakened economic environment, we began reallocating resources by cutting plans and projects in order to reinvest in newer, more effective strategies, thereby reducing our costs during the year ended December 31 2010.

General and administrative expenses include back office expenses such as executive and support staff costs as well as professional fees for accounting, legal and other services associated with our Latin America operations. The year ended December 31, 2010 reflect the benefits of our 2009 and 2010 cost-cutting measures achieved mostly through reductions in salaries, office expenses and office-related expenses, including the closure of four offices in Latin America. We are benefitting from the efficiencies resulting from the optimization of our back-office infrastructure, such as the combination of support functions, and the realization of savings from cost control programs, such as the limitation of travel expenses, implemented over the last several quarters.

During the year ended December 31, 2009, we reviewed the carrying value of our goodwill and intangible assets in our Latin American segment. As a result of the review, we recorded a $15 million impairment charge as of December 31, 2009, thereby reducing the carrying value of our goodwill to $8.2 million and our intangible assets to $0 at December 31, 2009. Since we no longer have amortizable intangible assets, we have not recorded amortization expense for the year ended December 31, 2010.

Interest expense is the cost associated with our outstanding debt obligations in Latin America including lines of credit, loans from financial institutions and capital leases. Interest expense, net of interest income, increased for the year ended December 31, 2010, as compared to 2009, mainly from the interest expense recorded in connection with the $5.5 million advance received from Medidata under the September 2010 strategic alliance arrangement. Net interest expense, excluding the Medidata advance, decreased as a result of lower average outstanding debt obligations.

On March 16, 2010, we entered into a Settlement Agreement with Stanford International Holdings (Panama) S.A. (“SIHP”), whereby we agreed to pay SIHP $462,500 in full and final settlement of a $2.5 million outstanding balance under a line of credit with Stanford Bank (Panama) S.A. Accordingly, we recorded a gain on the extinguishment of debt in the amount of $2,037,500 during the year ended December 31, 2010.

During the year ended December 31, 2009, we recorded an $814,127 change in value of the noncontrolling interest purchase price obligation related to the remaining 30% interest in Desca which was previously owned by Alvarado. On July 17, 2009, we consummated a purchase and sale transaction under a Securities Purchase Agreement effective as of July 1, 2009 with Alvarado pursuant to which, we purchased the remaining 3,000,000 Common Units of Desca for an aggregate purchase price of $1.9 million.

Income tax expense amounted to $1.0 million for the year ended December 31, 2010, compared to $0.1 million for the year ended December 3,1 2009. On a consolidated basis, our effective income tax rate increased from 0.0% for the year ended December 31, 2009 to 7.6% for the year ended December 31, 2010.

Other income and expense is comprised of non-operating items. Other expense for the years ended December 31, 2010 and 2009 is mainly comprised of foreign currency exchange losses, primarily related to our Venezuelan operations.

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

During the third quarter of 2008, we began restructuring our South Pacific operations by consolidating our presence in American Samoa, Fiji and Papua New Guinea. Further, in April 2009, we sold our operations in Papua New Guinea and, as a result, have classified the results of operations for our Papua New Guinea operations as discontinued operations for all periods presented in our consolidated financial statements. Additionally, in March 2010, we classified the results of operations for our Fiji operations as discontinued operations for all periods presented in our consolidated financial statements. The reorganization of our South Pacific operations is expected to save us approximately $1 million in operating costs on an annual basis. The information presented below does not include the results of our discontinued operations.

Comparison of the Year Ended December 31, 2010 to the Year Ended December 31, 2009

The following table sets forth, for the periods indicated consolidated statements of operations information for our operations in the South Pacific.

	For the Year Ended December 31,
	2010	2009	$ Change	% Change
Revenue
Product Sales	$544,696	$533,252	$11,444	2.1%
Services	14,495,468	12,307,183	2,188,285	17.8%
Total Revenue	15,040,164	12,840,435	2,199,729	17.1%
Cost of Revenue
Product Sales	553,692	587,465	(33,773)	(5.7)%
Services	4,701,213	4,339,352	361,861	8.3%
Total Cost of Revenue	5,254,905	4,926,817	328,088	6.7%
Gross Profit	9,785,259	7,913,618	1,871,641	23.7%
	65.1%	61.6%	3.4%
Expenses
Sales, Marketing and Customer Support	884,717	1,372,425	(487,708)	(35.5)%
General and Administrative	3,187,501	2,983,879	203,622	6.8%
Depreciation and Amortization	3,740,021	2,840,377	899,644	31.7%
Amortization – Intangible Assets	335,820	952,921	(617,101)	(64.8)%
Total Expenses	8,148,059	8,149,602	(1,543)	(0.0)%
Operating Income (Loss)	1,637,200	(235,984)	1,873,184	(793.8)%
Interest (Expense) Income, Net	(1,374,439)	(979,668)	(394,771)	40.3%
Other Income (Expense)	(242,949)	426,493	(669,442)	(157.0)%
Income Tax (Expense) Benefit	(485,603)	182,030	(667,633)	(366.8)%
Net Income (Loss)	$(465,791)	$(607,129)	$141,338	(23.3)%

Product Sales

Revenues from product sales during the year ended December 31, 2010 increased from the same period in 2009 primarily as a result of our marketing efforts to launch promotions aimed at incentivizing customers to purchase handsets and personal computers. We focused our efforts in controlling our discounts so as to increase our net revenues, while providing incentives to customers for purchasing our products.

Services

Revenue from the provision of professional services for the year ended December 31, 2010 increased as compared with the same period in 2009 primarily as a result of the provision of communication services through our cable television operations, as well as revenues generated from our undersea cable operations, both of which began generating revenues during the second quarter of 2009. Additionally, service revenue increased as a result of securing and activating additional fiber capacity for our existing customers and new broadband and fiber customers.

Services revenues were impacted as a result of a directive provided by the FCC to the Universal Service Administrative Company (“USAC”) in August 2010, whereby there is a potential assessment against AST stemming from its participation in the federal Universal Service Fund (“USF”). This directive provided notice to all program participants including AST that prior period adjustments would be made to previously-received USF high-cost support from the USF which could result in retroactive reductions in support already received. In February 2011, another directive was issued indicating that these prior adjustments would be implemented in March 2011. While the exact amount of these retroactive reductions in support have not been announced by the USAC, we have estimated the amount of AST’s obligation to be approximately $1.1 million.

Our service gross margin increased from 65% for the year ended December 31, 2009 to 68% for the year ended December 31, 2010. The increase is primarily attributable to the higher margin sales related to the communication services provided by our internet broadband services provided by our data operations and undersea cable operations. The increase in our service margin was offset by our cable television service offerings, which carry a lower overall margin than some of our other services.

Expenses

Sales, marketing and customer support expenses were lower for the year ended December 31, 2010 compared to the same period in 2009. This decrease resulted primarily from the costs associated in 2009 with several marketing promotions and campaigns as well as community service programs launched to commemorate AST Telecom’s 10-year presence in American Samoa.

General and administrative expenses were higher for the year ended December 31, 2010 than for the same period in 2009. The increase is mainly due to (a) back office expenses, such as executive and support staff costs, incurred with our cable television operations and undersea cable operations, both of which did not have substantial operations until the second half of 2009and (b) legal, professional and management fees incurred for our operations.

Expenses related to the depreciation of property, plant and equipment for the year ended December 31, 2010 were higher than for the same period in 2009 mainly due to the installation of network equipment to support the undersea cable operations and cable television operations resulting from the roll out of new service offerings.

Expenses related to the amortization of intangible assets for the year ended December 31, 2010 decreased from the same period in 2009 primarily due to the termination of the amortization period of certain intangible assets acquired in connection with acquisitions made in 2006.

Interest expense, net of interest income, for the year ended December 31, 2010 increased as compared to the same period in 2009 as a result of the $16.7 million Term Loan Agreement entered into on June 8, 2009 associated with the undersea cable operations.

Other expense, net for the year ended December 31, 2010 is mainly comprised of a portion of the USF retroactive reductions related to prior years described above, offset by the noncontrolling interest on the American Samoan Hawaii Cable segment of our operations, representing the 33.33% ownership of the American Samoa Government. Other income, net for the year ended December 31, 2009 is mainly comprised of the noncontrolling interest on the American Samoan Hawaii Cable segment of our operations.

Results of Operations – Corporate and Discontinued Operations

Comparison of the Year Ended December 31, 2010 to the Year Ended December 31, 2009

Our corporate headquarters primarily performs administrative services, and as such, does not generate revenue. The discontinued operations pertain predominantly to our Papua New Guinea and Fiji operations, as discussed below.

The following table sets forth, for the periods indicated, consolidated statements of operations information for our corporate office and our discontinued operations.

	For the Year Ended December 31,
	2010	2009	$ Change	% Change
Expenses
General and Administrative	$7,416,278	$11,452,837	$(4,036,559)	(35.2)%
Trasnaction Related Expenses	1,033,621	—	1,033,621	100.0%
Depreciation and Amortization	136,373	80,353	56,020	69.7%
Total Expenses	8,586,272	11,533,190	(2,946,918)	(25.6)%
Operating Income (Loss)	(8,586,272)	(11,533,190)	2,946,918	(25.6)%
Interest (Expense) Income, Net	(451,697)	5,511	(457,208)	(8296.2)%
Other Income (Expense)	128,447	(321,857)	450,304	(139.9)%
Income (Loss) from Discontinued Operations	2,414,819	(12,005,469)	14,420,288	(120.1)%
Net Income (Loss)	$(6,494,703)	$(23,855,005)	$17,360,302	(72.8)%

General and administrative expenses are predominantly corporate overhead expenses including executive costs and fees for professional services. The decrease for the year ended December 31, 2010 as compared to the same period in 2009 was primarily the result of lower legal and other professional fees, as well as lower compensation costs. Legal and professional fees during the year ended December 31, 2009 include significant costs incurred related to the handling of various matters associated with our previous principal shareholder and lender that was placed into receivership in 2009, including the modification of our Bridge Loan Agreement, restricted access to credit facilities with our banks in Latin America, credit holds from vendors and overall perception confusion regarding our relationship with SIBL. In addition, 2009 includes legal and professional fees incurred related to an unsuccessful potential acquisition, and other special non-recurring projects. Non-cash share-based compensation expense amounted to $1.2 million for the year ended December 31, 2010, compared to $1.7 million for the year ended December 31, 2009. The decrease in compensation costs for the year ended December 31, 2010 is primarily attributable to a reduction in corporate headcount and lower salary and salary related expenses.

Transaction related expenses in 2010 mainly represent legal, professional, travel and other expenses incurred in connection with our transactions with Amper. The expenses are comprised of due diligence fees, contract negotiations and review, in-country visits, and investor presentations.

Interest expense, net, is a factor of our average outstanding debt and/or excess cash position during the period. Net interest expense for the year ended December 31, 2010 is primarily due to the interest expense incurred in connection with the $5.0 million Exclusivity Advance from Amper. For the year ended December 31, 2009, our $12 million outstanding debt under the Bridge Loan Agreement with SIBL, which incurred interest at 6%, was converted into shares of our Series B Preferred Stock on February 6, 2009. The expense incurred on this obligation was offset by interest earned on short-term investments.

Other expense for the year ended December 31, 2009 is mainly comprised of expense attributable to noncontrolling interest related to our operations in Papua New Guinea. As a result of the sale of these operations in April 2009, we no longer have income or expense attributable to noncontrolling interest for the year ended December 31, 2010.

The income (loss) from discontinued operations pertains primarily to our operations in Papua New Guinea, which were sold in April 2009, and our operations in Fiji. In April 2009, we sold our operations in Papua New Guinea and, as a result, have classified the results of operations for our Papua New Guinea operations as discontinued operations for all periods presented in our consolidated financial statements. As a result of the sale, we re-measured the value of the net assets to be sold at the lower of the carrying amount or fair value less selling costs. We determined that the sale price of $5.6 million in cash, less selling costs of $22,427, was the best indicator of the fair value of the assets to be sold. Accordingly, we recorded an impairment charge related to the goodwill and intangible assets of $10.8 million during the year ended December 31, 2009 and a loss upon the closing of the sale, including the results of operations for the 17 day period ending April 17, 2009, of $199,000. The write off of the goodwill and the loss resulted in a net loss on the sale of our Papua New Guinea operations $11.0 million, which is included in discontinued operations for the year ended December 31, 2009.

In December 2009, our Board of Directors approved management’s plan to dispose of our operations in Fiji. We began to actively market and locate a buyer for our operations in Fiji during the quarter ended March 31, 2010. On June 24, 2010, we entered into a settlement agreement with Kelton and Datec, as plaintiffs, among others, pursuant to which 150,000 shares of our common stock have been transferred to us in exchange for our interests in Datec Fiji and Datec Australia. As a result of the settlement and resolution of the material closing conditions, we re-measured the value of the net liabilities transferred at the lower of the carrying amount or fair value. We determined that the fair value of the 150,000 shares of our common stock returned to us was deminimus. Accordingly, we recorded a gain in discontinued operations, which includes the results of operations for the year ended December 31, 2010, of $2.4 million. That gain includes approximately $3.6 million from the recovery of accumulated translation gains previously reflected as a component of other comprehensive income.

Liquidity and Capital Resources

Our principal sources of liquidity are the Exclusivity Advance from Amper in the amount of $5 million described below as well as the strategic alliance arrangement with Medidata in the amount of $5.5 million.

Overall Cash Inflows and Outflows

We incurred an $11.7 million loss from continuing operations and used $13.5 million of cash in continuing operations for the year ended December 31, 2010. As of December 31, 2010, we have a working capital deficit of $9.2 million.

Operating Activities. We used $13.5 million to fund operations during the year ended December 31, 2010. For the year ended December 31, 2010, our net loss amounted to $19.6 million, which included net non-cash expenses of $6.9 million. Changes in operating assets and liabilities used $0.8 million in cash.

Investing Activities. We paid $2.4 million for investments in capital assets and received $1.0 million from the release of restricted cash during the year ended December 31, 2010.

Financing Activities. We received $12.9 million in cash from financing activities during the year ended December 31, 2010. During the year ended December 31, 2010, we received $14.2 million in net proceeds from lines of credit and long-term debt. We paid an aggregate of $1.1 million in cash for our capital leases and paid dividends of $210,000 to noncontrolling interests during the year ended December 31, 2010.

On June 8, 2009, we entered into a Term Loan Agreement in the amount of $16,672,000 with ANZ, whereby the proceeds of the term loan were used to fund the construction, installation and delivery to customers of a fully operational underwater fiber optic cable linking America Samoa and Samoa to Hawaii and providing improved long distance telecommunication and data services.

On May 24, 2010 we entered into a Strategic Alliance Agreement with Amper pursuant to which we established an alliance aimed at expanding each other’s access to the Latin American and Caribbean markets and providing each other the opportunity to offer our combined portfolio of products, services, technology solutions and technical resources throughout the region. In consideration for the certain exclusivity covenants, Amper advanced to us the Exclusivity Advance in the amount of $5 million. Our repayment obligations with respect to the Exclusivity Advance are secured by certain guarantees, security agreements and pledges of interests in favor of Amper (collectively, the “Security Documents”).

On December 9, 2010, we entered into a First Amendment to Strategic Alliance Agreement (the “SAA Amendment”). Pursuant to the SAA Amendment, which is effective as of December 2, 2010, the exclusive dealings covenant set forth in the Strategic Alliance Agreement was extended until April 30, 2011. In connection with the extension of the exclusivity period, the repayment date for the Exclusivity Advance was also modified. Pursuant to the SAA Amendment, the Exclusivity Advance is now payable on the earlier of:

•	April 30, 2011

•	the date that future payments are received by Descaserv Ecuador, S.A., an entity wholly owned by a subsidiary of Desca Holdings (“Descaserv”), under a certain customer contract;

•	the termination of the Contribution Agreement between Amper and eLandia dated July 29, 2010, as amended;

•	December 31, 2010 unless the Security Documents are amended consistent with the SAA Amendment provisions; and

•	on February 1, 2011 if, before that date, the parties have not entered into a mutually agreeable amendment to the Contribution Agreement that affords Amper the option, solely in the event that the FCC consents necessary to complete the transactions under the Contribution Agreement cannot be obtained prior to February 1, 2011, to acquire Desca Holdings and Elandia/CTT Holdings, LP (“CTT Holdings”) in a mutually agreeable alternative transaction.

In September 2010, we entered into an agreement with Medidata, pursuant to which Medidata advanced to us $5.5 million (unrelated to the Exclusivity Advance described above), secured by the proceeds of various customer contracts held by Desca. The advance is due to be repaid in April 2011 and includes approximately $1.8 million of interest expense.

In April 2011, we entered into a credit agreement with Medidata, pursuant to which Medidata advanced to us $6.0 million. The advance is due to be repaid in December 2011 and bears interest at LIBOR plus 3%.

The successful management of our working capital needs is a key driver of our growth and cash flow generation of our operations in Latin America. One measurement we use to monitor working capital is days sales outstanding (“DSO”), which measures the number of days we take to collect revenue after a sale is made. Our December 31, 2010 consolidated DSO was 142 days, compared with 128 days at December 31, 2009. Our DSO as of December 31, 2009 is on a pro forma basis to give effect to the classification of Datec PNG and Fiji as discontinued operations. The fluctuation in our DSO is mainly the result of lower sales experienced in our Latin American segment, in particular Venezuela, combined with lower average accounts receivable.

Since 2003, Venezuela has imposed currency controls and created the CADIVI process with the task of establishing detailed rules and regulations and generally administering the exchange control regime. These controls fix the exchange rate between the Bolivar Fuerte and the U.S. Dollar, and have had the effect of restricting the ability to exchange Bolivar Fuertes for U.S. Dollars and vice versa. The near-term effect has been to restrict our ability to repatriate funds from Venezuela in order to meet our cash requirements. To the extent that we moved money in or out of Venezuela, either for cash flow purposes or working capital needs, we were subject to exchange gains or losses because Venezuela is operating on a fixed exchange rate, whereas the actual market is operating on a variable exchange rate.

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

We continue to make appropriate applications through the Venezuelan government and CADIVI for approval to obtain U.S. Dollars at the official exchange rate. However, we have experienced difficulties in obtaining such approvals on a timely basis and we have not been given any assurances as to when the approval process would be completed. Due to these delays, we have used available local currency paid by customers to reduce our debt obligations denominated in that local currency. As a result, when approvals from CADIVI have been obtained we have had to promptly acquire Bolivar Fuertes using a legal parallel exchange process in order to obtain U.S. Dollars at the official exchange rate which can then be repatriated and used to meet our working capital needs. If previously obtained approvals do not ultimately result in currency conversions at the official exchange rate or if there is a delay in approvals being honored by CADIVI, we would be required to obtain U.S. Dollars at a substantially less favorable exchange rate which would negatively impact our financial results and financial position. From time to time, we may have had to recognize charges to operating income in connection with the exchange of Bolivar Fuertes to U.S. Dollars at rates which were unfavorable to the official exchange rate. During the fourth quarter of 2009 and the first quarter of 2010, we received a large amount of approvals from CADIVI which we used to reduce the risk on our payables and debt obligations.

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

Our anticipated growth and expansion in Latin America required significant use of our working capital, as well as the use of vendor financings and other forms of borrowings. Along with these investments, we incurred significant expenses to fund our anticipated growth. Our customer activity is influenced by seasonal effects related to budget cycles and other factors specific to our target customer base. As such, revenues are generally higher in the fourth quarter. As a result of the anticipated growth, we will need access and availability to our existing vendor financings and credit facilities and/or will need to obtain additional financing and capital resources. We have also begun utilizing our cash resources to reduce our short-term debt and purchase additional inventory.

We have a working capital deficit of $9.2 million at December 31, 2010. In order to improve our working capital position and effectively align our cash flow sources and uses during 2011, we have:

a.	obtained a $6.0 million advance from Medidata, payable in December 2011, bearing an interest rate of LIBOR plus 3%;

b.	refinanced approximately $8.0 million of existing payables with a major vendor to a long-term payment structure in April 2011; and

c.	begun the process of centralizing our cash flow management process through the use of a regional facility with one bank across the majority of our subsidiaries and countries. This facility is expected to generate significant cash savings due to the low interest rates being offered; reduce and/or eliminate rate exchange control issues and improve the timing of payments to vendors.

Additionally, with the acquisition of Medidata, the $5.5 million advance from the September 2010 strategic alliance agreement and the $6.0 million advance under the April 2011 credit agreement, as well as the related accrued interest thereon, will be eliminated in consolidation. Also in connection with the acquisition, the $5 million Exclusivity Advance due to Amper will be offset by the related receivable due from Amper for the same amount recorded by Medidata.

The result of the above transactions is expected to improve our consolidated working capital going forward by approximately $25 million. However, there can be no assurance that we will not be required to seek additional funding sources in the future or effectuate plans to conserve liquidity in the event additional sources of funds are needed.

Our capital expenditures, together with ongoing operating expenses and obligations to service our debts, have decreased our available cash balances. We believe that our current level of working capital will be sufficient to sustain our current operations and service our debt obligations through at least January 1, 2012. However, there can be no assurance that the plans and actions proposed by management will be successful or that unforeseen circumstances will not require us to seek additional funding sources in the future or effectuate plans to conserve liquidity in the event additional sources of funds are needed or may not be available on acceptable terms, if at all. Although the overall economy is showing signs of recovery, in particular in the markets we serve, the current macro-economic conditions create risk and our ability to measure and react to these issues, as well as any issues that may arise as a result of the SIBL matter, will ultimately factor into our future success and ability to meet our business objectives and fulfill our business plan. In addition, if we are not able to sell our assets or our sources of revenue do not generate sufficient capital to fund operations, we will need to identify other sources of capital and/or we may be required to modify our business plan. Our inability to obtain needed debt and/or equity financing when needed or to generate sufficient cash from operations may require us to scale back our business plan and limit our planned growth and expansion activities, abandon projects and/or curtail capital expenditures. At this time, we cannot provide any assurance that other sources of capital will be available.

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

Off-Balance Sheet Arrangements

We lease space for operations; sales, marketing and customer support; and general and administrative purposes as well as machinery, vehicles, and network equipment under lease agreements that expire at various dates through December 2029. Certain leases have renewal options at reduced rates and provisions requiring us to pay maintenance, property taxes and insurance. Generally, all rental payments are fixed. Management has determined that certain leases expiring within the next year will be renewed at substantially similar terms as those currently in effect. For the years ended December 31, 2010 and 2009, the aggregate rent expense for all operating leases was $4.2 million and $4.0 million, respectively. Future minimum commitments on the above agreements are as follows:

For the Year Ended December 31,
2011	$3,452,046
2012	2,256,838
2013	2,217,990
2014	2,243,775
2015	1,583,311
Thereafter	2,034,230
$13,788,190

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

We have audited the accompanying consolidated balance sheets of eLandia International Inc. and Subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended December 31,2010. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eLandia International Inc. and Subsidiaries, as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

As more fully described in Notes 15 and 24 of the consolidated financial statements, on March 31, 2011, the Company executed and delivered certain closing documents relating to a transaction with Amper, S.A. After the transaction, Amper S.A. will own approximately 85% of the issued and outstanding shares in the Company. The Company expects the transaction to be finalized in May 2011.

/s/ Morrison, Brown, Argiz & Farra, LLC

Morrison, Brown, Argiz & Farra LLC

Miami, Florida

April 15, 2011

eLandia International Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2010	2009
ASSETS
Current Assets
Cash and Cash Equivalents	$10,926,659	$17,865,681
Restricted Cash	851,654	1,875,220
Accounts Receivable, Net	63,622,336	53,189,137
Inventories, Net	8,330,218	14,579,767
Prepaid Expenses and Other Current Assets	8,076,018	6,083,723
Deposits with Suppliers and Subcontractors	9,943,463	6,709,436
VAT Receivable, Net	3,259,350	4,263,590
Assets Held for Sale	—	1,739,968
Total Current Assets	105,009,698	106,306,522

Property, Plant and Equipment, Net	32,020,861	36,014,831
Telecommunications Licenses and Agreements	858,743	858,743
Customer Lists, Net	941,445	1,203,317
Contract Rights, Net	4,522	78,470
Goodwill	11,085,660	10,870,959
Assets Held for Sale - Long-Term	—	363,917
Other Assets	3,208,420	4,000,734
TOTAL ASSETS	$153,129,349	$159,697,493

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$47,582,308	$56,459,692
Accrued Expenses	17,641,158	12,446,838
Lines of Credit	6,052,110	11,451,140
Long-Term Debt - Current Portion	15,343,251	4,710,072
Capital Lease Obligations - Current Portion	1,514,522	1,256,226
Customer Deposits	10,712,176	11,562,218
Deferred Revenue	10,107,877	3,567,642
Liabilities of Discontinued Operations	758,091	1,738,314
Other Current Liabilities	4,459,482	950,040
Total Current Liabilities	114,170,975	104,142,182

Long-Term Liabilities
Long-Term Debt, Net of Current Portion	28,755,546	21,746,594
Capital Lease Obligations, Net of Current Portion	1,606,173	2,944,489
Deferred Revenue, Net of Current Portion	1,776,823	—
Liabilities of Discontinued Operations	500,000	1,000,000
Other Long-Term Liabilities	2,635,613	1,090,732
Total Long-Term Liabilities	35,274,155	26,781,815
Total Liabilities	149,445,130	130,923,997

Commitments and Contingencies

Stockholders’ Equity
eLandia International Inc. Stockholders’ (Deficit) Equity
Preferred Stock, $0.00001 Par Value; 35,000,000 Shares Authorized; 4,118,263 Shares Issued and Outstanding at December 31, 2010 and 2009, Respectively
Series A Convertible Preferred Stock, $0.00001 Par Value; 6,500,000 Shares Authorized; -0- Shares Issued and Outstanding at December 31, 2010 and 2009, Respectively	—	—
Series B Convertible Preferred Stock, $0.00001 Par Value; 14,074,074 Shares Authorized; 4,118,263 Shares Issued and Outstanding at December 31, 2010 and 2009, Respectively. Liquidation preference of $27,798,275 at December 31, 2010 and 2009, Respectively	16,679,962	16,679,962
Common Stock, $0.00001 par value; 200,000,000 Shares Authorized; 25,240,220 and 27,630,220 Shares Issued and Outstanding at December 31, 2010 and 2009, Respectively	251	275
Additional Paid-In Capital	172,204,748	171,278,627
Accumulated Deficit	(189,693,771)	(170,321,386)
Accumulated Other Comprehensive (Loss) Income	(3,133,652)	3,108,194
Total eLandia International Inc. Stockholders’ (Deficit) Equity	(3,942,462)	20,745,672
Noncontrolling Interests	7,626,681	8,027,824
Total Stockholders’ Equity	3,684,219	28,773,496
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$153,129,349	$159,697,493

The accompanying notes are an integral part of these consolidated financial statements.

eLandia International Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Year Ended December 31,
	2010	2009
REVENUE
Product Sales	$82,371,528	$111,172,471
Services	68,550,188	62,388,831
Total Revenue	150,921,716	173,561,302

COSTS AND EXPENSES
Cost of Revenue – Product Sales	66,265,309	88,638,597
Cost of Revenue – Services	39,216,985	36,796,511
Sales, Marketing and Customer Support	20,560,004	27,677,690
General and Administrative	28,838,322	40,237,072
Impairment of Intangible Assets and Goodwill	—	15,000,000
Transaction Related Expenses	1,033,621	—
Depreciation and Amortization	6,402,308	5,583,365
Amortization – Intangible Assets	335,820	4,434,467
Total Operating Expenses	162,652,369	218,367,702
LOSS FROM CONTINUING OPERATIONS	(11,730,653)	(44,806,400)
OTHER (EXPENSE) INCOME
Interest Expense and Other Financing Costs	(7,623,348)	(5,917,128)
Interest Income	116,529	558,570
Other Expense	(1,726,226)	(1,763,931)
Gain on Extinguishment of Debt	2,037,500	—
Change in Value of Noncontrolling Interest Purchase Price Obligation	—	814,127
Foreign Exchange Loss	(1,518,700)	(6,765,887)
Total Other (Expense) Income	(8,714,245)	(13,074,249)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX (EXPENSE) BENEFIT	(20,444,898)	(57,880,649)
Income Tax (Expense) Benefit	(1,533,690)	248,417
LOSS FROM CONTINUING OPERATIONS, NET OF INCOME TAX (EXPENSE) BENEFIT	(21,978,588)	(57,632,232)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX (EXPENSE) BENEFIT	2,414,819	(12,005,469)
NET LOSS	$(19,563,769)	$(69,637,701)
Less: Loss Attributable to Noncontrolling Interests	191,384	878,796
NET LOSS ATTRIBUTABLE TO ELANDIA INTERNATIONAL INC.	$(19,372,385)	$(68,758,905)

AMOUNTS ATTRIBUTABLE TO ELANDIA INTERNATIONAL INC.
Loss from Continuing Operations	$(21,787,204)	$(56,753,436)
Income (Loss) from Discontinued Operations	2,414,819	(12,005,469)
NET LOSS ATTRIBUTABLE TO ELANDIA INTERNATIONAL INC.	$(19,372,385)	$(68,758,905)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO ELANDIA INTERNATIONAL INC., BASIC AND DILUTED
Continuing Operations	$(0.80)	$(2.06)
Discontinued Operations	0.09	(0.44)
Net Loss per Common Share	$(0.71)	$(2.50)

Weighted Average Number of Common Shares Outstanding, Basic and Diluted	27,140,098	27,502,286

OTHER COMPREHENSIVE LOSS, NET OF TAX
Net Loss	$(19,563,769)	$(69,637,701)
Foreign Currency Translation Adjustment	(6,241,846)	(352,439)
Comprehensive Loss	(25,805,615)	(69,990,140)
Comprehensive Loss Attributable to Noncontrolling Interest	191,384	878,796
COMPREHENSIVE LOSS ATTRIBUTABLE TO ELANDIA INTERNATIONAL INC.	$(25,614,231)	$(69,111,344)

The accompanying notes are an integral part of these consolidated financial statements.

eLandia International Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

For The Years Ended December 31, 2010 and 2009

	Preferred Stock - Series A $0.00001 Par Value		Preferred Stock - Series B $0.00001 Par Value		Common Stock $0.00001 Par Value		Additional Paid-In	Accumulated	Accumulated Other Comprehensive Income	Non controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Interest	Equity
BALANCES — January 1, 2009	—	$—	2,340,485	$15,785,517	40,306,099	$402	$151,963,772	$(101,562,481)	$3,460,633	$5,146,637	$74,794,480
Shares Received and Cancelled from Litigation Settlement	—	—	—	—	(375,000)	(4)	(449,996)	—	—	—	(450,000)
Conversion of Promissory Note - Related Party to Series B Preferred Stock	—	—	1,777,778	894,445	(16,148,612)	(162)	11,078,506	—	—	—	11,972,789
Issuance of Restricted Common Stock to Executive	—	—	—	—	562,500	6	(6)	—	—	—	—
Issuance of Common Stock	—	—	—	—	1,900	—	3,134	—	—	—	3,134
Purchase of Subsidiary Shares by Noncontrolling Interest	—	—	—	—	—	—	—	—	—	6,000,000	6,000,000
Sale of Subsidiary Shares to Noncontrolling Interest	—	—	—	—	—	—	—	—	—	(2,240,017)	(2,240,017)
Effect of Change in Warrant Liability Classification	—	—	—	—	—	—	(269,629)	—	—	—	(269,629)
Settlement of Noncontrolling Interest Purchase Price Obligation	—	—	—	—	—	—	6,134,711	—	—	—	6,134,711
Issuance of Common Stock in Connection with Purchase of Remaining 30 Interest in Desca%	—	—	—	—	2,500,000	25	849,975	—	—	—	850,000
Issuance of Common Stock in Settlement of CTT Purchase Price	—	—	—	—	350,000	4	104,996	—	—	—	105,000
Issuance of Common Stock in Settlement of Put/Call Agreement and Issuance of Promissory Note - Related Party	—	—	—	—	433,333	4	146,246	—	—	—	146,250
Foreign Currency Translation Adjustment	—	—	—	—	—	—	—	—	(352,439)	—	(352,439)
Share-based Compensation	—	—	—	—	—	—	1,716,918	—	—	—	1,716,918
Net Loss	—	—	—	—	—	—	—	(68,758,905)	—	(878,796)	(69,637,701)
BALANCES — December 31, 2009	—	$—	4,118,263	$16,679,962	27,630,220	$275	$171,278,627	$(170,321,386)	$3,108,194	$8,027,824	$28,773,496
Issuance of Common Stock for Consulting Services	—	—	—	—	100,000	1	29,999	—	—	—	30,000
Issuance of Common Stock in Connection with Purchase of Noncontrolling Interest	—	—	—	—	10,000	—	5,500	—	—	—	5,500
Dividends Paid to Noncontrolling Interests	—	—	—	—	—	—	—	—	—	(209,759)	(209,759)
Return and Cancellation of Shares Pursuant to Separation Agreement	—	—	—	—	(2,500,000)	(25)	(273,999)	—	—	—	(274,024)
Foreign Currency Translation Adjustment	—	—	—	—	—	—	—	—	(6,241,846)	—	(6,241,846)
Share-based Compensation	—	—	—	—	—	—	1,164,621	—	—	—	1,164,621
Net Loss	—	—	—	—	—	—	—	(19,372,385)	—	(191,384)	(19,563,769)
BALANCES — December 31, 2010	—	$—	4,118,263	$16,679,962	25,240,220	$251	$172,204,748	$(189,693,771)	$(3,133,652)	$7,626,681	$3,684,219

The accompanying notes are an integral part of these consolidated financial statements.

eLandia International Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(19,563,769)	$(69,637,701)
Adjustments to Reconcile Net Loss to Net Cash and Cash Equivalents Used in Operating Activities:
(Income) Loss from Discontinued Operations	(2,414,819)	12,005,469
Provision for Doubtful Accounts	1,912,665	316,204
Provision (Benefit) for Non-Collectible VAT Receivable	228,094	(666,772)
Impairment of Intangible Assets and Goodwill	—	15,000,000
Share-Based Compensation	1,164,621	1,716,918
Depreciation and Amortization	6,402,308	5,583,365
Amortization — Intangible Assets	335,820	4,434,467
Amortization of Deferred Financing Costs and Discount on Long-Term Debt	114,071	81,803
Issuance of Common Stock for Marketing Services	—	3,134
Change in Value of Warrant	—	(269,629)
Change in Value of Noncontrolling Interest Purchase Price Obligation	—	(814,127)
Gain on Extinguishment of Debt	(2,037,500)	—
Foreign Currency (Gain) Loss	1,518,700	6,765,887
Loss on Swap	—
Deferred Income Taxes	(362,491)	(343,784)
Accrued Interest on Long-Term Debt	26,153	13,644
Changes in Operating Assets and Liabilities:
Accounts Receivable	(12,345,864)	15,217,215
Inventories	6,249,549	(1,085,175)
Prepaid Expenses and Other Current Assets	(2,231,155)	1,023,268
Deposits with Suppliers and Subcontractors	(3,234,027)	(4,484,339)
VAT Receivable	776,146	753,920
Other Assets	748,422	1,762,808
Accounts Payable	(8,877,384)	(9,615,523)
Accrued Expenses	5,192,520	619,103
Customer Deposits	(850,042)	5,989,119
Deferred Revenue	8,317,058	378,103
Other Liabilities	5,416,814	49,410
TOTAL ADJUSTMENTS	6,049,659	54,434,488
CASH AND CASH EQUIVALENTS USED IN OPERATING ACTIVITIES	(13,514,110)	(15,203,213)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Paid for Acquisitions	—	(3,564,534)
Proceeds from the Sale of Subsidiary	—	5,587,573
Settlement of CTT Purchase Price	—	600,000
Purchases of Property and Equipment	(2,408,338)	(15,228,176)
Redemptions of Certificates of Deposits	—	8,157,104
Restricted Cash	1,023,566	4,402,154
CASH AND CASH EQUIVALENTS USED IN INVESTING ACTIVITIES	(1,384,772)	(45,879)

The accompanying notes are an integral part of these consolidated financial statements.

eLandia International Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Continued)

	For the Year Ended December 31,
	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Lines of Credit, Net	(3,361,530)	(15,908,181)
Proceeds from Long-Term Debt, Net	17,540,635	15,939,982
Principal Payments on Capital Leases	(1,080,020)	(1,252,135)
Payment for Acquisition of Noncontrolling Interest	(34,200)	—
Transaction Costs Paid — Conversion of Promissory Note	—	(226,829)
Proceeds from Noncontrolling Interest Subscription Receivable	—	6,000,000
Payment to Noncontrolling Interest for Settlement of Purchase Price Obligation	—	(500,000)
Dividends Paid to Noncontrolling Interest	(209,759)	—
Payment for Settlement of Put/Call Agreement	—	(259,998)
Financing Costs Paid — Long-Term Debt	—	(307,235)
CASH AND CASH EQUIVALENTS PROVIDED BY FINANCING ACTIVITIES	12,855,126	3,485,604

CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating Cash Flows	3,039,671	863,978
Investing Cash Flows	—	(123,118)
Financing Cash Flows	(1,190)	(1,137,822)
NET CASH AND CASH EQUIVALENTS PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	3,038,481	(396,962)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(7,933,747)	(7,278,127)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,939,022)	(19,438,577)
CASH AND CASH EQUIVALENTS— Beginning	17,865,681	37,304,258
CASH AND CASH EQUIVALENTS— Ending	$10,926,659	$17,865,681

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid During the Periods For:
Interest	$5,048,635	$3,373,133
Taxes	$3,214,239	$3,876,711

NON-CASH INVESTING AND FINANCING ACTIVITES:
Issuance of Common Stock for Consulting Services	$30,000	$—
Partial Settlement of Long-Term Debt - Related Party	$161,860	$—
Cancellation of Shares in Connection with Separation Agreement	$274,024	$—
Conversion of Convertible Promissory Notes - Related Party to Series B Convertible Preferred Stock	$—	$12,000,000
Accrued Interest Contributed to Capital Upon Conversion of Promissory Note - Related Party	$—	$199,618
Cancellation of Common Stock Upon Conversion of Promissory Note - Related Party	$—	$162
Issuance of Restricted Stock	$—	$6
Acquisition of Equipment with Issuance of Capital Leases	$—	$3,524,427
Issuance of Common Stock in Connection with Settlement of CTT Purchase Price	$—	$105,000
Issuance of Promissory Note - Related Party in Connection with Settlement of Put/Call Agreement	$—	$2,340,000
Value of Common Stock Issued in Connection with Promissory Note	$—	$146,250
Issuance of Promissory Note - Related Party in Connection with Settlement of Noncontrolling Interest Purchase Price Obligation	$—	$500,000
Settlement of Noncontrolling Interest Purchase Price Obligation	$—	$6,134,711
Issuance of Common Stock in Connection with Purchase of 30% Interest in Desca	$—	$850,000

The accompanying notes are an integral part of these consolidated financial statements.

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1 – Organization and Business

eLandia International Inc. (“eLandia,” “Company,” “we,” “us,” and/or “our”), through its subsidiaries, sells information and communications technology (“ICT”) products and provides professional IT services including technology solutions, business practice solutions and advanced services, and offers telecommunications products and services in emerging markets, including Latin America and the South Pacific. The products and services we offer in each of these markets vary depending on the infrastructure, existing telecommunication and data communications systems and the needs of the local economy.

NOTE 2 – Liquidity, Financial Condition and Management’s Plans

We incurred a $11.7 million loss from continuing operations and used $13.5 million of cash in continuing operations for the year ended December 31, 2010. As of December 31, 2010, we have a $189.7 million accumulated deficit and a working capital deficit of $9.2 million.

Our net loss includes an aggregate of $6.9 million of non-cash charges principally consisting of $6.9 million of depreciation and amortization, $1.9 million in provisions for doubtful accounts, $1.2 million of share-based compensation and $1.5 million for foreign currency loss. Offsetting these charges is $2.4 million of income from discontinued operations and $2.0 million from the gain on extinguishment of debt.

Our sources of funds include cash from external financing arrangements, including a term loan in the amount of $16.7 million and a revolving line of credit facility of up to $3 million from ANZ Finance American Samoa, Inc., various lines of credit with multiple local banks in South and Central America and financing of trade payables provided by our principal supplier.

As more fully described in Note 14, on May 24, 2010, eLandia and our wholly-owned subsidiary, eLandia/Desca Holdings, LLC (“Desca”), entered into a Strategic Alliance Agreement (the “Strategic Alliance Agreement”) with Amper, S.A. (“Amper”). Pursuant to the Strategic Alliance Agreement, the parties established an alliance aimed at expanding each party’s access to the Caribbean and Latin American markets and providing the parties the opportunity to offer their combined portfolio of products, services, technology solutions and technical resources throughout the region. In consideration for certain exclusivity covenants, Amper advanced to us the sum of $5 million (the “Exclusivity Advance”). The Exclusivity Advance is repayable in accordance with the terms of the Strategic Alliance Agreement, as amended. The amounts outstanding under the Exclusivity Advance accrue interest at 12% per annum until repaid to Amper.

On July 29, 2010, we entered into a Contribution Agreement with Amper pursuant to which Amper will acquire 85% of our issued and outstanding shares of common stock in exchange for the contribution to eLandia by Amper of approximately 79.7% of the outstanding capital stock of Medidata Informática, S.A. (“Medidata”). Medidata offers integrated communications solutions to telecommunications operators, corporations, financial clients and governments in Brazil (see Note 15).

As more fully described in Note 24, on March 31, 2011, we conducted a closing in escrow under the Contribution Agreement, whereby Amper has acquired 150,745,913 shares of our newly issued common stock in exchange for the contribution to eLandia of approximately 79.7% of the outstanding capital stock of Medidata.

Also as more fully described in Note 24, on March 31, 2011, we consummated the closing under a Share Sale and Purchase Agreement with The Government of the Independent State of Samoa pursuant to which, Bluesky SamoaTel Investments Limited (“BSI”), a subsidiary of AST Telecom, LLC, acquired 75% of the issued and outstanding capital shares of SamoaTel Limited (“SamoaTel”) in exchange for $11 million. We own approximately 78% of BSI and the remaining 22% is owned by other investors. SamoaTel is a provider of telecommunications products and services in Samoa and offers a full range of services including fixed line, mobile, data and calling card services for homes and businesses in Samoa.

Management believes that our current level of working capital at December 31, 2010 will be sufficient to sustain operations through at least January 1, 2012. The acquisition of Medidata and SamoaTel are expected to provide us with a significant working capital surplus in the future. However, there can be no assurance that the plans and actions proposed by management will be successful or that unforeseen circumstances will not require us to seek additional funding sources in the future or effectuate plans to conserve liquidity. In addition, there can be no assurance that in the event additional sources of funds are needed they will be available on acceptable terms, if at all.

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

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Reclassification

We have reclassified certain prior year amounts to conform to the current year’s presentation. These reclassifications have no effect on the financial position or results of operations reported as of and for the year ended December 31, 2009.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount of uncollectible accounts receivable, the valuation of value added tax (“VAT”) receivable, deferred taxes and related valuation allowances, the amount to be paid for the settlement of liabilities of discontinued operations, accrued expenses, the amount allocated to contract rights, customer lists, trade names and goodwill in connection with acquisitions, along with the estimated useful lives for amortizable intangible assets and property, plant and equipment, warrants granted in connection with various financing transactions and share-based payment arrangements.

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

We are also a licensed reseller of various hardware and software products including products from Cisco Systems, Inc., Nortel Networks, Nokia and Microsoft Corporation.

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

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

We did not have any significant production contracts in effect during the years ended December 31, 2010 and 2009.

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

We accrued approximately $659,000 and $923,000 of rebates due from a single vendor that is being accounted for as a reduction of accounts payable in the accompanying consolidated balance sheets at December 31, 2010 and 2009, respectively.

Cash and Cash Equivalents

All highly liquid investments with an original maturity of 90 days or less when purchased are considered to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. Cash equivalents generally consist of certificates of deposit.

Short-Term Investments

All highly liquid investments that have an original maturity of greater than 90 days but less than one year at the date of purchase are classified as short-term investments. The carrying value of these instruments approximates their fair value. As of December 31, 2010 and 2009, we did not have any short-term investments.

Concentration of Credit Risk

Financial instruments that potentially expose us to credit risk include cash and cash equivalents and short-term investments. These amounts are being held for use for working capital needs and/or future acquisitions. At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit.

Restricted Cash

As of December 31, 2010 and 2009, we had approximately $0.9 million and $1.9 million, respectively, of restricted cash, which was used to collateralize other debts and obligations.

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

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Inventory

Inventory consists predominantly of finished goods inventory, inclusive of technology equipment, products and accessories. The majority of our inventory is held waiting for configuration and delivery to customers based on received purchase orders. Inventory is carried at the lower of cost or net realizable value. Cost is based on a weighted average or first-in-first-out method. All expenditures incurred in acquiring inventory including transportation and custom duties are included in inventory. Reserves for obsolete inventory are provided based on historical experience of a variety of factors including sales volume, product life, and levels of inventory at the end of the period. Our reserve for obsolete inventory at December 31, 2010 and 2009 amounted to approximately $1,699,000 and $1,159,000, respectively.

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

Value Added Tax

Certain of our operations are subject to Value Added Tax, or VAT, which is usually applied to goods and services purchased in the respective countries. We account for VAT imposed on our goods and services on a net basis in the consolidated statements of operations. We are required to remit the VAT we collect to the tax authorities, but may deduct the VAT we have paid on eligible purchases. The VAT return is filed offsetting the payables against the receivables. At December 31, 2010 and 2009, the gross VAT receivable amounted to $4,135,000 and $4,883,000, respectively. The collection of the VAT receivable may extend over a period of up to two years. As of December 31, 2010 and 2009, we determined that a portion of the VAT receivable balance may not be recoverable and therefore we recorded a reserve of $876,000 and $619,000, respectively, which reduced the net VAT receivable to $3,259,000 and $4,264,000, respectively.

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

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

As more fully discussed in Notes 9 and 10, we undertook a review of the carrying amount of our goodwill and intangible assets as of December 31, 2009 and determined that the value of our goodwill and intangible assets related to our operations in Latin America had been impaired. Accordingly, we recorded an impairment charge of $15,000,000 in the accompanying consolidated statement of operations during the year ended December 31, 2009.

As a result of litigation in Fiji as well as Fiji’s current economic instability and uncertain business climate, we undertook a review of the carrying amount of our goodwill as of March 31, 2009 and determined that the value of our goodwill related to Fiji had been impaired. Accordingly, we recorded a goodwill impairment charge, which is included in loss from discontinued operations, of $1,025,717 during the year ended December 31, 2009.

We will continue to evaluate goodwill and intangible assets for impairment, at least annually. Other than as set forth above, during the years ended December 31, 2010 and 2009, we did not identify any indication of goodwill or intangible asset impairment in our other reporting units.

Accounts Payable

Included in our accounts payable at December 31, 2010 and 2009 is approximately $21.1 million and $17.9 million, respectively, of short-term vendor financed payables.

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

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Our preferred shares do not feature any redemption rights within the holders’ control or conditional redemption features not solely within our control as of December 31, 2010. Accordingly, all issuances of preferred stock are presented as a component of stockholders’ equity.

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

Our freestanding derivatives consist of warrants to purchase common stock that we issued in connection with various financing transactions. We evaluated these freestanding derivatives to assess their proper classification in the consolidated balance sheet as of December 31, 2010 and 2009. Financial instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The common stock warrants issued to Stanford Group Company (“SGC”) in connection with our November 2007 $35 million Preferred Stock Purchase Agreement do not have fixed settlement provisions because their exercise prices may be lowered if we issue securities at lower prices in the future. Accordingly, the warrants were recognized as a derivative instrument and have been re-characterized as derivative liabilities. We are required to re-measure the fair value of these liabilities at the end of every reporting period with the change in value reported in the statement of operations. Effective January 1, 2009, we reclassified the fair value of these common stock purchase warrants from equity to liability as if these warrants were treated as a derivative liability since their date of issue. The fair value of the derivative liability was not considered to be material as of December 31, 2010 and 2009.

We determined that our remaining outstanding common stock purchase warrants satisfied the criteria for classification as equity instruments at December 31, 2010 and 2009.

Advertising Costs

Advertising costs are expensed as they are incurred and are included in general and administrative expenses. Advertising costs for the years ended December 31, 2010 and 2009 amounted to approximately $889,000 and $795,000, respectively.

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

Income Taxes

Current income taxes are based on the respective periods’ taxable income for federal and state income tax reporting purposes. Deferred tax liabilities and assets are determined based on the difference between the financial statement and income tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is required if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. For United States income tax purposes, management concluded a full valuation allowance was appropriate at December 31, 2010 and 2009 due to operating losses incurred.

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to eLandia by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted net loss per share for the years ended December 31, 2010 and 2009 includes 28,125 unexercised warrants, with an exercise price of $.001 per share.

The computation of basic net loss per share for the years ended December 31, 2010 and 2009 excludes the following potentially dilutive securities because their inclusion would be anti-dilutive.

	For the Year Ended December 31,
	2010	2009
Convertible Preferred Stock	4,118,263	4,118,263
Common Stock Purchase Warrants	259,259	1,409,259
Stock Options	7,949,417	7,622,875
	12,326,939	13,150,397

As described in Note 24, on March 30, 2011, upon the termination of the Voting Trust Agreement, 4,118,263 shares of our Series B Preferred Stock were automatically converted into 1,801,740 shares of our common stock. Such 1,801,740 shares of our common stock were immediately cancelled.

As described in Note 24, on March 31, 2011, we placed 150,745,913 shares of our common stock in escrow pending the completion of the Amper transaction.

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

Loss Contingencies

We recognize contingent losses that are both probable and estimable. In this context, we define probability as circumstances under which events are likely to occur. In regards to legal costs, we record such costs as incurred.

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

In December 2010, the FASB issued ASU No. 2010-28, “Intangibles – Goodwill and Other (Topic 350) – When to Perform Step 2 of the Goodwill Impairment Test for reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”). ASU 2010-28 modifies Step 1 of the goodwill impairment test so that for those reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not based in an assessment of qualitative indicators that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exits, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of this pronouncement is not expected to have a material impact on our consolidated financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

NOTE 4 – Fair Value

We have determined the estimated fair value amounts presented in these consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the consolidated financial statements are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. We have based these fair value estimates on pertinent information available as of December 31, 2010 and 2009. As of December 31, 2010 and 2009, the carrying value of all financial instruments approximates fair value.

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Both observable and unobservable inputs may be used to determine the fair value of positions that are classified within the Level 3 classification. As a result, the unrealized gains and losses for assets within the Level 3 classification presented in the tables below may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in historical company data) inputs.

The following are the classes of assets measured at fair value on a nonrecurring basis during the years ended December 31, 2010 and 2009, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	December 31, 2010
	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2010	Total Impairment for the Year Ended December 31, 2010
Goodwill	$—	$—	$11,085,660	$11,085,660	$—
Intangible Assets	—	—	1,804,710	1,804,710	—
Total	$—	$—	$12,890,370	$12,890,370	$—

	December 31, 2009
	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2009	Total Impairment for the Year Ended December 31, 2009
Goodwill	$—	$—	$10,870,959	$10,870,959	$7,664,100
Intangible Assets	—	—	2,140,530	2,140,530	7,335,900
Total	$—	$—	$13,011,489	$13,011,489	$15,000,000

We recorded an intangible asset and goodwill impairment charge of $15,000,000 during the year ended December 31, 2009 to write down intangible assets and goodwill to their implied fair values (see Notes 9 and 10).

NOTE 5 – Acquisitions

We made two acquisitions during 2009: (1) Center of Technology Transfer Corporation (“CTT”) – Peru and (2) American Samoa Entertainment, Inc. The total aggregate consideration for these acquisitions was $3,564,534.

On April 29, 2009, we acquired an additional 20% interest in Pac-Rim Redeployment, LLC (“PRR”), increasing our ownership to 100%, and an additional 13.33% interest in American Samoa Hawaii Cable, LLC (“ASHC”), increasing our ownership interest to 66.67%. The total consideration paid for the acquisition of these interests was nominal.

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

On July 17, 2009, we consummated a purchase and sale transaction under a Securities Purchase Agreement effective as of July 1, 2009 (the “30% Purchase Agreement”) with Jorge Enrique Alvarado Amado (“Alvarado”). Pursuant to the 30% Purchase Agreement, we purchased 3,000,000 Common Units (“30% Units”) of Desca for an aggregate purchase price of $1.9 million, as described below. As a result of our purchase under the 30% Purchase Agreement, effective July 1, 2009, we settled the noncontrolling interest purchase price obligation with Alvarado and Desca became our wholly-owned subsidiary. For the year ended December 31, 2009, the change in fair value of the noncontrolling interest purchase price obligation of $814,127 was recorded in the statement of operations. The settlement of the noncontrolling interest purchase price obligation in the amount of $6,134,711 was recorded as a credit to additional paid in capital as of December 31, 2009.

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

The promissory note provided for interest to accrue at 6% per annum and all payments of principal and accrued interest to be paid on the maturity date of July 1, 2010. The 30% Purchase Agreement provided that the purchase price be reduced to the extent that the value of Desca’s net assets at closing was determined to be less as compared to June 30, 2010. Alvarado would be responsible to pay us an amount equal to 30% of any deficiency and such amount would be deemed a claim for indemnification under the 30% Purchase Agreement. The purchase price was not reduced since the value of Desca’s net assets at closing was greater than the value at June 30, 2010.

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

All but 1,250,000 shares of our common stock constituting part of the purchase price, as well as any additional shares of our common stock constituting amounts of Contingent Consideration, were deposited with an escrow agent to be held and released over a 4-year period, as described below. All shares of our common stock held in escrow were available to satisfy any claim by us for indemnification under the 30% Purchase Agreement. All shares of our common stock constituting part of the purchase price were held in escrow for a period of two years following the closing; however, if such shares become eligible for resale by Alvarado pursuant to Rule 144 under the Securities Act of 1933, such shares could be sold by Alvarado, but only so long as Alvarado made arrangements acceptable to us for the immediate deposit of the net cash proceeds into escrow to be held in accordance with the terms thereof. All promissory notes issued by us in connection with the 30% Purchase Agreement, were subject to setoff to satisfy any indemnification claims we may have against Alvarado.

At the closing of the 30% Purchase Agreement, Alvarado also entered into a two-year amended and restated employment agreement pursuant to which he would serve as chief executive officer of our Networking Group. Alvarado also executed a non-compete agreement containing customary non-compete, non-solicitation, non-disclosure and non-disparagement covenants. Finally, eLandia and Alvarado executed a termination and release agreement pursuant to which each of the parties agreed to terminate certain prior agreements and to release any claims the parties may have had against one another arising prior to the date of the 30% Purchase Agreement.

As more fully described in Notes 14 and 17, on October 5, 2010, we entered into a Separation Agreement with Alvarado pursuant to which Alvarado’s employment relationship with Desca was terminated without cause, the promissory note was amended and the 2.5 million shares were returned to us and cancelled.

NOTE 6 – Deconsolidation of Subsidiary and Discontinued Operations

Our discontinued operations are comprised of (i) our 50% interest in Datec PNG, which was sold in April 2009; (ii) our operations in Fiji; and (iii) certain eLandia predecessor companies that no longer conduct any operations.

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Through April 17, 2009, we held a 50% interest in Datec PNG, which represented our operations in Papua New Guinea. Due to our management influence, we consolidated Datec PNG within our consolidated financial statements. Datec PNG provided technology products, Internet access services and IT services to large corporate organizations. On April 17, 2009 we sold our 50% ownership interest in Datec PNG to Steamships Ltd. As a result of the sale of Datec PNG, we re-measured the value of the net assets to be sold at the lower of the carrying amount or fair value less selling costs. We determined that the sale price of $5.6 million in cash, less selling costs of $22,427, was the best indicator of the fair value of the assets to be sold. Accordingly, we recorded an impairment charge related to the goodwill and intangible assets of $10.8 million during the year ended December 31, 2009 and a loss upon the closing of the sale, including the results of operations for the 17 day period ending April 17, 2009, of $199,000. The write off of the goodwill and the loss resulted in a net loss on the sale of Datec PNG of $11.0 million, which is included in discontinued operations for the year ended December 31, 2009.

In April 2009, the Reserve Bank of Fiji announced that Fiji’s currency had been devalued by 20% effective April 16, 2009, and the President of Fiji annulled the country’s constitution, terminated all the judges in the country and declared himself the head of state. This triggered an impairment charge to our goodwill in Fiji during the year ended December 31, 2009 due to the anticipated economic instability and an uncertain business climate. As a result of these factors and the uncertainty caused by such factors, in December 2009 our Board of Directors approved management’s proposal to dispose of our operations in Fiji. Management began to actively market and locate a buyer for our operations in Fiji during the quarter ended March 31, 2010. As more fully described in Note 17, on June 24, 2010, we entered into a settlement agreement with Kelton Investments Ltd. (“Kelton”) and Datec Group Ltd. (“Datec”), as plaintiffs, among others, pursuant to which 150,000 shares of our common stock have been transferred to us in exchange for our interests in Datec Fiji and Datec Australia. As a result of the settlement and resolution of the material closing conditions, we re-measured the value of the net liabilities transferred at the lower of the carrying amount or fair value. We determined that the fair value of the 150,000 shares of our common stock returned to us was deminimus. Accordingly, we recorded a gain in discontinued operations, which includes the results of operations for the year ended December 31, 2010, of $2.4 million. That gain includes approximately $3.6 million from the recovery of accumulated translation gains previously reflected as a component of other comprehensive income.

A summary of our assets and liabilities from discontinued operations as of December 31, 2010 and 2009 and our results of discontinued operations for the years ended December 31, 2010 and 2009 is as follows:

Assets and Liabilities of Discontinued Operations

	As of December 31,
	2010	2009
Cash	$—	$249,969
Accounts Receivable, Net	—	808,382
Inventory, Net	—	232,384
Prepaid Expenses and Other Current Assets	—	318,191
Deposits with Suppliers and Subcontractors	—	131,042
Assets Held for Sale - Current	$—	$1,739,968

Property, Plant and Equipment, net	$—	$354,501
Other Assets	—	9,416
Assets Held for Sale - Long-Term	$—	$363,917

Accounts Payable	$—	$464,292
Accrued Expenses	48,091	668,415
Accrued FCPA Penalty	700,000	500,000
Capital Lease Obligations	10,000	11,190
Deferred Revenue	—	73,706
Other Current Liabilities	—	20,711
Liabilities from Discontinued Operations - Current	$758,091	$1,738,314

Accrued FCPA Penalty	$500,000	$1,000,000
Liabilities from Discontinued Operations - Long Term	$500,000	$1,000,000

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Results of Discontinued Operations

	For the Year Ended December 31,
	2010	2009
Revenue	$5,101,487	$16,040,216
Cost of Revenue	(3,298,760)	(9,510,506)
Sales, Marketing and Customer Support	(952,568)	(3,067,817)
General and Administrative	(760,358)	(2,484,988)
Impairment of Intangible Assets and Goodwill	—	(11,852,969)
Depreciation and Amortization	(109,326)	(608,411)
Amortization – Intangible Assets	—	(290,083)
Interest Expense, net	(4,119)	(50,400)
Other Income	2,438,463	(180,511)
Net Income (Loss) from Discontinued Operations	$2,414,819	$(12,005,469)

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

The acquisition of the PRE Cable and its redeployment was funded by third party financing and contributions by the American Samoa Government (“ASG”), which is a 33% member of ASHC. ASG committed to contribute $9 million for their investment in ASHC. As of December 31, 2008, ASG had contributed $3 million. In February and June 2009, ASG contributed an additional $3 million, respectively, as a result of obtaining third party financing. Operation and maintenance of the ASH Cable will be funded primarily through telecommunications and internet services contracts. AST has contractually committed to utilizing a portion of the fiber optic cable capacity to be provided by the ASH Cable.

Additionally, on May 22, 2008, PRR and ASHC entered into a Purchase and Sale Agreement for the ASH Cable, which provides for the purchase of the redeployed and fully operational ASH Cable by ASHC during 2009. ASHC purchased the ASH Cable from PRR in June 2009 for a total consideration of $25.4 million using the proceeds from the Term Loan Agreement with ANZ (see Note 14) and the final capital contribution from ASG.

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

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

NOTE 8 – Accounts Receivable

Accounts receivable at December 31, 2010 and 2009 is comprised of:

	2010	2009
Accounts Receivable	$65,767,191	$53,697,398
Allowance for Doubtful Accounts	(2,144,855)	(508,261)
	$63,622,336	$53,189,137

The change in allowances for doubtful accounts for the years ended December 31, 2010 and 2009 is as follows:

	2010	2009
Balance of allowance for doubtful accounts at beginning of year	$508,261	$1,597,549
Provision for bad debt for the years then ended	1,912,665	316,204
Amounts written off during the years then ended	(276,071)	(1,405,492)
Balance of allowance for doubtful accounts at end of year	$2,144,855	$508,261

Included in accounts receivable is $8.5 million and $14.8 million of unbilled receivables at December 31, 2010 and 2009, respectively. We utilize substantially all of our accounts receivable to collateralize certain debt.

NOTE 9 – Goodwill

Goodwill represents the excess purchase price paid over the cost of net assets acquired in business combinations accounted for under the purchase method of accounting. Changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 were as follows:

	Latin	South
Goodwill:	America	Pacific	Total
Balance at January 1, 2009	$16,088,787	$2,031,268	$18,120,055
Acquisitions in 2009	183,374	885,332	1,068,706
Purchase price adjustment	(495,000)	—	(495,000)
Impairment charge	(7,664,100)	—	(7,664,100)
Foreign currency translation effect	(140,964)	(17,738)	(158,702)
Balance at December 31, 2009	$7,972,097	$2,898,862	$10,870,959
Foreign currency translation effect	214,701	—	214,701
Balance at December 31, 2010	$8,186,798	$2,898,862	$11,085,660

On October 16, 2008, eLandia and the former owners of CTT (“CTT Sellers”) entered into a Purchase Agreement and Escrow Agreement, pursuant to which $600,000 of the purchase price was deposited with an escrow agent to satisfy our indemnification rights. On September 30, 2009, we agreed to settle certain claims relating to the Net Asset Value of CTT (as defined in the Purchase Agreement). Pursuant to the terms of the settlement, the CTT Sellers agreed to release the $600,000 escrow amount to us in exchange for the issuance of 350,000 shares of our common stock to the CTT Sellers, valued at $105,000. We recorded the net settlement amount of $495,000 as a purchase price adjustment to the goodwill of CTT in the accompanying consolidated balance sheet as of December 31, 2009.

As a result of the weakened economic environment, we undertook a review of the carrying amount of our goodwill and intangible assets as of December 31, 2009. The results of our quantitative analysis indicated that no impairment existed in our goodwill and intangible assets in Latin America; however, we also considered qualitative factors in our assessment. Specifically, we noted that the weakened economic environment continues to have a negative impact on our operations at Transistemas as evidenced by the significant operating losses experienced from our operations in Argentina. In addition, we noted the significant country risk that exists in Venezuela (and to a lesser extent in Ecuador) and that the inherent political uncertainty which exists makes any long-term estimates as to future cash flows derived from that business extremely volatile. Although the weakened economic environment has affected our subsidiaries in other parts of Latin America, the effects have been felt to a much lesser extent. While the quantitative analysis supports the current carrying value of the goodwill and intangible assets in our other Latin America subsidiaries, we believed that an impairment existed from a qualitative standpoint given the uncertainty and instability of the future economic environment in certain countries of Latin America and the political risk in some of our markets. Accordingly, we recorded a goodwill impairment charge of $7,664,100 in the accompanying consolidated statement of operations during the year ended December 31, 2009.

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

NOTE 10 – Intangible Assets

Intangible asset values and the related accumulated amortization are as follows:

	Finite Lived Assets		Indefinite Lived Assets
Intangible Assets:	Customer Lists	Contract Rights	Telecommunications Licenses and Agreements
Gross Value at December 31, 2009	$1,833,100	$1,219,000	$858,743
Accumulated Amortization at December 31, 2009	(629,783)	(1,140,530)	—
Net Value at December 31, 2009	$1,203,317	$78,470	$858,743

Gross Value at December 31, 2010	$1,833,100	$1,219,000	$858,743
Accumulated Amortization at December 31, 2010	(891,655)	(1,214,478)	—
Net Value at December 31, 2010	$941,445	$4,522	$858,743

Acquired intangibles with a definite life are amortized on a straight-line basis over weighted average lives. Telecommunications licenses and agreements are generally perpetual in nature and therefore are not amortized.

As discussed in Note 9, as a result of the weakened economic environment, we undertook a review of the carrying amount of our goodwill and intangible assets as of December 31, 2009. Based upon our review, we recorded an intangible asset impairment charge of $7,335,900 in the accompanying consolidated statement of operations during the year ended December 31, 2009.

	Definite Life Assets			Indefinite Life Assets
	Customer Lists	Contract Rights	Trade Names	Telecommunications Licenses and Agreements
Acquired in Connection with Acquisitions during 2009	$875,100	$—	$—	$—
Impairment Charge	(551,133)	(1,257,045)	(5,527,722)	—
Total	$323,967	$(1,257,045)	$(5,527,722)	$—

Weighted Average Life (Years)	7	—	—

For the years ended December 31, 2010 and 2009, amortization expense amounted to $0.3 million and $4.4 million, respectively.

The following table outlines the estimated future amortization expense related to intangible assets as of December 31, 2010:

	Customer Lists	Contract Rights	Total
For the Year Ending December 31,
2011	$261,857	$4,522	$266,379
2012	261,857	—	261,857
2013	136,406	—	136,406
2014	125,000	—	125,000
2015	125,000	—	125,000
Thereafter	31,325	—	31,325
	$941,445	$4,522	$945,967

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

NOTE 11 – Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31, 2010 and 2009:

	As of December 31,
	2010	2009
Building	$1,547,025	$1,547,025
Leasehold Improvements	3,795,116	2,826,084
Network Equipment	38,453,031	37,738,926
Office Equipment	1,071,184	908,817
Furniture and Fixtures	1,133,912	941,789
Vehicles	570,575	626,557
Total Property and Equipment	46,570,843	44,589,198
Accumulated Depreciation and Amortization	(15,707,898)	(9,920,099)
Net Value of Property, Plant and Equipment	30,862,945	34,669,099
Construction in Progress	1,157,916	1,345,732
Total Property, Plant and Equipment, net	$32,020,861	$36,014,831

Depreciation and amortization expense for the years ended December 31, 2010 and 2009 amounted to $6.4 million and $5.6 million, respectively.

NOTE 12 – Accrued Expenses

Accrued expenses at December 31, 2010 and 2009 is comprised of:

	2010	2009
Acccrued Cost of Sales	$3,432,228	$2,778,063
Accrued Payroll and Related	3,661,486	3,566,110
Accrued Taxes	3,500,984	3,093,897
Accrued Interest	1,906,725	199,829
Accrued USF Liability	1,080,070	—
Accrued Professional Fees	632,377	920,895
Accrued Other	3,427,288	1,888,044
	$17,641,158	$12,446,838

NOTE 13 – Lines of Credit

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

At December 31, 2010 and 2009, the total amount outstanding under the lines of credit, short term overdraft and credit facilities was $6.1 million and $11.5 million, respectively. At December 31, 2010, the maximum amount available under the lines of credit, short-term overdraft and credit facilities was $7.2 million and the unused portions amounted to $1.1 million, subject (in certain cases) to the availability of having sufficient collateral under asset based lending arrangements.

On March 16, 2010, we entered into a Settlement Agreement with Stanford International Holdings (Panama) S.A. (“SIHP”), whereby we paid SIHP $462,500 in full and final settlement of a $2.5 million outstanding line of credit with SIHP. Accordingly, we recorded a gain on the extinguishment of debt in the amount of $2,037,500 during the year ended December 31, 2010.

Line of credit arrangements include facilities that may contractually expire or mature at various times prior or subsequent to December 31, 2011. We have classified all lines of credit with contractual expiration or maturity dates more than one year from the balance sheet date as current liabilities since these arrangements generally feature lockbox arrangements and/or subjective acceleration clauses.

Our operations in American Samoa are obligated under a loan agreement with ANZ Finance America Samoa, Inc. (“ANZ Finance”) for a maximum amount of $5,800,000. Of this amount, $800,000 is in the form of a term loan and up to $5,000,000 is in the form of a revolving line of credit. The revolving line of credit was originally due on October 30, 2007 and the term loan is due on October 30, 2015. In September 2010, ANZ Finance completed their annual review of our outstanding loan agreement and revolving line of credit and determined that all existing terms remain unchanged and continuing, except for a reduction in the amount available under the revolving line of credit from $5 million to $3 million. We have pledged all of our assets in American Samoa to secure this obligation. ANZ Finance noted certain qualitative, nonfinancial breaches, but has not enforced any of the default provisions under the loan agreement.

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

As a result of a directive provided by the FCC to the Universal Service Administrative Company (“USAC”) in August 2010, there is a potential assessment against AST Telecom, LLC (“AST”) stemming from its participation in the federal Universal Service Fund (“USF”). This directive provided notice to all program participants, including AST, that prior period adjustments would be made to previously-received USF high-cost support from the USF which could result in retroactive reductions in support already received from August 2008 through December 2010. These assessments do not result from any wrongdoing by AST, nor is litigation against AST pending or contemplated. As such, AST is not a defendant or otherwise the target of an administrative investigation. Reductions in federal USF support to AST, and others, are being made as a part of the FCC’s ongoing implementation of the federal USF program. In February 2011, another directive was issued indicating that these prior adjustments would be implemented in March 2011. While the exact amount of these retroactive reductions in support have not been announced by the USAC, we have estimated the amount of AST’s obligation to be approximately $1.1 million. Accordingly, we recorded a charge of $1.1 million for the retroactive reduction in the accompanying consolidated statement of operations and a corresponding accrued expense payable in the accompanying consolidated balance sheet as of December 31, 2010. We expect future support payments will be reduced to offset AST’s obligation. In addition, the annual reduction in funding received from the USF will be reduced by approximately $400,000 per year which we do not consider to be significant.

As a result of taking this unexpected charge, AST could be considered to be in breach of its interest coverage covenant. While we have not repaid this amount, nor has ANZ Finance initiated a demand for repayment, we cannot provide any assurance that ANZ Finance will not make an immediate demand for repayment of this loan. However, we are currently in discussions with ANZ Finance to obtain a waiver for this covenant violation. Accordingly, the amounts due to ANZ Finance are classified as current liabilities on the accompanying consolidated balance sheets. As of December 31, 2010, the balance of the revolving line of credit amounted to $2,549,728 and the balance of the term loan amounted to $438,946.

NOTE 14 – Long-Term Debt

A summary of our outstanding debt obligations is as follows:

	As of December 31,
	2010	2009
Term Loan Agreements	$20,389,655	$16,672,000
Promissory Notes	2,147,871	2,645,644
Obligations under various long-term borrowing arrangements	21,599,254	7,247,183
Sub-total	44,136,780	26,564,827
Unamortized discounts	(37,983)	(108,161)
Total long-term debt, net of unamortized discounts	44,098,797	26,456,666
Less: current portion of long-term debt	15,343,251	4,710,072
Long-term debt	$28,755,546	$21,746,594

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

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

In accordance with the court order issued by the United States District Court on February 16, 2009, we have not canceled any shares of our common stock, nor have we issued any shares of our Series B Preferred Stock or converted any shares of our Series B Preferred Stock into common stock pursuant to the terms of the Modification Agreement. On March 24, 2011, the United States District Court approved our motion to convert SIBL’s 4,118,263 Series B Preferred Stock into 1,801,740 shares of our common stock and to cancel 1,801,740 shares of our common stock held by SIBL (see Note 24).

We evaluated the issuance of the 1,777,778 shares of Series B Preferred Stock and the option to purchase 592,593 shares of Series B Preferred Stock in exchange for the $12,000,000 bridge loan, the forgiveness of the related accrued interest payable of $199,618 and the cancellation of the 16,148,612 shares of common stock and, accordingly, as of December 31, 2009, we recorded:

1)	$894,445 for the value of the Series B Preferred Stock issued to SIBL;

2)	$-0- for the value of the Option; and

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Term Loan Agreements

Term Loan Agreement – ANZ

On June 8, 2009, we entered into a Loan Agreement (“Term Loan Agreement”) with ANZ Finance and ANZ Amerika Samoa Bank (jointly, “ANZ”) whereby ANZ provided $16,672,000 in the form of a term loan to our subsidiaries, ASHC and Samoa American Samoa Cable, LLC (“SAS”). ASHC and SAS are the borrowers under the facility and eLandia and our subsidiary, American Samoa Hawaii Undeployed Cable, LLC (“ASHUC”) are the guarantors. The term loan is principally secured by substantially all of the assets and operations of ASHC, SAS and ASHUC. The term loan bears interest at the U.S. prime rate plus 2% and is due on June 3, 2016. The Term Loan Agreement requires seven monthly installments of interest only, followed by 77 monthly installments of $187,319, including principal and interest, through the maturity date. The remaining unpaid principal balance is due on the maturity date. In the event that a United States Department of Agriculture (“USDA”) Rural Development ‘Conditional Commitment for Guarantee’ (“USDA Guaranty”) is obtained in favor of ANZ covering the outstanding amount of the term loan then, as of the effective date of the USDA Guaranty in favor of ANZ, the interest rate will be decreased to the prime rate plus 1.10%. The term loan is subject to certain financial and non-financial covenants beginning with the period ended March 31, 2011. The proceeds of the term loan were used to fund the construction, installation and delivery to customers of a fully operational undersea fiber optic cable linking American Samoa and Samoa to Hawaii and providing improved long distance telecommunication and data services. In connection with the Term Loan Agreement, we executed a guaranty in favor of ANZ (the “Guaranty”). Pursuant to the Guaranty, we have unconditionally guaranteed the repayment and other obligations of ASHC and SAS under the Term Loan Agreement.

In September 2010, ANZ completed their review of our Term Loan Agreement and determined that all existing terms and conditions remain unchanged and continuing, with the exception of an amendment to the interest coverage ratio covenant. The covenant was amended whereby the interest coverage ratio will be calculated as EBITDA divided by interest expense paid for the period to be measured on December 31, 2010. The interest coverage ratio must be a minimum of 2.50 or more.

At December 31, 2010 and 2009, the carrying value of the Term Loan Agreement was $15,389,655 and $16,672,000, respectively. Contractual interest expense amounted to $896,224 and $515,815 which was recorded as a component of interest expense in the accompanying statement of operations as of December 31, 2010 and 2009, respectively.

Strategic Alliance Agreement

On May 24, 2010, eLandia and Desca entered into the Strategic Alliance Agreement with Amper. Pursuant to the Strategic Alliance Agreement, the parties established an alliance aimed at expanding each party’s access to the Latin American and Caribbean markets and providing the parties the opportunity to offer their combined portfolio of products, services, technology solutions and technical resources throughout the region. Amper, a Madrid, Spain based company, is a leader in the design and implementation of integrated solutions and information systems for civilian and military communications. Medidata, Amper’s majority-owned subsidiary, offers integrated communications solutions to telecommunications operators, corporations, financial clients and governments in Brazil. The regional alliance established by the Agreement allows Amper to expand into the 17 local markets in the Latin American and Caribbean region in which eLandia currently operates under its wholly-owned Desca and CTT brands. The alliance allows us to provide enhanced support to our regional customers in Brazil. Additionally, eLandia expects to utilize the experience and knowledge of Amper’s Homeland Security business to address the growing opportunities in critical public safety projects throughout the region and the sales of Amper’s Access equipment products to its service provider customers. The initial term of the Strategic Alliance Agreement was six months and was renewed until April 30, 2011.

Pursuant to the Strategic Alliance Agreement, each party designated the other as its non-exclusive agent or distributor to promote the sale of the parties’ products and services in the Latin American and Caribbean region. Each of the parties are entitled to sales commissions or product discounts for their sales and promotional efforts under the Strategic Alliance Agreement. The amount of the commissions or discounts is negotiated on a case-by-case basis based on product line, customer and other factors.

In addition to the marketing and sales opportunities expected to result from the alliance, the parties also agreed to evaluate a potential equity transaction pursuant to which we would acquire all or a part of Medidata in exchange for the issuance to Amper of a majority of our capital stock. In consideration of our exclusivity covenants, Amper advanced to us the sum of $5 million, which was funded by Medidata to Amper. Our repayment obligations with respect to the Exclusivity Advance are secured by certain guarantees, security agreements and pledges of interests in favor of Amper (collectively, the “Security Documents”). The amounts outstanding under the Exclusivity Advance accrue interest at 12% per annum until repaid to Amper.

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

On December 9, 2010, we entered into a First Amendment to Strategic Alliance Agreement (the “SAA Amendment”). Pursuant to the SAA Amendment, which was effective as of December 2, 2010, the exclusive dealings covenant set forth in the Strategic Alliance Agreement was extended until April 30, 2011. In connection with the extension of the exclusivity period, the repayment date for the Exclusivity Advance was also modified. Pursuant to the SAA Amendment, the Exclusivity Advance is now payable on the earlier of:

•	April 30, 2011

•	the date that future payments are received by Descaserv Ecuador, S.A., an entity wholly owned by a subsidiary of Desca Holdings (“Descaserv”), under a certain customer contract;

•	the termination of the Contribution Agreement between Amper and eLandia dated July 29, 2010, as amended;

•	December 31, 2010 unless the Security Documents are amended consistent with the SAA Amendment provisions; and

•	on February 1, 2011 if, before that date, the parties have not entered into a mutually agreeable amendment to the Contribution Agreement that affords Amper the option, solely in the event that the FCC consents necessary to complete the transactions under the Contribution Agreement cannot be obtained prior to February 1, 2011, to acquire Desca Holdings and Elandia/CTT Holdings, LP (“CTT Holdings”) in a mutually agreeable alternative transaction.

At December 31, 2010, the carrying value of the Strategic Alliance Agreement was $5,000,000. Contractual interest expense amounted to $338,695 which was recorded as a component of interest expense in the accompanying consolidated statement of operations as of December 31, 2010 (see Note 24).

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

On March 2, 2009, we entered into another agreement with TNZ, pursuant to which PRR converted a $2,500,000 payable to TNZ at December 31, 2008 into a promissory note. The note bore interest at 7% per annum and was due on the date upon which the PRE Cable was redeployed and ASHC determined that the PRE Cable was ready to carry commercial traffic. The note was secured by our membership interests in PRR and ASHC.

The promissory notes were satisfied in June 2009 using the proceeds from the Term Loan Agreement with ANZ described above.

Former Owners of Transistemas

As discussed in Note 18, on August 27, 2009, we entered into a Settlement Agreement with the former owners of Transistemas (“Sellers”) in full and final settlement of the Put/Call Agreement. Pursuant to the terms of the Settlement Agreement, we agreed to pay the Sellers $2.6 million as follows:

(i)	$260,000 in cash payable on the date of the Settlement Agreement, and

(ii)	$2,340,000 payable in the form of a non-interest bearing promissory note due on July 15, 2011. The promissory note requires 22 equal monthly payments of $52,000, with the first payment due on September 15, 2009. The remaining principal balance of $1,196,000 is due on July 15, 2011.

In addition, as an inducement to settle the Put obligation and execute the promissory note, we agreed to issue to the Sellers 433,333 shares of our common stock, valued at $156,000. We allocated a portion of the note amount of $2,340,000 to the shares based on the relative fair value of the note and shares. The relative fair value of the shares, which amounted to $146,250, was recorded as a discount to the promissory note and a corresponding increase to additional paid in capital. This amount is being accreted into interest expense over the contracted term of the note. For the year ended December 31, 2010, accretion of the discount amounted to $70,178, which was recorded as a component of interest expense in the accompanying consolidated statement of operations. As of December 31, 2010 and 2009, the carrying value of the note was $1,612,000 and $2,132,000, respectively.

Alvarado

In connection with the 30% Purchase Agreement entered into with Alvarado on July 17, 2009, we purchased 3,000,000 Common Units of Desca for an aggregate purchase price of $1.9 million, consisting of (i) $500,000 in cash, (ii) a $500,000 promissory note payable on July 1, 2010 (“Note”), and (iii) 2,500,000 shares of our common stock (the “Shares”) valued at $0.9 million. As a result of our purchase of the 30% Units under the 30% Purchase Agreement, effective July 1, 2009, Desca became a wholly-owned subsidiary (see Note 5). The promissory note provided for interest to accrue at 6% per annum and all payments of principal and accrued interest to be paid on the maturity date of July 1, 2010.

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

In accordance with the 30% Purchase Agreement, one-half of the Shares were placed into escrow in order to satisfy certain claims for indemnification which we could have against Alvarado under the 30% Purchase Agreement. As more fully described in Note 17, on October 5, 2010, we entered into a Separation Agreement with Alvarado, pursuant to which Alvarado’s employment relationship with Desca was terminated without cause. Pursuant to the Separation Agreement, we agreed to waive any such indemnification claims, with the exception of any future claims relating to any intentional misconduct by Alvarado, in exchange for the following: (a) all of the 2.5 million Shares (along with any convertible securities held by Alvarado) were returned by Alvarado to the Company for cancellation; and (b) the payment schedule under the Note was modified to provide for 12 monthly payments of $10,000 each and, thereafter through the maturity date in January 2013, monthly payments of $32,500 each. Payments on the Note may be accelerated if we receive certain minimum payments under a material customer contract. In addition, we agreed to transfer our ownership interest in Magna Consult L.L.C., a consulting services company, to Alvarado. This consulting company does not engage in direct competition with us or our subsidiaries.

As a result of the return and cancellation of the 2.5 million shares, valued at $450,000, and the modification of the terms of the Note, we recorded a decrease to additional paid in capital of $274,024 in the accompanying consolidated balance sheet as of December 31, 2010.

As of December 31, 2010 and 2009, the carrying value of the note was $535,871 and $513,644, respectively. Contractual interest expense amounted to $26,153 and $13,644 which was recorded as a component of interest expense in the accompanying statement of operations and is also included in accrued expenses in the accompanying consolidated balance sheet as of December 31, 2010 and 2009, respectively.

Obligations Under Various Long-Term Borrowing Arrangements

We have various long-term loans with a major vendor and several local banks. In Latin America we owe approximately $18.8 million under various long-term borrowing arrangements at December 31, 2010. These obligations have maturities ranging from 1 year to 5 years that bear interest at rates ranging from 4.3% to 10.0%. Periodic payments on the loans that require regular monthly or quarterly payments, in aggregate, equate to approximately $63,000 per month. The remaining loans require principal repayment upon maturity of the loan. These loans are generally secured by substantially all of our Latin American accounts receivable and/or inventory.

In the South Pacific we owe approximately $2.8 million under various long-term borrowing arrangements at December 31, 2010. These obligations mature in March 2014 and bear interest at rates ranging from 4.5% to 6.0%. Periodic payments on the loans that require regular monthly payments total approximately $36,000 per month, increasing to $46,000 through 2014. The remaining loans require principal repayment upon maturity of the loan. These loans are secured by certain South Pacific assets such as property, plant and equipment or our equity investment in certain South Pacific subsidiaries.

As discussed in Note 13, our operations in American Samoa are obligated under a loan agreement with ANZ Finance for a maximum amount of $5,800,000. Of this amount, $800,000 is in the form of a term loan and up to $5,000,000 is in the form of a revolving line of credit.

Maturities of our long-term debt are as follows as of December 31, 2010:

For the Year Ending December 31,
2011	$15,343,251
2012	9,910,304
2013	6,331,353
2014	3,500,217
2015	1,840,791
Thereafter	7,172,881
Total	$44,098,797

NOTE 15 – Contribution Agreement

On July 29, 2010, we entered into a Contribution Agreement (the “Contribution Agreement”) with Amper. As discussed in Note 14, on May 24, 2010, we entered into a Strategic Alliance Agreement with Amper pursuant to which, among other things, the parties agreed to evaluate a potential equity transaction. Pursuant to this Contribution Agreement, Amper agreed to acquire 150,745,913 shares of our newly issued common stock in exchange for the contribution to eLandia by Amper of approximately 90% of the outstanding capital stock of Hemisferio Norte Brasil, S.L. (“Hemisferio”). Hemisferio has one wholly-owned direct subsidiary, Hemisferio Sul Participaçoes Ltda. (“Hemisferio Sul”), and two indirect subsidiaries, Medidata and XC Comercial e Exportadora Ltda. (“XC”). Hemisferio Sul owns 88.96% of Medidata, and Medidata owns 100% of XC. Hemisferio, Hemisferio Sul, Medidata and XC are collectively referred to in the Contribution Agreement as the “Contributed Entities.” The shares of our common stock to be issued to Amper under the Contribution Agreement will represent approximately 85% of our issued and outstanding shares of common stock following the closing of the transactions contemplated by the Contribution Agreement.

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Contribution Agreement contains standard representations and warranties from each of the parties including securities investment representations from Amper as well as representations from each of the parties regarding financial statements, regulatory filings, legal compliance, pending litigation and tax matters. Under the Contribution Agreement, we are required to register the shares of our common stock being issued to Amper pursuant to the terms of a mutually agreeable registration rights agreement.

Under the terms of the Contribution Agreement, we were granted an option to acquire the balance of Amper’s interest in Hemisferio for an option price equal to $8.9 million. The option may be exercised for a six-month period following the closing and the option price is payable by us through the issuance to Amper of additional shares of our common stock at a price per share equal to the fair market value of our common stock as of the option exercise date.

The closing of the transactions contemplated by the Contribution Agreement was subject to the satisfaction of certain conditions including, among others, the following: (i) the parties obtaining all applicable third party consents including the approval of the U.S. Federal Communications Commission (“FCC”) and eLandia obtaining a consent to the Contribution Agreement and general release and acknowledgment from the receiver for SIBL, (ii) execution of new employment agreements by our chief executive and chief financial officers, (iii) certain of our executive officers waiving their severance rights under their current employment contracts, and (iv) our receipt of a fairness opinion from an investment bank.

On December 9, 2010, we entered into a First Amendment to Contribution Agreement (the “Contribution Agreement Amendment”). Pursuant to the Contribution Agreement Amendment, which was effective as of December 2, 2010, the termination date of the Contribution Agreement was extended to April 30, 2011. In addition, the Contribution Agreement Amendment provided that if Amper expected that the FCC consents necessary to complete the transactions under the Contribution Agreement could not be obtained prior to February 1, 2011, Amper could seek to acquire Desca Holdings and CTT Holdings in an alternative transaction. We agreed to use all commercially reasonable efforts to finalize the terms and conditions of such alternative transaction by February 1, 2011.

In addition, certain conditions to the closing of the Contribution Agreement transaction were modified or deleted. In this regard, we were required to take the following actions prior to the closing of the transaction, including among others: (a)  establish a senior management compensation plan for our chief executive officer and our chief financial officer as well as variable compensation plans applicable to all of our employees and (b) obtain evidence of the termination of that certain Voting Trust Agreement by and among SIBL, Pete Pizarro and the Company dated February 6, 2009. In addition, pursuant to the Contribution Agreement Amendment the requirement for stockholder approval for the consummation of the transaction was deleted.

Finally, the Contribution Agreement Amendment modified the termination provisions of the Contribution Agreement and extended the closing date to April 30, 2011.

As more fully described in Note 24, on March 31, 2011, we conducted a closing in escrow under the Contribution Agreement, whereby Amper will acquire 150,745,913 shares of our newly issued common stock in exchange for the contribution to eLandia of approximately 79.7% of the outstanding capital stock of Medidata.

NOTE 16 – Capital Lease Obligations

We are obligated under various capital leases under which the aggregate present value of the minimum lease payments amounted to approximately $3.1 million. The present value of the minimum lease payments was calculated using discount rates ranging from 3.0% to 15.3%.

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The future minimum lease payments under all capital leases at December 31, 2010 are as follows:

For the Year Ending December 31,
2011	$1,551,181
2012	1,203,311
2013	674,643
2014	88,191
2015	—
Thereafter	—
3,517,326
Less Amounts Representing Interest	396,631
Principal Portion	3,120,695
Less Current Portion	1,514,522
Capital Lease Obligations, net of Current Portion	$1,606,173

The capital lease obligations are collateralized by underlying vehicles and equipment. As of December 31, 2010 and 2009, the gross amount of property and equipment under non-cancelable capital leases was $6.0 million and $3.9 million, respectively, and the amount of accumulated amortization was $1.9 million and $0.5 million, respectively.

As of December 31, 2010, the total minimum sublease rentals to be received in the future under noncancelable subleases amounted to $4.6 million.

NOTE 17 – Commitments and Contingencies

Strategic Alliance

In September 2010, we entered into an agreement with Medidata, pursuant to which Medidata advanced us $5.5 million (unrelated to the Exclusivity Advance, as discussed in Note 14), secured by the proceeds of various customer contracts held by Desca. The advance is due to be repaid in April 2011 and includes approximately $1.8 million of interest expense. The advance is included in customer deposits in the accompanying consolidated balance sheet at December 31, 2010. Interest expense amounted to $1.8 million which is recorded as a component of interest expense in the accompanying consolidated statement of operations and is also included in accrued expenses in the accompanying consolidated balance sheet as of December 31, 2010.

Operating Lease Agreements

We lease space for operations; sales, marketing and customer support; and general and administrative purposes as well as machinery, vehicles, and network equipment under lease agreements that expire at various dates through December 2029. Certain leases have renewal options at reduced rates and provisions requiring us to pay maintenance, property taxes and insurance. Generally, all rental payments are fixed. Management has determined that certain leases expiring within the next year will be renewed at substantially similar terms as those currently in effect. For the years ended December 31, 2010 and 2009, the aggregate rent expense for all operating leases was $4.2 million and $4.0 million, respectively. Future minimum commitments on the above agreements are as follows:

For the Year Ended December 31,
2011	$3,452,046
2012	2,256,838
2013	2,217,990
2014	2,243,775
2015	1,583,311
Thereafter	2,034,230
$13,788,190

Employment Agreements

We have entered into employment agreements with several of our executives and key officers for initial terms of one to four years, which can or will be renewed for an additional one to two years thereafter, unless written notice is provided by the respective parties. The agreements provide, among other things, for the payment of aggregate annual base salaries of approximately $825,000, as well as such incentive compensation and discretionary bonuses as the Board of Directors may determine. In addition, the employment agreements provide for up to two years of severance compensation for terminations under certain circumstances. Aggregate potential severance compensation amounted to approximately $1.2 million at December 31, 2010.

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Modification to Mr. Pizarro’s Employment Agreement

On February 6, 2009, we entered into an amendment to Mr. Pizarro’s Executive Employment Agreement (the “Amendment”). Under the Amendment, Mr. Pizarro waived any breach by us by reason of our entry into the Modification Agreement and released us of any liabilities resulting from such breach. In consideration of Mr. Pizarro agreeing to enter into the Amendment, we agreed to provide certain additional compensatory benefits to Mr. Pizarro as follows:

•	The exercise price with respect to options to purchase 3,122,000 shares of our common stock previously granted pursuant to the Mr. Pizarro’s Executive Employment Agreement was reduced from $3.07 to $0.45 per share;

•	Mr. Pizarro was granted options to purchase an additional 1,000,000 shares of our common stock at $0.45 per share, which options vest equally on a monthly basis over a three-year period beginning February 2009, if and only if Mr. Pizarro remains continuously employed by us until each vesting date, subject to other terms and conditions;

•	All “unvested” shares of our common stock granted pursuant to Mr. Pizarro as part of a 750,000 share restricted stock award pursuant to Mr. Pizarro’s Executive Employment Agreement immediately vested, and all contractual restrictions with respect to such shares were terminated (see Note 22); and

•	Mr. Pizarro’s full bonus for 2008 in the amount of $375,000, as provided in his Executive Employment Agreement, was paid promptly following the execution of the Amendment.

In addition, Mr. Pizarro’s Executive Employment Agreement was further amended to provide as follows:

•	during 2009, Mr. Pizarro was paid a guaranteed bonus of $375,000, payable in equal bi-monthly installments commencing in February 2009;

•	we amended our Policy Governing Insider Trading (the “Policy”) to permit, with our approval, (a) the adoption of written plans for trading our securities in accordance with SEC Rule 10b5-1(c) (a “Trading Plan”), and (b) transactions exempt from the Policy made pursuant to approved Trading Plans from the Policy;

•	following the amendment to the Policy described above, we agreed to approve a Trading Plan for Mr. Pizarro for certain shares of our common stock owned by Mr. Pizarro; and

•	we agreed to adopt a written Senior Management Incentive Compensation Plan applicable to years 2010 and beyond.

As more fully described in Note 24, on March 31, 2011, we further amended Mr. Pizarro’s Executive Employment Agreement.

Resignation of Executives

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

On August 13, 2010, we entered into a Separation Agreement with Javier Rodriguez, our former Vice President of Marketing. The Separation Agreement was effective June 30, 2010 and provides for, among other things, severance pay for a period of 12 months and contained a mutual release. The Separation Agreement terminates the employment agreement previously entered into by us and Mr. Rodriguez except, among other provisions, the confidentiality, non-competition and non-solicitation covenants which survived the termination of the employment agreement. Accordingly, we recorded $200,000 of compensation expense as of December 31, 2010 in connection with our obligation under the Separation Agreement with Mr. Rodriguez.

On October 5, 2010, we entered into a Separation Agreement with Alvarado. Pursuant to the Separation Agreement, Alvarado’s employment relationship with Desca was terminated without cause. Alvarado previously served as principal executive officer of Desca. As part of his separation from Desca, Alvarado has resigned from all positions held with Desca, its subsidiaries and affiliates in each Latin American jurisdiction in which such entities operate. The Separation Agreement provides for severance pay for a period of 12 months and includes a standard waiver and general release by Alvarado of any and all claims he may have against the Company, Desca or any of their respective subsidiaries or affiliates.

As part of the Separation Agreement, Alvarado reaffirmed and ratified the terms of his existing non-compete agreement which contains customary non-compete, non-solicitation, non-disclosure and non-disparagement covenants. Such non-compete agreement shall remain in force for a 12-month period following the effective date of the Separation Agreement. Accordingly, we recorded $250,000 of compensation expense as of December 31, 2010 in connection with our obligation under the Separation Agreement with Alvarado.

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Financial Collapse of SIBL and its Affiliates

In early 2009, pursuant to an action brought by the SEC against SIBL and certain of its affiliates, including its owner Robert Allen Stanford, alleging, among other things, securities law fraud under both the Securities Act of 1933 and the Securities Exchange Act of 1934, the United States District Court for the Northern District of Texas, Dallas Division issued orders to freeze the assets of SIBL and certain of its affiliates and to appoint a receiver to prevent the waste and disposition of such assets.

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

As more fully described in Note 24, In connection with the closing of the transactions contemplated in the Contribution Agreement, on March 31, 2011, we terminated the Voting Trust Agreement.

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

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Prior to 2010, the official exchange rate has remained steady over the last few years despite significant inflation. The exemptions provided by Venezuela’s Criminal Exchange Law for transactions in certain securities has resulted in the establishment of a legal indirect “parallel” market of foreign currency exchange, through which companies may obtain foreign currency without requesting it from the government. The exchange rate in the parallel market (parallel rate) is variable and was about 65 percent less favorable in 2009 when compared with the official rate. The acquisition of foreign currency by Venezuelan companies to honor foreign debt, pay dividends or otherwise expatriate capital is subject to registration and subject to a process of application and approval by the CADIVI and to the availability of foreign currency within the guidelines set forth by the National Executive Power for the allocation of foreign currency. Such approvals have become less forthcoming over time, resulting in a significant increase in our exchange rate and exchange control risks. We cannot predict if and when we will obtain CADIVI approval to honor foreign debt, distribute dividends or otherwise expatriate capital using the official Venezuelan exchange rate or the timing of receipt of such approval. For the year ended December 31, 2009, we submitted approximately $27 million for CADIVI approval, of which approximately $21 million had been approved and released to us as of December 31, 2009. An additional $2 million was approved and released subsequent to December 31, 2009. In light of the ongoing currency exchange control limitations in Venezuela and the increasing cash balance in the Company’s Venezuelan subsidiary, starting in January 2009 the Company began to settle certain of its U.S. Dollar-denominated liabilities with dollars obtained through the parallel market at an exchange rate less favorable than the official rate. In 2009, the Company recorded a $1.9 million net pretax loss on foreign currency to convert Venezuelan Bolivar Fuertes generated by its business to U.S. Dollars at this parallel rate.

Historically, we have utilized the official rate for the remeasurement of our Venezuelan subsidiary from the Bolivar Fuerte to the U.S. Dollar. As of December 31, 2009, we changed the rate we used to remeasure and translate our Venezuelan subsidiary’s transactions and balances from the official exchange rate to the parallel exchange rate, which approximated 5.97 Venezuelan Bolivar Fuertes to the U.S. Dollar on December 31, 2009. The resulting foreign currency exchange loss of approximately $4.4 million was recorded in our consolidated statement of operations as of December 31, 2009. Our considerations for changing the rate included indications that the Venezuelan government is not likely to continue to provide substantial currency exchange at the official rate for companies importing nonessential products, difficulties in obtaining approval for the conversion of local currency to U.S. Dollars at the official exchange rate (for imported products, royalties and distributions), and delays in obtaining payment approvals.

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

As a result of the enactment of the reforms to the exchange control regulations, we changed the rate we use to remeasure Venezuelan Bolivar Fuerte-denominated transactions from the parallel exchange rate to the SITME rate specified by the BCV, which was quoted at 5.3 Venezuelan Bolivar Fuertes per U.S. Dollar on December 31, 2010. Since this new translation rate was more favorable than the parallel rate, we recorded a gain of $2.6 million for the nine months ended December 31, 2010. This gain offset the $2.2 million loss recorded during the three months ended March 31, 2010 resulting from the less favorable parallel rate as of March 31, 2010 compared to December 31, 2009.

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

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

On March 31, 2009, Kelton and Datec filed a Statement of Claim in the Fiji Action. In essence, the Statement of Claim alleged that the Amended and Restated Arrangement Agreement dated August 8, 2005 (“Arrangement Agreement”) pursuant to which eLandia acquired the subsidiaries of Datec was induced by untrue representations related to the capital to be devoted to those subsidiaries and alleged investigations of Stanford. It asserted claims for fraudulent misrepresentation, proper construction and enforceability of certain Stock Purchase Agreements in which claims against eLandia were released, breach of Stock Purchase Agreements, breach of the Arrangement Agreement, and equitable estoppel. As relief, it sought, among other things, rescission of the Arrangement Agreement and Stock Purchase Agreements, a declaration as to the scope of the Stock Purchase Agreements, injunctive relief, and damages. On June 24, 2010, we entered into a settlement agreement with the plaintiffs in this case, among others, pursuant to which: (i) 150,000 shares of our common stock were transferred to us in exchange for our interests in Datec Fiji and Datec Australia, (ii) the parties agreed to dismiss all pending legal proceedings between them, (iii) the parties exchanged mutual general releases, and (iv) the parties agreed to be subject to certain non-interference, and non-disparagement covenants. This action was dismissed on August 12, 2010.

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

On June 24, 2010, we entered into the settlement agreement described above and this action was dismissed on June 25, 2010.

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

The internal investigation preliminarily revealed that certain payments from Latin Node prior to our acquisition of Latin Node may have been made in violation of the FCPA. We voluntarily and proactively reported these potential violations to the SEC, the United States Department of Justice, and the Federal Bureau of Investigation and cooperated fully with these agencies regarding this matter. Following settlement discussions with the Department of Justice, Latin Node agreed to enter into a plea agreement to resolve the matter by the payment of a monetary penalty of $2 million for the actions that occurred prior to Latin Node’s acquisition by us. On March 23, 2009, the Department of Justice filed charges in the United States District Court for the Southern District of Florida against Latin Node for actions taken by Latin Node prior to the time that we made our investment in Latin Node. On April 3, 2009, the matter was resolved and the court approved the plea agreement reached with the Department of Justice. In accordance with the terms of the settlement agreement, we paid $500,000 promptly following the settlement date, and the remaining $1,500,000 will be paid in three equal installments of $500,000 each by January 31, 2010, January 31, 2011 and January 31, 2012, respectively. On March 22, 2010, the court approved a modified payment schedule such that the $500,000 payment originally due on January 31, 2010 will now be paid in the following manner: $50,000 on March 31, 2010, $125,000 on May 15, 2010, $125,000 on July 15, 2010, $125,000 on October 15, 2010 and $75,000 on December 15, 2010. On March 17, 2011, the court approved a modified payment schedule such that the January 31, 2011 payment of $500,000 will now be paid by making payments of $50,000 on the fifteenth of every month until December 15, 2011, when we will pay the balance on any arrears. The remaining January 31, 2012 payment remains unchanged but may be accelerated upon completion of a number of conditions agreed upon by the Department of Justice and eLandia.

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

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

On February 12, 2009, we entered into a Settlement Agreement with Jorge Granados and RAV pursuant to which (i) the 375,000 shares of our common stock issued to RAV in connection with the transaction were returned to us by the escrow agent (see Note 19), (ii) we exchanged mutual general releases with Jorge Granados and RAV, (iii) Jorge Granados resigned as a director of Latin Node and a manager of RAV, and (iv) Jorge Granados agreed to be subject to certain non-competition, non-solicitation and non-disclosure covenants. The action was dismissed on March 13, 2009.

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

Customer and Vendor Concentrations

At December 31, 2010, we had one customer in our Latin American segment that represented approximately 17% of our gross accounts receivable.

For the year ended December 31, 2010, one vendor in our Latin American segment represented approximately 58% of our consolidated cost of products sales and services. At December 31, 2010, the amount due to this vendor was approximately 25% of our total accounts payable.

NOTE 18 – Common Stock, Subject to Potential Redemption

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

On July 1, 2009, the Sellers delivered notice to us of their intention to exercise the Put. Due to effects on our operations of the current worldwide economic crisis, we determined that it would not be in our best interests to comply with the terms and conditions of the Put/Call Agreement and, therefore, the Sellers claimed that we had breached our obligations under the Put/Call Agreement to purchase the Put shares and, as a result, we owed the Sellers $2.6 million.

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

In addition, as an inducement to settle the Put obligation and execute the promissory note, we agreed to issue to the Sellers 433,333 shares of our common stock (see Note 19).

NOTE 19 – Stockholders’ Equity

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

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

On February 16, 2009, the United States District Court issued a temporary restraining order on behalf of the SEC against R. Allen Stanford, three Stanford companies, including SIBL, and two company executives freezing all corporate and personal assets of the companies and the three executives. Subsequent to the issuance of the court order, and in accordance with such order, we have not canceled any shares of our common stock, nor have we issued any shares of our Series B Preferred Stock or converted any shares of our Series B Preferred Stock into common stock pursuant to the terms of the Modification Agreement (see Note 24).

Voting Trust Agreement

In connection with the termination of the Bridge Loan Agreement, SIBL agreed to place 12,364,377 shares of our common stock and 4,118,263 shares of Series B Preferred Stock, representing all shares of our capital stock then owned by SIBL, into a voting trust. Pursuant to a Voting Trust Agreement, SIBL appointed Mr. Pizarro to act as the trustee. With certain limited exceptions, Mr. Pizarro was granted discretionary voting power with respect to all shares of stock placed in the voting trust by SIBL. However, Mr. Pizarro was required to vote the shares in accordance with and in the same proportion as the holders of the remaining outstanding shares of our common stock voting on any of the following matters (which will be determined by a vote of the shares other than those represented by the voting trust certificates): (i) the sale of the Company whether by merger, consolidation, sale of all or substantially all the assets or other similar transaction; and (ii) if the Company desires to increase the amount of shares of our common stock issuable pursuant to any stock option or other equity plan in an amount exceeding the greater of 9,500,000 shares of our common stock or 15% of the total amount of outstanding common stock. Additionally, SIBL retained its right to vote with respect to certain issues pertaining to the Series B Preferred Stock including any change to the rights, preferences or privileges of the Series B Preferred Stock or the creation of a new class or series of stock superior to the Series B Preferred Stock.

Under the Voting Trust Agreement, SIBL agreed that the shares in the voting trust could not be transferred during the term of the voting trust. Notwithstanding these lock up provisions, SIBL could instruct the trustee to transfer, during any three month period, an amount of shares of our common stock equivalent to 1% of the then total outstanding shares of common stock. Any such transfers were to be made in compliance with the limitations of Rule 144 under the Securities Act of 1933. The Voting Trust Agreement was to terminate on the earlier of (a) five years from the date of the agreement, (b) the consummation of a change in control transaction, or (c) the date upon which SIBL owns less than 25% of our common stock.

As more fully described in Note 24, on March 24, 2011, the United States District Court approved our motion to terminate the Voting Trust Agreement. Accordingly, in connection with the closing of the transactions contemplated by the Contribution Agreement, we terminated the Voting Trust Agreement on March 30, 2011.

Series B Convertible Preferred Stock

On February 6, 2009, in connection with the Modification Agreement with SIBL (see Note 14), we issued 1,777,778 shares of our Series B Preferred Stock. In addition, we granted SIBL the Option, exercisable through March 31, 2009, to purchase an additional 592,593 shares of our Series B Preferred Stock for an aggregate purchase price of $4 million. The Option expired unexercised.

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Common Stock Issuances

On February 6, 2009, in connection with the Modification Agreement with SIBL, we cancelled 16,148,612 shares of our common stock (see Note 14).

On February 6, 2009, in connection with Mr. Pizarro’s Amendment relating to the 750,000 restricted common shares granted to Mr. Pizarro under his Executive Employment Agreement, 562,500 shares of the restricted common stock were vested and issued to him (see Note 22).

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

On August 27, 2009, pursuant to the terms of the Settlement Agreement, we issued to the former owners of Transistemas 433,333 shares of our common stock valued of $156,000 based on a closing stock price of $0.36 on August 27, 2009 (see Note 18).

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

On October 5, 2010, in connection with his Separation Agreement, Alvarado returned to us and we cancelled 2,500,000 shares of our common stock. The value of the shares, amounting to $450,000, was recorded to additional paid in capital.

Common Stock Purchase Warrants

A summary of warrant activity for the years ended December 31, 2010 and 2009 is as follows:

	2010		2009
	Number of	Weighted Average Exercise	Number of	Weighted Average Exercise
	Warrants	Price	Warrants	Price
Outstanding at January 1	1,437,384	$3.682	1,437,384	$3.682
Issued	—	—	—	—
Exercised	—	—	—	—
Cancelled	(1,150,000)	3.080	—	—
Outstanding at December 31	287,384	$6.090	1,437,384	$3.682

Weighted Average Fair Value Issued During the Year		$—		$—

NOTE 20 – Income Taxes

The domestic and foreign components of loss before income taxes from continuing operations are as follows:

	Year ended December 31,
	2010	2009
United States	$(22,195,309)	$(35,173,777)
Foreign	1,941,795	(21,828,076)
Loss from continuing operations before provision for income taxes	$(20,253,514)	$(57,001,853)

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The provision for income taxes from continuing operations is as follows:

	Year ended December 31,
	2010	2009
Current tax provision:
United States	$—	$—
Foreign	1,896,181	95,367
Total current	1,896,181	95,367

Deferred tax benefit:
United States	(205,205)	323,145
Foreign	(157,286)	(666,929)
Total deferred	(362,491)	(343,784)

Total Provision (Benefit)	$1,533,690	$(248,417)

Deferred income taxes are provided for the tax effects of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. Significant temporary differences at December 31, 2010 and 2009:

	December 31,
	2010	2009
Current deferred tax assets (liabilities):
Allowance for doubtful accounts	$642,828	$266,852
Inventory	547,392	142,023
Unbilled revenue	390,469	—
Other	—	(675,849)
Venezuela reserve	833,914	513,948
Valuation allowance	(1,947,568)	(922,823)
Total current deferred tax asset (liability)	467,035	(675,849)

Non-current deferred tax assets (liabilities):
Depreciation	(191,231)	(36,409)
Argentina reserve	59,950	—
Stock compensation	1,666,871	1,228,624
Difference in amortizable intangibles	254,249	(482,336)
Difference in intangibles with indefinite lives	(323,145)	(323,145)
Tax loss carryover	32,499,744	36,533,403
Charitable contribution carryforward	1,142	—
Valuation allowance	(34,229,228)	(36,401,392)
Total non-current deferred tax asset	(261,648)	518,745

Net deferred tax assets (liabilities)	$205,387	$(157,104)

Desca entities operate in different countries and are subject to taxation in separate jurisdictions. Therefore, we are required to calculate and provide for income taxes in each of the separate jurisdictions on a global basis and the net operating losses of unprofitable entities cannot be used to offset the income of more profitable entities. This involves making judgments regarding the recoverability of deferred tax assets which can affect the overall effective tax rate. In addition, changes in the geographic mix or estimated level of pre-tax income can affect the overall effective tax rate. The impact on income taxes from the operations of Fiji and Datec PNG have been excluded (see Note 6).

At December 31, 2010, we had federal and Florida net operating loss (NOL) carryovers of $67,345,000 and $62,460,000 respectively, which expire through 2030. We also had a capital loss in 2008 totaling $33,153,000 which expires December 31, 2013. In addition, at December 31, 2010, we had foreign net operating loss carryovers of approximately $20,219,000 which will expire through 2017.

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

We have $5,606,000 of NOL’s that are subject to limitations under Internal Revenue Code Section 382. This amount is expected to increase upon the closing of the transaction with Amper (see Note 24).

As of December 31, 2010, our NOL and capital loss carryovers were completely offset by valuation allowances.

Tax years in which net operating loss carryovers were created remain open for examination until the related carryovers are either utilized in future periods or expire. Open tax years for U.S. federal, state and local jurisdictions include the tax periods ended December 31, 2007, through December 31, 2010. Open tax years for certain Latin American jurisdictions include the tax periods ended December 31, 2003 through December 31, 2010. The Company is not currently under examination in any jurisdiction.

A valuation allowance is required to be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In making this assessment, management considers the level of historical taxable income, scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income. The valuation allowance of $36,177,000 is comprised of $32,500,000 that relates to the deferred tax asset for net operating losses ($25,342,000 of which is U.S. Federal and $7,158,000 of which is foreign) that management has determined will more likely than not expire prior to realization and $3,677,000 which relates to other temporary differences that management estimates will not be realized due to our tax losses.

We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in our consolidated statement of operations. Our policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

There have not been any material changes in our liability for unrecognized tax benefits, including interest and penalties, during the years ended December 31, 2010 and 2009. We do not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The following is a reconciliation of the U.S. statutory income tax rate to the effective tax rate from continuing operations:

	As of December 31
	2009	2008
U.S. statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	4.6	3.2
Difference between federal and foreign rates	(1.1)	(0.4)
Goodwill impairment	—	(4.9)
Other net	(0.3)	0.7
	37.2	32.6
Valuation allowance	(44.8)	(32.6)
Effective tax rate	(7.6)	0.0%

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

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

NOTE 21 – Related Party Transactions

Latin America

Our Latin American subsidiaries utilized the services of a professional consulting firm, in which we hold a 20% ownership. During 2010 and 2009, we paid approximately $0.1 million and $0.5 million, respectively, to such consulting firm to assist with the completion of certain projects. This amount was included in general and administrative expenses on our consolidated statement of operations.

South Pacific

On February 14, 2003, we entered into a management agreement with Level Best, Inc. (“LBI”). Under the terms of the agreement, LBI was to provide day to day management services to one of our South Pacific subsidiaries for a period of three years. Effective January 31, 2006, we amended and restated our management agreement with LBI. Under the terms of the new agreement, LBI supplied us with our South Pacific subsidiary Chief Operating Officer through January 31, 2007 and to supply us with our Chief Technology Officer through January 31, 2009. For the years ended December 31, 2010 and 2009, management fees charged under this agreement amounted to $0 and $33,700, respectively.

For the years ended December 31, 2010 and 2009, we paid $15,000 and $117,700, respectively, for lease payments, management fees and legal fees to related parties.

NOTE 22 – Share Based Payments

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

Stock Options

Options granted under the 2008 Plan and the 2007 SOIP generally vest over periods of four years with 25% vesting on the 12 month anniversary of the date the options were granted and monthly vesting thereafter of 1/48th of the original grant. The options expire no later than ten years from the date of grant. Compensation cost arising from share-based awards is recognized as expense using the straight-line method over the vesting period and is included in selling, general and administrative expense in our consolidated statements of operations.

During the year ended December 31, 2009, we granted options to purchase 2,252,500 shares of our common stock at a weighted average exercise price of $0.75 per share to certain employees and Directors. The weighted average fair value of the underlying common stock was $0.32 per share based upon the closing trading price on the dates of grant. The options have a ten year contractual term and vest over a period of four years. Weighted-average assumptions relating to the estimated fair value of these stock options on their date of grant, which we estimated using the Black-Scholes option pricing model are as follows: risk-free interest rate of 3.7%; expected dividend yield of zero percent; expected option life of six years; and volatility of 77%. The aggregate grant date fair value of the awards amounted to $415,775. We recorded share-based compensation expense during the years ended December 31, 2010 and 2009 of $111,965 and $88,859, respectively, related to these awards.

On June 4, 2009, we approved a modification to the exercise price of all options outstanding under the 2008 Plan and 2007 SOIP, whereby the exercise price of all such options was decreased to $0.45 per share, representing the average of the high and the low trading price on that date. All other terms of the outstanding options remained the same. The fair market value of our common stock on the date of modification was $0.30 per share. The weighted-average grant date fair value of the modified options utilizing the original exercise prices was $0.05 per share. The weighted-average grant date fair value of the modified options utilizing the modified exercise price was $0.16 per share. Weighted-average assumptions relating to the estimated fair value of these stock options on the date of modification, which we estimated using the Black-Scholes option pricing model are as follows: risk-free interest rate of 2.56%; expected dividend yield of zero percent; expected option life of 4.9 years; and volatility of 77%. The modification resulted in an incremental fair value of $638,025, of which $152,268 and $247,540 was recorded as compensation expense during the years ended December 31, 2010 and 2009, respectively. Unrecognized compensation cost of $174,575 will be amortized over the remaining expected option life of 2 years.

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

During the year ended December 31, 2010, we granted options to purchase 1,745,000 shares of our common stock at a weighted average exercise price of $0.45 per share to certain employees and Directors. The weighted average fair value of the underlying common stock was $0.19 per share based upon the closing trading price on the dates of grant. The options have a ten year contractual term and vest over a period of four years. Weighted-average assumptions relating to the estimated fair value of these stock options on their date of grant, which we estimated using the Black-Scholes option pricing model are as follows: risk-free interest rate of 2.33%; expected dividend yield of zero percent; expected option life of six years; and volatility of 188.95%. The aggregate grant date fair value of the awards amounted to $229,950. We recorded share-based compensation expense during the years ended December 31, 2010 of $26,348 related to these awards.

Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeiture rates were evaluated separately for officer and key employee grants and all other grants. A substantial majority of the stock options still subject to vesting as of December 31, 2010 have been granted to certain officers and key employees that are expected to fully vest. The remaining stock options granted to employees are expected to have a forfeiture rate of approximately 10%.

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

A summary of stock option activity for the year ended December 31, 2010 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2010	7,622,875	$0.45
Granted	1,745,000	0.45
Canceled	(1,418,458)	0.45
Balance at December 31, 2010	7,949,417	$0.45	7.9	$—
Exercisable at December 31, 2010	4,202,054	$0.45	7.7	$—

The weighted-average grant date fair value of options granted during the years ended December 31, 2010 and 2009 was $0.13 and $0.18, respectively. Total compensation cost recognized for the years ended December 31, 2010 and 2009 for stock options granted to employees amounted to $1.2 million and $1.3 million, respectively. Total unamortized compensation expense related to unvested stock options at December 31, 2010 amounted to $1.3 million and is expected to be recognized over a weighted average period of 2.2 years.

At December 31, 2010, there were 4,157,283 shares available under the combined plans to be granted at future dates.

Restricted Stock Awards

On March 10, 2008, we granted 750,000 restricted common shares to Mr. Pizarro, who was then serving as our President, prior to his appointment as Chief Executive Officer. The restricted shares vested monthly over a three-year period. The fair value of the common stock at the date of grant was $0.75 per share based upon our closing market price on the date of grant. The aggregate grant date fair value of the award amounted to $562,500, which was to be recognized ratably as compensation expense over the vesting period. In connection with Mr. Pizarro’s Amendment, 562,500 unvested shares of our common stock granted to Mr. Pizarro immediately vested, and all contractual restrictions with respect to such shares were terminated. We recorded $411,458 of compensation expense during the year ended December 31, 2009 with respect to this award.

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

NOTE 23 – Segment Information

Our discontinued operations are comprised of (i) our 50% interest in Datec PNG; (ii) our operations in Fiji; and (iii) certain eLandia predecessor companies that no longer conduct any operations.

Below is a summary of the results by segment for the year ended December 31, 2010:

	For the Year Ended December 31, 2010
	Latin America	South Pacific	Corporate and Discontinued Operations	Consolidated
Revenue
Product Sales	$81,826,832	$544,696	$—	$82,371,528
Services	54,054,720	14,495,468	—	68,550,188
Total Revenue	135,881,552	15,040,164	—	150,921,716
Cost of Revenue
Product Sales	65,711,617	553,692	—	66,265,309
Services	34,515,772	4,701,213	—	39,216,985
Total Cost of Revenue	100,227,389	5,254,905	—	105,482,294
Gross Profit	35,654,163	9,785,259	—	45,439,422
	26.2%	65.1%	0.0%	30.1%
Expenses
Sales, Marketing and Customer Support	19,675,287	884,717	—	20,560,004
General and Administrative	18,234,543	3,187,501	7,416,278	28,838,322
Trasnaction Related Expenses	—	—	1,033,621	1,033,621
Depreciation and Amortization	2,525,914	3,740,021	136,373	6,402,308
Amortization – Intangible Assets	—	335,820	—	335,820
Total Expenses	40,435,744	8,148,059	8,586,272	57,170,075
Operating Income (Loss)	(4,781,581)	1,637,200	(8,586,272)	(11,730,653)
Interest Expense, Net	(5,680,683)	(1,374,439)	(451,697)	(7,506,819)
Gain on Extinguishment of Debt	2,037,500	—	—	2,037,500
Other Income (Expense)	(2,939,040)	(242,949)	128,447	(3,053,542)
Income Tax (Expense) Benefit	(1,048,087)	(485,603)	—	(1,533,690)
Income (Loss) from Discontinued Operations	—	—	2,414,819	2,414,819
Net Income (Loss) Attributable to eLandia	$(12,411,891)	$(465,791)	$(6,494,703)	$(19,372,385)

Total Assets	$116,962,373	$35,671,603	$495,374	$153,129,349

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Below is a summary of the results by segment for the year ended December 31, 2009:

	For the Year Ended December 31, 2009
	Latin America	South Pacific	Corporate and Discontinued Operations	Consolidated
Revenue
Product Sales	$110,639,219	$533,252	$—	$111,172,471
Services	50,081,648	12,307,183	—	62,388,831
Total Revenue	160,720,867	12,840,435	—	173,561,302
Cost of Revenue
Product Sales	88,051,132	587,465	—	88,638,597
Services	32,457,159	4,339,352	—	36,796,511
Total Cost of Revenue	120,508,291	4,926,817	—	125,435,108
Gross Profit	40,212,576	7,913,618	—	48,126,194
	25.0%	61.6%	0.0%	27.7%
Expenses
Sales, Marketing and Customer Support	26,305,265	1,372,425	—	27,677,690
General and Administrative	25,800,356	2,983,879	11,452,837	40,237,072
Impairment of Intangible Assets and Goodwill	15,000,000	—	—	15,000,000
Depreciation and Amortization	2,662,635	2,840,377	80,353	5,583,365
Amortization – Intangible Assets	3,481,546	952,921	—	4,434,467
Total Expenses	73,249,802	8,149,602	11,533,190	92,932,594
Operating Income (Loss)	(33,037,226)	(235,984)	(11,533,190)	(44,806,400)
Interest Expense, Net	(4,384,401)	(979,668)	5,511	(5,358,558)
Change in Value of Noncontrolling Interest Purchase Obligation	814,127	—	—	814,127
Other Income (Expense)	(7,755,658)	426,493	(321,857)	(7,651,022)
Income Tax (Expense) Benefit	66,387	182,030	—	248,417
Income (Loss) from Discontinued Operations	—	—	(12,005,469)	(12,005,469)
Net Income (Loss) Attributable to eLandia	$(44,296,771)	$(607,129)	$(23,855,005)	$(68,758,905)

Total Assets	$117,355,321	$41,690,055	$652,117	$159,697,493

NOTE 24 – Subsequent Events

United States District Court Order

On March 24, 2011, the United States District Court issued a court order approving our motion to:

(1)	authorize SIBL’s receiver to act on SIBL’s behalf in connection with the matters addressed in the court order or related Modification Agreement between SIBL and eLandia;

(2)	direct SIBL’s receiver to agree to the termination of the Voting Trust Agreement;

(3)	convert the 4,118,263 shares of Series B Preferred Stock held by SIBL into 1,801,740 shares of our common stock;

(4)	cancel the above 1,801,740 shares of our common stock owned by SIBL;

(5)	direct SIBL’s receiver to release eLandia from any claims that SIBL’s receiver or the Receivership Estate may have with respect to eLandia; and

(6)	direct SIBL’s receiver to refrain from taking any action in contravention to the Amper Transaction.

Termination of Voting Trust Agreement

In connection with the provisional closing of the transactions contemplated in the Contribution Agreement described below, on March 30, 2011, we terminated the Voting Trust Agreement. Under the Voting Trust Agreement, SIBL had placed 12,364,377 shares of our common stock and 4,118,263 shares of our Series B Preferred Stock, representing all shares of our capital stock owned by SIBL, into a voting trust.

Upon the termination of the Voting Trust Agreement, the 12,364,377 shares of our common stock were reissued in the name of SIBL. In addition, the 4,118,263 shares of our Series B Preferred Stock were automatically converted into 1,801,740 shares of our common stock in accordance with the current conversion ratio as set forth in the Certificate of Designations, Rights and Preferences of the Series B Preferred Stock. Such 1,801,740 shares of our common stock were immediately cancelled as required by the terms of that certain Additional Modification Agreement, dated February 9, 2009, between SIBL and the Company. We obtained the consent and acknowledgment of the receiver for SIBL for the issuances and cancellation of shares described above.

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Amper Transaction

On March 31, 2011, we executed and delivered certain closing documents under the Contribution Agreement subject to the closing documents being held in escrow pending the receipt from our transfer agent a stock certificate representing 150,745,913 shares of our common stock issued in the name of Amper and stock certificates representing the 5,223,517 capital shares of Hemisferio transferred to the name of the Company which transfer requires registration with certain Spanish and Brazilian authorities, and certain other related legal opinions. The closing of the transactions contemplated by the Contribution Agreement was subject to various conditions, all of which were satisfied, waived or deferred pursuant to the escrow arrangement prior to the closing, including: (i) obtaining the consent of the FCC, (ii) receipt of a fairness opinion from our investment bank, (iii) receipt of waivers executed by our chief executive officer and chief financial officer with respect to any severance obligations of the Company which may be triggered by the closing of the Contribution Agreement transactions, and (iv) receipt of a consent of the receiver for SIBL to the transactions contemplated by the Contribution Agreement. We expect that the requirements with respect to the recordation of the ownership of the Brazilian subsidiaries of Hemisferio will occur prior to the end of May 2011. Upon receipt of these pending items by the escrow agent, the escrowed materials will be released, the closing will be consummated and control will be transferred to the respective parties.

In connection with the closing of the Contribution Agreement transaction, on March 31, 2011 we entered into an Amended and Restated Executive Employment Agreement with Mr. Pizarro (the “Pizarro Employment Agreement”) which superseded and replaced Mr. Pizarro’s prior employment agreement. The Pizarro Employment Agreement has an initial term of four years. As in his previous employment agreement, Mr. Pizarro will receive a base salary of $375,000 and may also receive an annual performance bonus of up to 100% of his base salary in accordance with criteria to be set by our Board of Directors in a written plan. As further inducement for Amper to enter into the Contribution Agreement, Mr. Pizarro agreed to waive certain rights including the vesting of 4,200,000 previously issued and partially vested stock options, and agreed to the cancellation thereof, as well as his right to terminate his prior employment agreement for “Good Reason” as a result of a change of control triggered by the Amper transaction and the severance payments to which Mr. Pizarro would be entitled to as a result thereof. Mr. Pizarro was reissued options to purchase up to 4,200,000 shares of our common stock (the same amount as was cancelled by the Company), at an exercise price of $0.45 per share and subject to a new vesting schedule. The options will vest as follows (i) 25% of the options will vest on the three year anniversary of the grant date, and (ii) 75% will vest equally, on a quarterly basis, over a 12-month period commencing on the three year anniversary of the grant date, if and only if Mr. Pizarro remains continuously employed by the Company from the date of the Pizarro Employment Agreement until each respective vesting date.

In exchange for and as consideration for the waiver of certain rights described above, Mr. Pizarro received the following: (a) 1,120,000 shares of Company common stock; and (b) $240,000 in cash which amount will be used in part to satisfy the income tax obligations related to such consideration.

In connection with the closing of the Contribution Agreement transaction, on March 31, 2011 we entered into an Amendment of Executive Employment Agreement with Harley L. Rollins, our chief financial officer (the “Rollins Employment Agreement”). Pursuant to such amendment, the term of the Rollins Employment Agreement has been extended for a three-year term. Under the terms of the Rollins Employment Agreement, as amended, Mr. Rollins will receive an annual base salary of $250,000 and he may also receive an annual performance bonus of up to 50% of his base salary, based upon a written bonus plan to be approved by our Board of Directors. As further inducement for Amper to enter into the Contribution Agreement, Mr. Rollins agreed to waive certain rights including the vesting of 1,000,000 previously issued and partially vested stock options, and agreed to the cancellation thereof, as well as his right to terminate the Rollins Employment Agreement for “Good Reason” as a result of a change of control triggered by the Amper transaction and the severance payments to which Mr. Rollins would be entitled to as a result thereof. Mr. Rollins was reissued options to purchase up to 1,000,000 shares of our common stock (the same amount as was cancelled by the Company), at an exercise price of $0.45 per share and subject to a new vesting schedule. The options will vest as follows: (i) 25% of the options will vest on the three year anniversary of the grant date, and (ii) 75% will vest equally, on a quarterly basis, over a twelve-month period commencing on the three year anniversary of the grant date, if and only if Mr. Rollins remains continuously employed by the Company from the date of the amendment until each respective vesting date.

In exchange for and as consideration for the waiver of certain rights described above, Mr. Rollins received the following: (a) 392,000 shares of Company common stock; and (b) 84,000 in cash which amount will be used in part to satisfy the income tax obligations related to such consideration.

Unaudited consolidated pro forma information giving effect to the acquisition of Medidata as if the transaction had occurred on January 1, 2010 is not presented due to the impracticability of obtaining this information as the transaction has not effectively closed and control has not been transferred to the respective parties. Approximate total tangible assets of Medidata as of December 31, 2010 amounted to $91.2 million. Revenues and earnings before taxes for the year 2010 were approximately $101.2 million and $2.9 million, respectively.

eLandia International Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

SamoaTel Acquisition

On March 31, 2011, our wholly-owned subsidiary, AST Telecom, LLC (“AST”), consummated the closing under a Share Sale and Purchase Agreement with The Government of the Independent State of Samoa (“Samoa”) pursuant to which, among other things, Bluesky SamoaTel Investments Limited (“BSI”), a subsidiary of AST, acquired 75% of the issued and outstanding capital shares of SamoaTel Limited (“SamoaTel”) in exchange for $11 million. We own approximately 78% of BSI and the remaining 22% is owned by other investors. SamoaTel is a provider of telecommunications products and services in Samoa and offers a full range of services including fixed line, mobile, data and calling card services for homes and businesses in Samoa.

In connection with the closing of the SamoaTel Share Sale and Purchase Agreement, AST entered into a loan agreement (the “Loan Agreement”) with ANZ, pursuant to which ANZ committed to provide financing of up to $5,500,000 in the form of a five year term loan described below (the “Loan”). In addition, ANZ committed to provide up to $3,500,000 in a two year letter of credit facility which AST may use to issue letters of credit to various vendors (the “Facility”). AST is the borrower under the Loan Agreement and the Facility. The Loan and the Facility are principally secured by substantially all of the assets and operations of AST. The Loan bears interest at the rate of 2.5% above the prime rate. AST paid ANZ a fee of $82,500 at closing. At closing, AST borrowed the full amount available under the Loan and used the proceeds for the purchase of SamoaTel. In connection with the Loan Agreement and the Facility, we increased our existing guaranty and security agreements in favor of ANZ (respectively, the “Guaranty”) to include the amounts borrowed under the Loan Agreement and the Facility. Pursuant to the Guaranty, we have unconditionally guaranteed the repayment and other obligations of AST under the Loan Agreement and the Facility. In connection with the Loan Agreement and the Facility, AST executed a stock pledge agreement of all of its interest in the issued and outstanding shares of capital stock of BSI.

The violation of the interest coverage ratio on AST’s term loan, as discussed in Note 13, may also trigger certain cross-default provisions contained in this Loan Agreement. As such, AST could also be considered to be in default under this Loan Agreement. As noted in Note 13, we are currently in discussions with ANZ Finance to obtain a waiver for the interest coverage covenant violation which occurred as a result of the USF retroactive reduction obligation.

The acquisition of SamoaTel will be accounted for under the purchase method of accounting. Accordingly, the acquired assets and assumed liabilities will be recorded at their estimated fair values, and operating results for SamoaTel will be included in the consolidated financial statements from the effective date of acquisition. The purchase price will allocated on a preliminary basis using information currently available. The allocation of the purchase price to the assets and liabilities acquired is expected to be finalized during the third quarter of 2011, as more information is obtained regarding asset valuations, liabilities assumed and revisions of preliminary estimates of fair values made at the date of purchase. Approximate total tangible assets of SamoaTel as of December 31, 2010 amounted to $22.9 million.

Credit Agreement – Medidata

In April 2011, we entered into a Credit Agreement with Medidata, pursuant to which Medidata advanced to us $6.0 million. The advance is due to be repaid on December 31, 2011 and bears interest at LIBOR plus 3%.

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

Disclosure controls include components of internal control over financial reporting, which consists of control processes designated to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements in accordance with United States generally accepted accounting principles (“U.S. GAAP”). Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), as of December 31, 2010.

Based on their evaluation of our disclosure controls and procedures, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2010, the end of the period covered by this report because of the material weakness in internal controls over financial reporting described below.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the criteria set forth by the Committee of Sponsor Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. Management identified the following control deficiencies which represent material weaknesses in our internal control over financial reporting as of December 31, 2010:

•	We did not maintain a sufficient depth of personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of GAAP commensurate with financial reporting requirements in certain of our Latin American subsidiaries. This control deficiency could result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

•	We did not maintain effective control over certain spreadsheets utilized in the period-end financial reporting process. Specifically, we did not have complete compliance with company prescribed spreadsheet control policies. This control deficiency did not result in audit adjustments to the 2010 interim or annual consolidated financial statements. However, this control deficiency could result in a material misstatement of the aforementioned accounts or disclosures that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

•	We did not have effective entity level controls as defined in the COSO framework. These weaknesses included:

•	Lack of sufficient formalized and consistent finance and accounting policies and procedures;

•	Lack of controls to provide reasonable assurance that accounts were complete and accurate and agreed to detailed support and that reconciliations of accounts were properly performed, reviewed and approved;

•	Lack of adequate communication of the delegation of authority guidelines and employees’ duties and control responsibilities.

•	Lack of a fraud risk assessment and anti-fraud program

These control deficiencies did not result in audit adjustments to the 2010 interim or annual consolidated financial statements. These control deficiencies could result in a material misstatement of the aforementioned accounts or disclosures that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute a material weakness.

Because of these material weaknesses, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2010, based on the criteria in Internal Control-Integrated Framework issued by COSO.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to final rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

It is important to note that though no significant changes were made to internal controls in the fourth quarter of 2010, we are implementing enhancements and changes to internal control over financial reporting in 2011 to provide reasonable assurance that errors and control deficiencies will not recur. These remediation efforts began in 2008 and represent our plan to remediate the material weaknesses identified above, with some of the remediation plans impacting only one material weakness, and other remediation plans, after their complete implementation, remediating several of the material weaknesses.

We recognize the importance of the control environment as it sets the overall tone for the organization and is the foundation for all other components of internal control. Consequently, remediation programs have begun to eliminate material weaknesses related to our control environment. The remediation programs that we have initiated are as follows:

•	We recognize the importance of having staff with competencies required for the accurate interpretation of GAAP. Consequently, to eliminate material weaknesses identified with respect to staffing and training, management has continued efforts to increase the depth and upgrade the skill sets of our accounting group through continuing education and ongoing training in the selection and application of GAAP while maintaining staffing with appropriate skills and experience in the application of GAAP commensurate with our financial reporting requirements. Chief among these efforts is the development of Controllership Guide and coordinated on-line education program;

•	Because of our reliance on spreadsheets to facilitate the reporting process, we recognize the importance of having effective spreadsheet controls. We are enforcing spreadsheet control policies, especially those affecting spreadsheets that are critical to the preparation of financial statements and related disclosures in accordance with GAAP and SEC regulations;

•	We recognize the need for good entity level controls that among other things, establish a positive “tone at the top”. To this end we are performing the following:

•	Continue to mandate and monitor 100% compliance with our on-line Code of Business Conduct and FCPA training and certifications;
•	Development, circulation and training of accounting and finance policies;

•	Development and compliance of an account reconciliation policy;
•	Establishment of a whistle blower mechanism; and
•	Communicate and train employees on the delegation authority document that augments all defined organizational responsibilities.

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

(b) The following table sets forth information with respect to equity compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of December 31, 2010:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	7,949,417	$0.45	4,157,283
Equity compensation plans not approved by security holders	—	$—	—

Total	7,949,417	$0.45	4,157,283

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

PART IV

ITEM  15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits.

Exhibit No.	Description of Document	Method of Filing

2.1	Order Confirming Joint Plan of Reorganization and Granting Debtors’ Motion to Substantively Consolidate Bankruptcy Cases, In the United States Bankruptcy Court for the Western District of Arkansas Fayetteville Division, dated as of September 14, 2004.	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

2.2	Amended and Restated Agreement and Plan of Merger among eLandia Solutions, Inc., eLandia AST Acquisition, Inc., W&R South Pacific L.P., SIBL, AST Telecom L.L.C., dated as of August 15, 2005.	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

2.3	Amended and Restated Arrangement Agreement between eLandia Solutions, Inc., eLandia South Pacific Holdings, Inc., eLandia Datec Acquisition Ltd., Datec Group Ltd., Datec Pacific Holdings, Ltd., SIBL, Michael J. Ah Koy, James M. Ah Koy, Krishna Sami, Kelton Investments Limited, Sami Holdings Ltd., Sydney Donald(Trip) Camper III, Eddie Crowston and Harley L. Rollins, dated as of August 8, 2005.	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

2.4	Agreement and Plan of Merger by and among Centra Industries, Inc., Centra Acquisition, Inc., eLandia Solutions Incorporated, Stanford Venture Capital Holdings, Inc., and the stockholders of eLandia Solutions Incorporated, dated as of May 20, 2004.	Previously filed as an exhibit to the Form 10/A filed on August 25, 2006.

3.1	Certificate of Incorporation of the Company.	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

3.2	Bylaws of the Company.	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

3.3	Amended and Restated Bylaws Adopted January 16, 2007.	Previously filed as an exhibit to the Form 10/A-2 filed on February 20, 2007.

3.4	Amended and Restated Certificate of Designations, Rights and Preferences of Series B Convertible Preferred Stock.	Previously filed as an exhibit to the Current Report on Form 8-K dated February 6, 2009.

4.1	Co-Sale and First Refusal Agreement by and between SIBL and W&R South Pacific, L.P., dated January 31, 2006.	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

4.2	Security Agreement by and among the Company (formerly known as Centra Industries Inc.), Midwest Cable Communications of Arkansas, Inc., and Stanford Venture Capital Holdings, Inc., dated as of October 25, 2004.	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

4.3	Satisfaction and Release of Promissory Notes and Security Interests by SIBL, dated as of January 30, 2006.	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

4.4	Form of Warrant issued by eLandia in favor of SIBL dated February 16, 2007.	Previously filed as an exhibit to the Current Report on Form 8-K dated February 16, 2007.

4.5	Registration Rights Agreement dated February 16, 2007, by and among eLandia and SIBL.	Previously filed as an exhibit to the Current Report on Form 8-K dated February 16, 2007.

Exhibit No.	Description of Document	Method of Filing

4.6	Form of Warrant filed by eLandia in favor of SIBL, dated November 21, 2007.	Previously filed as an exhibit to the Current Report on Form 8-K dated November 21, 2007.

4.7	Registration Rights Agreement, dated November 21, 2007, by and between eLandia and SIBL.	Previously filed as an exhibit to the Current Report on Form 8-K dated November 21, 2007.

9.1	Memorandum of Agreement between SIBL and Kelton Investments, Ltd., dated December 8, 2005	Previously filed as an exhibit to the Form 10/A filed on August 25, 2006.

9.2	Voting Trust Agreement by and among SIBL, Pete R. Pizarro, as trustee, and eLandia dated February 6, 2009.	Previously filed as an exhibit to the Current Report on Form 8-K dated February 6, 2009.

10.1	Form of Indemnification Agreement (Principal Executive Officer).	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2007.

10.2	Form of Indemnification Agreement (Executive Officer).	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2007.

10.3	Form of Indemnification Agreement (Director).	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2007.

10.4	Form of Lock-Up Agreement.	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

10.5	Employment Agreement between the Company and Harley L. Rollins, dated as of July 1, 2005.	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

10.6	Stock Subscription Agreement between the Company and Sydney D. Camper, dated as of July 29, 2005.	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

10.7	Stock Purchase Agreement between the Company and Harley L. Rollins, dated as of July 29, 2005.	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

10.8	Stock Subscription Agreement between the Company and Harley L. Rollins, dated as of July 29, 2005.	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

10.9	IBM Business Partner Stock Purchase Agreement between IBM New Zealand Limited and Datec (Fiji) Ltd. the Company and Harley L. Rollins, dated as of September 12, 2002.	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

10.10	Lease Agreement by and between the Company and Southern Centers Associates I, LLP, dated January 30, 2004 (relating to property at 1500 Cordova Road in Ft. Lauderdale, FL), and First Addendum to Lease dated, May 27, 2006.	Previously filed as an exhibit to the Form 10/A filed on August 25, 2006.

10.11	Lease Agreement by and between Kelton Investments Limited and Datec Fiji Ltd., dated April 1, 2005 (relating to property at 68 Gordon Street in Suva, Fiji)	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

10.12	Lease Agreement by and between Kelton Investments Limited and Network Services Ltd, dated April 1, 2005 (relating to property at 63 Albert Street in Auckland, New Zealand)	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

10.13	Lease Agreement by and between Jewel Properties Limited, DatecKelton Investments Ltd. and Datec Group Fiji Ltd., dated October 13, 2004 (relating to property at 63 Albert Street in Auckland, New Zealand).	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

10.14	Lease Agreement by and between Datec PNG Limited and the Independent State of Papua New Guinea, dated September 10, 2003 (relating to property at Allotment 32 Section 38 in Hohola, N.C.D. in Papua New Guinea).	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

Exhibit No.	Description of Document	Method of Filing

10.15	Lease Agreement by and between Centrepoint Limited and Datec Solomon Islands Limited, dated December 1, 2004 (relating to property at 611 Mendana Avenue in Honiara, Solomon Islands).	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

10.16	Lease Agreement by and between Datec Samoa Limited and Justin Parker Trading as J Parker Investment, dated March 22, 2004 (relating to property at in the Parker Building in Apia, Samoa).	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

10.17	Constitution of Datec (PNG) Limited (relating to the Datec PNG Pty Joint Venture)	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

10.18	Stockholders’ Agreement for Datec PNG Pty Limited between Steamships Pty Limited and Kelton Investments Limited (relating to the Datec PNG Pty Joint Venture).	Previously filed as an exhibit to the Form 10 filed on February 13, 2006.

10.19	License Agreement between Tower Top Investments, Inc. and the Company, dated April 1, 2006.	Previously filed as an exhibit to the Form 10/A filed on August 25, 2006.

10.20	License Agreement between Tower Top Investments, Inc. and the Company, dated April 1, 2006	Previously filed as an exhibit to the Form 10/A filed on August 25, 2006.

10.21	License Agreement between Tower Top Investments, Inc. and the Company, dated April 1, 2006.	Previously filed as an exhibit to the Form 10/A filed on August 25, 2006.

10.22	License Agreement between Tower Top Investments, Inc. and the Company, dated April 1, 2006.	Previously filed as an exhibit to the Form 10/A filed on August 25, 2006.

10.23	Executive Employment Agreement between the Company and Michael J. Ah Koy, dated February 1, 2006.	Previously filed as an exhibit to the Form 10/A filed on August 25, 2006.

10.24	Note Purchase Agreement between the Company and SIBL, dated February 10, 2006.	Previously filed as an exhibit to the Form 10/A filed on August 25, 2006.

10.25	First Amendment to Note Purchase Agreement between the Company and SIBL, dated July 24, 2006.	Previously filed as an exhibit to the Form 10/A filed on August 25, 2006.

10.26	Executive Employment Agreement between the Company and Michael D. McCutcheon, dated August 1, 2006.	Previously filed as an exhibit to the Form 10/A filed on August 25, 2006.

10.27	Executive Employment Agreement between the Company and Harry G. Hobbs, effective August 28, 2006.	Previously filed as an exhibit to the Form 10/A filed on August 25, 2006.

10.28	Employment Agreement between the Company and Barry I. Rose, dated January 31, 2006.	Previously filed as an exhibit to the Form 10/A filed on August 25, 2006.

10.29	Amended and Restated Management Agreement between the Company and Level Best, Inc., effective as of January 31, 2006.	Previously filed as an exhibit to the Form 10/A filed on August 25, 2006.

10.30	Distributor Agreement between Canon Australia Pty Limited and Datec (PNG) Limited, dated June 14, 2006.	Previously filed as an exhibit to the Form 10/A-Q for the quarter ended September 30, 2006.2 filed on February 20, 2007.

10.31	Authorized Alliance Support Organization Agency Agreement, dated September 19, 2003, between Datec Australia Pty Ltd. and Hewlett-Packard Australia Pty Ltd.	Previously filed as an exhibit to the Form 10/A-2 filed on February 20, 2007.

10.32	Purchase Agreement between eLandia Technologies, Inc. and Chickasaw Wireless, Inc., dated as of October 20, 2006.	Previously filed as an exhibit to the Form 10/A-2 filed on February 20, 2007.

Exhibit No.	Description of Document	Method of Filing

10.33	Loan Agreement among AST Telecom, LLC, as Borrower, ANZ Finance American Samoa, Inc. and ANZ Amerika Samoa Bank, as Lenders, and ANZ Finance American Samoa, as Agent, dated October 30, 2006.	Previously filed as an exhibit to the Form 10/A-2 filed on February 20, 2007.

10.34	Security Agreement among eLandia, Inc., eLandia South Pacific Holdings, Inc., and eLandia Datec Acquisition Ltd., in favor of ANZ Finance American Samoa, Inc., dated October 30, 2006.	Previously filed as an exhibit to the Form 10/A-2 filed on February 20, 2007.

10.35	Indemnity, Subrogation and Contribution Agreement among AST Telecom, LLC, as Borrower, and eLandia, Inc., eLandia South Pacific Holdings, Inc., eLandia Datec Acquisitions, Inc., Generic Technology Limited, Datec (Fiji) Limited and Network Services Limited, et al, dated October 30, 2006.	Previously filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2006.

10.36	Continuing Guaranty Security Agreement among eLandia, Inc., eLandia South Pacific Holdings, Inc., and eLandia Datec Acquisition Ltd., as Guarantors, in favor of ANZ Finance American Samoa, Inc. and ANZ Amerika Samoa Bank, as Lenders, and ANZ Finance American Samoa, as Agent, dated October 30, 2006.	Previously filed as an exhibit to the Form 10/A-2 filed on February 20, 2007.

10.37	Convertible Note Purchase Agreement dated February 16, 2007, by and among eLandia and SIBL.	Previously filed as an exhibit to the Current Report on Form 8-K dated 10/A-2 filed on February 16, 2007.

10.38	Convertible Promissory Note dated February 16, 2007 issued by eLandia in favor of SIBL	Previously filed as an exhibit to the Current Report on Form 8-K dated 10/A-2 filed on February 16, 2007.

10.39	Stock Pledge Convertible Note Purchase Agreement dated February 16, 2007, by and among eLandia and SIBL.	Previously filed as an exhibit to the Current Report on Form 8-K dated February 16, 2007.

10.40	Credit Agreement dated February 16, 2007, by and among eLandia and Latin Node; Latin Node, LLC, a Florida limited liability company; Latinode Communications Corporation, a Florida corporation; NSite Software, LLC, a Florida limited liability company; Tropical Star Communications, Inc., a Florida corporation; TS Telecommunications, Inc., a Florida corporation; and Total Solutions Telecom, Inc., a Florida corporation (collectively, the “Latin Node Entities”).	Previously filed as an exhibit to the Current Report on Form 8-K dated February 16, 2007.

10.41	Secured Promissory Note dated February 16, 2007 issued by the Latin Node Entities and its subsidiaries in favor of eLandia.	Previously filed as an exhibit to the Current Report on Form 8-K dated February 16, 2007.

10.42	Security Agreement dated February 16, 2007 by and among eLandia and the Latin Node Entities.	Previously filed as an exhibit to the Current Report on Form 8-K dated February 16, 2007.

10.43	Stock Pledge Agreement dated February 16, 2007 by and among eLandia and the Latin Node Entities.	Previously filed as an exhibit to the Current Report on Form 8-K dated February 16, 2007.

10.44	Preferred Stock Purchase Agreement dated February 16, 2007 by and among eLandia, Latin Node, RAV, and Jorge Granados.	Previously filed as an exhibit to the Current Report on Form 8-K dated February 16, 2007.

10.45	Executive Employment Agreement between the Company and Michael J. Ah Koy dated January 1, 2007.	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2006.

10.46	Executive Employment Agreement between eLandia and Michael D. McCutcheon dated February 7, 2007.	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2007.

10.47	First Amendment to Convertible Note Purchase Agreement dated April 11, 2007 by and between eLandia and SIBL.	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2007.

Exhibit No.	Description of Document	Method of Filing

10.48	Letter from Amerika Samoa Bank dated April 17, 2007.	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2007.

10.49	Executive Employment Agreement between the Company and Laura Janke Jaeger dated April 23, 2007.	Previously filed as an exhibit to Form 10-Q for the quarter ended June 30, 2007 filed August 20, 2007.

10.50	Credit Agreement, dated October 2, 2007, by and between Desca and eLandia.	Previously filed as an exhibit to the Current Report on Form 8-K dated October 2, 2007.

10.51	Secured Promissory Note, dated October 2, 2007, issued by Desca in favor of eLandia.	Previously filed as an exhibit to the Current Report on Form 8-K dated October 2, 2007.

10.52	Borrower Pledge and Security Credit Agreement, dated October 2, 2007, by and between Desca and eLandia.	Previously filed as an exhibit to the Current Report on Form 8-K dated October 2, 2007.

10.53	Alvarado Pledge and Security Agreement dated October 2, 2007, by and between Alvarado and issued by Desca in favor of eLandia.	Previously filed as an exhibit to the Current Report on Form 8-K dated October 2, 2007.

10.54	Guaranty of Alvarado dated October 2, 2007.	Previously filed as an exhibit to the Current Report on Form 8-K dated October 2, 2007.

10.55	Preferred Unit Purchase Alvarado Pledge and Security Agreement, dated October 2, 2007, by and among eLandia, Desca, Bella and Alvarado.	Previously filed as an exhibit to the Current Report on Form 8-K dated October 2, 2007.

10.56	Credit Agreement Guaranty of Alvarado, dated October, 2, 2007, by and between eLandia and SIBL.	Previously filed as an exhibit to the Current Report on Form 8-K dated October 2, 2007.

10.57	Secured Promissory Note dated October 2, 2007, issued by and among eLandia in favor of SIBL.	Previously filed as an exhibit to the Current Report on Form 8-K dated October 2, 2007.

10.58	Collateral Assignment Agreement, dated October 2, 2007, by and between eLandia and SIBL.	Previously filed as an exhibit to the Current Report on Form 8-K dated October 2, 2007.

10.59	Amendment No. 1 to Preferred Unit Purchase Agreement, dated November 21, 2007, by and among eLandia, eLandia/Desca Holdings, LLC, Desca Holding LLC and Jorge Enrique Alvarado Amado.	Previously filed as an exhibit to the Current Report on Form 8-K dated November 21, 2007.

10.60	Preferred Stock Purchase Agreement, dated November 21, 2007, by and between eLandia and SIBL.	Previously filed as an exhibit to the Current Report on Form 8-K dated November 21, 2007.

10.61	Security Agreement, dated June 29, 2007, by and among Laurus Master Fund, Ltd., eLandia, Inc., Latin Node, Inc. and certain subsidiaries of Latin Node, Inc.	Previously filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2007.

10.62	Guaranty, dated June 29, 2007, executed by eLandia, Inc. and Retail Americas VOIP, LLC in favor of Laurus Master Fund, Ltd.	Previously filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2007.

10.63	Equity Pledge Agreement, dated June 29, 2007, by and among Latin Node, Inc., Latin Node, LLC, eLandia, Inc., Latin Node Europe, GmbH, Retail Americas VOIP, LLC and Laurus Mater Fund, Ltd.	Previously filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2007.

10.64	Secured Convertible Term Note, dated June 29, 2007, executed by Latin Node, Inc. and certain of its subsidiaries in favor of Laurus Mater Fund, Ltd.	Previously filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2007.

10.65	Secured Revolving Note, dated June 29, 2007, executed by Latin Node, Inc. and certain of its subsidiaries in favor of Laurus Master Fund, Ltd.	Previously filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2007.

Exhibit No.	Description of Document	Method of Filing

10.66	Registration Rights Agreement, dated June 29, 2007, by and between Latin Node, Inc. and Laurus Master Fund, Ltd.	Previously filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2007.

10.67	Executive Employment Agreement between the Company and John Hamm dated July 23, 2007.	Previously filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2007.

10.68	Executive Employment Agreement between eLandia and Pete R. Pizarro dated February 15, 2008.	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2007.

10.69	2007 Stock Option and Incentive Plan.	Previously filed as an exhibit to the Form 14C Information Statement filed on October 17, 2008.

10.70	2008 Executive Incentive Plan.	Previously filed as an exhibit to the Form 14C Information Statement filed on October 17, 2008.

10.71	Executive Employment Agreement between eLandia and Harley L. Rollins effective September 1, 2008.	Previously filed as an exhibit to the Form 10-Q for the quarter ended September 30, 2008.

10.72	Modification Agreement between eLandia and SIBL dated February 6, 2009.	Previously filed as an exhibit to the Current Report on Form 8-K dated February 6, 2009.

10.73	Fourth Amendment to Credit Agreement between eLandia and SIBL dated February 6, 2009.	Previously filed as an exhibit to the Current Report on Form 8-K dated February 6, 2009.

10.74	Amendment to Executive Employment Agreement between eLandia and Pete R. Pizarro dated February 6, 2009.	Previously filed as an exhibit to the Current Report on Form 8-K dated February 6, 2009.

10.75	Additional Modification Agreement between eLandia and SIBL dated February 6, 2009.	Previously filed as an exhibit to the Current Report on Form 8-K dated February 6, 2009.

10.76	Termination Agreement between eLandia and SIBL dated February 6, 2009.	Previously filed as an exhibit to the Current Report on Form 8-K dated February 6, 2009.

10.77	Separation agreement between eLandia and Oscar Coen.	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2008.

10.78	Loan Agreement dated June 8, 2009, by and between American Samoa Hawaii Cable, LLC, and Samoa American Samoa Cable, LLC, and ANZ Finance American Samoa, Inc., an American Samoa corporation, and ANZ Amerika Samoa Bank as agent for Lenders.	Previously filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2009.

10.79	Continuing Guaranty dated June 8, 2009, by eLandia International Inc. for the benefit of ANZ Amerika Samoa Bank, as agent for ANZ Amerika Samoa Bank and ANZ Finance American Samoa, Inc.	Previously filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2009.

10.80	Securities Purchase Agreement, effective as of July 1, 2009, by and between eLandia International Inc. and Jorge Enrique Alvarado Amado.	Previously filed as an exhibit to the Form 10-Q for the quarter ended June 30, 2009.

10.81	Contribution Agreement, dated July 29, 2010, by and between eLandia International, Inc. and Amper, S.A.	Previously field as an exhibit to the Form 10-Q for the quarter ended June 30, 2010.

10.82	Strategic Alliance Agreement, dated May 24, 2010, by and between eLandia International, Inc., eLandia/Desca Holding, LLC and Amper, S.A.	Previously field as an exhibit to the Form 10-Q for the quarter ended June 30, 2010.

10.83	First Amendment to Contribution Agreement, dated December 2, 2010, by and between eLandia International, Inc. and Amper, S.A.	Previously field as an exhibit to the Current Report on Form 8-K dated March 30, 2011.

10.84	First Amendment to Strategic Alliance Agreement, dated December 2, 2010, by and between eLandia International, Inc., eLandia/Desca Holding, LLC and Amper, S.A.	Filed herewith.

Exhibit No.	Description of Document	Method of Filing

10.85	Separation Agreement by and between eLandia International, Inc., eLandia/Desca Holding, LLC and Jorge Enrique Alvarado Amado.	Filed herewith.

14.1	Code of Business Conduct and Ethics.	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2007.

14.2	Amended and Restated Code of Ethics and Business Conduct.	Previously filed as an exhibit to the Current Report on Form 8-K dated May 22, 2009.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELANDIA INTERNATIONAL INC.

Date: April 15, 2011	By:	/S/ PETE R. PIZARRO
Pete R. Pizarro, Chairman of the Board (Chief Executive Officer)

Date: April 15, 2011	By:	/S/ HARLEY L. ROLLINS, III
Harley L. Rollins, III, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 15, 2011.

/S/ PETE R. PIZARRO	Chairman of the Board of Directors (Chief Executive Officer)
Pete R. Pizarro

/S/ HARLEY L. ROLLINS, III	Chief Financial Officer (Principal Financial and Accounting
Harley L. Rollins, III	Officer)

/S/ CHARLES J. FERNANDEZ	Director
Charles J. Fernandez

/S/ DR. M. LEWIS TEMARES	Director
Dr. M. Lewis Temares

/S/ ANGEL MEDINA	Director
Angel Medina

Exhibit Index

Exhibit No.	Description of Document
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.