Form 10-K/A
period 2010-12-31
ELANDIA INTERNATIONAL INC.
filed 2011-04-29
CIK 1352819

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

As of March 31, 2011, the number of outstanding shares of common stock, $0.00001 par value per share, of the registrant was 25,090,220.

DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note

eLandia International Inc. (“we,” “us,” “our” or the “Company”) is hereby amending its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “Report”), to include the information required by Part III Items 10, 11, 12, 13 and 14. Except for Items 10, 11, 12, 13 and 14 of Part III and Item 15 of Part IV, no other information included in the Report is changed by this Amendment No. 1.

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

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table shows the name, age and position as of March 31, 2011 of each of our directors and executive officers:

Name	Age	Position
Pete Pizarro	49	Chairman and Chief Executive Officer

Harley L. Rollins, III	39	Chief Financial Officer and Treasurer

Carlos A. David	44	Vice President of Operations

Charles “Carlos” J. Fernandez	73	Director

Dr. M. Lewis Temares	70	Director

Angel Medina	53	Director

All of our directors hold office until the earlier of the next annual meeting of the stockholders and until their successors have been duly elected and qualified, or their death, resignation, or removal. Officers are elected annually by our Board of Directors to hold office until the earlier of their death, resignation, or removal.

DIRECTORS

Pete Pizarro became our President on March 10, 2008 and in May 2008, was promoted to Chairman and Chief Executive Officer. Prior to March 2008, Mr. Pizarro served as the President and Chief Executive Officer of Telefónica USA where he was responsible for designing and executing Telefónica’s strategy and managed its three U.S.-based strategic business segments which included the management of the telecommunication and IT Services needs of U.S. multinational corporations throughout the U.S., Latin America, Central America and Caribbean regions as well as Telefónica’s residential and large enterprise business segments in the U.S. and Puerto Rico. Prior to joining Telefónica in 2002, he served as the President and Chief Executive Officer of Esavio Services Corporation, a network integration and managed services consulting company based in Philadelphia. In addition, Mr. Pizarro has served in the role of Chief Financial Officer and other executive positions at various international firms including Nobart Inc., The Siman Group and KPMG. Mr. Pizarro has held key community leadership roles including the Chair of The Beacon Council, Miami-Dade County’s official economic development organization. Further, Mr. Pizarro is the Chair of the State of Florida Venture Opportunity Fund, and he actively participates on Northwestern University’s Kellogg Alumni Advisory Board. Mr. Pizarro holds a Bachelor of Science degree in accounting from the University of Miami and an MBA from the Kellogg School of Management at Northwestern University.

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

Key Attributes, Experience and Skills

Through his experience as an independent financial consultant and audit partner with KPMG, as well as his experience as a board member at a privately owned bank, Mr. Fernandez brings extensive leadership and business experience to the Board. That experience, along with his training and background as a certified public accountant, his experience as a financial consultant and his services as chairman of our Audit Committee, provides financial perspectives on our Company as well as financial expertise to the Board.

Dr. M. Lewis Temares became a Director and Chair of our Compensation Committee on May 28, 2008 and serves as a member of our Audit Committee and Nominating and Corporate Governance Committee. Dr. Temares has served as Chief Information Officer and Vice President for Information Technology at the University of Miami since 1980, and is currently on terminal leave which ends on August 6, 2011. Also, from 1994 to 2007, he served as Dean of the College of Engineering at the University of Miami. Dr. Temares received his Bachelor of Science degree in Statistics from City College of New York in 1962; he received his Masters of Business Administration from Bernard A. Baruch College in 1964; and he received a doctorate in business administration from City College of New York in 1980. From 2004 to 2009, he served as a member of the Board of Directors of The Main Street America Group, NGM Insurance Company, Old Dominion Insurance Company, Main Street American Assurance Company, MSA Insurance Company and Information Systems and Services Corporation.

Key Attributes, Experience and Skills

Dr. Temares brings strong leadership to the Board. His broad experience with the University of Miami as CIO and Vice President for Information Technology, and as Dean of the College of Engineering, as well as his experience serving on other boards, provides additional perspective on our business.

Angel Medina became a Director and Chair of our Nominating and Corporate Governance Committee on February 5, 2010 and serves as a member of our Audit Committee and Compensation Committee. From 2000 until 2009, Mr. Medina served as Area President for Regions Bank in South Florida, with responsibility for all lines of business, and is currently Executive Vice President – Chief Credit Officer at Gibraltar Private Bank and Trust in Coral Gables, Florida. Mr. Medina is also on the executive committee of Latin Builders Association, serves on the board of trustees of Public Health Trust – Jackson Health Systems and the board of directors of the Beacon Council, Florida International University, and the United Way of Miami Dade.

Key Attributes, Experience and Skills

Through his experience in the financial sector, along with his experience as a board member of other companies and organizations, Mr. Medina brings extensive financial expertise and perspectives to the Board and the issues facing our Company.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

Harley L. Rollins, III has served as our Chief Financial Officer and Treasurer since September 2004. From January 2002 until September 2004, Mr. Rollins was President, Chief Executive Officer and Chairman of the Board of Directors of TVC Telecom, Inc., an international long distance carrier serving primarily the Caribbean and Latin America. From May 1997 to March 2001, Mr. Rollins served as Chief Financial Officer of Technology Control Services, Inc. (“TCS”), a telecommunications software provider. During his tenure at TCS, Mr. Rollins also served as Managing Director of Interglobe Telecommunications, Ltd., a London-based telecommunications provider. Mr. Rollins has also served as the Director of Finance, Treasury and External Reporting for US One Communications Corporation, a competitive local exchange carrier, Director of Finance and SEC Reporting at TresCom International, Inc., a publicly-traded international telecommunications company, and auditor and tax associate for Deloitte and Touche LLP. Mr. Rollins holds a Bachelor of Arts in Business Administration and a Masters in Accountancy from the University of Georgia.

Carlos A. David has served as our Vice President of Operations since March 2009, with more than 10 years’ experience in the telecommunications and technology industry. From June 2001 to February 2009, Mr. David served as Director of Operations of Telefónica USA, a global telecommunications provider. From May 1999 to June 2001, Mr. David served as Director of Operations of eSavio Corporation and from October 1998 to May 1999, he served as Director of Product Development and Deployment for SetNet Corporation.

There is no family relationship between any of our directors or executive officers. There are no arrangements between any of our directors and any other person pursuant to which he/she was, or will be, selected as a director.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires all of our directors and executive officers, and persons who are the beneficial owner of more than 10% of our common stock to file, with the SEC, reports of ownership indicating their ownership of our equity securities and to report any changes in that ownership. Specific due dates for these reports have been established, and we are required to report any failure to comply therewith during the fiscal year ended December 31, 2010. Based on our records and other information, we believe that all of these filing requirements were satisfied by our directors, executive officers and beneficial owners of more than 10% of our common stock.

In making the above statements, we have relied on copies of the reporting forms received by us or on the written representations from certain reporting persons that no Forms 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the SEC.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers have been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Certain Relationships and Related Transactions”, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Code of Ethics

We have a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer and principal accounting officer. We are committed to the highest standards of ethical and professional conduct, and the code provides guidance in how to uphold these standards. The code consists of basic standards of business practice as well as professional and personal conduct. The code is filed as Exhibit 14.2 to our Annual Report for the year ended December 31, 2009 and is publicly available on our website at www.elandiagroup.com. We will provide any person, without charge, upon request, a copy of the code. Please address such requests to us, in writing. Any substantive amendments to the code and any grant of waiver from a provision of the code (to the extent applicable to the principal executive officer, principal financial officer or principal accounting officer) will be promptly disclosed by us in a Current Report on Form 8-K. Our Nominating and Corporate Governance Committee has been charged with monitoring, overseeing, and reviewing compliance with the code.

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

●
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

●
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

●
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

●
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

Compensation of Executive Officers

The following table summarizes compensation awarded to, earned by, or paid by the Company to its named executive officers for each of the last two completed fiscal years whose total compensation exceeded $100,000 for the fiscal year ended December 31, 2010 (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

				Option Awards	All Other Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	($) (1)	($) (2)		Total ($)
Pete Pizarro	2010	$375,000	$—	$—	$37,485	(3)	$412,485
Chief Executive Officer	2009	$375,000	$375,000	$190,000	$37,485	(3)	$977,485

Harley L. Rollins, III	2010	$250,000	$—	$—			$250,000
Chief Financial Officer	2009	$250,000	$—	$78,850			$328,850

Carlos A. David	2010	$200,000	$—	$—			$200,000
Vice President of Operations	2009	$166,666	$—	$30,000			$196,666

Javier Rodriguez (4)	2010	$200,000	$—	$—			$200,000
Former Vice President of Marketing	2009	$200,000	$40,000	$—			$240,000

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

(3)	Mr. Pizarro received a car allowance of $24,000 and insurance benefits of $13,485 during each of 2010 and 2009.
(4)
Mr. Rodriguez commenced his term of employment effective March 26, 2008 and resigned effective June 30, 2010. Pursuant to a Separation Agreement dated August 13, 2010, we agreed to pay Mr. Rodriguez severance pay in the form of his base salary for a period of 12 months following his resignation.

As of December 31, 2010, we did not have any long-term incentive plans. The following table sets forth information concerning each outstanding equity award held by each of our Named Executive Officers at December 31, 2010. No options were exercised during the fiscal year ended December 31, 2010.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2010

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercisesd options (#) unexercisable		Option exercise price ($)	Option exipiration date

Pete Pizarro	—		4,200,000	(1)	$0.45	4/1/2021

Harley L. Rollins, III	—		1,000,000	(2)	$0.45	4/1/2021

Carlos A. David	116,146	(3)	133,854		$0.45	3/2/2019

(1)
In connection with Mr. Pizarro’s Employment Agreement amendment, as more fully described herein, on March 31, 2011, Mr. Pizarro waived the vesting of 4,200,000 previously issued and partially vested stock options, and agreed to the cancellation thereof. Mr. Pizarro was reissued options to purchase 4,200,000 shares of our common stock at an exercise price of $0.45 per share and subject to a new vesting schedule.

(2)
In connection with Mr. Rollins’ Employment Agreement amendment, as more fully described herein, on March 31, 2011, Mr. Rollins waived the vesting of 1,000,000 previously issued and partially vested stock options, and agreed to the cancellation thereof. Mr. Rollins was reissued options to purchase 1,000,000 shares of our common stock at an exercise price of $0.45 per share and subject to a new vesting schedule.

(3)
The 250,000 options granted to Mr. David on March 2, 2009 vest over a period of 4 years from the date of grant, 25% on March 2, 2010, and then 1/36th of the remaining grant on the first day of each month thereafter.

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

Pete Pizarro Employment Agreement

On February 15, 2008, we entered into an Executive Employment Agreement with Pete Pizarro as President, effective March 10, 2008. Additionally, Mr. Pizarro began serving as our Chief Executive Officer and principal executive officer on May 20, 2008. The employment agreement had an initial term that would expire four years from the effective date but automatically extended for successive one-year terms unless either party gave written notice no less than 30 days prior to the end of the term to the other party of the desire not to renew the Employment Agreement. Mr. Pizarro received a base salary of $375,000 and was also entitled to receive an annual performance bonus of up to 100% of his base salary in accordance with criteria set by our Board of Directors. Mr. Pizarro also received a signing bonus in the amount of $450,000.

During the period of employment, Mr. Pizarro was also entitled to additional benefits, including reimbursement of business expenses, paid vacation, an automobile and country club allowance equal to $2,000 per month, reimbursement of up to $10,000 per year to fund a personal life insurance and disability policy, a telephone allowance and participation in other company benefit plans or programs that may be available to other executives or employees of our company. Mr. Pizarro also received options to purchase up to 3,122,000 shares of our common stock, at an exercise price of $3.07 per share, and 750,000 shares of restricted stock. The options vested monthly over a period of four years. The restricted stock award initially vested monthly over a period of three years.

On February 6, 2009, we amended Mr. Pizarro’s employment agreement pursuant to which we agreed: (i) that the exercise price with respect to options to purchase 3,122,000 shares of our common stock previously granted pursuant to his employment agreement was reduced from $3.07 to $0.45 per share; (ii) to grant Mr. Pizarro additional options to purchase 1,000,000 shares of our common stock at $0.45 per share, which options vest equally on a monthly basis over a three-year period beginning February 6, 2009, if Mr. Pizarro remains continuously employed by us until each vesting date, subject to other terms and conditions; (iii) that all “unvested” shares of our common stock granted as part of a 750,000 share restricted stock award pursuant to his employment agreement would immediately vest, and all contractual restrictions with respect to such shares would be terminated; and (iv) that Mr. Pizarro’s full bonus for 2008 in the amount of $375,000 would be paid promptly following the execution of the amendment. In addition, the employment agreement was further amended to provide that during 2009, Mr. Pizarro would be paid a guaranteed bonus of $375,000, payable in equal bi-monthly installments commencing the first payroll date of February 2009.

In the event of a termination of the employment agreement by us for any reason other than “cause” (as defined below), by Mr. Pizarro for “good reason” (as defined below) or through non-renewal, Mr. Pizarro would be entitled to a lump sum payment equal to two years of severance pay. Severance pay included the base salary and fringe benefit compensation medical and dental insurance, personal life insurance and disability, and automobile and country club allowance. Mr. Pizarro would also be entitled to any accrued but unpaid vacation and compensation for any business or telephone expense.

For purposes of Mr. Pizarro’s agreement, “cause” means any of the following:

●	commission or participation by him in an injurious act of personal dishonesty, fraud, gross neglect, intentional misrepresentation or embezzlement against us or any affiliates;

●	his conviction of, or plea of nolo contendre to, a felony;

●	the commission or participation by him in any other injurious act or omission against us in a wanton, reckless or grossly negligent manner; or

●	continued willful violations by him of his obligations to us.

We are required to give Mr. Pizarro a notice of termination stating that he committed one of the types of conduct set forth above and specifying the details thereof and he then has a 15-day period to cure such conduct (if possible).

For purposes of Mr. Pizarro’s agreement, a “change in control” means any of the following:

●	a sale of all or substantially all of our assets;

●
the date there shall have been a change in a majority of our Board of Directors during a consecutive twelve-month period, unless the nomination for election by our stockholders of each new director was approved by the vote of two-thirds of the directors then still in office who were in office at the beginning of the twelve-month period;

●
the date that any person or entity, entities or group of persons (other than Stanford International Bank Ltd. (“SIBL”), its affiliates or Mr. Pizarro is or becomes the beneficial owner, directly or indirectly, of our securities representing more than thirty percent (30%) or more of the combined voting power of our then outstanding securities, and has voting control;

●
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

●
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

●	the Board (or the stockholders if stockholder approval is required by applicable law or under the terms of any relevant agreement) shall approve a plan of complete liquidation.

For purposes of Mr. Pizarro’s agreement, “good reason,” means, among other things,

●	any relocation of our principal office to a location outside of Broward or Miami-Dade counties, Florida,

●	any material diminution in Mr. Pizarro’s authority, duties and responsibilities,

●	any reduction in his base salary or any material reduction in the total value of his fringe benefit compensation,

●	a material breach by us of the agreement,

●	our failure to receive all contemplated capital infusions from SIBL; or

●	our failure to provide and maintain directors’ and officers’ liability insurance in agreed amounts.

In connection with the Contribution Agreement transaction with Amper, S.A. (“Amper”), on March 31, 2011 we entered into an Amended and Restated Executive Employment Agreement with Mr. Pizarro (the “Pizarro Employment Agreement”) which will supersede and replace Mr. Pizarro’s prior employment agreement. The Pizarro Employment Agreement has an initial term of four years. As in his previous employment agreement, Mr. Pizarro will receive a base salary of $375,000 and may also receive an annual performance bonus of up to 100% of his base salary in accordance with criteria to be set by our Board of Directors in a written plan. As further inducement for Amper to enter into the Contribution Agreement, Mr. Pizarro agreed to waive certain rights including the vesting of 4,200,000 previously issued and partially vested stock options, and agreed to the cancellation thereof, as well as his right to terminate his prior employment agreement for “Good Reason” as a result of a change of control triggered by the Amper transaction and the severance payments to which Mr. Pizarro would be entitled to as a result thereof. Mr. Pizarro was reissued options to purchase up to 4,200,000 shares of our common stock (the same amount as was cancelled by the Company), at an exercise price of $0.45 per share and subject to a new vesting schedule. The options will vest as follows (i) 25% of the options will vest on the three year anniversary of the grant date, and (ii) 75% will vest equally, on a quarterly basis, over a 12-month period commencing on the three year anniversary of the grant date, if and only if Mr. Pizarro remains continuously employed by the Company from the date of the Pizarro Employment Agreement until each respective vesting date.

In exchange for and as consideration for the waiver of certain rights described above, Mr. Pizarro will receive the following: (a) 1,120,000 shares of Company common stock; and (b) $240,000 in cash which amount will be used in part to satisfy the income tax obligations related to such consideration.

Harley L. Rollins, III

On November 10, 2008, effective September 1, 2008, we entered into an Executive Employment Agreement with Harley L. Rollins, III, our CFO, which superseded and replaced all previous employment agreements and amendments. The employment agreement was for a three-year term, unless terminated sooner; thereafter, the employment agreement would automatically renew for successive one-year terms. Under the terms of the employment agreement, Mr. Rollins received an annual base salary of $250,000 and he was also entitled to receive an annual performance bonus of up to 50% of his base salary, based upon a written bonus plan approved by our Board of Directors. The 2008 bonus, in the amount of $125,000, was paid in September 2008. Mr. Rollins was also granted an option to purchase 415,000 shares of our common stock. The option had a four-year term and an exercise price equal to $3.08 per share. In the event of a termination of the employment agreement by us for any reason other than “cause” (as defined below) or by Mr. Rollins for “good reason” (as defined below), Mr. Rollins was entitled to payment in installments equal to one year of severance pay. Severance pay includes the base salary and fringe benefit compensation, and automobile allowance.

In the event of a termination by us without “cause,” Mr. Rollins is entitled to severance in an amount equal to his annual base salary for 12 months and a waiver of any lapse provisions of stock options or restricted stock grants, made by us, that have vested. For purposes of Mr. Rollins’ employment agreement, “cause” means a determination in good faith by our Board of Directors that he has:

●	commission or participation by him in an injurious act of personal dishonesty, fraud, gross neglect, intentional misrepresentation or embezzlement against us or any affiliates;

●	commission of a felony or a misdemeanor involving moral turpitude; or

●	the commission or participation by him in any other injurious act or omission against us in a wanton, reckless or grossly negligent manner; or

●	continued violations of his obligations to us

In the event of a change in control, Mr. Rollins shall have the right to terminate his employment under the employment agreement within one year of a “change in control” which, for purposes of Mr. Rollins’ employment agreement, means:

●	a sale of all or substantially all of our assets;

●
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

●
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

●	the Board (or the stockholders if stockholder approval is required by applicable law or under the terms of any relevant agreement) shall approve a plan of complete liquidation.

For purposes of Mr. Rollins’ agreement, “good reason,” means, among other things,

●	assignment of duties that are materially inappropriate for a CFO

●	demotion to a position duties and responsibilities,

●	any reduction in his base salary or any material reduction in the total value of his fringe benefit compensation

In connection with the Contribution Agreement transaction, on March 31, 2011 we entered into an Amendment of Executive Employment Agreement with Mr. Rollins (the “Rollins Employment Agreement”). Pursuant to such amendment, the term of the Rollins Employment Agreement will be extended for a three-year term. Under the terms of the Rollins Employment Agreement, as amended, Mr. Rollins will receive an annual base salary of $250,000 and he may also receive an annual performance bonus of up to 50% of his base salary, based upon a written bonus plan to be approved by our Board of Directors. As further inducement for Amper to enter into the Contribution Agreement, Mr. Rollins agreed to waive certain rights including the vesting of 1,000,000 previously issued and partially vested stock options, and agreed to the cancellation thereof, as well as his right to terminate the Rollins Employment Agreement for “Good Reason” as a result of a change of control triggered by the Amper transaction and the severance payments to which Mr. Rollins would be entitled to as a result thereof. Mr. Rollins was reissued options to purchase up to 1,000,000 shares of our common stock (the same amount as was cancelled by the Company), at an exercise price of $0.45 per share and subject to a new vesting schedule. The options will vest as follows: (i) 25% of the options will vest on the three year anniversary of the grant date, and (ii) 75% will vest equally, on a quarterly basis, over a twelve-month period commencing on the three year anniversary of the grant date, if and only if Mr. Rollins remains continuously employed by the Company from the date of the amendment until each respective vesting date.

In exchange for and as consideration for the waiver of certain rights described above, Mr. Rollins will receive the following: (a) 392,000 shares of Company common stock; and (b) 84,000 in cash which amount will be used in part to satisfy the income tax obligations related to such consideration.

Carlos A. David

On February 17, 2009, effective March 1, 2009, we entered into an Executive Employment Agreement with Carlos A. David, our Vice President of Operations. The employment agreement was for a three-year term, unless terminated sooner; thereafter, the employment agreement automatically renews for successive one-year terms. Under the terms of the employment agreement, Mr. David receives an annual base salary of $200,000 and he may also receive an annual performance bonus of up to 50% of his base salary, based upon a written bonus plan approved by our Board of Directors. Mr. David was also granted an option to purchase 250,000 shares of our common stock. The option has a four-year term and an exercise price equal to $0.45 per share. In the event of a termination of the employment agreement by us for any reason other than “cause” (as defined below) or by Mr. David for “good reason” (as defined below), Mr. David is entitled to payment in installments equal to one year of severance pay. Severance pay includes the base salary and fringe benefit compensation, and automobile allowance.

In the event of a termination by us without “cause,” Mr. David is entitled to severance in an amount equal to his annual base salary for 12 months and a waiver of any lapse provisions of stock options or restricted stock grants, made by us, that have vested. For purposes of Mr. David’s employment agreement, “cause” means a determination in good faith by our Board of Directors that he has:

●	commission or participation by him in an injurious act of personal dishonesty, fraud, gross neglect, intentional misrepresentation or embezzlement against us or any affiliates;

●	commission of a felony or a misdemeanor involving moral turpitude; or

●	the commission or participation by him in any other injurious act or omission against us in a wanton, reckless or grossly negligent manner; or

●	continued violations of his obligations to us

In the event of a change in control, Mr. David shall have the right to terminate his employment under the employment agreement within one year of a “change in control” which, for purposes of Mr. David’s employment agreement, means:

●	a sale of all or substantially all of our assets;

●
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

●
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

●	the Board (or the stockholders if stockholder approval is required by applicable law or under the terms of any relevant agreement) shall approve a plan of complete liquidation.

    For purposes of Mr. David’s agreement, “good reason,” means, among other things,

●	assignment of duties that are materially inappropriate for a Vice President

●	demotion to a position duties and responsibilities,

●	any reduction in his base salary or any material reduction in the total value of his fringe benefit compensation

In connection with the Contribution Agreement transaction, on March 31, 2011 we entered into an Amendment of Executive Employment Agreement with Mr. David pursuant to which the term of his Employment Agreement will be extended for a three-year term. Under the terms of the Employment Agreement, as amended, Mr. David agreed to waive his right to terminate his Employment Agreement for “Good Reason” as a result of a change of control triggered by the Amper transaction and the severance payments to which Mr. David would be entitled to as a result thereof.

Javier Rodriguez

Javier Rodriguez served as our Vice President of Marketing from March 26, 2008 until June 30, 2010. Pursuant to a Separation Agreement dated August 13, 2010, we agreed to pay Mr. Rodriguez severance pay in the form of his base salary of $200,000 for a period of 12 months following his resignation.

Director Compensation

On May 28, 2008, our Board of Directors, based on a recommendation of our Compensation Committee, adopted our director compensation policy. In accordance with that policy, our non-employee directors each earn cash compensation of $32,000 per year for services rendered in their capacity as directors and the lead director earns cash compensation of $50,000 per annum. In addition, the chairperson of the Audit Committee receives an additional $16,000 per year and the chairperson of each of the other committees receives an additional $11,000 per year. Finally, each non-employee director receives 30,000 in stock options of our common stock in their initial year of Board service and is entitled to receive an additional 15,000 in stock options of our common stock each year thereafter. In addition, all directors receive reimbursement of travel expenses incurred in connection with board and committee meeting attendance. Attendance fees are paid to the directors ($2,000 for each regular Board of Directors meeting and $1,000 for each regularly scheduled committee meeting), for a maximum of six Board of Directors meetings and six committee meetings. Director fees are paid on a quarterly basis and, at our discretion.

The following table sets forth information for the fiscal year ended December 31, 2010 regarding compensation of our Directors who are not also Named Executive Officers:

	Fees Earned or Paid in	Option Awards	All Other Compensation
Name	Cash ($)	($) (1)	($) (2)	Total

Charles J. Fernandez	$88,000	$1,650	$—	$89,650

M. Lewis Temares	$67,750	$1,650	$—	$69,400

Angel Medina	$48,250	$3,300	$—	$51,550

(1)
The value of the option awards includes the aggregate grant date fair value computed in accordance with FASB Topic 718. The Company’s accounting treatment for option awards is set forth in the Company’s 2010 Consolidated Financial Statements as reported on Form 10-K.

(2)
SEC rules require disclosure of perquisites and other personal benefits for Directors unless the amount of that type of compensation is less than $10,000 in the aggregate. None of our directors received perquisites of $10,000 or more in any given year.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee is, or was during the last completed fiscal year, an employee or officer of the Company or a former employee of the Company, nor did any of them have any relationship requiring disclosure under Item 404 of Regulation S-K under the Securities Exchange Act of 1934, or the Exchange Act. In addition, during the last completed fiscal year, none of our executive officers have served as a member of the board of directors or compensation committee of any other entity that has or has had one or more of its executive officers serving as a member of our Board or the Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 31, 2011 regarding the beneficial ownership of our common stock by (i) each of our directors, (ii) each of our named executive officers (as defined by Item 402(a)(3) of the Regulation S-K promulgated under the Securities Exchange Act of 1934), (iii) all of our directors and executive officers as a group, and (iv) each person known to us to beneficially own more than 5% of our outstanding common stock. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all of our common stock owned by them.

Common Stock

	Beneficial Ownership
Name and Address	Number of Shares (1)	Percent of Total (2)

Directors and Named Executive Officers
Pete Pizarro(3)	1,898,353	7.6%
Harley L. Rollins, III(4)	525,202	2.1%
Carlos A. David(5)	137,261	*
Charles “Carlos” J. Fernandez (6)	93,757	*
M. Lewis Temares(7)	67,509	*
Angel Medina(8)	20,625	*
All current executive officers and directors as a group (6 persons)	2,722,082	10.7%

Beneficial Owners of More Than 5% Stock

Stanford International Bank Ltd.(9)	12,364,377	49.3%

*	Indicates beneficial ownership of less than one percent of our total outstanding Common Stock.
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

(3)	Includes 1,120,000 shares of common stock to be issued within the next 60 days in connection with the Pizarro Employment Agreement, as more fully described above.
(4)	Includes 392,000 shares of common stock to be issued within the next 60 days in connection with the Rollins Employment Agreement, as more fully described above.
(5)	Includes 137,261 shares underlying stock option grants which have vested or will vest within the next 60 days.
(6)	Includes 84,375 shares underlying stock option grants which have vested or will vest within the next 60 days.
(7)	Includes 58,750 shares underlying stock option grants which have vested or will vest within the next 60 days.
(8)	Includes 20,625 shares underlying stock option grants which have vested or will vest within the next 60 days.
(9)
On March 30, 2011, in connection with the termination of the Voting Trust Agreement, 12,364,377 shares of our common stock were reissued in the name of Stanford International Bank Ltd. (“SIBL”). In addition, the 4,118,263 shares of our Series B Preferred Stock were automatically converted into 1,801,740 shares of our common stock in accordance with the current conversion ratio as set forth in the Certificate of Designations, Rights and Preferences of the Series B Preferred Stock. Such 1,801,740 shares of our common stock were immediately cancelled as required by the terms of that certain Additional Modification Agreement, dated February 9, 2009, between SIBL and the Company.

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

Preferred Stock

On March 30, 2011, all of the outstanding shares of our Series B Convertible Preferred Stock (“Series B Preferred Stock”) owned by SIBL and previously held in the Voting Trust under the terms of the Voting Trust Agreement were converted into 1,801,740 shares of our common stock in accordance with the current conversion ratio as set forth in the Certificate of Designations, Rights and Preferences of the Series B Preferred Stock. Such 1,801,740 shares of our common stock were immediately cancelled as required by the terms of that certain Additional Modification Agreement, dated February 9, 2009, between SIBL and the Company. As a result, there are currently no shares of Series B Preferred Stock issued and outstanding. The Series B Preferred Stock has limited voting rights.

Equity Compensation Plan Information

As of December 31, 2010, we had two equity compensation plans that were approved by the stockholders. The 2007 Stock Option and Incentive Plan (“2007 SOIP”), which authorizes the issuance of equity grants of up to 2,606,700 shares to certain key employees, and the 2008 Executive Incentive Plan (“2008 Plan”), which authorizes the issuance of options, restricted stock awards, unrestricted stock awards, deferred stock awards, performance grants and incentive awards. The 2008 Plan provides for the issuance of both incentive stock options (“ISO’s”) and non-qualified stock options (“NQO’s”). ISO’s may only be granted to officers and employees and NQO’s may be granted to directors, officers, employees, consultants and advisors. We have reserved 7,744,000 shares of common stock for issuance under the 2008 Plan.

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

Certain Relationships and Related Transactions

Since January 1, 2009, we have not been a party to, and we have no plans to be a party to, any transaction or series of similar transactions in which the amount involved exceeded or will exceed $120,000 and in which any current director, executive officer, holder of more than 5% of our capital stock, or entities affiliated with them, had or will have a material interest other than in the transactions described in this Amendment No. 1. The descriptions set forth below are qualified in their entirety by reference to the applicable agreements, copies of which are filed as exhibits to our Form 10-K for the year ended December 31, 2010.

Stanford International Bank Ltd.

Bridge Loan Agreement

On July 21, 2008, we entered into a credit agreement with SIBL (the “Bridge Loan Agreement”), pursuant to which SIBL agreed to provide a loan to us in the principal amount of up to $40 million. On February 6, 2009, as part of a modification to our capital structure, we entered into a Modification Agreement and a Fourth Amendment with SIBL. Pursuant to the Modification Agreement:

●	we agreed to further amend the Bridge Loan Agreement (“Fourth Amendment”) to terminate SIBL’s obligation to fund the balance of $28 million committed by SIBL under the Bridge Loan Agreement;

●
in partial consideration of our agreement to terminate the Bridge Loan Agreement, SIBL agreed to convert the $12 million outstanding principal amount under the Bridge Loan Agreement into 1,777,778 shares of our Series B Preferred Stock and the accrued interest was cancelled;

●	as a result of the Fourth Amendment and the termination of the Bridge Loan Agreement, all related loan, security and collateral documents were also released and terminated;

●	SIBL agreed to surrender for cancellation 16,148,612 shares of our common stock thereby reducing to 49.9% SIBL’s ownership of our outstanding common stock;

●	we granted SIBL an option, exercisable through March 31, 2009, to purchase an additional 592,593 shares of our Series B Preferred Stock for an aggregate purchase price of $4 million (the “Option”). The Option expired unexercised;

●	SIBL agreed to modify the Series B Preferred Stock as follows:

●
setting the initial conversion rate (the “Conversion Rate”) for the shares of the Series B Preferred Stock at a rate of seven shares of our common stock for each eight shares of Series B Preferred Stock;

● providing for an adjusted Conversion Rate of 3.5 shares of common stock for every eight shares of Series B Preferred Stock in the event that SIBL did not exercise the Option;

●
providing that the shares of Series B Preferred Stock would be automatically converted into shares of our common stock at the then effective Conversion Rate to the extent necessary for SIBL to maintain ownership of 49.9% of the then total amount of issued and outstanding shares of our common stock;

● removing all voting rights of the Series B Preferred Stock;

● providing that the shares of Series B Preferred Stock would have no more rights than our common stock, other than a liquidation preference; and

● adding certain protective provisions regarding actions requiring the prior approval of the holders of the majority of the Series B Preferred Stock outstanding.

●	SIBL agreed to place all of its shares of our common stock and Series B Preferred Stock in a voting trust pursuant to a voting trust agreement;

●	all registration rights agreements between us and SIBL were terminated with no further obligation on our part to file any registration statement for the benefit of SIBL;

●	we agreed to amend the employment agreement of Pete R. Pizarro, our Chief Executive Officer (“Mr. Pizarro”), who would have otherwise been entitled to terminate his employment for “Good Reason;” and

●	SIBL agreed to the transfer to us, by February 28, 2009, of $2.35 million of indebtedness of our subsidiary, Desca, due to an affiliate of SIBL in exchange for 344,444 shares of Series B Preferred Stock, or, if such transfer did not occur, a further cancellation of 1,801,740 shares of our common stock held under the voting trust agreement. Such transfer and exchange was not made by SIBL.

Prior to March 30, 2011, in accordance with the court order issued by the United States District Court on February 16, 2009,in the SIBL receivership matter, we had not canceled any shares of our common stock, nor issued any shares of our Series B Preferred Stock or converted any shares of our Series B Preferred Stock into common stock pursuant to the terms of the Modification Agreement.

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

In connection with the anticipated closing of the transactions contemplated in the Contribution Agreement with Amper, on March 30, 2011, we terminated the Voting Trust Agreement.

Upon the termination of the Voting Trust Agreement, 12,364,377 shares of our common stock were reissued in the name of SIBL. In addition, 4,118,263 shares of our Series B Preferred Stock were automatically converted into 1,801,740 shares of our common stock in accordance with the current conversion ratio as set forth in the Certificate of Designations, Rights and Preferences of the Series B Preferred Stock. Such 1,801,740 shares of our common stock were immediately cancelled as required by the terms of that certain Additional Modification Agreement, dated February 9, 2009, between SIBL and the Company. We obtained the consent and acknowledgment of the receiver for SIBL for the issuances and cancellation of shares described above.

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

Under the terms of the 30% Purchase Agreement we:

(i)	made a payment to Alvarado of $500,000 in cash,

(ii)	executed and delivered to Alvarado a $500,000 promissory note, and

(iii)	issued to Alvarado 2,500,000 shares of our common stock, valued at $0.9 million based on the closing stock price of $0.34 on July 17, 2009, of which

a.	one-half of such shares were deposited with an escrow agent to be held and released in accordance with the terms of an escrow agreement, as described below, and

b.	one-half of such shares were delivered to Alvarado.

In addition to the purchase price described above, Alvarado was entitled to certain contingent consideration (the “Contingent Consideration”) in the event Desca achieved certain financial performance targets for 2009. However, pursuant to the terms of the Purchase Agreement and as a result of Desca’s financial performance targets for 2009, we were not required to pay the Contingent Consideration.

All but 1,250,000 shares of our common stock constituting part of the purchase price were deposited with an escrow agent to be held and released over a 4-year period, as described below. All shares of our common stock held in escrow were available to satisfy any claim by us for indemnification under the 30% Purchase Agreement.

At the closing of the 30% Purchase Agreement, Alvarado also entered into a two-year amended and restated employment agreement pursuant to which he served as chief executive officer of our Networking Group. Alvarado also executed a non-compete agreement containing customary non-compete, non-solicitation, non-disclosure and non-disparagement covenants. Finally, eLandia and Alvarado executed a termination and release agreement pursuant to which each of the parties agreed to terminate certain prior agreements and to release any claims the parties may have had against one another arising prior to the date of the 30% Purchase Agreement.

On October 5, 2010, we entered into a Separation Agreement with Alvarado, pursuant to which Alvarado’s employment relationship with Desca was terminated without cause. As part of his separation from Desca, Alvarado resigned from all positions held with Desca, its subsidiaries and affiliates. The Separation Agreement provided for severance pay for a period of 12 months and includes a standard waiver and general release by Alvarado of any and all claims he may have had against the Company, Desca or any of their respective subsidiaries or affiliates.

Pursuant to the Separation Agreement, we agreed to waive any indemnification claims under the 30% Purchase Agreement, with the exception of any future claims relating to any intentional misconduct by Alvarado, in exchange for the following: (a) all of the 2.5 million shares of our common stock (along with any convertible securities held by Alvarado) were returned by Alvarado to the Company and cancelled; and (b) the payment schedule under the promissory note was modified to provide for 12 monthly payments of $10,000 each and, thereafter through the extended maturity date in January 2013, monthly payments of $32,500 each. Payments on the note may be accelerated if we receive certain minimum payments under a material customer contract. In addition, we agreed to transfer our ownership interest in Magna Consult L.L.C., a consulting services company, to Alvarado. This consulting company does not engage in direct competition with us or our subsidiaries.

As part of the Separation Agreement, Alvarado reaffirmed and ratified the terms of his existing non-compete agreement which contains customary non-compete, non-solicitation, non-disclosure and non-disparagement covenants. Such non-compete agreement shall remain in force for a 12-month period following the effective date of the Separation Agreement.

Director Independence

As of the date of this Amendment No. 1, we do not have securities listed on a national securities exchange or in an inter-dealer quotation system. As such, there is no requirement that a majority of the members of our Board of Directors be independent. Nonetheless, our Board of Directors, in the exercise of reasonable business judgment, determined that a majority of our directors should qualify as independent directors pursuant to SEC rules and regulations and the independence standards of the listing requirements of The NASDAQ Stock Market. Under these standards, a director is not “independent” if he has certain specified relationships with the company or any other relationships that, in the opinion of the Board, would interfere with his exercise of independent judgment as a director.

In particular and subject to some exceptions, the NASDAQ rules generally provide that a director will not be independent if:

●	the director is, or in the past three years has been, employed by the Company or any of its subsidiaries;

●	the director has an immediate family member who is, or in the past three years has been, an executive officer of the Company or any of its subsidiaries;

●
the director or a member of the director’s immediate family has received payments from the Company of more than $100,000 during any period of twelve consecutive months within the past three years other than for service as a director;

●
the director or a member of the director’s immediate family is a current partner of our independent auditors, or is, or in the past three years, has been, employed by our independent auditors in a professional capacity and worked on the Company’s audit;

●
the director or member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where the Company’s executive officer serves on the compensation committee; or

●
the director or a member of the director’s immediate family is a partner in, or a controlling stockholder or an executive officer of, an entity that makes payments to or receive payments from the Company in an amount which, in any fiscal year during the past three years, exceeds the greater of $200,000 or 5% of the other entity’s consolidated gross revenues.

Based on its review of the foregoing standards, the Board of Directors has affirmatively determined that our independent directors are: Charles J. Fernandez, M. Lewis Temares and Angel Medina.

The Board of Directors has established several committees to assist it in fulfilling its responsibilities:

●	the Audit Committee (comprised of Messrs. Fernandez, Temares and Medina);

●	the Compensation Committee (comprised of Messrs. Fernandez, Temares and Medina); and

●	the Nominating and Corporate Governance Committee (comprised of Messrs. Fernandez, Temares and Medina).

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

The firm of Marcum, LLP (“Marcum”), an independent registered public accounting firm, served as our auditors for the quarters ending March 31, 2009 and June 30, 2009. The firm of Morrison Brown Argiz & Farra, LLC (“MBAF”), an independent registered public accounting firm, served as our auditors for the fiscal years ending December 31, 2010 and 2009.

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by Marcum and MBAF for the reviews and audit of our annual financial statements for the years ended December 31, 2010 and 2009 and fees billed for other services rendered by Marcum and MBAF during those periods.

Principal Accountant Fees and Services

	2010	2009
Audit Fees (1)	$840,000	$1,027,000
Audit-Related Fees (2)	—	—
Tax Fees (3)	45,000	45,000
All Other Fees (4)	—	—
Total	$885,000	$1,072,000

(1)
Audit fees consist principally of audit work performed on the consolidated financial statements, as well as work generally only the independent auditors can reasonably be expected to provide, such as statutory audits, included in our Form 10-K and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during those fiscal years.

(2)
Audit related fees consist principally of services related to our assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements.

(3)	Tax fees consist principally of assistance with taxation compliance, tax advice and tax planning.
(4)	“Other” services include products and services provided by our principal accountant, other than the services covered above.

Audit Committee Pre-Approval Policies and Procedures

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

Prior to engagement of the independent auditor for the next year’s audit, we require management to submit a list of services and related fees expected to be rendered during that year within each of four categories of services to the Audit Committee for approval.

●
Audit services include audit work performed on the financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and discussions surrounding the proper application of financial accounting and/or reporting standards.

●
Audit-Related services are for assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

●
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

●	Other fees are those associated with services not captured in the other categories. We generally do not request such services from the independent auditor.

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

All services performed by Marcum and MBAF during fiscal years 2010 and 2009 were approved in accordance with this policy.

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

ELANDIA INTERNATIONAL INC.

Date: April 29, 2011	By:	/s/ Pete R. Pizarro
Pete R. Pizarro, Chairman of the Board (Chief Executive Officer)

Date: April 29, 2011	By:	/s/ Harley L. Rollins, III
Harley L. Rollins, III, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 29, 2011.

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