Form 10-Q
period 2011-03-31
ELANDIA INTERNATIONAL INC.
filed 2011-05-23
CIK 1352819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant has filed all documents and reports to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of May 20, 2011, the registrant had 25,090,220 shares of common stock, $0.00001 par value per share, outstanding.

ELANDIA INTERNATIONAL INC AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

eLandia International Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$11,970,583	$10,926,659
Restricted Cash	2,628,893	851,654
Accounts Receivable, Net	57,415,280	63,622,336
Inventories, Net	8,268,530	8,330,218
Prepaid Expenses and Other Current Assets	9,274,397	8,076,018
Deposits with Suppliers and Subcontractors	9,847,161	9,943,463
VAT Receivable, Net	2,644,533	3,259,350

Total Current Assets	102,049,377	105,009,698
Property, Plant and Equipment, Net	44,492,675	32,020,861
Telecommunications Licenses and Agreements	858,743	858,743
Customer Lists, Net	875,978	941,445
Contract Rights, Net	—	4,522
Goodwill	11,085,660	11,085,660
Other Assets	4,223,226	3,208,420

TOTAL ASSETS	$163,585,659	$153,129,349

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$38,512,262	$47,582,308
Accrued Expenses	23,941,359	17,641,158
Lines of Credit	7,782,015	6,052,110
Long-Term Debt - Current Portion	19,723,676	15,343,251
Capital Lease Obligations - Current Portion	1,347,732	1,514,522
Customer Deposits	13,892,101	10,712,176
Deferred Revenue	7,667,333	10,107,877
Liabilities of Discontinued Operations	1,083,091	758,091
Other Current Liabilities	5,530,596	4,459,482

Total Current Liabilities	119,480,165	114,170,975
Long-Term Liabilities
Long-Term Debt, Net of Current Portion	29,296,399	28,755,546
Capital Lease Obligations, Net of Current Portion	1,322,598	1,606,173
Deferred Revenue, Net of Current Portion	1,349,235	1,776,823
Liabilities of Discontinued Operations	—	500,000
Other Long-Term Liabilities	2,493,627	2,635,613

Total Long-Term Liabilities	34,461,859	35,274,155

Total Liabilities	153,942,024	149,445,130

Commitments and Contingencies
Stockholders’ Equity
eLandia International Inc. Stockholders’ (Deficit) Equity
Preferred Stock, $0.00001 Par Value; 35,000,000 Shares Authorized; -0- and 4,118,263 Shares Issued and Outstanding at March 31, 2011 and December 31, 2010, Respectively
Series A Convertible Preferred Stock, $0.00001 Par Value; 6,500,000 Shares Authorized; -0- Shares Issued and Outstanding at March 31, 2011 and December 31, 2010, Respectively	—	—
Series B Convertible Preferred Stock, $0.00001 Par Value; 14,074,074 Shares Authorized; -0- and 4,118,263 Shares Issued and Outstanding at March 31, 2011 and December 31, 2010, Respectively. Liquidation preference of $27,798,275 at December 31, 2010	—	16,679,962
Common Stock, $0.00001 par value; 200,000,000 Shares Authorized; 25,090,220 and 25,240,220 Shares Issued and Outstanding at March 31, 2011 and December 31, 2010, Respectively	250	251
Additional Paid-In Capital	189,072,472	172,204,748
Accumulated Deficit	(192,838,755)	(189,693,771)
Accumulated Other Comprehensive Loss	(2,568,713)	(3,133,652)

Total eLandia International Inc. Stockholders’ Deficit	(6,334,746)	(3,942,462)
Noncontrolling Interests	15,978,381	7,626,681

Total Stockholders’ Equity	9,643,635	3,684,219

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$163,585,659	$153,129,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

eLandia International Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
REVENUE
Product Sales	$22,130,971	$25,892,828
Services	15,510,963	12,650,417

Total Revenue	37,641,934	38,543,245
COSTS AND EXPENSES
Cost of Revenue – Product Sales	16,834,615	19,748,750
Cost of Revenue – Services	9,476,687	6,699,470
Sales, Marketing and Customer Support	4,178,429	4,739,217
General and Administrative	6,769,374	7,230,787
Negative Goodwill	(2,907,114)	—
Transaction Related Expenses	213,053	118,357
Depreciation and Amortization	1,495,629	1,576,087
Amortization – Intangible Assets	69,989	83,956

Total Operating Expenses	36,130,662	40,196,624

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,511,272	(1,653,379)
OTHER (EXPENSE) INCOME
Interest Expense and Other Financing Costs	(1,480,396)	(1,083,001)
Interest Income	44,846	99,437
Other Expense	(107,177)	(6,669)
Gain on Extinguishment of Debt	—	2,037,500
Foreign Exchange Loss	(2,246,343)	(2,570,677)

Total Other (Expense) Income	(3,789,070)	(1,523,410)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	(2,277,798)	(3,176,789)
Income Tax Expense	(239,234)	(3)

LOSS FROM CONTINUING OPERATIONS, NET OF INCOME TAX EXPENSE	(2,517,032)	(3,176,792)
INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX EXPENSE	—	466

NET LOSS	$(2,517,032)	$(3,176,326)
Less: Income Attributable to Noncontrolling Interests	(627,952)	(294,983)

NET LOSS ATTRIBUTABLE TO ELANDIA INTERNATIONAL INC.	$(3,144,984)	$(3,471,309)

AMOUNTS ATTRIBUTABLE TO ELANDIA INTERNATIONAL INC.
Loss from Continuing Operations	$(3,144,984)	$(3,471,775)
Income from Discontinued Operations	—	466

NET LOSS ATTRIBUTABLE TO ELANDIA INTERNATIONAL INC.	$(3,144,984)	$(3,471,309)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO ELANDIA INTERNATIONAL INC., BASIC AND DILUTED
Continuing Operations	$(0.12)	$(0.13)
Discontinued Operations	—	—

Net Loss per Common Share	$(0.12)	$(0.13)

Weighted Average Number of Common Shares Outstanding, Basic and Diluted	25,266,678	27,675,012

OTHER COMPREHENSIVE LOSS, NET OF TAX
Net Loss	$(2,517,032)	$(3,176,326)
Foreign Currency Translation Adjustment	564,939	134,274

Comprehensive Loss	(1,952,093)	(3,042,052)
Comprehensive Income Attributable to Noncontrolling Interest	(627,952)	(294,983)

COMPREHENSIVE LOSS ATTRIBUTABLE TO ELANDIA INTERNATIONAL INC.	$(2,580,045)	$(3,337,035)

The accompanying notes are an integral part of these condensed consolidated financial statements.

eLandia International Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

For The Three Months Ended March 31, 2011

(Unaudited)

	Preferred Stock - Series A $0.00001 Par Value		Preferred Stock - Series B $0.00001 Par Value		Common Stock $0.00001 Par Value		Additional Paid- In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCES — January 1, 2011	—	$—	4,118,263	$16,679,962	25,240,220	$251	$172,204,748	$(189,693,771)	$(3,133,652)	$7,626,681	$3,684,219
Conversion of Series B Preferred Stock to Common Stock in Connection with Termination of Voting Trust Agreement	—	—	(4,118,263)	(16,679,962)	1,801,740	18	16,679,944	—	—	—	—
Cancellation of Common Stock in Connection with Termination of Voting Trust Agreement	—	—	—	—	(1,801,740)	(18)	18	—	—	—	—
Return and Cancellation of Common Stock in Connection with Settlement Agreement	—	—	—	—	(150,000)	(1)	(29,999)	—	—	—	(30,000)
Noncontrolling Interest in Connection with Acquisition of SamoaTel	—	—	—	—	—	—	—	—	—	4,635,705	4,635,705
Noncontrolling Interest in Connection with the Formation of BSI	—	—	—	—	—	—	—	—	—	3,088,043	3,088,043
Foreign Currency Translation Adjustment	—	—	—	—	—	—	—	—	564,939	—	564,939
Share-Based Compensation	—	—	—	—	—	—	217,761	—	—	—	217,761
Net Loss	—	—	—	—	—	—	—	(3,144,984)	—	627,952	(2,517,032)

BALANCES — March 31, 2011	—	$—	—	$—	25,090,220	$250	$189,072,472	$(192,838,755)	$(2,568,713)	$15,978,381	$9,643,635

The accompanying notes are an integral part of these condensed consolidated financial statements.

eLandia International Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,517,032)	$(3,176,326)

Adjustments to Reconcile Net Loss to Net Cash and Cash Equivalents Used in Operating Activities:
Income from Discontinued Operations	—	(466)
Provision for Doubtful Accounts	222,268	43,407
Share-Based Compensation	217,761	315,523
Depreciation and Amortization	1,495,629	1,576,087
Amortization — Intangible Assets	69,989	83,956
Amortization of Deferred Financing Costs and Discount on Long-Term Debt	28,710	28,325
Negative Goodwill	(2,907,114)	—
Gain on Extinguishment of Debt	—	(2,037,500)
Foreign Currency Loss	2,246,343	2,570,677
Changes in Operating Assets and Liabilities:
Accounts Receivable	7,240,398	(933,230)
Inventories	502,454	(926,186)
Prepaid Expenses and Other Current Assets	(739,537)	(2,176,715)
Deposits with Suppliers and Subcontractors	96,302	(424,970)
VAT Receivable	614,817	(342,133)
Other Assets	(751,233)	(729,367)
Accounts Payable	(9,072,353)	(6,457,688)
Accrued Expenses	2,162,817	2,318,574
Customer Deposits	3,179,925	604,941
Deferred Revenue	(3,018,132)	(1,592,900)
Other Liabilities	739,928	(736,991)

TOTAL ADJUSTMENTS	2,328,972	(8,816,656)

CASH AND CASH EQUIVALENTS USED IN OPERATING ACTIVITIES	(188,060)	(11,992,982)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Paid for Acquisitions	(4,435,822)	—
Purchases of Property and Equipment	(158,874)	(1,067,452)
Restricted Cash	(1,777,239)	(551,188)

CASH AND CASH EQUIVALENTS USED IN INVESTING ACTIVITIES	(6,371,935)	(1,618,640)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Lines of Credit, Net	1,729,905	(377,958)
Proceeds from Long-Term Debt, Net	5,092,740	5,526,638
Principal Payments on Capital Leases	(450,365)	(518,127)
Proceeds from Noncontrolling Interest in Connection with BSI	3,088,043	—

CASH AND CASH EQUIVALENTS PROVIDED BY FINANCING ACTIVITIES	9,460,323	4,630,553

CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating Cash Flows	(175,000)	(142,047)
Financing Cash Flows	—	52,132

NET CASH AND CASH EQUIVALENTS USED IN DISCONTINUED OPERATIONS	(175,000)	(89,915)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1,681,404)	(2,609,604)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,043,924	(11,680,588)
CASH AND CASH EQUIVALENTS — Beginning	10,926,659	17,865,681

CASH AND CASH EQUIVALENTS — Ending	$11,970,583	$6,185,093

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid During the Periods For:
Interest	$914,895	$180,786
Taxes	$364,583	$1,344,881
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Series B Preferred Stock to Common Stock in Connection with Termination of Voting Trust Agreement	$16,679,962	$—
Cancellation of Shares in Connection with Termination of Voting Trust Agreement	$18	$—
Value of Options Granted to BSI lenders	$189,200	$—
Issuance of Common Stock for Consulting Services	$—	$30,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2011

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

NOTE 2 – Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements as of March 31, 2011, and for the three months then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited consolidated financial statements. The unaudited interim condensed consolidated balance sheet as of March 31, 2011, unaudited interim condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010, the unaudited interim condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2011, and the unaudited interim condensed consolidated statements of cash flows for the three months ended March 31, 2011 and 2010 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three months ended March 31, 2011 are not necessarily indicative of results to be expected for the year ending December 31, 2011 or for any future interim period. The condensed consolidated balance sheet at December 31, 2010 has been derived from audited consolidated financial statements; however, these notes to the condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete consolidated financial statements. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC.

NOTE 3 – Liquidity, Financial Condition and Management’s Plans

We incurred a $2.5 million loss from continuing operations, net of income tax expense, and used $0.2 million of cash in continuing operations for the three months ended March 31, 2011. As of March 31, 2011, we have a $192.8 million accumulated deficit and a working capital deficit of $17.4 million.

Our net loss includes an aggregate of $1.4 million of net non-cash charges, principally consisting of $2.2 million of foreign currency loss and $1.6 million of depreciation and amortization, offset by $2.9 million of negative goodwill arising from the acquisition of SamoaTel (see Note 6).

Our sources of funds include cash from external financing arrangements, including term loans in the amount of $22.2 million and a revolving line of credit facility of up to $6.5 million from ANZ Finance American Samoa, Inc. (“ANZ Finance”), various lines of credit with multiple local banks in South and Central America and financing of trade payables provided by our principal supplier.

Additional sources of funds include a $5 million Exclusivity Advance received from Amper, S.A. (“Amper”) and a $5.5 million advance received from Medidata Informática, S.A. (“Medidata”). In April 2011, we entered into a Credit Agreement with Medidata whereby we received an additional $6 million.

As more fully described in Note 6, on March 31, 2011, we consummated the closing under a Share Sale and Purchase Agreement with The Government of the Independent State of Samoa pursuant to which Bluesky SamoaTel Investments Limited (“BSI”), a subsidiary of AST Telecom, LLC (“AST”), acquired 75% of the issued and outstanding capital shares of SamoaTel Limited (“SamoaTel”) in exchange for $11 million. We own approximately 75% of BSI and the remaining 25% is owned by other financial investors. SamoaTel is a provider of telecommunications products and services in Samoa and offers a full range of services including fixed line, mobile, data and calling card services for homes and businesses in Samoa. Prior to this transaction, AST had no operations in Samoa, which is approximately 80 miles from America Samoa, where AST operates.

Additionally, as more fully described in Note 7, on March 31, 2011, we conducted a closing in escrow under the Contribution Agreement, whereby Amper will acquire 150,745,913 shares of our newly issued common stock in exchange for the contribution to eLandia of approximately 79.7% of the outstanding capital stock of Medidata.

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

March 31, 2011

(Unaudited)

Management believes that we will have sufficient working capital to sustain operations through at least April 1, 2012. The acquisition of Medidata and SamoaTel are expected to provide us with a significant working capital surplus in the future. However, there can be no assurance that the plans and actions proposed by management will be successful or that unforeseen circumstances will not require us to seek additional funding sources in the future or effectuate plans to conserve liquidity. In addition, there can be no assurance that in the event additional sources of funds are needed they will be available on acceptable terms, if at all. Although the overall economy is showing signs of recovery, in particular in the markets we serve, the current macro-economic conditions create risk and our ability to measure and react to these issues will ultimately factor into our future success and ability to meet our business objectives and fulfill our business plan. In addition, if we are not able to sell our assets or our sources of revenue do not generate sufficient capital to fund operations, we will need to identify other sources of capital and/or we may be required to modify our business plan. Our inability to obtain needed debt and/or equity financing when needed or to generate sufficient cash from operations may require us to scale back our business plan and limit our planned growth and expansion activities, abandon projects and/or curtail capital expenditures. The current challenging economic conditions and the unusual events that have affected global financial markets have impaired our ability to identify and secure other sources of capital. At this time, we cannot provide any assurance that other sources of capital will be available.

In order to strengthen our cash position, we are attempting to enforce our collection terms more stringently than in the past and are also requiring customer advances and/or earlier payment terms for certain customers in certain markets. Additionally, in Venezuela, due to the economic challenges that exist in that marketplace, we have not had the liquidity and/or ability to pay down our payables on a timelier basis. As a result, we have been experiencing credit holds from our principal vendor in our Latin American segment, which has limited our ability to expand and/or operate our business. We are actively seeking additional working capital that will allow us to book sales irrespective of credit limitations that may be imposed by our vendors. If we cannot continue to strengthen our overall financial position, we may experience additional restrictions on our vendor credit. Such events could have a material adverse impact on our results of operations and financial condition.

NOTE 4 – Significant Accounting Policies

Principles of Consolidation

The unaudited interim condensed consolidated financial statements include the accounts of eLandia and all of its wholly-owned and majority owned subsidiaries. We have classified as discontinued operations for all periods presented the accounts of our operations in Fiji and certain eLandia predecessor companies that no longer conduct any operations. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Reclassification

We have reclassified certain prior year amounts to conform to the current period’s presentation. These reclassifications have no effect on the financial position or results of operations reported as of and for the three months ended March 31, 2010.

Use of Estimates

The preparation of the unaudited interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited interim condensed consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the valuation of SamoaTel, the amount of uncollectible accounts receivable, the valuation of value added tax (“VAT”) receivable, deferred taxes and related valuation allowances, the amount to be paid for the settlement of liabilities of discontinued operations, accrued expenses, the amount allocated to contract rights, customer lists, trade names and goodwill in connection with acquisitions, along with the estimated useful lives for amortizable intangible assets and property, plant and equipment, warrants granted in connection with various financing transactions, and share-based payment arrangements.

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

March 31, 2011

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

Our policy is to reserve for uncollectible accounts based on our best estimate of the amount of probable credit losses in our existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Other factors that we consider include our existing contractual obligations, historical payment patterns of our customers and individual customer circumstances, an analysis of days sales outstanding by customer and geographic region, and a review of the local economic environment and its potential impact on the realizability of accounts receivable. Account balances deemed to be uncollectible are charged to the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. Our allowance for doubtful accounts at March 31, 2011 and December 31, 2010 amounted to approximately $2.3 million and $2.1 million, respectively.

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

Accounts Payable

Included in our accounts payable at March 31, 2011 and December 31, 2010 is approximately $11.4 million and $21.1 million, respectively, of short-term vendor financed payables.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to eLandia by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted net loss per common share attributable to eLandia for the three months ended March 31, 2011 and 2010 includes 28,125 unexercised warrants, respectively, each with an exercise price of $.001 per share.

The computation of basic loss per share for the three months ended March 31, 2011 and 2010 excludes the following potentially dilutive securities because their inclusion would be anti-dilutive.

	For the Three Months Ended March 31,
	2011	2010
Convertible Preferred Stock	—	4,118,263
Common Stock Purchase Warrants	259,259	1,409,259
Stock Options	7,789,525	8,119,545

	8,048,784	13,647,067

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

March 31, 2011

(Unaudited)

As described in Note 7, on March 31, 2011, we placed 150,745,913 shares of our common stock to be issued to Amper and 1,512,000 shares of our common stock to be issued to executive management in escrow pending the completion of the Amper transaction.

Recently Adopted Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements” (“ASU No. 2009-13”). ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (“deliverables”) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements,” of the Codification for separating consideration in multiple-deliverable arrangements. A selling price hierarchy is established for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. Additional disclosures related to a vendor’s multiple-deliverable revenue arrangements are also required by this update. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into, or materially modified, in fiscal years beginning on or after June 15, 2010 with early adoption permitted. The adoption of this pronouncement did not have a material impact on our condensed consolidated financial position or results of operations.

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

NOTE 5 – Fair Value

We have determined the estimated fair value amounts presented in these unaudited interim condensed consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the unaudited interim condensed consolidated financial statements are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. We have based these fair value estimates on pertinent information available as of March 31, 2011 and December 31, 2010. As of March 31, 2011 and December 31, 2010, the carrying value of all financial instruments approximates fair value.

We have classified our assets and liabilities recorded at fair value based upon the following fair value hierarchy:

•	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access.

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

March 31, 2011

(Unaudited)

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

The following are the classes of assets measured at fair value on a nonrecurring basis as of March 31, 2011 and December 31, 2010, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	March 31, 2011
	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at March 31, 2011
Goodwill	$—	$—	$11,085,660	$11,085,660
Intangible Assets	—	—	1,734,721	1,734,721

Total	$—	$—	$12,820,381	$12,820,381

	December 31, 2010
	Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2010
Goodwill	$—	$—	$11,085,660	$11,085,660
Intangible Assets	—	—	1,804,710	1,804,710

Total	$—	$—	$12,890,370	$12,890,370

NOTE 6 – Acquisition

On March 31, 2011, our wholly-owned subsidiary, AST, consummated the closing under a Share Sale and Purchase Agreement with The Government of the Independent State of Samoa (“Samoa”) pursuant to which, among other things, BSI, a subsidiary of AST, acquired 75% of the issued and outstanding capital shares of SamoaTel in exchange for $11 million. We own approximately 75% of BSI and the remaining 25% is owned by other financial investors. SamoaTel is a provider of telecommunications products and services in Samoa and offers a full range of services including fixed line, mobile, data and calling card services for homes and businesses in Samoa.

The acquisition of SamoaTel was accounted for under the acquisition method of accounting. Accordingly, the acquired assets and assumed liabilities were recorded at their estimated fair values, and operating results for SamoaTel were included in the consolidated financial statements from the effective date of acquisition of March 31, 2011. Accounting standards require that when the fair value of the net assets acquired exceeds the purchase price, resulting in negative goodwill, the acquirer must reassess the

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

March 31, 2011

(Unaudited)

reasonableness of the values assigned to all of the net assets acquired, liabilities assumed and consideration transferred. We performed such a reassessment and concluded that the values assigned for the SamoaTel acquisition are reasonable. Consequently, we have recorded $2.9 million of negative goodwill arising from the acquisition of SamoaTel in the statement of operations during the three months ended March 31, 2011. We believe the negative goodwill realized in acquisition accounting was the result of a number of factors, including viewing this as the best outcome for SamoaTel based on the bids received by Samoa.

The purchase price has been allocated on a preliminary basis using information currently available. The allocation of the purchase price to the assets acquired and liabilities assumed is expected to be finalized during the third quarter of 2011, as more information is obtained regarding asset valuations, liabilities assumed and revisions of preliminary estimates of fair values made at the date of purchase. The allocation of the purchase price is summarized as follows:

Consideration Paid:
Cash Paid	$11,000,000

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:
Total Current Assets	$8,719,396
Property, Plant and Equipment	13,808,569
Other Assets	274,546
Current Liabilities	(4,259,692)

Net Assets Acquired	18,542,819
Noncontrolling Interest	(4,635,705)
Negative Goodwill	(2,907,114)

$11,000,000

We have determined that pro forma results of operations for SamoaTel are not significant for inclusion.

Funding of the Acquisition

The acquisition of SamoaTel was funded through $5.5 million of debt, cash paid by AST in the amount of $1.9 million and cash paid by other investors in the amount of $3.6 million.

In connection with the closing of the SamoaTel Share Sale and Purchase Agreement, AST entered into a loan agreement (the “Loan Agreement”) with ANZ Finance America Samoa, Inc. and ANZ Amerika Samoa Bank (jointly, “ANZ”), pursuant to which ANZ committed to provide financing of up to $5,500,000 in the form of a five year term loan described below (the “Loan”). In addition, ANZ committed to provide up to $3,500,000 in a two year letter of credit facility which AST may use to issue letters of credit to various vendors (the “Facility”) for capital improvements. AST is the borrower under the Loan Agreement and the Facility. The Loan and the Facility are principally secured by substantially all of the assets and operations of AST. The Loan bears interest at the rate of 2.5% above the prime rate. AST paid ANZ a fee of $82,500 at closing. At closing, AST borrowed the full amount available under the Loan and used the proceeds for the purchase of SamoaTel. In connection with the Loan Agreement and the Facility, we increased our existing guaranty and security agreements in favor of ANZ (respectively, the “Guaranty”) to include the amounts borrowed under the Loan Agreement and the Facility. Pursuant to the Guaranty, we have unconditionally guaranteed the repayment and other obligations of AST under the Loan Agreement and the Facility. In connection with the Loan Agreement and the Facility, AST executed a stock pledge agreement of all of its interest in the issued and outstanding shares of capital stock of BSI.

Certain cross-default provisions contained in this Loan Agreement may be triggered by the violation of the interest coverage ratio on another of AST’s term loan. However, ANZ Finance has indicated they will not call the loan. We are currently in discussions with ANZ Finance to obtain a waiver for the interest coverage covenant violation.

A portion of the acquisition of SamoaTel was funded by $3.1 million in proceeds received from investors in exchange for preferred stock in BSI. Local investors purchased $2,558,248 of Series B preferred stock and $576,813 of Series C preferred stock. In addition to being entitled to receive ordinary dividends paid by BSI, the Series B preferred stock has an annual cumulative dividend of 7% through March 31, 2016. The Series C preferred stock has an annual cumulative dividend of 10% through March 31, 2016 which will increase to 20% if the shares are not redeemed. On March 31, 2011, BSI entered into loan agreements in the amount of $498,552 with two investors which are due on March 31, 2016. The proceeds of the loans were used for the acquisition of SamoaTel. In addition, the loan agreements grant the lenders the option to purchase shares in BSI. The prospective value of this option is estimated at $189,200 and is recorded in other long-term liabilities in the accompanying condensed consolidated balance sheet at March 31, 2011. The cash paid by the investors for BSI’s preferred stock has been recorded as a component of noncontrolling interest. Additionally, an executive of AST participated in the acquisition of SamoaTel by purchasing common and preferred stock in BSI for a total consideration of $400,000.

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

March 31, 2011

(Unaudited)

Noncontrolling interest of $8.4 million at March 31, 2011 represents the fair value of the noncontrolling interest related to the acquisition of SamoaTel and the investors’ noncontrolling interest in BSI.

NOTE 7 – Contribution Agreement

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

On March 31, 2011, we executed and delivered certain closing documents under the Contribution Agreement subject to the closing documents being held in escrow pending the receipt from our transfer agent of a stock certificate representing 150,745,913 shares of our common stock issued in the name of Amper and stock certificates representing the 5,223,517 capital shares of Hemisferio transferred to the name of the Company, which transfer requires registration with certain Spanish and Brazilian authorities, and certain other related legal opinions. The closing of the transactions contemplated by the Contribution Agreement was subject to various conditions, all of which were satisfied, waived or deferred pursuant to the escrow arrangement prior to the closing, including: (i) obtaining the consent of the FCC, (ii) receipt of a fairness opinion from our investment bank, (iii) receipt of waivers executed by our chief executive officer and chief financial officer with respect to any severance obligations of the Company which may be triggered by the closing of the Contribution Agreement transactions, and (iv) receipt of a consent of the receiver for Stanford International Bank Ltd. (“SIBL”) to the transactions contemplated by the Contribution Agreement. We expect that the requirements with respect to the recordation of the ownership of the Brazilian subsidiaries of Hemisferio will occur prior to the end of May 2011. Upon receipt of these pending items by the escrow agent, the escrowed materials will be released, the closing will be consummated and control will be transferred to the respective parties.

In connection with the closing of the Contribution Agreement transaction, on March 31, 2011 we entered into an Amended and Restated Executive Employment Agreement with Pete R. Pizarro, our Chief Executive Officer, (the “Pizarro Employment Agreement”) which will supersede and replace Mr. Pizarro’s prior employment agreement. The Pizarro Employment Agreement has an initial term of four years. As in his previous employment agreement, Mr. Pizarro will receive a base salary of $375,000 and may also receive an annual performance bonus of up to 100% of his base salary in accordance with criteria to be set by our Board of Directors in a written plan. As further inducement for Amper to enter into the Contribution Agreement, Mr. Pizarro agreed to waive certain rights including the vesting of 4,200,000 previously issued and partially vested stock options, and agreed to the cancellation thereof, as well as his right to terminate his prior employment agreement for “Good Reason” as a result of a change of control triggered by the Amper transaction and the severance payments to which Mr. Pizarro would be entitled to as a result thereof. Mr. Pizarro will be reissued options to purchase up to 4,200,000 shares of our common stock (the same amount as was cancelled by the Company), at the same exercise price of $0.45 per share and subject to a new vesting schedule. The options will vest as follows (i) 25% of the options will vest on the three year anniversary of the grant date, and (ii) 75% will vest equally, on a quarterly basis, over a 12-month period commencing on the three year anniversary of the grant date, if and only if Mr. Pizarro remains continuously employed by the Company from the date of the Pizarro Employment Agreement until each respective vesting date.

In exchange for and as consideration for the waiver of certain rights described above, Mr. Pizarro will receive the following: (a) 1,120,000 shares of Company common stock; and (b) $240,000 in cash which amount will be used in part to satisfy the income tax obligations related to such consideration.

In connection with the closing of the Contribution Agreement transaction, on March 31, 2011 we entered into an Amendment of Executive Employment Agreement with Harley L. Rollins, our Chief Financial Officer (the “Rollins Employment Agreement”). Pursuant to such amendment, the term of the Rollins Employment Agreement will be extended for a three-year term. Under the terms of the Rollins Employment Agreement, as amended, Mr. Rollins will receive an annual base salary of $250,000 and he may also receive an annual performance bonus of up to 50% of his base salary, based upon a written bonus plan to be approved by our Board of Directors. As further inducement for Amper to enter into the Contribution Agreement, Mr. Rollins agreed to waive certain rights including the vesting of 1,000,000 previously issued and partially vested stock options, and agreed to the cancellation thereof, as well as his right to terminate the Rollins Employment Agreement for “Good Reason” as a result of a change of control triggered by the Amper transaction and the severance payments to which Mr. Rollins would be entitled to as a result thereof. Mr. Rollins will be

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

March 31, 2011

(Unaudited)

reissued options to purchase up to 1,000,000 shares of our common stock (the same amount as was cancelled by the Company), at the same exercise price of $0.45 per share and subject to a new vesting schedule. The options will vest as follows: (i) 25% of the options will vest on the three year anniversary of the grant date, and (ii) 75% will vest equally, on a quarterly basis, over a twelve-month period commencing on the three year anniversary of the grant date, if and only if Mr. Rollins remains continuously employed by the Company from the date of the amendment until each respective vesting date.

In exchange for and as consideration for the waiver of certain rights described above, Mr. Rollins will receive the following: (a) 392,000 shares of Company common stock; and (b) 84,000 in cash which amount will be used in part to satisfy the income tax obligations related to such consideration.

Unaudited consolidated pro forma information giving effect to the acquisition of Medidata as if the transaction had occurred on January 1, 2011 is not presented due to the impracticability of obtaining this information as the transaction has not effectively closed and control has not been transferred to the respective parties. Approximate total tangible assets of Medidata as of December 31, 2010 amounted to $91.2 million. Approximate working capital at December 31, 2010 amounted to $56.1 million and revenues and earnings before taxes for the year 2010 were approximately $101.2 million and $2.9 million, respectively.

NOTE 8 – Discontinued Operations

Our discontinued operations are comprised of our operations in Fiji and certain eLandia predecessor companies that no longer conduct any operations.

A summary of our liabilities from discontinued operations as of March 31, 2011 and December 31, 2010 and our results of discontinued operations for the three months ended March 31, 2011 and 2010 is as follows:

Liabilities of Discontinued Operations

	As of March 31,	As of December 31,
	2011	2010
Accrued Expenses	$48,091	$48,091
Accrued FCPA Penalty	1,025,000	700,000
Capital Lease Obligations	10,000	10,000

Liabilities from Discontinued Operations - Current	$1,083,091	$758,091

Accrued FCPA Penalty	$—	$500,000

Liabilities from Discontinued Operations - Long Term	$—	$500,000

Results of Discontinued Operations

	$1,536,541	$1,536,541
	For the Three Months Ended March 31,
	2011	2010
Revenue	$—	$1,536,541
Cost of Revenue	—	(939,951)
Sales, Marketing and Customer Support	—	(298,648)
General and Administrative	—	(276,549)
Depreciation and Amortization	—	(33,231)
Interest Expense, net	—	(1,304)
Other Income	—	13,608

Net Income (Loss) from Discontinued Operations	$—	$466

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

March 31, 2011

(Unaudited)

NOTE 9 – Goodwill and Intangible Assets

At March 31, 2011 and December 31, 2010, goodwill consists of the following:

Latin America	$8,186,798
South Pacific	2,898,862

$11,085,660

At March 31, 2011 and December 31, 2010, intangible assets, net consist of the following:

Intangible Assets:	Finite Lived Assets		Indefinite Lived Assets
	Customer Lists	Contract Rights	Telecommunications Licenses and Agreements
Gross Value at December 31, 2010	$1,833,100	$1,219,000	$858,743
Accumulated Amortization at December 31, 2010	(891,655)	(1,214,478)	—

Net Value at December 31, 2010	$941,445	$4,522	$858,743

Gross Value at March 31, 2011	$1,833,100	$1,219,000	$858,743
Accumulated Amortization at March 31, 2011	(957,122)	(1,219,000)	—

Net Value at March 31, 2011	$875,978	$—	$858,743

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

Notes to Condensed Consolidated Financial Statements—(Continued)

March 31, 2011

(Unaudited)

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

In connection with the closing of the transactions contemplated in the Contribution Agreement described in Note 7, on March 30, 2011, we terminated the Voting Trust Agreement. Under the Voting Trust Agreement, SIBL had placed 12,364,377 shares of our common stock and 4,118,263 shares of our Series B Preferred Stock, representing all shares of our capital stock owned by SIBL, into a voting trust.

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

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

March 31, 2011

(Unaudited)

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

Prior to 2010, the official exchange rate had remained steady over the last few years despite significant inflation. The exemptions provided by Venezuela’s Criminal Exchange Law for transactions in certain securities had resulted in the establishment of a legal indirect “parallel” market of foreign currency exchange, through which companies may obtain foreign currency without requesting it from the government. The exchange rate in the parallel market (parallel rate) is variable and was about 65 percent less favorable in 2009 when compared with the official rate. The acquisition of foreign currency by Venezuelan companies to honor foreign debt, pay dividends or otherwise expatriate capital is subject to registration and subject to a process of application and approval by the CADIVI and to the availability of foreign currency within the guidelines set forth by the National Executive Power for the allocation of foreign currency. Such approvals have become less forthcoming over time, resulting in a significant increase in our exchange rate and exchange control risks. We cannot predict if and when we will obtain CADIVI approval to honor foreign debt, distribute dividends or otherwise expatriate capital using the official Venezuelan exchange rate or the timing of receipt of such approval.

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

We continued to value our net monetary assets using the parallel exchange rate until May 17, 2010, at which time the Venezuelan government enacted reforms to its foreign currency exchange control regulations (the “exchange control regulations”) to close down the parallel exchange market and announced its intent to implement an alternative market under the control of the Central Bank of Venezuela (“BCV”). On June 9, 2010, the Venezuelan government introduced a newly regulated foreign currency exchange system, Sistema de Transacciones con Titulos en Moneda Extranjera (“SITME”), which is controlled by the BCV. Foreign currency exchange transactions not conducted through CADIVI or SITME may not comply with the exchange control regulations, and could therefore be considered illegal. The SITME imposes volume restrictions on the conversion of Bolivar Fuertes to U.S. Dollars, currently limiting such activity to a maximum equivalent of $350,000 per month.

As a result of the enactment of the reforms to the exchange control regulations, we changed the rate we use to remeasure Bolivar Fuerte-denominated transactions from the parallel exchange rate to the SITME rate specified by the BCV, which was quoted at 5.30 Venezuelan Bolivar Fuertes per U.S. Dollar on December 31, 2010.

We believe that the Venezuelan government is not likely to continue to provide substantial currency exchange rate at the official rate for companies importing nonessential products, difficulties continue in obtaining approval for the conversion of local currency to U.S. Dollars at the official exchange rate (for imported products, royalties and dividends), and there continue to be delays in previously obtained approvals being honored by CADIVI.

During the quarter ended March 31, 2011, we re-evaluated the rate currently used to translate our financial statements. As an alternative means to obtain U.S. Dollars to remit dividends, we have purchased U.S. Dollars through government sponsored bond transactions. We believe that the effective yield resulting from these bond transactions (the “bond rate”) is the best current indicator of the exchange rate applicable for the conversion of Bolivar Fuertes to U.S. Dollars. Accordingly, on January 1, 2011, we changed the rate we use to remeasure Bolivar Fuerte-denominated transactions from 5.30 to 6.52 Bolivar Fuertes per U.S. Dollar.

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

Customer and Vendor Concentrations

At March 31, 2011, we had one customer in our Latin American segment that represented approximately 18% of our gross accounts receivable.

During the three months ended March 31, 2011, one vendor in our Latin American segment represented approximately 49% of our consolidated cost of product sales and services. At March 31, 2011, the amount due to this vendor was approximately 40% of our total accounts payable.

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

March 31, 2011

(Unaudited)

NOTE 11 – Stockholders’ Equity

Series B Convertible Preferred Stock

As more fully described in Note 10, on March 30, 2011, in connection with the termination of the Voting Trust Agreement, 4,118,263 shares of our Series B Preferred Stock were automatically converted into 1,801,740 shares of our common stock.

Common Stock Transactions

As more fully described in Note 10, on March 30, 2011, in connection with the termination of the Voting Trust Agreement, 1,801,740 shares of our common stock were cancelled.

In connection with the settlement agreement entered into with Sir James Ah Koy, Michael Ah Koy; Kelton Investments Ltd. (Kelton Investments”); Kelton; Datec; Anthony Ah Koy; Carolyn Ah Koy; and Monica Ah Koy, on March 31, 2011, we cancelled 150,000 returned shares of our common stock, valued at $30,000.

NOTE 12 – Income Taxes

At December 31, 2010, we had federal and Florida net operating loss (NOL) carryovers of $67,345,000 and $62,460,000, respectively, which expire through 2030. We also had capital losses in 2008 totaling $33,153,000 which expire December 31, 2013. In addition, at December 31, 2010, we had foreign net operating loss carryovers of approximately $20,219,000 which will expire through 2017.

We have $5,606,000 of NOLs that are subject to limitations under Internal Revenue Code Section 382. This amount is expected to increase upon the closing of the transaction with Amper.

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

There have not been any material changes in our liability for unrecognized tax benefits, including interest and penalties, during the three months ended March 31, 2011. We do not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

NOTE 13 – Segment Information

Our discontinued operations are comprised of our operations in Fiji and certain eLandia predecessor companies that no longer conduct any operations.

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

March 31, 2011

(Unaudited)

Below is a summary of the results by segment for the three months ended March 31, 2011 and identifiable assets as of March 31, 2011:

	For the Three Months Ended March 31, 2011
	Latin America	South Pacific	Corporate and Discontinued Operations	Consolidated
Revenue
Product Sales	$22,018,254	$112,717	$—	$22,130,971
Services	11,822,389	3,688,574	—	15,510,963

Total Revenue	33,840,643	3,801,291	—	37,641,934
Cost of Revenue
Product Sales	16,707,585	127,030	—	16,834,615
Services	8,194,624	1,282,063	—	9,476,687

Total Cost of Revenue	24,902,209	1,409,093	—	26,311,302

Gross Profit	8,938,434	2,392,198	—	11,330,632
	26.4%	62.9%	0.0%	30.1%
Expenses
Sales, Marketing and Customer Support	3,950,272	228,157	—	4,178,429
General and Administrative	4,086,162	837,950	1,845,262	6,769,374
Negative Goodwill	—	(2,907,114)	—	(2,907,114)
Transaction Related Expenses	—	—	213,053	213,053
Depreciation and Amortization	544,425	918,010	33,194	1,495,629
Amortization – Intangible Assets	—	69,989	—	69,989

Total Expenses	8,580,859	(853,008)	2,091,509	9,819,360

Operating Income (Loss)	357,575	3,245,206	(2,091,509)	1,511,272
Interest Expense, Net	(962,658)	(299,446)	(173,446)	(1,435,550)
Other Income (Expense)	(2,335,045)	(676,517)	30,090	(2,981,472)
Income Tax Expense	(239,234)	—	—	(239,234)

Net Income (Loss) Attributable to eLandia	$(3,179,362)	$2,269,243	$(2,234,865)	$(3,144,984)

Total Assets	$105,894,822	$57,285,099	$405,738	$163,585,659

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

March 31, 2011

(Unaudited)

Below is a summary of the results by segment for the three months ended March 31, 2010 and identifiable assets as of December 31, 2010:

	For the Three Months Ended March 31, 2010
	Latin America	South Pacific	Corporate and Discontinued Operations	Consolidated
Revenue
Product Sales	$25,765,481	$127,347	$—	$25,892,828
Services	8,999,374	3,651,043	—	12,650,417

Total Revenue	34,764,855	3,778,390	—	38,543,245
Cost of Revenue
Product Sales	19,600,937	147,813	—	19,748,750
Services	5,502,817	1,196,653	—	6,699,470

Total Cost of Revenue	25,103,754	1,344,466	—	26,448,220

Gross Profit	9,661,101	2,433,924	—	12,095,025
	27.8%	64.4%	0.0%	31.4%
Expenses
Sales, Marketing and Customer Support	4,470,830	268,387	—	4,739,217
General and Administrative	3,964,493	793,933	2,472,361	7,230,787
Transaction Related Expenses	—	—	118,357	118,357
Depreciation and Amortization	611,302	932,691	32,094	1,576,087
Amortization – Intangible Assets	—	83,956	—	83,956

Total Expenses	9,046,625	2,078,967	2,622,812	13,748,404

Operating Income (Loss)	614,476	354,957	(2,622,812)	(1,653,379)
Interest Expense, Net	(606,612)	(349,023)	(27,929)	(983,564)
Gain on Extinguishment of Debt	2,037,500	—	—	2,037,500
Other Income (Expense)	(3,210,644)	210,629	127,686	(2,872,329)
Income Tax Expense	(3)	—	—	(3)
Income (Loss) from Discontinued Operations	—	—	466	466

Net Income (Loss) Attributable to eLandia	$(1,165,283)	$216,563	$(2,522,589)	$(3,471,309)

Total Assets	$116,962,373	$35,671,603	$495,373	$153,129,349

NOTE 14 – Subsequent Events

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

Overview

eLandia is a provider of Information and Communications Technology (ICT”) products and services to small, medium-sized and large businesses as well as government entities and service providers, primarily in Latin America. We have presence in over 17 countries, including Argentina, Colombia, Costa Rica, Ecuador, El Salvador, Guatemala, Honduras, Mexico, Nicaragua, Panama, Peru, Venezuela and the United States. eLandia also operates in the South Pacific region through our wholly-owned subsidiary, AST Telecom, LLC (“AST”) which offers mobile communications, Internet services and cable TV services (Moana TV) in American Samoa under the Bluesky Communications brand. In addition, we also own 66 2/3% of the American Samoa Hawaii Cable, LLC (“ASH Cable”) in partnership with the American Samoa Government, providing high-speed networking connections between the territory of American Samoa and the rest of the world.

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

Recent Developments

Acquisition of SamoaTel

On March 31, 2011, we consummated the closing under a Share Sale and Purchase Agreement with The Government of the Independent State of Samoa pursuant to which Bluesky SamoaTel Investments Limited (“BSI”), a subsidiary of AST, acquired 75% of the issued and outstanding capital shares of SamoaTel Limited (“SamoaTel”) in exchange for $11 million. We own approximately 75% of BSI and the remaining 25% is owned by other investors. SamoaTel is a provider of telecommunications products and services in Samoa and offers a full range of services including fixed line, mobile, data and calling card services for homes and businesses in Samoa.

Contribution Agreement - Amper

On July 29, 2010, we entered into a Contribution Agreement (the “Contribution Agreement”) with Amper, S.A. (“Amper”). Pursuant to this Contribution Agreement, Amper agreed to acquire 150,745,913 shares of our newly issued common stock in exchange for the contribution to eLandia by Amper of approximately 90% of the outstanding capital stock of Hemisferio Norte Brasil, S.L. (“Hemisferio”). Hemisferio has one wholly-owned direct subsidiary, Hemisferio Sul Participaçoes Ltda. (“Hemisferio Sul”), and two indirect subsidiaries, Medidata and XC Comercial e Exportadora Ltda. (“XC”). Hemisferio Sul owns 88.96% of Medidata, and Medidata owns 100% of XC. Hemisferio, Hemisferio Sul, Medidata and XC are collectively referred to in the Contribution Agreement as the “Contributed Entities.” The shares of our common stock to be issued to Amper under the Contribution Agreement will represent approximately 85% of our issued and outstanding shares of common stock following the closing of the transactions contemplated by the Contribution Agreement.

On March 31, 2011, we executed and delivered certain closing documents under the Contribution Agreement subject to the closing documents being held in escrow pending the receipt from our transfer agent of a stock certificate representing 150,745,913 shares of our common stock issued in the name of Amper and stock certificates representing the 5,223,517 capital shares of

Hemisferio transferred to the name of the Company, which transfer requires registration with certain Spanish and Brazilian authorities, and certain other related legal opinions. The closing of the transactions contemplated by the Contribution Agreement was subject to various conditions, all of which were satisfied, waived or deferred pursuant to the escrow arrangement prior to the closing, including: (i) obtaining the consent of the FCC, (ii) receipt of a fairness opinion from our investment bank, (iii) receipt of waivers executed by our chief executive officer and chief financial officer with respect to any severance obligations of the Company which may be triggered by the closing of the Contribution Agreement transactions, and (iv) receipt of a consent of the receiver for Stanford International Bank Ltd. (“SIBL”) to the transactions contemplated by the Contribution Agreement. We expect that the requirements with respect to the recordation of the ownership of the Brazilian subsidiaries of Hemisferio will occur prior to the end of May 2011. Upon receipt of these pending items by the escrow agent, the escrowed materials will be released, the closing will be consummated and control will be transferred to the respective parties.

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

On an ongoing basis, we evaluate our estimates and judgments. Areas in which we exercise significant judgment include, but are not necessarily limited to, the valuation of SamoaTel, the amount of uncollectible accounts receivable, the valuation of value added taxes (“VAT”) receivable, deferred taxes and related valuation allowances, the amount to be paid for the settlement of liabilities of discontinued operations, accrued expenses, valuation of assets acquired and liabilities assumed such as, but not limited to, the amount allocated to contract rights, customer lists, trade names and goodwill along with the estimated useful lives for amortizable intangible assets and property, plant and equipment, warrants granted in connection with various financing transactions, and share based payment arrangements.

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

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC for a discussion of our critical accounting policies. During the three months ended March 31, 2011, there were no material changes to these policies.

Results of Operations – Overview

Our business and operating results have been and will continue to be affected by regional and worldwide economic conditions. Our sales are dependent on certain industry and markets that are impacted by consumer as well as industrial and infrastructure spending, and our operating results can be adversely affected by reduced demand in those markets.

We experienced a 2% decrease in revenues for the three months ended March 31, 2011, compared to the same period in 2010. The decline is mainly attributable to a decrease in our product revenues of $3.8 million, or 15%, offset by an increase in our services revenues of $2.9 million, or 23%. Our revenues for the three months ended March 31, 2011 would have reflected an increase year over year had they not been impacted by credit holds with a major vendor. Such credit holds delayed the delivery of customer orders, which, in turn, delayed or caused the loss of sales during the three months ended March 31, 2011. However, we do not believe such credit holds will significantly impact our results for the remainder of 2011.

We anticipate that during the remainder of 2011, our operations will begin to see the benefits of improving customer confidence, improvement in economic conditions internationally, continued selective investment in strategic sales, marketing and customer support activities to drive sales and develop growth platforms, as well as the implementation of general and administrative cost-cutting measures.

Sales in a particular period may be significantly impacted by several factors related to revenue recognition, including large and sporadic purchases by customers; the complexity of transactions such as multiple element arrangements; and final acceptance of the product, system, or solution, among other factors. We are monitoring the current environment and its potential effects on our customers and on the markets we serve. Additionally, we continue to closely manage our costs in order to respond to changing conditions. We are also managing our capital resources and monitoring capital availability to ensure that we have sufficient resources to fund our capital needs. Backlog as of March 31, 2011 was $57.9 million, compared to $53.2 million as of March 31, 2010.

•	Gross margin, as a percentage of consolidated net sales, remained relatively consistent at 30% for the three months ended March 31, 2011, compared to 31% for the three months ended March 31, 2010.

•

Operating income for the three months ended March 31, 2011 was $1.5 million, compared to an operating loss of $1.7 million for the three months ended March 31, 2010. Included in operating income for the three months ended March 31, 2011 is negative goodwill of $2.9 million related to our acquisition of SamoaTel on March 31, 2011. Excluding this effect, operating loss remained relatively consistent year over year.

•

Net loss attributable to eLandia for the three months ended March 31, 2011 was $3.1 million, compared to $3.5 million in the same period in 2010. The decrease in net loss is primarily due to operating income for the three months ended March 31, 2011, compared to an operating loss for the three months ended March 31, 2010, offset by higher other non-operating expenses. Other non-operating expenses for the three months ended March 31, 2010 includes a gain on the extinguishment of debt of $2.0 million.

•	Net loss per share decreased from ($0.13) for the three months ended March 31, 2010 to ($0.12) for the three months ended March 31, 2011.

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

Venezuela

We measure assets, liabilities, sales and expenses denominated in Venezuelan Bolivar Fuertes converting such amounts into U.S. Dollars using the applicable exchange rate, and the resulting translation adjustments are included in earnings. Through May 2010, we used the parallel rate to convert transactions and balances denominated in Bolivar Fuertes into U.S. Dollars. We continued to value our net monetary assets using the parallel exchange rate until May 17, 2010, at which time the Venezuelan government enacted reforms to its foreign currency exchange control regulations (the “exchange control regulations”) to close down the parallel exchange market and announced its intent to implement an alternative market under the control of the Central Bank of Venezuela (“BCV”). On June 9, 2010, the Venezuelan government introduced a newly regulated foreign currency exchange system, Sistema de Transacciones con Titulos en Moneda Extranjera (“SITME”), which is controlled by the BCV. Foreign currency exchange transactions not conducted through CADIVI or SITME may not comply with the exchange control regulations, and could therefore be considered illegal. The SITME imposes volume restrictions on the conversion of Bolivar Fuertes to U.S. Dollars, currently limiting such activity to a maximum equivalent of $350,000 per month.

As a result of the enactment of the reforms to the exchange control regulations, we changed the rate we use to remeasure Bolivar Fuerte-denominated transactions from the parallel exchange rate to the SITME rate specified by the BCV, which was quoted at 5.30 Bolivar Fuertes per U.S. Dollar on December 31, 2010.

We believe that the Venezuelan government is not likely to continue to provide substantial currency exchange rate at the official rate for companies importing nonessential products, difficulties continue in obtaining approval for the conversion of local currency to U.S. Dollars at the official exchange rate (for imported products, royalties and dividends), and there continue to be delays in previously obtained approvals being honored by CADIVI.

During the quarter ended March 31, 2011, we re-evaluated the rate currently used to translate our financial statements. As an alternative means to obtain U.S. Dollars to remit dividends, we have purchased U.S. Dollars through government sponsored bond transactions. We believe that the effective yield resulting from these bond transactions (the “bond rate”) is the best current indicator of the exchange rate applicable for the conversion of Bolivar Fuertes to U.S. Dollars. Accordingly, on January 1, 2011, we changed the rate we use to remeasure Bolivar Fuerte-denominated transactions from 5.30 to 6.52 Bolivar Fuertes per U.S. Dollar.

Due to the level of uncertainty in Venezuela, we cannot predict the exchange rate that will ultimately be used to convert our local currency monetary assets in Venezuela to U.S. Dollars in the future. As a result, negative charges reflecting a less favorable exchange rate outcome are possible.

Following are the exchange rates utilized to remeasure and translate our Venezuelan results of operations during the three months ended March 31, 2011 and 2010, respectively:

	As of March 31,
Monthly Average Exchange Rate:	2011	2010
January	6.52	6.15
February	6.52	6.49
March	6.52	6.90
Year to Date Average Exchange Rate	6.52	6.51
Period End Exchange Rate	6.52	6.90

The aforementioned changes in the exchange rates have reduced the remeasured and translated value in U.S. Dollars of Bolivar Fuerte denominated Venezuelan transactions compared with prior periods. Venezuela exchange rate matters, along with local market and regulatory conditions, have resulted in a decline in net sales for our Venezuelan subsidiary. For the three months ended March 31, 2011, our Venezuelan subsidiary represented 13% of our consolidated net sales, as compared to 9% for the three months ended March 31, 2010.

Revenues for our Venezuelan operations for the three months ended March 31, 2011, remeasured at the bond rate, were $4.8 million, compared to $3.4 million for the three months ended March 31, 2010, remeasured at the parallel rate. Gross profit for Venezuela for the three months ended March 31, 2011 was $1.5 million, or gross margin of 32%, compared to gross profit of $0.8 million, or gross margin of 25%, for the three months ended March 31, 2010. Operating expenses for Venezuela for the three months ended March 31, 2011 were $1.5 million, compared to $1.4 million for the three months ended March 31, 2010.

There will be an ongoing impact related to measuring the statement of operations for our Venezuelan operations at the bond rate. Our net sales and operating income in Venezuela are subject to a highly inflationary environment, which as of March 31, 2011, was in excess of 30% per year. The comparability of our Venezuelan results and the resulting U.S. Dollar value reported in any given period are affected by the fluctuations in the exchange rates.

Comparison of the Three Months Ended March 31, 2011 to the Three Months Ended March 31, 2010

The following table sets forth, for the periods indicated, unaudited interim condensed consolidated statements of operations information for our continuing operations in Latin America.

	For the Three Months Ended March 31,
	2011	2010	$ Change	% Change
Revenue
Product Sales	$22,018,254	$25,765,481	$(3,747,227)	(14.5)%
Services	11,822,389	8,999,374	2,823,015	31.4%

Total Revenue	33,840,643	34,764,855	(924,212)	(2.7)%
Cost of Revenue
Product Sales	16,707,585	19,600,937	(2,893,352)	(14.8)%
Services	8,194,624	5,502,817	2,691,807	48.9%

Total Cost of Revenue	24,902,209	25,103,754	(201,545)	(0.8)%

Gross Profit	8,938,434	9,661,101	(722,667)	(7.5)%
	26.4%	27.8%		(1.4)%
Expenses
Sales, Marketing and Customer Support	3,950,272	4,470,830	(520,558)	(11.6)%
General and Administrative	4,086,162	3,964,493	121,669	3.1%
Depreciation and Amortization	544,425	611,302	(66,877)	(10.9)%

Total Expenses	8,580,859	9,046,625	(465,766)	(5.1)%

Operating Income (Loss)	357,575	614,476	(256,901)	(41.8)%
Interest (Expense) Income, Net	(962,658)	(606,612)	(356,046)	58.7%
Gain on Extinguishment of Debt	—	2,037,500	(2,037,500)	(100.0)%
Other Income (Expense)	(2,335,045)	(3,210,644)	875,599	(27.3)%
Income Tax Expense	(239,234)	(3)	(239,231)	100.0%

Net Income (Loss)	$(3,179,362)	$(1,165,283)	$(2,014,079)	172.8%

Product Sales

Year over year decline in product sales was $3.7 million, or 15%. Product sales for the three months ended March 31, 2011 were impacted by credit holds imposed on us by a major vendor. Such credit holds delayed the delivery of certain customer orders, which delayed or caused the loss of sales during the three months ended March 31, 2011. Offsetting the decrease in product sales during the three months ended March 31, 2010 were increased sales in our markets in Mexico, Panama and Venezuela where we recognized a combined $6.6 million of product revenues related to three significant contracts. Product sales for the three months ended March 31, 2010 include approximately $8.9 million related to two significant projects in Ecuador, for which we are recognizing the related services revenue component during 2011 and 2012.

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

Product gross margin remained consistent at 24% for the three months ended March 31, 2011 and 2010.

Services

Year over year growth in revenue from the provision of professional ICT services was $2.8 million, or 31%. During the three months ended March 31, 2011, we recognized approximately $1.2 million in services revenues related to a significant project in Ecuador. Our overall increase in services revenues is primarily attributable to our continued focus to shift our product mix towards more services-related products, which generally yield higher overall margins.

Service gross margin decreased from 39% for the three months ended March 31, 2010 to 31% for the three months ended March 31, 2011. Gross margin related to our networking operations decreased from 36% for the three months ended March 31, 2010 to 29% for the three months ended March 31, 2011 as a result of aggressive pricing strategies implemented in order to stimulate the growth in our services-related portfolio. We expect our margins to improve as we strengthen our presence in the market and build our customer base. Gross margin from education services decreased from 57% for the three months ended March 31, 2011 to 43% for the three months ended March 31, 2010 as a result of significant pricing pressures and overall costs which we were not able to pass along to our customers.

Expenses

Our overall operating expenses during the three months ended March 31, 2011 decreased as a result of cost-cutting measures implemented during 2009 and 2010 in response to the overall weakened economy in Latin America. We revised our growth plans while implementing cost control programs, optimizing back-office functions and reducing our headcount by approximately 300 people. The change in the exchange rates we use to remeasure our Venezuelan operations also contributed to the decrease in expenses.

Sales, marketing and customer support costs include costs associated with advertising and promoting our products and services as well as supporting the customer after the sale is complete. The decrease in sales, marketing and customer support expenses for the three months ended March 31, 2011 reflect the results of our 2009 and 2010 cost cutting measures.

General and administrative expenses, which include back office expenses such as executive and support staff costs as well as professional fees for accounting, legal and other services associated with our Latin America operations, remained relatively consistent year over year.

Interest expense is the cost associated with our outstanding debt obligations in Latin America including lines of credit, loans from financial institutions and capital leases. The increase in net interest expense is primarily the result of higher average outstanding debt obligations as of March 31, 2011 compared to March 31, 2010.

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

Other income and expense is comprised of non-operating items. Other expense for the three months ended March 31, 2011 and 2010 is mainly comprised foreign currency exchange losses, primarily related to our Venezuelan operations.

Income tax expense for the three months ended March 31, 2011 amounted to approximately $239,000. We continue to maintain a full valuation allowance on our deferred tax assets.

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

On March 31, 2011, BSI acquired 75% of the issued and outstanding capital shares of SamoaTel in exchange for $11 million. AST owns approximately 75% of BSI and the remaining 25% is owned by other investors. SamoaTel is a provider of telecommunications products and services in Samoa and offers a full range of services including fixed line, mobile, data and calling card services for homes and businesses in Samoa. AST had no operations in Samoa, which is approximately 80 miles away from America Samoa, where AST operates. The operating results of SamoaTel will be included in the consolidated financial statements from the effective date of acquisition. We believe that this acquisition will provide us with access to market-leading Samoa customers, and with the combination of SamoaTel operations with our own, will provide us with highly complementary products, customers and geographic regions.

Comparison of the Three Months Ended March 31, 2011 to the Three Months Ended March 31, 2010

The following table sets forth, for the periods indicated, unaudited interim condensed consolidated statements of operations information for our continuing operations in the South Pacific.

	For the Three Months Ended March 31,
	2011	2010	$ Change	% Change
Revenue
Product Sales	$112,717	$127,347	$(14,630)	(11.5)%
Services	3,688,574	3,651,043	37,531	1.0%

Total Revenue	3,801,291	3,778,390	22,901	0.6%
Cost of Revenue
Product Sales	127,030	147,813	(20,783)	(14.1)%
Services	1,282,063	1,196,653	85,410	7.1%

Total Cost of Revenue	1,409,093	1,344,466	64,627	4.8%

Gross Profit	2,392,198	2,433,924	(41,726)	(1.7)%
	62.9%	64.4%		(1.5)%
Expenses
Sales, Marketing and Customer Support	228,157	268,387	(40,230)	(15.0)%
General and Administrative	837,950	793,933	44,017	5.5%
Negative Goodwill	(2,907,114)	—	(2,907,114)	0.0%
Depreciation and Amortization	918,010	932,691	(14,681)	(1.6)%
Amortization – Intangible Assets	69,989	83,956	(13,967)	(16.6)%

Total Expenses	(853,008)	2,078,967	(2,931,975)	(141.0)%

Operating Income (Loss)	3,245,206	354,957	2,890,249	814.3%
Interest (Expense) Income, Net	(299,446)	(349,023)	49,577	(14.2)%
Other Income (Expense)	(676,517)	210,629	(887,146)	(421.2)%

Net Income (Loss)	$2,269,243	$216,563	$2,052,680	947.8%

Product Sales

Revenues from product sales during the three months ended March 31, 2011 decreased from the same period in 2010 due to an overall decrease in retail sales for handsets and personal computers. This is attributed to a decline in consumer spending between both periods. The cost of revenue from product sales decreased at a slightly higher rate than the corresponding revenue, thereby improving our product margin, due to increased efforts in controlling our discounts so as to increase our net revenues. Our product margin was affected by incentives provided to customers for purchasing our products. We continue to expand our supplier base in order to maintain competitive pricing and products within our markets.

Services

Revenue from the provision of professional services for the three months ended March 31, 2011 increased compared with the same period in 2010 primarily as a result of the provision of communication services through our undersea cable operations, as well as revenues generated from our cable television operations. Service revenue also increased as a result of securing and activating additional fiber capacity for our existing customers and leased capacity for new broadband and fiber customers.

Our service gross margin decreased from 67% for the three months ended March 31, 2010 to 65% for the three months ended March 31, 2011. The decrease is primarily attributable to the increase in cost of services related to the communication services provided by our data services and our undersea cable operations provided to our large broadband customers.

Expenses

Sales, marketing and customer support expenses were lower for the three months ended March 31, 2011 compared to the same period in 2010. This decrease resulted primarily from a decrease in overall costs associated with marketing promotions and campaigns.

General and administrative expenses were higher for the three months ended March 31, 2011 than for the same period in 2010. The increase is mainly due to legal, professional and management fees incurred for the acquisition of SamoaTel.

We realized preliminary negative goodwill of $2.9 million resulting from the acquisition of SamoaTel on March 31, 2011. Our preliminary review of SamoaTel’s assets on the balance sheet reflects a higher value than the purchase price, thus resulting in negative goodwill. However, we find that the value of the balance sheet assets is not an accurate reflection of the value of the overall business given deteriorating market share and an eroding revenue base. To combat this, we are planning to replace a a portion of the assets in the coming months in order to implement new technologies to enable the company to better compete in the market. We expect significant investments in infrastructure and complementary services to allow the company to deliver competitive products and services in the marketplace and therefore improve service, gain better market position and offer value-added services to our customers.

The SamoaTel acquisition is the result of a bid process initiated by the Government of Samoa as part of its current policy to privatize certain state owned enterprises. The bid process began in September 2010, whereby a notice was issued in both local and overseas media, calling pre-qualification for the purchase of 75% of the shares of SamoaTel. Certain criteria had to be met by any interested party and a total of 15 parties expressed interest in the pre-qualification process. Pre-qualified parties were allowed to form a consortium with another company with telecommunication business expertise. On the deadline for pre-qualification, only two proposals were received, one of which was from AST. Once pre-qualified, the due diligence process began. Following the pre-qualification process, was the due diligence period and thereafter, the submission of the bids and finally the auction date, on which we were selected as the winning bidder.

Other income, net for the three months ended March 31, 2011 and 2010 is mainly comprised of the noncontrolling interest in BSI and the American Samoan Hawaii Cable segment of our operations, representing the 33.33% ownership of the American Samoa Government.

Results of Operations – Corporate and Discontinued Operations

Comparison of the Three Months Ended March 31, 2011 to the Three Months Ended March 31, 2010

Our corporate headquarters primarily performs administrative services, and as such, does not generate revenue. The discontinued operations pertain predominantly to our Fiji operations.

The following tables set forth, for the periods indicated, unaudited interim condensed consolidated statements of operations information for our corporate office and our discontinued operations.

	For the Three Months Ended March 31,
	2011	2010	$ Change	% Change
Expenses
General and Administrative	$1,845,262	$2,472,361	$(627,099)	(25.4)%
Transaction Related Expenses	213,053	118,357	94,696	80.0%
Depreciation and Amortization	33,194	32,094	1,100	3.4%

Total Expenses	2,091,509	2,622,812	(531,303)	(20.3)%

Operating Income (Loss)	(2,091,509)	(2,622,812)	531,303	(20.3)%
Interest (Expense) Income, Net	(173,446)	(27,929)	(145,517)	521.0%
Other Income (Expense)	30,090	127,686	(97,596)	(76.4)%
Income (Loss) from Discontinued Operations	—	466	(466)	(100.0)%

Net Income (Loss)	$(2,234,865)	$(2,522,589)	$287,724	(11.4)%

General and administrative expenses are predominantly corporate overhead expenses including executive costs and fees for professional services. The decrease for the three months ended March 31, 2011 compared to the same period in 2010 was primarily the result of lower professional fees, as well as lower compensation costs. Non-cash share-based compensation expense amounted to $218,000 for the three months ended March 31, 2011, compared to $316,000 for the three months ended March 31, 2010. The decrease in compensation costs for the three months ended March 31, 2011 is mainly attributable to a reduction in corporate headcount and lower salary and salary related expenses.

Transaction related expenses mainly represent legal, professional, travel and other expenses incurred in connection with our transaction with Amper. The expenses are comprised of due diligence fees, contract negotiations and review, in-country visits, and investor presentations.

The increase in interest expense for the three months ended March 31, 2011 is primarily due to the interest expense incurred in connection with the $5.0 million Exclusivity Advance from Amper.

Liquidity and Capital Resources

Our principal sources of liquidity are the Exclusivity Advance from Amper in the amount of $5 million, as well as the strategic alliance arrangement with Medidata in the amount of $5.5 million.

Overall Cash Inflows and Outflows

We generated $1.5 million of income from continuing operations and used $0.2 million of cash in operating activities for the three months ended March 31, 2011. As of March 31, 2011, we have a working capital deficit of $17.4 million.

Operating Activities. We used $0.2 million to fund operations during the three months ended March 31, 2011. For the three months ended March 31, 2011, our net loss amounted to $2.5 million, which included net non-cash expenses of $1.4 million. Changes in operating assets and liabilities generated $0.9 million in cash.

Investing Activities. Cash paid for the acquisition of SamoaTel, net of the cash acquired, amounted to $4.4 million during the three months ended March 31, 2011. We paid $0.2 million for investments in capital assets and increased our restricted cash balances by $1.8 million during the three months ended March 31, 2011.

Financing Activities. We received $9.5 million in cash from financing activities during the three months ended March 31, 2011. During the three months ended March 31, 2011, we received $6.8 million in net proceeds from lines of credit and long-term debt. We also received $3.1 million in proceeds from noncontrolling interests in connection with the funding of BSI. We paid an aggregate of $0.4 million in cash for our capital leases during the three months ended March 31, 2011.

In connection with our acquisition of SamoaTel on March 31, 2011, BSI paid $11 million, of which $5.5 million was funded through debt, $1.9 million was funded through cash paid by AST and $3.6 million was funded through cash paid by other financial investors. BSI issued the other investors debt and preferred stock in BSI in exchange for the $3.6 million of proceeds received.

Additionally, in connection with the acquisition of SamoaTel, AST entered into a loan agreement (the “Loan Agreement”) with ANZ Finance America Samoa, Inc. and ANZ Amerika Samoa Bank (jointly, “ANZ”), pursuant to which ANZ committed to provide financing of up to $5,500,000 in the form of a five year term loan (the “Loan”). In addition, ANZ committed to provide up to $3,500,000 in a two year letter of credit facility which AST may use to issue letters of credit to various vendors (the “Facility”) to fund future capital expenditures. AST is the borrower under the Loan Agreement and the Facility. The Loan and the Facility are principally secured by substantially all of the assets and operations of AST. The Loan bears interest at the rate of 2.5% above the prime rate. AST paid ANZ a fee of $82,500 at closing. At closing, AST borrowed the full amount available under the Loan and used the proceeds for the purchase of SamoaTel. In connection with the Loan Agreement and the Facility, we increased our existing guaranty and security agreements in favor of ANZ (respectively, the “Guaranty”) to include the amounts borrowed under the Loan Agreement and the Facility. Pursuant to the Guaranty, we have unconditionally guaranteed the repayment and other obligations of AST under the Loan Agreement and the Facility. In connection with the Loan Agreement and the Facility, AST executed a stock pledge agreement of all of its interest in the issued and outstanding shares of capital stock of BSI.

In April 2011, we entered into a Credit Agreement with Medidata, pursuant to which Medidata advanced to us $6.0 million. The advance is due to be repaid on December 31, 2011 and bears interest at LIBOR plus 3%.

The successful management of our working capital needs is a key driver of our growth and cash flow generation of our operations in Latin America. One measurement we use to monitor working capital is days sales outstanding (“DSO”), which measures the number of days we take to collect revenue after a sale is made. Excluding the effect of $12.8 million in receivables for which we recognized the related revenues in prior years, our consolidated annualized DSO was 128 days at March 31, 2011, compared with 140 days at December 31, 2010.

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

We have a working capital deficit of $17.4 million at March 31, 2011. In order to improve our working capital position and effectively align our cash flow sources and uses during 2011, we have:

•	obtained a $6.0 million advance from Medidata in April 2011. The advance is payable on December 31, 2011 and bears interest at LIBOR plus 3%;

•	refinanced approximately $8.0 million of existing payables with a major vendor to a long-term payment structure in April 2011;

•

begun the process of centralizing our cash flow management process through the use of a regional facility with one bank across the majority of our subsidiaries and countries. This facility is expected to generate significant cash savings due to the low interest rates being offered; reduce and/or eliminate exchange rate control issues and improve the timing of payments to vendors;

•	approximately $12.3 million of negative working capital will be eliminated in consolidation upon the acquisition of Medidata; and

•	the acquisition of SamoaTel is also expected to provide us with significant working capital surplus during 2011.

We believe that we will have sufficient working capital to sustain our current operations and service our debt obligations through at least April 1, 2012. The acquisition of Medidata and SamoaTel are expected to provide us with significant working capital surplus in the future. However, there can be no assurance that the plans and actions proposed by management will be successful or that unforeseen circumstances will not require us to seek additional funding sources in the future or effectuate plans to conserve liquidity. In addition, there can be no assurance that in the event additional sources of funds are needed they will be available on acceptable terms, if at all. Although the overall economy is showing signs of recovery, in particular in the markets we serve, the current macro-economic conditions create risk and our ability to measure and react to these issues will ultimately factor into our future success and ability to meet our business objectives and fulfill our business plan. In addition, if we are not able to sell our assets or our sources of revenue do not generate sufficient capital to fund operations, we will need to identify other sources of capital and/or we may be required to modify our business plan. Our inability to obtain needed debt and/or equity financing when needed or to generate sufficient cash from operations may require us to scale back our business plan and limit our planned growth and expansion activities, abandon projects and/or curtail capital expenditures. The current challenging economic conditions and the unusual events that have affected global financial markets have impaired our ability to identify and secure other sources of capital. At this time, we cannot provide any assurance that other sources of capital will be available.

In order to strengthen our cash position, we are attempting to enforce our collection terms more stringently than in the past and are also requiring customer advances and/or earlier payment terms for certain customers in certain markets. Additionally, in Venezuela, due to the economic challenges that exist in that marketplace, we have not had the liquidity and/or ability to pay down our payables on a timelier basis. As a result, we have been experiencing credit holds from our principal vendor in Venezuela, which has limited our ability to expand and/or operate our business. We are actively seeking additional working capital that will allow us to book sales irrespective of credit limitations that may be imposed by our vendors. If we cannot continue to strengthen our overall financial position, we may experience additional restrictions on our vendor credit. Such events could have a material adverse impact on our results of operations and financial condition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4T.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation we have concluded that our disclosure controls and procedures are not effective in ensuring that all material information required to be filed with the SEC is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC because of material weaknesses in our internal control over financial reporting as discussed below and in our Annual Report on Form 10-K for the year ended December 31, 2010.

In light of the material weaknesses described in our Annual Report on Form 10-K for the year ended December 31, 2010, our management continues to perform additional analyses and other post-closing procedures to ensure that our unaudited interim condensed consolidated financial statements are prepared in accordance with GAAP. Accordingly, our management believes that the unaudited interim condensed consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2010, we are implementing enhancements and changes to our internal control over financial reporting to provide reasonable assurance that errors and control deficiencies will not occur. We recognize the importance of having staff with competencies required for the accurate interpretation of GAAP; for having effective internal controls over financial reporting; and for establishing the appropriate policies and procedures to assure timely, accurate, and reliable information. Consequently, to eliminate material weaknesses identified with respect to staffing and training, our management has continued efforts to increase the depth and upgrade the skill sets of our accounting group through continuing education and ongoing training while maintaining staffing with appropriate skills and experience in the application of GAAP commensurate with our financial reporting requirements. Chief among these efforts is the development of a Controllership Guide and coordinated on-line education program.

We recognize the need for establishing entity level controls as defined by the COSO framework. We recognize the importance of having a Code of Business Conduct and FCPA training program; consistent finance and accounting policies and procedures; account reconciliation guidelines; whistle blower reporting mechanism; fraud risk assessment process; and delegation of authority document. To this end, we are requiring 100% compliance by each of our operations around the world with respect to the Code of Business Conduct, FCPA training and other corporate governance policies; development, circulation and training of accounting and finance policies; development and compliance of an account reconciliation policy; establishment of a whistle blower mechanism; development of a fraud risk assessment process and anti-fraud program; development and communication of the delegation of authority document and other process enhancements.

Additionally, we are enforcing spreadsheet control policies, especially those affecting spreadsheets that are critical to the preparation of financial statements and related disclosures in accordance with GAAP and SEC regulations.

No other changes to internal controls over financial reporting have come to management’s attention during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

Not required for smaller reporting companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Document	Method of Filing

10.1	Share Sale and Purchase Agreement, dated January 21, 2011, by and between The Government of the Independent State of Samoa and AST Telecom L.L.C.	Filed herewith.

10.2	Amendment to Share Sale and Purchase Agreement, dated March 31, 2011, by and between The Government of the Independent State of Samoa and AST Telecom, LLC.	Filed herewith.

10.3	Loan Agreement, dated March 31, 2011, by and among AST Telecom, LLC, as Borrower, ANZ Finance American Samoa, Inc., and ANZ Amerika Samoa Bank, as Lenders, and ANZ Finance American Samoa, Inc., as agent for the Lenders.	Filed herewith.

10.4	Continuing Guaranty, dated March 31, 2011, by eLandia International Inc., as Guarantor, for the benefit of ANZ Finance American Samoa, Inc. and ANZ Amerika Samoa Bank, as Lenders, and ANZ Finance American Samoa, Inc., as agent for the Lenders.	Filed herewith.

10.5	Credit Agreement, dated April 12, 2011, between Medidata Informatica S.A. and eLandia International Inc.	Filed herewith.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELANDIA INTERNATIONAL INC.

Date: May 20, 2011	By:	/s/ PETE R. PIZARRO
Pete R. Pizarro Chief Executive Officer

Date: May 20, 2011	By:	/s/ HARLEY L. ROLLINS, III
Harley L. Rollins, III Chief Financial Officer

Exhibit Index

Exhibit No.	Description of Document	Method of Filing

10.1	Share Sale and Purchase Agreement, dated January 21, 2011, by and between The Government of the Independent State of Samoa and AST Telecom L.L.C.	Filed herewith.

10.2	Amendment to Share Sale and Purchase Agreement, dated March 31, 2011, by and between The Government of the Independent State of Samoa and AST Telecom, LLC.	Filed herewith.

10.3	Loan Agreement, dated March 31, 2011, by and among AST Telecom, LLC, as Borrower, ANZ Finance American Samoa, Inc., and ANZ Amerika Samoa Bank, as Lenders, and ANZ Finance American Samoa, Inc., as agent for the Lenders.	Filed herewith.

10.4	Continuing Guaranty, dated March 31, 2011, by eLandia International Inc., as Guarantor, for the benefit of ANZ Finance American Samoa, Inc. and ANZ Amerika Samoa Bank, as Lenders, and ANZ Finance American Samoa, Inc., as agent for the Lenders.	Filed herewith.

10.5	Credit Agreement, dated April 12, 2011, between Medidata Informatica S.A. and eLandia International Inc.	Filed herewith.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.