Form 10-Q
period 2011-06-30
ELANDIA INTERNATIONAL INC.
filed 2011-08-22
CIK 1352819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant has filed all documents and reports to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of August 22, 2011, the registrant had 177,348,133 shares of common stock, $0.00001 par value per share, outstanding.

ELANDIA INTERNATIONAL INC AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

eLandia International Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$25,474,244	$10,926,659
Restricted Cash	4,935,421	851,654
Accounts Receivable, Net	88,338,523	63,622,336
Inventories, Net	21,645,669	8,330,218
Prepaid Expenses and Other Current Assets	14,933,664	8,076,018
Deposits with Suppliers and Subcontractors	13,394,807	9,943,463
VAT Receivable, Net	7,604,919	3,259,350

Total Current Assets	176,327,247	105,009,698

Property, Plant and Equipment, Net	43,038,010	32,020,861
Intangible Assets, Net	1,669,253	1,804,710
Goodwill	11,085,660	11,085,660
VAT Receivable, Net of Current Portion	2,686,000	—
Other Assets	29,464,485	3,208,420

TOTAL ASSETS	$264,270,655	$153,129,349

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$54,906,447	$47,582,308
Accrued Expenses	31,281,987	17,641,158
Lines of Credit	8,277,251	6,052,110
Long-Term Debt - Current Portion	26,405,076	15,343,251
Capital Lease Obligations - Current Portion	2,119,030	1,514,522
Customer Deposits	1,713,407	10,712,176
Deferred Revenue	6,068,673	10,107,877
Liabilities of Discontinued Operations	558,091	758,091
Other Current Liabilities	9,923,100	4,459,482

Total Current Liabilities	141,253,062	114,170,975

Long-Term Liabilities
Long-Term Debt, Net of Current Portion	30,321,850	28,755,546
Capital Lease Obligations, Net of Current Portion	2,488,161	1,606,173
Deferred Revenue, Net of Current Portion	1,505,590	1,776,823
Liabilities of Discontinued Operations	—	500,000
Other Long-Term Liabilities	17,803,040	2,635,613

Total Long-Term Liabilities	52,118,641	35,274,155

Total Liabilities	193,371,703	149,445,130

Commitments and Contingencies

Stockholders’ Equity
eLandia International Inc. Stockholders’ Equity (Deficit)
Preferred Stock, $0.00001 Par Value; 35,000,000 Shares Authorized; -0- and 4,118,263 Shares Issued and Outstanding at June 30, 2011 and December 31, 2010, Respectively
Series A Convertible Preferred Stock, $0.00001 Par Value; 6,500,000 Shares Authorized; -0- Shares Issued and Outstanding at June 30, 2011 and December 31, 2010, Respectively	—	—
Series B Convertible Preferred Stock, $0.00001 Par Value; 14,074,074 Shares Authorized; -0- and 4,118,263 Shares Issued and Outstanding at June 30, 2011 and December 31, 2010, Respectively. Liquidation preference of $27,798,275 at December 31, 2010	—	16,679,962

Common Stock, $0.00001 par value; 200,000,000 Shares Authorized; 177,348,133 and 25,240,220 Shares Issued and Outstanding at June 30, 2011 and December 31, 2010, Respectively	1,772	251
Additional Paid-In Capital	237,848,995	172,204,748
Accumulated Deficit	(193,676,191)	(189,693,771)
Accumulated Other Comprehensive Loss	(1,857,699)	(3,133,652)

Total eLandia International Inc. Stockholders’ Equity (Deficit)	42,316,877	(3,942,462)
Noncontrolling Interests	28,582,075	7,626,681

Total Stockholders’ Equity	70,898,952	3,684,219

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$264,270,655	$153,129,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

eLandia International Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
REVENUE
Product Sales	$43,998,152	$16,599,414	$66,129,123	$42,492,242
Services	26,039,035	20,149,068	41,549,998	32,799,485

Total Revenue	70,037,187	36,748,482	107,679,121	75,291,727

COSTS AND EXPENSES
Cost of Revenue – Product Sales	35,472,684	14,913,562	52,307,299	34,662,312
Cost of Revenue – Services	15,546,438	10,775,954	25,023,125	17,475,424
Sales, Marketing and Customer Support	5,682,228	4,966,342	9,860,657	9,705,559
General and Administrative	10,711,258	6,672,005	17,480,632	13,902,791
Negative Goodwill	—	—	(2,907,114)	—
Transaction Related Expenses	834,545	414,082	1,047,598	532,439
Depreciation and Amortization	1,694,796	1,582,105	3,190,425	3,158,192
Amortization – Intangible Assets	65,468	93,828	135,457	177,784

Total Operating Expenses	70,007,417	39,417,878	106,138,079	79,614,501

INCOME (LOSS) FROM CONTINUING OPERATIONS	29,770	(2,669,396)	1,541,042	(4,322,774)
OTHER (EXPENSE) INCOME
Interest Expense and Other Financing Costs	(2,164,491)	(1,036,632)	(3,644,887)	(2,119,633)
Interest Income	283,215	(18,611)	328,061	80,826
Other (Expense) Income	1,470,480	(289,574)	1,363,303	(296,243)
Gain on Extinguishment of Debt	—	—	—	2,037,500
Foreign Exchange Gain (Loss)	779,373	1,686,984	(1,466,970)	(883,693)

Total Other (Expense) Income	368,577	342,167	(3,420,493)	(1,181,243)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	398,347	(2,327,229)	(1,879,451)	(5,504,017)
Income Tax Expense	(908,999)	(6)	(1,148,233)	(9)

LOSS FROM CONTINUING OPERATIONS, NET OF INCOME TAX EXPENSE	(510,652)	(2,327,235)	(3,027,684)	(5,504,026)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX EXPENSE	—	(30,152)	—	(29,686)

NET LOSS	$(510,652)	$(2,357,387)	$(3,027,684)	$(5,533,712)
Less: Income Attributable to Noncontrolling Interests	(326,784)	(22,294)	(954,736)	(317,277)

NET LOSS ATTRIBUTABLE TO ELANDIA INTERNATIONAL INC.	$(837,436)	$(2,379,681)	$(3,982,420)	$(5,850,989)

AMOUNTS ATTRIBUTABLE TO ELANDIA INTERNATIONAL INC.
Loss from Continuing Operations	$(837,436)	$(2,349,529)	$(3,982,420)	$(5,821,303)
Loss from Discontinued Operations	—	(30,152)	—	(29,686)

NET LOSS ATTRIBUTABLE TO ELANDIA INTERNATIONAL INC.	$(837,436)	$(2,379,681)	$(3,982,420)	$(5,850,989)

NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO ELANDIA INTERNATIONAL INC., BASIC AND DILUTED
Continuing Operations	$(0.01)	$(0.08)	$(0.08)	$(0.21)
Discontinued Operations	—	—	—	—

Net Loss per Common Share	$(0.01)	$(0.08)	$(0.08)	$(0.21)

Weighted Average Number of Common Shares Outstanding, Basic and Diluted	76,986,425	27,758,345	51,269,424	27,716,909

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Net Loss	$(510,652)	$(2,357,387)	$(3,027,684)	$(5,533,712)
Foreign Currency Translation Adjustment	711,014	(3,010,982)	1,275,953	(2,876,708)

Comprehensive Income (Loss)	200,362	(5,368,369)	(1,751,731)	(8,410,420)
Comprehensive Income Attributable to Noncontrolling Interest	(427,111)	(22,294)	(1,055,063)	(317,277)

COMPREHENSIVE LOSS ATTRIBUTABLE TO ELANDIA INTERNATIONAL INC.	$(226,749)	$(5,390,663)	$(2,806,794)	$(8,727,697)

The accompanying notes are an integral part of these condensed consolidated financial statements.

eLandia International Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

For the Six Months Ended June 30, 2011

(Unaudited)

	Preferred Stock - Series A $0.00001 Par Value		Preferred Stock - Series B $0.00001 Par Value		Common Stock $0.00001 Par Value		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCES — January 1, 2011	—	$—	4,118,263	$16,679,962	25,240,220	$251	$172,204,748	$(189,693,771)	$(3,133,652)	$7,626,681	$3,684,219
Conversion of Series B Preferred Stock to Common Stock in Connection with Termination of Voting Trust Agreement	—	—	(4,118,263)	(16,679,962)	1,801,740	18	16,679,944	—	—	—	—
Cancellation of Common Stock in Connection with Termination of Voting Trust Agreement	—	—	—	—	(1,801,740)	(18)	18	—	—	—	—
Return and Cancellation of Common Stock in Connection with Settlement Agreement	—	—	—	—	(150,000)	(1)	(29,999)	—	—	—	(30,000)
Common Stock Issued in Connection with Acquisition of Medidata	—	—	—	—	150,745,913	1,507	48,061,698	—	—	—	48,063,205
Common Stock Issued to Executive Management	—	—	—	—	1,512,000	15	226,785	—	—	—	226,800
Noncontrolling Interest in Connection with Acquisition of Medidata	—	—	—	—	—	—	—	—	—	12,235,772	12,235,772
Noncontrolling Interest in Connection with Acquisition of SamoaTel	—	—	—	—	—	—	—	—	—	4,635,705	4,635,705
Noncontrolling Interest in Connection with the Formation of BSI	—	—	—	—	—	—	—	—	—	3,088,043	3,088,043
Distributions Payable to Noncontrolling Interest	—	—	—	—	—	—	—	—	—	(59,189)	(59,189)
Foreign Currency Translation Adjustment	—	—	—	—	—	—	—	—	1,275,953	100,327	1,376,280
Share-Based Compensation	—	—	—	—	—	—	705,801	—	—	—	705,801
Net Income (Loss)	—	—	—	—	—	—	—	(3,982,420)	—	954,736	(3,027,684)

BALANCES — June 30, 2011	—	$—	—	$—	177,348,133	$1,772	$237,848,995	$(193,676,191)	$(1,857,699)	$28,582,075	$70,898,952

The accompanying notes are an integral part of these condensed consolidated financial statements.

eLandia International Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,027,684)	$(5,533,712)

Adjustments to Reconcile Net Loss to Net Cash and Cash Equivalents Provided By (Used in) Operating Activities:
Loss from Discontinued Operations	—	29,686
Provision for Doubtful Accounts	1,491,203	264,927
Share-Based Compensation	705,801	625,919
Depreciation and Amortization	3,190,425	3,158,192
Amortization — Intangible Assets	135,457	177,784
Amortization of Deferred Financing Costs and Discount on Long-Term Debt	89,924	56,651
Issuance of Common Stock to Executive Management	226,800	—
Negative Goodwill	(2,907,114)	—
Gain on Extinguishment of Debt	—	(2,037,500)
Foreign Currency Loss	1,466,970	883,693
Changes in Operating Assets and Liabilities:
Accounts Receivable	(5,276,612)	(8,468,471)
Inventories	631,776	3,059,501
Prepaid Expenses and Other Current Assets	(5,633,562)	(2,908,223)
Deposits with Suppliers and Subcontractors	558,837	(3,378,896)
VAT Receivable	1,459,578	(695,352)
Other Assets	12,594,389	466,891
Accounts Payable	4,489,726	(8,413,747)
Accrued Expenses	4,708,111	7,658,239
Customer Deposits	(8,998,769)	(796,936)
Deferred Revenue	(4,410,584)	(429,036)
Other Liabilities	263,347	64,577

TOTAL ADJUSTMENTS	4,785,703	(10,682,101)

CASH AND CASH EQUIVALENTS PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,758,019	(16,215,813)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Received from Acquisitions, Net of Cash Paid	6,119,591	—
Disposals (Purchases) of Property and Equipment	242,882	(1,346,114)
Restricted Cash	106,991	357,305

CASH AND CASH EQUIVALENTS PROVIDED BY (USED IN) INVESTING ACTIVITIES	6,469,464	(988,809)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (Payments) on Lines of Credit, Net	2,225,141	(674,973)
Proceeds from Long-Term Debt, Net	2,478,587	11,587,339
Principal Payments on Capital Leases	(602,224)	(792,725)
Proceeds from Noncontrolling Interest in Connection with BSI	3,088,043	—
Financing Costs Paid — Long-Term Debt	(82,500)	—

CASH AND CASH EQUIVALENTS PROVIDED BY FINANCING ACTIVITIES	7,107,047	10,119,641

CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating Cash Flows	(700,000)	(467,344)
Financing Cash Flows	—	36,844

NET CASH AND CASH EQUIVALENTS USED IN DISCONTINUED OPERATIONS	(700,000)	(430,500)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(86,945)	(3,933,602)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,547,585	(11,449,083)
CASH AND CASH EQUIVALENTS— Beginning	10,926,659	17,865,681

CASH AND CASH EQUIVALENTS— Ending	$25,474,244	$6,416,598

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid During the Periods For:
Interest	$1,584,976	$1,074,250
Taxes	$1,170,555	$2,492,571

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Series B Preferred Stock to Common Stock in Connection with Termination of Voting Trust Agreement	$16,679,962	$—
Cancellation of Shares in Connection with Termination of Voting Trust Agreement	$18	$—
Value of Options Granted to BSI Lenders	$189,200	$—
Common Stock Issued for Acquisition of Medidata	$48,063,205	$—
Acquisition of Equipment with Issuance of Capital Leases	$2,088,720	$—
Issuance of Common Stock for Consulting Services	$—	$30,000
Partial Settlement of Long-Term Debt - Related Party	$—	$161,860

The accompanying notes are an integral part of these condensed consolidated financial statements.

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2011

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

NOTE 2 – Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements as of June 30, 2011, and for the three and six months then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited consolidated financial statements. The unaudited interim condensed consolidated balance sheet as of June 30, 2011, unaudited interim condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010, the unaudited interim condensed consolidated statement of stockholders’ equity for the six months ended June 30, 2011, and the unaudited interim condensed consolidated statements of cash flows for the six months ended June 30, 2011 and 2010 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and six months ended June 30, 2011 are not necessarily indicative of results to be expected for the year ending December 31, 2011 or for any future interim period. The condensed consolidated balance sheet at December 31, 2010 has been derived from audited consolidated financial statements; however, these notes to the condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete consolidated financial statements. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC.

NOTE 3 – Liquidity, Financial Condition and Management’s Plans

We generated $1.8 million of cash from operations during the six months ended June 30, 2011 and have working capital of $35.1 million. We incurred a $3.0 million loss from continuing operations, net of income tax expense, during the six months ended June 30, 2011 and have a $193.7 million accumulated deficit.

Our net loss includes an aggregate of $4.4 million of net non-cash charges, principally consisting of $3.3 million of depreciation and amortization, $1.5 million provision for doubtful accounts and $1.5 million of foreign currency losses, offset by $2.9 million of negative goodwill arising from the acquisition of SamoaTel (see Note 6).

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

Additionally, as more fully described in Note 7, on May 31, 2011, we completed the closing under the Contribution Agreement, whereby Amper acquired 150,745,913 shares of our newly issued common stock in exchange for the contribution to eLandia of approximately 79.7% of the outstanding capital stock of Medidata.

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

June 30, 2011

(Unaudited)

Management believes that we will have sufficient working capital to sustain operations through at least July 1, 2012. The acquisition of Medidata and SamoaTel are expected to provide us with a significant working capital surplus in the future. However, there can be no assurance that the plans and actions proposed by management will be successful or that unforeseen circumstances will not require us to seek additional funding sources in the future or effectuate plans to conserve liquidity. In addition, there can be no assurance that in the event additional sources of funds are needed they will be available on acceptable terms, if at all.

NOTE 4 – Significant Accounting Policies

Principles of Consolidation

The unaudited interim condensed consolidated financial statements include the accounts of eLandia and all of its wholly-owned and majority owned subsidiaries. In addition, as of June 30, 2011, the unaudited interim condensed consolidated financial statements include the operations of Medidata and SamoaTel, our majority owned subsidiaries, from their respective dates of acquisition onward (see Notes 6 and 7). We have classified as discontinued operations for all periods presented the accounts of our operations in Fiji and certain eLandia predecessor companies that no longer conduct any operations. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Reclassification

We have reclassified certain prior year amounts to conform to the current period’s presentation. These reclassifications have no effect on the financial position or results of operations reported as of and for the three and six months ended June 30, 2010.

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

Our policy is to reserve for uncollectible accounts based on our best estimate of the amount of probable credit losses in our existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Other factors that we consider include our existing contractual obligations, historical payment patterns of our customers and individual customer circumstances, an analysis of days sales outstanding by customer and geographic region, and a review of the local

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

June 30, 2011

(Unaudited)

economic environment and its potential impact on the realizability of accounts receivable. Account balances deemed to be uncollectible are charged to the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. Our allowance for doubtful accounts at June 30, 2011 and December 31, 2010 amounted to approximately $5.1 million and $2.1 million, respectively.

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

Accounts Payable

Included in our accounts payable at June 30, 2011 and December 31, 2010 is approximately $20.8 million and $21.1 million, respectively, of short-term vendor financed payables.

Derivative Instruments and Hedging

Derivative Instruments

In June 2008, the FASB issued new accounting guidance, which requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of ASC 815, “Derivative and Hedging,” and should be classified as a liability and marked-to-market. The statement is effective for fiscal years beginning after December 15, 2008 and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings.

ASC 815-40 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. As disclosed in Note 6, on March 31, 2011, BSI entered into two loan agreements that included an option to purchase shares in BSI. In accordance with ASC 815-40, this option is classified as a derivative liability and was valued at $189,200. This amount was credited to derivative liability when the notes were issued.

Hedges

Our policy is to attempt to minimize short-term business exposure to foreign currency exchange rate fluctuations using an effective and efficient method to eliminate or reduce such exposures. In the normal course of business, our financial position is routinely subjected to market risk associated with foreign currency exchange rate fluctuations. To protect against a reduction in value of US Dollar-denominated expenses in our Brazil operations, we have instituted a foreign currency cash flow hedging program. We enter into foreign exchange forward contracts that generally expire within 90 to 120 days. These foreign exchange forward contracts are designated as cash flow hedges and are carried on our balance sheet at fair value with the effective portion of the contracts’ gains or losses included in accumulated other comprehensive income (loss) and subsequently recognized in revenue in the same period the hedged revenue is recognized.

At inception and at each quarter end, hedges are tested prospectively and retrospectively for effectiveness using dollar-value analysis. To qualify for hedge accounting, the hedge relationship must meet criteria relating both to the derivative instrument and the hedged item. These criteria include identification of the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value or cash flows will be measured. There were no gains or losses during the six months ended June 30, 2011 or 2010 associated with ineffectiveness or forecasted transactions that failed to occur.

To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges must be tested to demonstrate an expectation of providing highly effective offsetting changes to future cash flows on hedged transactions. When derivative instruments are designated and qualify as effective cash flow hedges, we are able to defer effective changes in the fair value of the hedging instrument within accumulated other comprehensive income (loss) until the hedged exposure is realized. Consequently, with the exception of hedge ineffectiveness recognized, our results of operations are not subject to fluctuation as a result of changes in the fair value of the derivative instruments. If hedges are not highly effective or if we do not believe that the underlying hedged forecasted transactions will occur, we may not be able to account for our derivative instruments as cash flow hedges. If this were to occur, future changes in the fair values of our derivative instruments would be recognized in

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

June 30, 2011

(Unaudited)

earnings. Additionally, related amounts previously recorded in accumulated other comprehensive income would be reclassified to income immediately. At June 30, 2011, we had losses of $0.2 million accumulated in other comprehensive income, which we expect to reclassify into earnings over the next 12 months.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to eLandia by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if any, includes the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted net loss per common share attributable to eLandia for the three and six months ended June 30, 2011 and 2010 includes 28,125 unexercised warrants, respectively, each with an exercise price of $.001 per share.

The computation of basic income (loss) per share for the three and six months ended June 30, 2011 and 2010 excludes the following potentially dilutive securities because their inclusion would be anti-dilutive.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Convertible Preferred Stock	—	4,118,263	—	4,118,263
Common Stock Purchase Warrants	259,259	1,409,259	259,259	1,409,259
Stock Options	3,436,213	8,119,545	3,436,213	8,119,545

	3,695,472	13,647,067	3,695,472	13,647,067

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

June 30, 2011

(Unaudited)

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

NOTE 5 – Fair Value

We have determined the estimated fair value amounts presented in these unaudited interim condensed consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the unaudited interim condensed consolidated financial statements are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. We have based these fair value estimates on pertinent information available as of June 30, 2011 and December 31, 2010. As of June 30, 2011 and December 31, 2010, the carrying value of all financial instruments approximates fair value.

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

Notes to Condensed Consolidated Financial Statements—(Continued)

June 30, 2011

(Unaudited)

The following are the classes of assets measured at fair value on a nonrecurring basis as of June 30, 2011 and December 31, 2010, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	June 30, 2011
	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at June 30, 2011
Goodwill	$—	$—	$11,085,660	$11,085,660
Intangible Assets	—	—	1,669,253	1,669,253

Total	$—	$—	$12,754,913	$12,754,913

	December 31, 2010
	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2010
Goodwill	$—	$—	$11,085,660	$11,085,660
Intangible Assets	—	—	1,804,710	1,804,710

Total	$—	$—	$12,890,370	$12,890,370

NOTE 6 – Acquisition of SamoaTel

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

The acquisition of SamoaTel was accounted for under the acquisition method of accounting. Accordingly, the acquired assets and assumed liabilities were recorded at their estimated fair values, and operating results for SamoaTel are included in the consolidated financial statements from the effective date of acquisition of March 31, 2011. Accounting standards require that when the fair value of the net assets acquired exceeds the purchase price, resulting in negative goodwill, the acquirer must reassess the reasonableness of the values assigned to all of the net assets acquired, liabilities assumed and consideration transferred. We performed such a reassessment and concluded that the values assigned for the SamoaTel acquisition are reasonable. Consequently, we have recorded $2.9 million of negative goodwill arising from the acquisition of SamoaTel in the statement of operations for the six months ended June 30, 2011. We believe the negative goodwill realized in acquisition accounting was the result of a number of factors, including viewing this as the best outcome for SamoaTel based on the bids received by the government of Samoa.

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

June 30, 2011

(Unaudited)

The purchase price has been allocated on a preliminary basis using information currently available. The allocation of the purchase price to the assets acquired and liabilities assumed is expected to be finalized during the fourth quarter of 2011, as more information is obtained regarding asset valuations, liabilities assumed and revisions of preliminary estimates of fair values made at the date of purchase. The allocation of the purchase price is summarized as follows:

Consideration Paid:
Cash Paid	$11,000,000

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:
Total Current Assets	8,684,384
Property, Plant and Equipment	12,235,137
Other Assets	384,488
Current Liabilities	(2,761,190)

Net Assets Acquired	18,542,819
Noncontrolling Interest	(4,635,705)
Negative Goodwill	(2,907,114)

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

During the 2010 review of the loan agreement covenants, ANZ noted certain nonfinancial breaches with respect to timely reporting. Management does not believe these breaches are material. ANZ has not enforced any remedy provisions under the loan agreement as a result of these nonfinancial breaches.

A portion of the acquisition of SamoaTel was funded by $3.1 million in proceeds received from investors in exchange for preferred stock in BSI. Local investors purchased $2.5 million of Series B preferred stock and $0.6 million of Series C preferred stock. In addition to being entitled to receive ordinary dividends paid by BSI, the Series B preferred stock has an annual cumulative dividend of 7% through March 31, 2016. The Series C preferred stock has an annual cumulative dividend of 10% through March 31, 2016 which will increase to 20% thereafter if the shares are not redeemed prior to that date. On March 31, 2011, BSI entered into loan agreements, representing indebtedness in the aggregate amount of $498,552, with two investors which mature on March 31, 2016. The proceeds of the loans were used for the acquisition of SamoaTel. In addition, the loan agreements grant the lenders the option to purchase shares in BSI. The prospective value of this option is estimated at $189,200 and is recorded in other long-term liabilities in the accompanying condensed consolidated balance sheet at June 30, 2011. The cash paid by the investors for BSI’s preferred stock has been recorded as a component of noncontrolling interest. Additionally, an executive of AST participated in the acquisition of SamoaTel by purchasing common and preferred stock in BSI under similar terms as those offered to the other investors, for a total consideration of $400,000.

NOTE 7 – Contribution Agreement with Amper

On July 29, 2010, we entered into a Contribution Agreement, as amended by a First Amendment to Contribution Agreement effective December 2, 2010 (collectively, the “Contribution Agreement”) with Amper. Pursuant to the Contribution Agreement,

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

June 30, 2011

(Unaudited)

Amper would acquire 150,745,913 newly issued shares of our common stock representing approximately 85% of our issued and outstanding shares of common stock following the issuance in exchange for the contribution to eLandia by Amper of approximately 90% of the outstanding capital stock of Hemisferio Norte Brasil, S.L. (“Hemisferio”). Hemisferio has one wholly-owned direct subsidiary, Hemisferio Sul Participaçoes Ltda. (“Hemisferio Sul”), and two indirect subsidiaries, Medidata and XC Comercial e Exportadora Ltda. (“XC”). Hemisferio Sul owns 88.96% of Medidata, and Medidata owns 100% of XC. Hemisferio, Hemisferio Sul, Medidata and XC are collectively referred to in the Contribution Agreement as the “Contributed Entities.”

On March 31, 2011, we and Amper executed and delivered certain closing documents into escrow pending the receipt of certain legal opinions from Spanish and Brazilian counsel to Amper as well as the delivery of a stock certificate representing 150,743,913 shares of our common stock issued in the name of Amper and stock certificates representing the 5,223,517 capital shares of Hemisferio transferred to the name of the Company, which transfer required registration with certain Spanish and Brazilian authorities. The closing of the transactions contemplated by the Contribution Agreement was subject to various conditions, all of which were satisfied, waived or deferred pursuant to the escrow arrangement prior to the closing, including: (i) obtaining the consent of the U.S Federal Communications Commission, (ii) receipt of a fairness opinion from our investment bank, (iii) receipt of waivers executed by our chief executive officer and chief financial officer with respect to any severance obligations of the Company which may be triggered by the closing of the Contribution Agreement transactions, and (iv) receipt of a consent of the receiver for Stanford International Bank Ltd. (“SIBL”) to the transactions contemplated by the Contribution Agreement.

During the escrow period, we did not have any ownership rights, including the authority or power to vote, with respect to the 5,223,517 shares of Hemisferio, and Amper did not have any ownership rights, including the authority or power to vote, with respect to the 150,745,913 shares of our common stock.

On May 31, 2011, pursuant to the Contribution Agreement, Amper acquired 150,745,913 shares of our newly issued common stock, representing approximately 85% of our issued and outstanding shares of common stock after giving effect to the Contribution Agreement transaction. In exchange for the issuance to Amper of such shares of our common stock, Amper has contributed to the Company approximately 90% of the outstanding capital stock of Hemisferio. Accordingly, as of May 31, 2011, the Contribution Agreement was completed and we acquired all ownership rights, including the authority and power to vote, with respect to the 5,223,517 shares of Hemisferio, and Amper acquired all ownership rights, including the authority and power to vote, with respect to the 150,745,913 shares of our common stock.

In connection with the closing of the Contribution Agreement, we entered into an Option Agreement, effective as of May 31, 2011, pursuant to which Amper granted us the option, at any time prior to six months from the date of the Option Agreement, to purchase 606,301 capital shares of Hemisferio representing 10.4% of the issued and outstanding capital shares of Hemisferio. The 10.4% interest represents the remaining interest of Hemisferio which we did not acquire upon the closing of the transaction contemplated by the Contribution Agreement. The aggregate purchase price for such remaining interest is $8,900,000 and is payable by the issuance of additional shares of our common stock to Amper at a price per share equal to the fair market value of a share of our common stock as of the date of the exercise of the option.

We also entered into a Registration Rights Agreement, effective as of May 31, 2011, with Amper pursuant to which we have agreed to register the shares of our common stock issued to Amper pursuant to the Contribution Agreement. Under the Registration Rights Agreement, Amper may demand that we from time to time during the term of the Registration Rights Agreement register the shares of our common stock held by Amper. The Registration Rights Agreement terminates upon the earlier of: (i) the date on which no registrable shares remain outstanding or a registration statement with respect to the resale of all registrable shares has been declared effective, or (ii) the date on which all registrable shares may be sold, transferred or disposed of in accordance with Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Amper is entitled to three demand registrations during each 12-month period during the term of the Registration Rights Agreement. Amper is also entitled to piggyback registration rights in the event of certain public offerings by the Company of our securities.

Additionally, in connection with the closing of the Contribution Agreement transaction, effective May 31, 2011 we entered into an Amended and Restated Executive Employment Agreement with Pete R. Pizarro, our former Chief Executive Officer, (the “Pizarro Employment Agreement”) which superseded and replaced Mr. Pizarro’s prior employment agreement. The Pizarro Employment Agreement has an initial term of four years. As in his previous employment agreement, Mr. Pizarro will receive a base salary of $375,000 and may also receive an annual performance bonus of up to 100% of his base salary in accordance with criteria to be set by our Board of Directors in a written plan. As further inducement for Amper to enter into the Contribution Agreement, Mr. Pizarro agreed to waive certain rights including the vesting of 4,200,000 previously issued and partially vested stock options, and agreed to the cancellation thereof, as well as his right to terminate his prior employment agreement for “Good Reason” as a result of a change of control triggered by the Amper transaction and the severance payments to which Mr. Pizarro would be entitled to as a result thereof.

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

June 30, 2011

(Unaudited)

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

As previously disclosed, Mr. Pizarro resigned as our Chief Executive Officer effective August 1, 2011; however, Mr. Pizarro continues his role as Chairman of the Board (see Note 11).

In connection with the closing of the Contribution Agreement transaction, effective May 31, 2011 we entered into an Amendment of Executive Employment Agreement with Harley L. Rollins, our Chief Financial Officer (the “Rollins Employment Agreement”). Pursuant to such amendment, the term of the Rollins Employment Agreement has been extended for a three-year term. Under the terms of the Rollins Employment Agreement, as amended, Mr. Rollins will receive an annual base salary of $250,000 and he may also receive an annual performance bonus of up to 50% of his base salary, based upon a written bonus plan to be approved by our Board of Directors. As further inducement for Amper to enter into the Contribution Agreement, Mr. Rollins agreed to waive certain rights including the vesting of 1,000,000 previously issued and partially vested stock options, and agreed to the cancellation thereof, as well as his right to terminate the Rollins Employment Agreement for “Good Reason” as a result of a change of control triggered by the Amper transaction and the severance payments to which Mr. Rollins would be entitled to as a result thereof. Mr. Rollins was reissued options to purchase up to 1,000,000 shares of our common stock (the same amount as was cancelled by the Company), at the same exercise price of $0.45 per share and subject to a new vesting schedule. The options will vest as follows: (i) 25% of the options will vest on the three year anniversary of the grant date, and (ii) 75% will vest equally, on a quarterly basis, over a twelve-month period commencing on the three year anniversary of the grant date, if and only if Mr. Rollins remains continuously employed by the Company from the date of the amendment until each respective vesting date.

In exchange for and as consideration for the waiver of certain rights described above, Mr. Rollins will receive the following: (a) 392,000 shares of Company common stock; and (b) 84,000 in cash which amount will be used in part to satisfy the income tax obligations related to such consideration.

As of August 1, 2011, Mr. Rollins is serving as our Chief Executive Officer and President.

As a result of the acquisition of our shares by Amper, Amper became the controlling stockholder of eLandia. Accordingly, the acquired assets and assumed liabilities of Medidata have been recorded at their historical basis, and operating results for Medidata are included in the consolidated financial statements from the effective date of acquisition of May 31, 2011. The allocation of the purchase price is summarized as follows:

Consideration Paid:
Value of Common Stock (150,745,913 shares)	$48,063,205

Allocated To:
Cash and cash equivalents	10,685,287
Accounts receivable	19,095,806
Other current assets	30,310,342
Long-term assets	39,674,082
Accounts payable	(8,753,398)
Other current liabilities	(13,352,452)
Long-term liabilities	(17,360,690)
Noncontrolling interest	(12,235,772)

Net assets acquired	$48,063,205

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

June 30, 2011

(Unaudited)

The following unaudited consolidated pro forma information gives effect to the acquisition of Medidata as if this transaction had occurred on January 1, 2010. The following pro forma information is presented for illustration purposes only and is not necessarily indicative of the results that would have been attained had the acquisition of Medidata been completed on January 1, 2010, nor are they indicative of the results that may occur in any future periods.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$80,968,187	$52,505,482	$147,177,121	$119,142,727
Income (Loss) from Continuing Operations	3,159,770	(4,044,396)	7,683,041	(2,198,774)
Net Income (Loss) Attributable to eLandia	2,003,854	(2,365,681)	1,899,869	(3,004,989)

Basic and Diluted Loss per Share Attributable to eLandia	$0.01	$(0.01)	$0.01	$(0.02)

Weighted Average Shares Outstanding - Basic	177,376,258	180,016,258	177,450,015	179,974,822

Weighted Average Shares Outstanding - Diluted	185,377,203	180,016,258	185,565,799	179,974,822

NOTE 8 – Discontinued Operations

Our discontinued operations are comprised of our operations in Fiji and certain eLandia predecessor companies that no longer conduct any operations.

A summary of our liabilities from discontinued operations as of June 30, 2011 and December 31, 2010 and our results of discontinued operations for the three and six months ended June 30, 2011 and 2010 is as follows:

Liabilities of Discontinued Operations

	As of June 30,	As of December 31
	2011	2010
Accrued Expenses	$48,091	$48,091
Accrued FCPA Penalty	500,000	700,000
Capital Lease Obligations	10,000	10,000

Liabilities from Discontinued Operations - Current	$558,091	$758,091

Accrued FCPA Penalty	$—	$500,000

Liabilities from Discontinued Operations - Long Term	$—	$500,000

Results of Discontinued Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$—	$1,565,282	$—	$3,101,823
Cost of Revenue	—	(998,779)	—	(1,938,730)
Sales, Marketing and Customer Support	—	(336,042)	—	(634,690)
General and Administrative	—	(226,927)	—	(503,476)
Depreciation and Amortization	—	(38,836)	—	(72,067)
Interest Expense, net	—	(1,354)	—	(2,658)
Other Income	—	6,504	—	20,112

Net Loss from Discontinued Operations	$—	$(30,152)	$—	$(29,686)

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

June 30, 2011

(Unaudited)

NOTE 9 – Goodwill and Intangible Assets

At June 30, 2011 and December 31, 2010, goodwill consists of the following:

Latin America	$8,186,798
South Pacific	2,898,862

$11,085,660

At June 30, 2011 and December 31, 2010, intangible assets, net consist of the following:

Intangible Assets:	Finite Lived Assets		Indefinite Lived Assets
	Customer Lists	Contract Rights	Telecommunications Licenses and Agreements
Gross Value at December 31, 2010	$1,833,100	$1,219,000	$858,743
Accumulated Amortization at December 31, 2010	(891,655)	(1,214,478)	—

Net Value at December 31, 2010	$941,445	$4,522	$858,743

Gross Value at June 30, 2011	$1,833,100	$1,219,000	$858,743
Accumulated Amortization at June 30, 2011	(1,022,590)	(1,219,000)	—

Net Value at June 30, 2011	$810,510	$—	$858,743

Intangible assets consist of customer lists and contract rights, which are amortized on a straight-line basis over the estimated useful lives of the assets. We review the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. With respect to the valuation of our goodwill, we considered a variety of factors including the business climate, legal factors, operating performance indicators, competition or sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of long-term rates of growth for our business, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in those estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. We allocate goodwill to reporting units based on the reporting unit expected to benefit from the combination. We evaluate our reporting units on an annual basis and, if necessary, reassign goodwill using a relative fair value allocation approach.

NOTE 10 – Long-Term Debt

In June 2011, Medidata entered into several promissory loan agreements in favor of a bank, pursuant to which the bank provided an aggregate of $7.5 million to finance certain import transactions. Medidata has provided a security for 40% of the principal balance of the promissory notes through the pledge of certain certificates of deposits held by the bank. The promissory notes bear interest at 3.91% per annum and mature in a lump-sum payment one year from their respective origination dates. At June 30, 2011, the carrying value of the promissory notes aggregated $7.8 million, inclusive of accrued interest.

On March 10, 2011, Medidata entered into a promissory note in favor of a government agency in Brazil pursuant to which the agency will provide $7.1 million to finance certain import transactions. Medidata is the borrower under the promissory notes and Hemisferio Sul is the guarantor. Funding of the promissory notes is as follows: $2.3 million at the loan origination date; $2.3 million 180 days after the first tranche is released and $2.5 million 180 days after the second tranche is released. The promissory note is secured by cash and bears interest at 4.0% per annum. The promissory note requires monthly payments of interest only through November 15, 2012, followed by monthly payments of principal and interest through the maturity date of July 15, 2019. Additionally, Medidata agreed to participate in the costs of preparing the project in the minimum amount of $786,000. At June 30, 2011, the carrying value of the promissory note was $2.3 million.

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

June 30, 2011

(Unaudited)

NOTE 11 – Commitments and Contingencies

Resignation of Executive

On June 20, 2011, Mr. Pizarro advised the Board of Directors that he would step down from his role as Chief Executive Officer of the Company effective August 1, 2011, but mutually agreed with the Board of Directors that he would continue his role as Chairman of the Board of Directors notwithstanding his relinquishment of his operating role as Chief Executive Officer. Mr. Pizarro’s determination to resign as Chief Executive Officer was not due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. As a result of Mr. Pizarro’s resignation, the 4,200,000 options granted to him under the May 31, 2011 Amended and Restated Executive Employment Agreement were forfeited.

The Board of Directors of the Company has determined that effective August 1, 2011, Harley L. Rollins, our current Chief Financial Officer, will serve as Chief Executive Officer and President of the Company.

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

June 30, 2011

(Unaudited)

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

June 30, 2011

(Unaudited)

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

During the six months ended June 30, 2011, we re-evaluated the rate currently used to translate our financial statements. As an alternative means to obtain U.S. Dollars to remit dividends, we have purchased U.S. Dollars through government sponsored bond transactions. We believe that the effective yield resulting from these bond transactions (the “bond rate”) is the best current indicator of the exchange rate applicable for the conversion of Bolivar Fuertes to U.S. Dollars. Accordingly, on January 1, 2011, we changed the rate we use to remeasure Bolivar Fuerte-denominated transactions from the SITME rate to the bond rate. At June 30, 2011, the bond rate was 5.66 Bolivar Fuertes per U.S. Dollar.

SENIAT Liability in Venezuela

We have received notice from the Servicio Nacional de Administracion Aduanera y Tributaria (“SENIAT”), the taxing authorities in Venezuela, asserting claims for unpaid taxes in the amount of up to 25 million Bolivar Fuertes. We have appealed the decision and are currently in discussions with the SENIAT. We believe that if we are unsuccessful in our appeal, any possible liability would not be material.

Brazil

Contingent liabilities arising from litigations or notices received from the inspection authorities related to our Brazilian operations are assessed by management based on the individual analysis of these proceedings and on the opinion of the Company’s lawyers and legal consultants. Those considered as probable losses are provisioned in the accompanying unaudited interim condensed consolidated financial statements. Based on the information received from our legal consultants and on the analysis of pending judicial demands, we have provisioned an amount deemed sufficient to cover estimated losses. Contingent liabilities, mainly representing labor and real estate and sales tax contingencies, amounted to $15.7 million at June 30, 2011 and are recorded as a component of other long-term liabilities in the accompanying unaudited interim condensed consolidated balance sheet at June 30, 2011.

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

Customer and Vendor Concentrations

At June 30, 2011, we had one customer in our Latin American segment that represented approximately 11% of our gross accounts receivable. During the three months ended June 30, 2011, we had one customer in our Latin American segment that represented approximately 10% of our revenues.

During the three and six months ended June 30, 2011, one vendor in our Latin American segment represented approximately 51% and 52% of our consolidated cost of product sales and services, respectively. At June 30, 2011, the amount due to this vendor was approximately 30% of our total accounts payable.

NOTE 12 – Stockholders’ Equity

Series B Convertible Preferred Stock

As more fully described in Note 11, on March 30, 2011, in connection with the termination of the Voting Trust Agreement, 4,118,263 shares of our Series B Preferred Stock were automatically converted into 1,801,740 shares of our common stock.

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

June 30, 2011

(Unaudited)

Common Stock Transactions

As more fully described in Note 11, on March 30, 2011, in connection with the termination of the Voting Trust Agreement, 1,801,740 shares of our common stock were cancelled.

In connection with the settlement agreement entered into with Sir James Ah Koy, Michael Ah Koy; Kelton Investments Ltd. (Kelton Investments”); Kelton; Datec; Anthony Ah Koy; Carolyn Ah Koy; and Monica Ah Koy, on March 31, 2011, we cancelled 150,000 returned shares of our common stock, valued at $30,000.

As more fully described in Note 7, on May 31, 2011, in connection with the acquisition of Medidata, we issued 150,745,913 shares of our common stock to Amper, valued at $48,063,205.

Also as described in Note 7, on May 31, 2011, in connection with the acquisition of Medidata, we issued 1,512,000 shares of our common stock to executive management, valued at $226,800.

Interest on Equity

As permitted by Medidata’s by-laws and Brazilian corporate law, Medidata accrues interest on equity which allows Medidata to deduct as interest expense amounts calculated based on the net equity of the company. The amounts are cumulative, noncancelable by Medidata and are not due to shareholders of record until declared. As of June 30, 2011 $1.1 million has been accrued and no amounts have been declared.

NOTE 13 – Income Taxes

At December 31, 2010, we had federal and Florida net operating loss (NOL) carryovers of $67,345,000 and $62,460,000, respectively, which expire through 2030. As more fully described in Note 7, we completed the closing under the Contribution Agreement. As a result, all of our NOLs arising through May 31, 2011 may be subject to limitations under Internal Revenue Code Section 382. These limitations could significantly impair the Company’s ability to utilize the NOLs against future taxable income prior to their expiration.

We also had capital losses in 2008 totaling $33,153,000 which expire December 31, 2013. In addition, at December 31, 2010, we had foreign net operating loss carryovers of approximately $20,219,000 which will expire through 2017.

As of June 30, 2011, the Company’s net deferred tax assets are mainly comprised of temporary differences associated with Medidata’s tax and labor-related contingencies, obsolescence reserve, and sales commissions. Medidata’s net deferred tax assets, amounting to $7.6 million at June 30, 2011, are included in other assets in the accompanying unaudited interim condensed consolidated balance sheet. Based on its business plan, Management believes it is more likely than not that Medidata will generate sufficient taxable income in future periods to realize these benefits.

Except for Medidata’s deferred tax assets, we continue to maintain a full valuation allowance on our deferred tax assets.

The major tax jurisdictions where the Company is subject to income tax and their respective statutory tax rates are as follows: United States Federal (34%), Brazil (34%), and Ecuador (27%). The actual income tax expense differs from the statutory tax expense for the year (computed by applying the U.S. federal corporate tax rate of 34% to income before provision for income taxes) mainly because of the tax holiday on American Samoa earnings, the loss of benefits due to valuation allowances, and differences in foreign jurisdiction’s tax rates.

We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in our condensed consolidated statements of operation. Similarly, our policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

There have not been any material changes in our liability for unrecognized tax benefits, including interest and penalties, during the six months ended June 30, 2011. We do not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

NOTE 14 – Segment Information

Our discontinued operations are comprised of our operations in Fiji and certain eLandia predecessor companies that no longer conduct any operations.

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

June 30, 2011

(Unaudited)

Below is a summary of the results by segment for the three and six months ended June 30, 2011 and identifiable assets as of June 30, 2011:

	For the Three Months Ended June 30, 2011
	Latin America	South Pacific	Corporate and Discontinued Operations	Consolidated
Revenue
Product Sales	$43,704,287	$293,865	$—	$43,998,152
Services	18,246,802	7,792,233	—	26,039,035

Total Revenue	61,951,089	8,086,098	—	70,037,187
Cost of Revenue
Product Sales	35,208,648	264,036	—	35,472,684
Services	12,878,208	2,668,230	—	15,546,438

Total Cost of Revenue	48,086,856	2,932,266	—	51,019,122

Gross Profit	13,864,233	5,153,832	—	19,018,065
	22.4%	63.7%	0.0%	27.2%
Expenses
Sales, Marketing and Customer Support	5,109,935	572,293	—	5,682,228
General and Administrative	6,853,487	1,747,054	2,110,717	10,711,258
Transaction Related Expenses	—	—	834,545	834,545
Depreciation and Amortization	492,322	1,168,899	33,575	1,694,796
Amortization – Intangible Assets	—	65,468	—	65,468

Total Expenses	12,455,744	3,553,714	2,978,837	18,988,295

Operating Income (Loss)	1,408,489	1,600,118	(2,978,837)	29,770
Interest Expense, Net	(1,244,305)	(421,684)	(215,287)	(1,881,276)
Other Income (Expense)	2,137,201	(219,750)	5,618	1,923,069
Income Tax Expense	(708,109)	(200,890)	—	(908,999)

Net Income (Loss) Attributable to eLandia	$1,593,276	$757,794	$(3,188,506)	$(837,436)

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

June 30, 2011

(Unaudited)

	For the Six Months Ended June 30, 2011
	Latin America	South Pacific	Corporate and Discontinued Operations	Consolidated
Revenue
Product Sales	$65,722,541	$406,582	$—	$66,129,123
Services	30,069,191	11,480,807	—	41,549,998

Total Revenue	95,791,732	11,887,389	—	107,679,121
Cost of Revenue
Product Sales	51,916,233	391,066	—	52,307,299
Services	21,072,831	3,950,294	—	25,023,125

Total Cost of Revenue	72,989,064	4,341,360	—	77,330,424

Gross Profit	22,802,668	7,546,029	—	30,348,697
	23.8%	63.5%	0.0%	28.2%
Expenses
Sales, Marketing and Customer Support	9,060,207	800,450	—	9,860,657
General and Administrative	10,939,648	2,585,005	3,955,979	17,480,632
Negative Goodwill	—	(2,907,114)	—	(2,907,114)
Transaction Related Expenses	—	—	1,047,598	1,047,598
Depreciation and Amortization	1,036,747	2,086,909	66,769	3,190,425
Amortization – Intangible Assets	—	135,457	—	135,457

Total Expenses	21,036,602	2,700,707	5,070,346	28,807,655

Operating Income (Loss)	1,766,066	4,845,322	(5,070,346)	1,541,042
Interest Expense, Net	(2,206,963)	(721,130)	(388,733)	(3,316,826)
Other Income (Expense)	(197,843)	(896,268)	35,708	(1,058,403)
Income Tax Expense	(947,343)	(200,890)	—	(1,148,233)

Net Income (Loss) Attributable to eLandia	$(1,586,083)	$3,027,034	$(5,423,371)	$(3,982,420)

Total Assets	$209,288,388	$54,346,059	$636,208	$264,270,655

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

June 30, 2011

(Unaudited)

Below is a summary of the results by segment for the three and six months ended June 30, 2010 and identifiable assets as of December 31, 2010:

	For the Three Months Ended June 30, 2010
	Latin America	South Pacific	Corporate and Discontinued Operations	Consolidated
Revenue
Product Sales	$16,441,149	$158,265	$—	$16,599,414
Services	16,469,666	3,679,402	—	20,149,068

Total Revenue	32,910,815	3,837,667	—	36,748,482
Cost of Revenue
Product Sales	14,765,690	147,872	—	14,913,562
Services	9,475,887	1,300,067	—	10,775,954

Total Cost of Revenue	24,241,577	1,447,939	—	25,689,516

Gross Profit	8,669,238	2,389,728	—	11,058,966
	26.3%	62.3%	0.0%	30.1%
Expenses
Sales, Marketing and Customer Support	4,782,842	183,500	—	4,966,342
General and Administrative	4,116,163	676,856	1,878,986	6,672,005
Transaction Related Expenses	—	—	414,082	414,082
Depreciation and Amortization	605,379	942,926	33,800	1,582,105
Amortization – Intangible Assets	—	93,828	—	93,828

Total Expenses	9,504,384	1,897,110	2,326,868	13,728,362

Operating Income (Loss)	(835,146)	492,618	(2,326,868)	(2,669,396)
Interest Expense, Net	(647,653)	(345,710)	(61,880)	(1,055,243)
Other Income (Expense)	1,282,765	91,951	400	1,375,116
Income Tax Expense	(6)	—	—	(6)
Income (Loss) from Discontinued Operations	—	—	(30,152)	(30,152)

Net Income (Loss) Attributable to eLandia	$(200,040)	$238,859	$(2,418,500)	$(2,379,681)

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

June 30, 2011

(Unaudited)

	For the Six Months Ended June 30, 2010
	Latin America	South Pacific	Corporate and Discontinued Operations	Consolidated
Revenue
Product Sales	$42,206,630	$285,612	$—	$42,492,242
Services	25,469,040	7,330,445	—	32,799,485

Total Revenue	67,675,670	7,616,057	—	75,291,727
Cost of Revenue
Product Sales	34,366,627	295,685	—	34,662,312
Services	14,978,704	2,496,720	—	17,475,424

Total Cost of Revenue	49,345,331	2,792,405	—	52,137,736

Gross Profit	18,330,339	4,823,652	—	23,153,991
	27.1%	63.3%	0.0%	30.8%
Expenses
Sales, Marketing and Customer Support	9,253,672	451,887	—	9,705,559
General and Administrative	8,080,655	1,470,789	4,351,347	13,902,791
Transaction Related Expenses	—	—	532,439	532,439
Depreciation and Amortization	1,216,680	1,875,618	65,894	3,158,192
Amortization – Intangible Assets	—	177,784	—	177,784

Total Expenses	18,551,007	3,976,078	4,949,680	27,476,765

Operating Income (Loss)	(220,668)	847,574	(4,949,680)	(4,322,774)
Interest Expense, Net	(1,254,266)	(694,732)	(89,809)	(2,038,807)
Gain on Extinguishment of Debt	2,037,500	—	—	2,037,500
Other Income (Expense)	(1,927,879)	302,580	128,086	(1,497,213)
Income Tax Expense	(9)	—	—	(9)
Income (Loss) from Discontinued Operations	—	—	(29,686)	(29,686)

Net Income (Loss) Attributable to eLandia	$(1,365,322)	$455,422	$(4,941,089)	$(5,850,989)

Total Assets	$116,962,373	$35,671,603	$495,373	$153,129,349

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

eLandia is a provider of Information and Communications Technology (ICT”) products and services to small, medium-sized and large businesses as well as government entities and service providers, primarily in Latin America. We have presence in over 17 countries, including Argentina, Brazil, Colombia, Costa Rica, Ecuador, El Salvador, Guatemala, Honduras, Mexico, Nicaragua, Panama, Peru, Venezuela and the United States. eLandia also operates in the South Pacific region through our wholly-owned subsidiary, AST Telecom, LLC (“AST”) which offers mobile communications, Internet services and cable TV services (Moana TV) in American Samoa under the Bluesky Communications brand. In addition, we also own 66 2/3% of the American Samoa Hawaii Cable, LLC (“ASH Cable”) in partnership with the American Samoa Government, providing high-speed networking connections between the territory of American Samoa and the rest of the world. As more fully described below, on March 31, 2011, we completed the acquisition of SamoaTel Limited, a provider of telecommunications products and services in Samoa.

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

Contribution Agreement - Amper

On July 29, 2010, we entered into a Contribution Agreement (the “Contribution Agreement”) with Amper, S.A. (“Amper”). Pursuant to this Contribution Agreement, Amper agreed to acquire 150,745,913 shares of our newly issued common stock in exchange for the contribution to eLandia by Amper of approximately 90% of the outstanding capital stock of Hemisferio Norte Brasil, S.L. (“Hemisferio”). Hemisferio has one wholly-owned direct subsidiary, Hemisferio Sul Participaçoes Ltda. (“Hemisferio Sul”), and two indirect subsidiaries, Medidata and XC Comercial e Exportadora Ltda. (“XC”). Hemisferio Sul owns 88.96% of Medidata, and Medidata owns 100% of XC. Hemisferio, Hemisferio Sul, Medidata and XC are collectively referred to in the Contribution Agreement as the “Contributed Entities.” The shares of our common stock issued to Amper under the Contribution Agreement represented approximately 85% of our issued and outstanding shares of common stock following the closing of the transactions contemplated by the Contribution Agreement.

On March 31, 2011, we executed and delivered certain closing documents under the Contribution Agreement subject to the closing documents being held in escrow pending the receipt from our transfer agent of a stock certificate representing 150,745,913 shares of our common stock issued in the name of Amper and stock certificates representing the 5,223,517 capital shares of Hemisferio transferred to the name of the Company, which transfer required registration with certain Spanish and Brazilian authorities, and certain other related legal opinions. The closing of the transactions contemplated by the Contribution Agreement was subject to various conditions, all of which were satisfied, waived or deferred pursuant to the escrow arrangement prior to the closing, including: (i) obtaining the consent of the FCC, (ii) receipt of a fairness opinion from our investment bank, (iii) receipt of waivers executed by our chief executive officer and chief financial officer with respect to any severance obligations of the Company which may be triggered by the closing of the Contribution Agreement transactions, and (iv) receipt of a consent of the receiver for Stanford International Bank Ltd. (“SIBL”) to the transactions contemplated by the Contribution Agreement.

On May 31, 2011, pursuant to the Contribution Agreement, Amper acquired 150,745,913 shares of our newly issued common stock, representing approximately 85% of our issued and outstanding shares of common stock after giving effect to the Contribution Agreement transaction. In exchange for the issuance to Amper of such shares of our common stock, Amper has contributed to the Company approximately 90% of the outstanding capital stock of Hemisferio. Accordingly, as of May 31, 2011, the Contribution Agreement was completed and we acquired all ownership rights, including the authority and power to vote, with respect to the 5,223,517 shares of Hemisferio, and Amper acquired all ownership rights, including the authority and power to vote, with respect to the 150,745,913 shares of our common stock.

Medidata offers integrated communications solutions to telecommunications operators, corporations, financial clients and governments in Brazil. With headquarters in Rio de Janeiro, Medidata has branches in Săo Paulo, Brasília and Belo Horizonte, support centers in Vitória and Barueri and more than 200 employees. The transaction under the Contribution Agreement will increase our regional footprint, providing us market entry into Brazil and will enable the combined company to service large domestic and multi-national customers throughout the Latin America region. We believe that the increased scale of the combined company will improve our negotiating power with vendors and create cost saving opportunities, allow for servicing of clients across larger geographies and multiple products and services, and diversify customer concentration risk, country risk and currency or devaluation risk.

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

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC for a discussion of our critical accounting policies. During the six months ended June 30, 2011, there were no material changes to these policies.

Results of Operations – Overview

Revenues for the quarter ended June 30, 2011 increased $33.3 million, or 91%, compared to the same period in 2010. Operations in our Latin American segment, representing mainly emerging market economies, achieved significant growth in the quarter with an 88% increase in revenues. Our South Pacific segment revenues grew by 111% during the quarter ended June 30, 2011, compared with the same period in 2010. Operating income and net loss for the second quarter of 2011 was $0.03 million and $0.5 million, respectively, compared with an operating loss and net loss in the second quarter of 2010 of $2.7 million and $2.4 million, respectively. The increases reflect improvements in our Latin American and South Pacific segments, as well as the acquisitions of Medidata in Brazil on May 31, 2011 and SamoaTel in Samoa on March 31, 2011. The results of operations for these two acquisitions have been included in the consolidated financial statements from their respective dates of acquisitions.

We experienced a 43% increase in revenues for the six months ended June 30, 2011, compared to the same period in 2010. The increase is mainly attributable to an increase in our product revenues of $23.6 million, or 56%, and an increase in our services revenues of $8.8 million, or 27%. Organic growth in both our Latin American and South Pacific segments, as well as the acquisitions of Medidata and SamoaTel, contributed to the overall increase in revenues.

Sales in a particular period may be significantly impacted by several factors related to revenue recognition, including large and sporadic purchases by customers; the complexity of transactions such as multiple element arrangements; and final acceptance of the product, system, or solution, among other factors. We are monitoring the current environment and its potential effects on our customers and on the markets we serve. Excluding Medidata, backlog as of June 30, 2011 was $59.7 million, compared to $54.0 million as of June 30, 2010.

•	Gross margin, as a percentage of consolidated net sales decreased slightly from 31% for the six months ended June 30, 2010 to 28% for the six months ended June 30, 2011.

•

Operating income for the six months ended June 30, 2011 was $1.5 million, compared to an operating loss of $4.3 million for the six months ended June 30, 2010. Included in operating income for the six months ended June 30, 2011 is negative goodwill of $2.9 million related to our acquisition of SamoaTel on March 31, 2011. Excluding this effect, operating income improved by $2.9 million for the six months ended June 30, 2011, compared to the same period in 2010.

•

Net loss attributable to eLandia for the six months ended June 30, 2011 was $4.0 million, compared to $5.8 million for the same period in 2010. The decrease in net loss is primarily due to operating income for the six months ended June 30, 2011, compared to an operating loss for the six months ended June 30, 2010, offset by higher other non-operating expenses. Other non-operating expenses for the six months ended June 30, 2010 includes a gain on the extinguishment of debt of $2.0 million.

•	Net loss per share decreased from ($0.21) for the six months ended June 30, 2010 to ($0.08) for the six months ended June 30, 2011.

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

Acquisition of Medidata

On May 31, 2011, pursuant to the Contribution Agreement, Amper acquired 150,745,913 shares of our newly issued common stock, representing approximately 85% of our issued and outstanding shares of common stock after giving effect to the Contribution Agreement transaction. In exchange for the issuance to Amper of such shares of our common stock, Amper has contributed to the Company approximately 90% of the outstanding capital stock of Hemisferio, resulting in eLandia owning approximately 80% of Medidata.

Medidata offers integrated communications solutions to telecommunications operators, corporations, financial clients and governments in Brazil. With headquarters in Rio de Janeiro, Medidata has branches in Săo Paulo, Brasília and Belo Horizonte, support centers in Vitória and Barueri and more than 200 employees. The transaction under the Contribution Agreement will increase our regional footprint, providing us market entry into Brazil and will enable the combined company to service large domestic and multi-national customers throughout the Latin America region. We believe that the increased scale of the combined company will improve our negotiating power with vendors and create cost saving opportunities, allow for servicing of clients across larger geographies and multiple products and services, and diversify customer concentration risk, country risk and currency or devaluation risk.

We used the acquisition method of accounting in connection with this acquisition and, accordingly, our consolidated financial statements include the results of operations of Medidata from the date of acquisition of May 31, 2011. Summarized results for Medidata for the one month ended June 30, 2011 included in our consolidated financial statements are as follows:

Revenue
Product Sales	$6,226,000
Services	3,750,000

Total Revenue	9,976,000
Cost of Revenue
Product Sales	5,925,000
Services	2,546,000

Total Cost of Revenue	8,471,000

Gross Profit	1,505,000

Expenses
Sales, Marketing and Customer Support	5,000
General and Administrative	1,477,000
Depreciation and Amortization	45,000

Total Expenses	1,527,000

Operating Income (Loss)	(22,000)
Interest (Expense) Income, Net	92,000
Other Income (Expense)	1,090,710
Income Tax Expense	(531,000)

Net Income (Loss)	$629,710

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

During the six months ended June 30, 2011, we re-evaluated the rate currently used to translate our financial statements. As an alternative means to obtain U.S. Dollars to remit dividends, we have purchased U.S. Dollars through government sponsored bond transactions. We believe that the effective yield resulting from these bond transactions (the “bond rate”) is the best current indicator of the exchange rate applicable for the conversion of Bolivar Fuertes to U.S. Dollars. Accordingly, on January 1, 2011, we changed the rate we use to remeasure Bolivar Fuerte-denominated transactions from the SITME rate to the bond rate.

Due to the level of uncertainty in Venezuela, we cannot predict the exchange rate that will ultimately be used to convert our local currency monetary assets in Venezuela to U.S. Dollars in the future. As a result, negative charges reflecting a less favorable exchange rate outcome are possible.

Following are the exchange rates utilized to remeasure and translate our Venezuelan results of operations during the six months ended June 30, 2011 and 2010, respectively:

	As of June 30,
Monthly Average Exchange Rate:	2011	2010
January	6.52	6.15
February	6.52	6.49
March	6.52	6.90
April	5.66	7.33
May	5.66	8.02
June	5.66	5.27
Year to Date Average Exchange Rate	6.09	6.51
Period End Exchange Rate	5.66	6.90

For the six months ended June 30, 2011, our Venezuelan subsidiary represented 9% of our consolidated net sales, as compared to 15% for the six months ended June 30, 2010.

Revenues for our Venezuelan operations for the three months ended June 30, 2011, remeasured at the bond rate, were $6.1 million, compared to $5.6 million for the three months ended June 30, 2010, remeasured at the parallel rate through May 2010 and the SITME rate thereafter. Gross profit for Venezuela for the three months ended June 30, 2011 was $1.6 million, representing gross margin of 27%, compared to gross profit of $1.8 million, or gross margin of 33%, for the three months ended June 30, 2010. Operating expenses for Venezuela for the three months ended June 30, 2011 were $1.4 million, compared to $1.5 million for the three months ended June 30, 2010.

Revenues for our Venezuelan operations for the six months ended June 30, 2011, remeasured at the bond rate, were $10.9 million, compared to $9.0 million for the six months ended June 30, 2010, remeasured at the parallel rate through May 2010 and the SITME rate thereafter. Gross profit for Venezuela for the six months ended June 30, 2011 was $3.2 million, representing gross margin of 29%, compared to gross profit of $2.7 million, or gross margin of 30%, for the six months ended June 30, 2010. Operating expenses for Venezuela for both the six months ended June 30, 2011 and 2010 were $2.9 million.

There will be an ongoing impact related to measuring the statement of operations for our Venezuelan operations at the bond rate. Our net sales and operating income in Venezuela are subject to a highly inflationary environment, which as of June 30, 2011, was in excess of 30% per year. The comparability of our Venezuelan results and the resulting U.S. Dollar value reported in any given period are affected by the fluctuations in the exchange rates.

Comparison of the Three Months Ended June 30, 2011 to the Three Months Ended June 30, 2010

The following table sets forth, for the periods indicated, unaudited interim condensed consolidated statements of operations information for our continuing operations in Latin America.

	For the Three Months Ended June 30,
	2011	2010	$ Change	% Change
Revenue
Product Sales	$43,704,287	$16,441,149	$27,263,138	165.8%
Services	18,246,802	16,469,666	1,777,136	10.8%

Total Revenue	61,951,089	32,910,815	29,040,274	88.2%
Cost of Revenue
Product Sales	35,208,648	14,765,690	20,442,958	138.4%
Services	12,878,208	9,475,887	3,402,321	35.9%

Total Cost of Revenue	48,086,856	24,241,577	23,845,279	98.4%

Gross Profit	13,864,233	8,669,238	5,194,995	59.9%
	22.4%	26.3%		(4.0)%
Expenses
Sales, Marketing and Customer Support	5,109,935	4,782,842	327,093	6.8%
General and Administrative	6,853,487	4,116,163	2,737,324	66.5%
Depreciation and Amortization	492,322	605,379	(113,057)	(18.7)%

Total Expenses	12,455,744	9,504,384	2,951,360	31.1%

Operating Income (Loss)	1,408,489	(835,146)	2,243,635	(268.7)%
Interest (Expense) Income, Net	(1,244,305)	(647,653)	(596,652)	92.1%
Other Income (Expense)	2,137,201	1,282,765	854,436	66.6%
Income Tax Expense	(708,109)	(6)	(708,103)	100.0%

Net Income (Loss)	$1,593,276	$(200,040)	$1,793,316	(896.5)%

Product Sales

Year over year increase in product sales was $27.3 million, or 166%. Excluding revenues from Medidata for the one month ending June 30, 2011, product sales increased $21.0 million, or 128%, over the same period in 2010. We experienced a significant growth in product sales in the majority of our markets compared to the prior year. Most notably, we recognized $11.7 million of product revenues in Mexico related to two significant government contracts during the three months ended June 30, 2011. The remaining $4.6 million of revenues related to these contracts is expected to be recognized during the fourth quarter of 2011 and the first quarter of 2012, of which $1.3 million is attributable to product revenues and $3.3 million is attributable to services revenues. Additionally, our markets in Colombia and Venezuela recognized a combined $9.0 million of product revenues related to three significant contracts during the quarter ended June 30, 2011. The sales growth in our Latin American segment is partly attributable to our investment in sales force recruiting, retention and development, the impact of brand building activities and the continued focus on entering into more profitable arrangements with our customers and vendors.

Product gross margin increased from 10% for the three months ended June 30, 2010 to 19% for the three months ended June 30, 2011. Excluding Medidata, product gross margin increased to 22% for the three months ended June 30, 2011. The increase in our gross margin mainly results from a combination of higher vendor discounts, rebates, favorable product pricing, and cost beneficial negotiations with our vendors. Additionally, during the three months ended June 30, 2010, we incurred certain one-time charges in connection with the completion of several contracts, thereby resulting in a lower gross margin during that period.

Services

Year over year increase in revenue from the provision of professional ICT services was $1.8 million, or 11%. During the three months ended June 30, 2011, we recognized approximately $0.8 million in services revenues related to a significant project in Ecuador, compared to $4.6 million for the same project during the three months ended June 30, 2010. Excluding the effect of this project, services revenues increased $5.6 million, or 47%, over the same period in the prior year. The increase in services revenues was experienced across the majority of our Latin American markets and is primarily attributable to our continued focus to shift our product mix towards more services-related products, which generally yield higher overall margins.

Service gross margin decreased from 42% for the three months ended June 30, 2010 to 29% for the three months ended June 30, 2011 primarily as a result of aggressive pricing strategies implemented in order to stimulate the growth in our services-related portfolio. We expect our margins to improve as we strengthen our presence in the market and build our customer base.

Expenses

Our overall operating expenses during the three months ended June 30, 2011 increased $3.0 million, or 31%, compared to the same period in the prior year. Excluding the effects of Medidata for the one month ended June 30, 2011, operating expenses increased $1.4 million, or 15% over the prior year. The increase in operating expenses mainly results from an investment in the recruiting, retention and development of our sales force, in addition to the cost relating to the settlement of an outstanding receivable with a customer in Colombia.

Sales, marketing and customer support costs include costs associated with advertising and promoting our products and services as well as supporting the customer after the sale is complete. The increase in sales, marketing and customer support expenses for the three months ended June 30, 2011 is primarily attributable to the investment in our sales force and related compensation costs.

Excluding the effects of Medidata for the one month ended June 30, 2011, general and administrative expenses increased $1.3 million, or 31%. General and administrative expenses, which include back office expenses such as executive and support staff costs as well as professional fees for accounting, legal and other services associated with our Latin American operations, increased mainly as a result of the cost relating to the settlement of an outstanding receivable with a customer in Colombia.

Interest expense is the cost associated with our outstanding debt obligations in Latin America including lines of credit, loans from financial institutions and capital leases. The increase in net interest expense is primarily the result of higher average outstanding debt balances as of June 30, 2011 compared to June 30, 2010.

Other income and expense is comprised of non-operating items. Excluding Medidata, other income decreased by $236,000 for the three months ended June 30, 2011, compared to 2010. Other income for the three months ended June 30, 2011 and 2010 is mainly comprised of foreign currency exchange gains, primarily related to our Venezuelan operations.

Income tax expense, excluding Medidata, for the three months ended June 30, 2011 amounted to approximately $177,000. We continue to maintain a full valuation allowance on our deferred tax assets.

Comparison of the Six Months Ended June 30, 2011 to the Six Months Ended June 30, 2010

The following table sets forth, for the periods indicated, unaudited interim condensed consolidated statements of operations information for our continuing operations in Latin America.

	For the Six Months Ended June 30,
	2011	2010	$ Change	% Change
Revenue
Product Sales	$65,722,541	$42,206,630	$23,515,911	55.7%
Services	30,069,191	25,469,040	4,600,151	18.1%

Total Revenue	95,791,732	67,675,670	28,116,062	41.5%
Cost of Revenue
Product Sales	51,916,233	34,366,627	17,549,606	51.1%
Services	21,072,831	14,978,704	6,094,127	40.7%

Total Cost of Revenue	72,989,064	49,345,331	23,643,733	47.9%

Gross Profit	22,802,668	18,330,339	4,472,329	24.4%
	23.8%	27.1%		(3.3)%
Expenses
Sales, Marketing and Customer Support	9,060,207	9,253,672	(193,465)	(2.1)%
General and Administrative	10,939,648	8,080,655	2,858,993	35.4%
Depreciation and Amortization	1,036,747	1,216,680	(179,933)	(14.8)%
Amortization – Intangible Assets	—	—	—	100%

Total Expenses	21,036,602	18,551,007	2,485,595	13.4%

Operating Income (Loss)	1,766,066	(220,668)	1,986,734	(900.3)%
Interest (Expense) Income, Net	(2,206,963)	(1,254,266)	(952,697)	76.0%
Gain on Extinguishment of Debt	—	2,037,500	(2,037,500)	(100.0)%
Other Income (Expense)	(197,843)	(1,927,879)	1,730,036	(89.7)%
Income Tax Expense	(947,343)	(9)	(947,334)	100.0%

Net Income (Loss)	$(1,586,083)	$(1,365,322)	$(220,761)	16.2%

Product Sales

Year over year increase in product sales was $23.5 million, or 56%. Excluding revenues from Medidata for the one month ended June 30, 2011, product sales increased $17.3 million, or 41%, over the same period in 2010. We experienced a significant growth in product sales in the majority of our markets compared to the prior year. Most notably, we recognized $14.0 million of product revenues in Mexico related to two significant government contracts during the six months ended June 30, 2011. Additionally, our markets in Colombia and Venezuela recognized a combined $11.8 million of product revenues related to three significant contracts during the six months ended June 30, 2011. Product sales for the six months ended June 30, 2010 include $8.9 million related to two significant projects in Ecuador, for which we are recognizing the related services revenue component during 2011 and 2012. The sales growth in our Latin American segment is partly attributable to our investment in sales force recruiting, retention and development, the impact of brand building activities and the continued focus on entering into more profitable arrangements with our customers and vendors.

Product gross margin increased from 19% for the six months ended June 30, 2010 to 21% for the six months ended June 30, 2011. Excluding Medidata, product gross margin increased to 23% for the six months ended June 30, 2011. The increase in our gross margin mainly results from a combination of higher vendor discounts, rebates, favorable product pricing, and cost beneficial negotiations with our vendors. Additionally, during the six months ended June 30, 2010, we incurred certain one-time charges in connection with the completion of several contracts, thereby resulting in a lower gross margin during that period.

Services

Year over year growth in revenue from the provision of professional ICT services was $4.6 million, or 18%. During the six months ended June 30, 2011, we recognized approximately $1.6 million in services revenues related to a significant project in Ecuador, compared to $4.6 million for the same project during the six months ended June 30, 2010. Excluding the effect of this project, services revenues increased $7.6 million, or 37%, over the same period in the prior year. The increase in services revenues was experienced across the majority of our Latin American markets and is primarily attributable to our continued focus to shift our product mix towards more services-related products, which generally yield higher overall margins.

Service gross margin decreased from 41% for the six months ended June 30, 2010 to 30% for the six months ended June 30, 2011 primarily as a result of aggressive pricing strategies implemented in order to stimulate the growth in our services-related portfolio. Additionally, during the six months ended June 30, 2011, gross margin from education services were impacted as a result of significant pricing pressures and overall costs which we were not able to pass along to our customers. We expect our margins to improve as we strengthen our presence in the market and build our customer base.

Expenses

Our overall operating expenses during the six months ended June 30, 2011 increased $2.5 million, or 13%, compared to the same period in the prior year. Excluding the effects of Medidata for the one month ended June 30, 2011, operating expenses increased $0.9 million, or 5%, over the prior year. The increase in operating expenses mainly results from an investment in the recruiting, retention and development of our sales force, in addition to the cost relating to the settlement of an outstanding receivable with a customer in Colombia. Offsetting the increase are the results of cost-cutting measures implemented during 2009 and 2010 in response to the overall weakened economy in Latin America.

Sales, marketing and customer support costs include costs associated with advertising and promoting our products and services as well as supporting the customer after the sale is complete. The decrease in sales, marketing and customer support expenses for the six months ended June 30, 2011 primarily reflects the results of our 2009 and 2010 cost cutting measures, offset by the investment during 2011 in our sales force and related compensation costs to develop and retain sales force leaders.

Excluding the effects of Medidata for the one month ended June 30, 2011, general and administrative expenses increased $1.4 million, or 17%. General and administrative expenses, which include back office expenses such as executive and support staff costs as well as professional fees for accounting, legal and other services associated with our Latin American operations, increased mainly as a result of the cost relating to the settlement of an outstanding receivable with a customer in Colombia.

Interest expense is the cost associated with our outstanding debt obligations in Latin America including lines of credit, loans from financial institutions and capital leases. The increase in net interest expense is primarily the result of higher average outstanding debt balances as of June 30, 2011 compared to June 30, 2010.

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

Other income and expense is comprised of non-operating items. Excluding Medidata, other expense decreased by $639,000 for the six months ended June 30, 2011, compared to 2010. Other expense for the six months ended June 30, 2011 and 2010 is mainly comprised of foreign currency exchange losses, primarily related to our Venezuelan operations.

Income tax expense, excluding Medidata, for the six months ended June 30, 2011 amounted to approximately $416,000. We continue to maintain a full valuation allowance on our deferred tax assets.

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

On March 31, 2011, BSI acquired 75% of the issued and outstanding capital shares of SamoaTel in exchange for $11 million. AST owns approximately 75% of BSI and the remaining 25% is owned by other investors. SamoaTel is a provider of telecommunications products and services in Samoa and offers a full range of services including fixed line, mobile, data and calling card services for homes and businesses in Samoa. AST had no operations in Samoa, which is approximately 80 miles away from America Samoa, where AST operates. We believe that this acquisition will provide us with access to market-leading Samoa customers, and with the combination of SamoaTel operations with our own, will provide us with valuable synergies, highly complementary products, customers and geographic regions.

We used the acquisition method of accounting in connection with this acquisition and accordingly, our consolidated financial statements include the results of operations of SamoaTel from the date of acquisition of March 31, 2011.

Comparison of the Three Months Ended June 30, 2011 to the Three Months Ended June 30, 2010

The following table sets forth, for the periods indicated, unaudited interim condensed consolidated statements of operations information for our continuing operations in the South Pacific.

	For the Three Months Ended June 30,
	2011	2010	$ Change	% Change
Revenue
Product Sales	$293,865	$158,265	$135,600	85.7%
Services	7,792,233	3,679,402	4,112,831	111.8%

Total Revenue	8,086,098	3,837,667	4,248,431	110.7%
Cost of Revenue
Product Sales	264,036	147,872	116,164	78.6%
Services	2,668,230	1,300,067	1,368,163	105.2%

Total Cost of Revenue	2,932,266	1,447,939	1,484,327	102.5%

Gross Profit	5,153,832	2,389,728	2,764,104	115.7%
	63.7%	62.3%		1.5%
Expenses
Sales, Marketing and Customer Support	572,293	183,500	388,793	211.9%
General and Administrative	1,747,054	676,856	1,070,198	158.1%
Depreciation and Amortization	1,168,899	942,926	225,973	24.0%
Amortization – Intangible Assets	65,468	93,828	(28,360)	(30.2)%

Total Expenses	3,553,714	1,897,110	1,656,604	87.3%

Operating Income (Loss)	1,600,118	492,618	1,107,500	224.8%
Interest (Expense) Income, Net	(421,684)	(345,710)	(75,974)	22.0%
Other Income (Expense)	(219,750)	91,951	(311,701)	(339.0)%
Income Tax Expense	(200,890)	—	(200,890)

Net Income (Loss)	$757,794	$238,859	$518,935	217.3%

Product Sales

Excluding the effect of our acquisition, revenues from product sales during the three months ended June 30, 2011 remained relatively consistent compared to the same period in 2010, increasing $7,000, or 4%, while cost of revenues decreased $50,000, or 34%. The cost of revenue from product sales decreased at a higher rate than the corresponding revenue, thereby improving our product margin, due to increased efforts in controlling our discounts so as to increase our net revenues. Cost of revenue for the three months ended June 30, 2010 includes the effects of a write-off of obsolete inventory, which did not occur during the three months ended June 30, 2011. We continue to expand our supplier base in order to maintain competitive pricing and products within our markets.

Services

Year over year increase in services revenues was $4.1 million, or 112%. Excluding the revenues from the acquisition, services revenues increased $210,000, or 6%, over the same period in 2010. Revenue from the provision of professional services for the three months ended June 30, 2011 increased compared with the same period in 2010 primarily as the result of increased marketing efforts and promotions offered to our customers during the 2011 period. Revenues also increased as a result of the provision of communication services through our undersea cable operations, as well as revenues generated from our cable television operations.

Service gross margin remained relatively consistent at 66% for the three months ended June 30, 2011, compared to 65% for the three months ended June 30, 2010. Excluding the effect of the acquisition, gross margin increased to 74% during the three months ended June 30, 2011. The increase is primarily attributable to the execution of promotions offered to our customers during the three months ended June 30, 2011 which increased our revenues, while maintaining a consistent level of costs. Offsetting the improvement in our service gross margin is an increase in costs related to the communication services provided by our data services and our undersea cable operations provided to our large broadband customers.

Expenses

Sales, marketing and customer support expenses increased $389,000, or 212%, for the three months ended June 30, 2011, compared to the same period in 2010. Excluding the effect of the acquisition, sales, marketing and customer support expenses increased $45,000, or 25%, over the same period in the prior year. This increase resulted primarily from the overall costs associated with our marketing promotions and campaigns during the three months ended June 30, 2011.

Excluding the general and administrative expenses related to our acquired subsidiary, general and administrative expenses increased $261,000, or 39%, during the three months ended June 30, 2011, compared to the same period in 2010. The increase is mainly due to legal, professional and management fees incurred in connection with the acquisition of SamoaTel.

We realized preliminary negative goodwill of $2.9 million resulting from the acquisition of SamoaTel on March 31, 2011. Our preliminary review of SamoaTel’s assets on the balance sheet reflects a higher value than the purchase price, thus resulting in negative goodwill. However, we find that the value of the balance sheet assets is not an accurate reflection of the value of the overall business given deteriorating market share and an eroding revenue base. To combat this, we are planning to replace a portion of the assets in the coming months in order to implement new technologies to enable the company to better compete in the market. We expect significant investments in infrastructure and complementary services to allow the company to deliver competitive products and services in the marketplace and therefore improve service and market position as well as offer value-added services to our customers.

Other income (expense), net for the three months ended June 30, 2011 and 2010 is mainly comprised of the noncontrolling interest in BSI, SamoaTel and the American Samoan Hawaii Cable segment of our operations, representing the 33.33% ownership of the American Samoa Government.

Comparison of the Six Months Ended June 30, 2011 to the Six Months Ended June 30, 2010

The following table sets forth, for the periods indicated, unaudited interim condensed consolidated statements of operations information for our continuing operations in the South Pacific.

	For the Six Months Ended June 30,
	2011	2010	$ Change	% Change
Revenue
Product Sales	$406,582	$285,612	$120,970	42.4%
Services	11,480,807	7,330,445	4,150,362	56.6%

Total Revenue	11,887,389	7,616,057	4,271,332	56.1%
Cost of Revenue
Product Sales	391,066	295,685	95,381	32.3%
Services	3,950,294	2,496,720	1,453,574	58.2%

Total Cost of Revenue	4,341,360	2,792,405	1,548,955	55.5%

Gross Profit	7,546,029	4,823,652	2,722,377	56.4%
	63.5%	63.3%		0.1%
Expenses
Sales, Marketing and Customer Support	800,450	451,887	348,563	77.1%
General and Administrative	2,585,005	1,470,789	1,114,216	75.8%
Negative Goodwill	(2,907,114)	—	(2,907,114)	(100.0)%
Depreciation and Amortization	2,086,909	1,875,618	211,291	11.3%
Amortization – Intangible Assets	135,457	177,784	(42,327)	(23.8)%

Total Expenses	2,700,707	3,976,078	(1,275,371)	(32.1)%

Operating Income (Loss)	4,845,322	847,574	3,997,748	471.7%
Interest (Expense) Income, Net	(721,130)	(694,732)	(26,398)	3.8%
Other Income (Expense)	(896,268)	302,580	(1,198,848)	(396.2)%
Income Tax Expense	(200,890)	—	(200,890)	(100.0)%

Net Income (Loss)	$3,027,034	$455,422	$2,571,612	564.7%

Product Sales

Excluding the effect of our acquisition, revenues from product sales during the six months ended June 30, 2011 remained relatively consistent compared to the same period in 2010, decreasing $8,000, or 3%, while cost of revenues decreased $71,000, or 24%. The cost of revenue from product sales decreased at a higher rate than the corresponding revenue, thereby improving our product margin, due to increased efforts in controlling our discounts so as to increase our net revenues. Cost of revenue for the six months ended June 30, 2010 includes the effects of a write-off of obsolete inventory, which did not occur during the six months ended June 30, 2011. We continue to expand our supplier base in order to maintain competitive pricing and products within our markets.

Services

Year over year increase in services revenues was $4.2 million, or 57%. Excluding the revenues from the acquisition, services revenues increased $248,000, or 3%, over the same period in 2010. The increase in the provision of professional services is primarily the result of increased marketing efforts and promotions offered to our customers during the 2011 period, as well the result of the provision of communication services through our undersea cable operations and revenues generated from our cable television operations.

Service gross margin remained consistent at 66% for the three months ended June 30, 2011 and 2010. Excluding the effect of the acquisition, gross margin increased to 70% during the six months ended June 30, 2011. The increase is primarily attributable to the successful execution of promotions offered to our customers during the six months ended June 30, 2011 which increased our revenues, while maintaining a consistent level of costs. Offsetting the improvement in our service gross margin is an increase in costs related to the communication services provided by our data services and our undersea cable operations provided to our large broadband customers.

Expenses

Sales, marketing and customer support expenses increased $348,000, or 77%, for the six months ended June 30, 2011, compared to the same period in 2010. Excluding the effect of our acquisition, sales, marketing and customer support expenses remained relatively consistent compared to the prior year.

Excluding the effect of general and administrative expenses related to our acquired subsidiary, general and administrative expenses increased $305,000, or 21%, during the six months ended June 30, 2011, compared to the same period in 2010. The increase is mainly due to legal, professional and management fees incurred in connection with acquisition of SamoaTel.

We realized preliminary negative goodwill of $2.9 million resulting from the acquisition of SamoaTel during the six months ended June 30, 2011. Our preliminary review of SamoaTel’s assets on the balance sheet reflects a higher value than the purchase price, thus resulting in negative goodwill. However, we find that the value of the balance sheet assets is not an accurate reflection of the value of the overall business given deteriorating market share and an eroding revenue base. To combat this, we are planning to replace a portion of the assets in the coming months in order to implement new technologies to enable the company to better compete in the market. We expect significant investments in infrastructure and complementary services to allow the company to deliver competitive products and services in the marketplace and therefore improve service and market position as well as offer value-added services to our customers.

Other income (expense), net for the six months ended June 30, 2011 and 2010 is mainly comprised of the noncontrolling interest in BSI, SamoaTel and the American Samoan Hawaii Cable segment of our operations, representing the 33.33% ownership of the American Samoa Government.

Results of Operations – Corporate and Discontinued Operations

Comparison of the Three and Six Months Ended June 30, 2011 to the Three and Six Months Ended June 30, 2010

Our corporate headquarters primarily performs administrative services, and as such, does not generate revenue. The discontinued operations pertain predominantly to our Fiji operations.

The following tables set forth, for the periods indicated, unaudited interim condensed consolidated statements of operations information for our corporate office and our discontinued operations.

	For the Three Months Ended June 30,
	2011	2010	$ Change	% Change
Expenses
General and Administrative	$2,110,717	$1,878,986	$231,731	12.3%
Transaction Related Expenses	834,545	414,082	420,463	101.5%
Depreciation and Amortization	33,575	33,800	(225)	(0.7)%

Total Expenses	2,978,837	2,326,868	651,968	28.0%

Operating Income (Loss)	(2,978,837)	(2,326,868)	(651,968)	28.0%
Interest (Expense) Income, Net	(215,287)	(61,880)	(153,407)	247.9%
Other Income (Expense)	5,618	400	5,218	1304.5%
Income (Loss) from Discontinued Operations	—	(30,152)	30,152	(100.0)%

Net Income (Loss)	$(3,188,506)	$(2,418,500)	$(770,005)	31.8%

	For the Six Months Ended June 30,
	2011	2010	$ Change	% Change
Expenses
General and Administrative	$3,955,979	$4,351,347	$(395,368)	(9.1)%
Transaction Related Expenses	1,047,598	532,439	515,159	96.8%
Depreciation and Amortization	66,769	65,894	875	1.3%

Total Expenses	5,070,346	4,949,680	120,666	2.4%

Operating Income (Loss)	(5,070,346)	(4,949,680)	(120,666)	2.4%
Interest (Expense) Income, Net	(388,733)	(89,809)	(298,924)	332.8%
Other Income (Expense)	35,708	128,086	(92,378)	(72.1)%
Income (Loss) from Discontinued Operations	—	(29,686)	29,686	(100.0)%

Net Income (Loss)	$(5,423,371)	$(4,941,089)	$(482,282)	9.8%

General and administrative expenses are predominantly corporate overhead expenses including executive costs and fees for professional services. The increase for the three months ended June 30, 2011 compared to the same period in 2010 is mainly attributable to higher compensation costs resulting from performance-based incentives granted to management. The decrease for the six months ended June 30, 2011 compared to the same period in 2010 was primarily the result of overall lower professional fees, as well as lower compensation costs. Non-cash share-based compensation expense amounted to $488,000 and $706,000 for the three and six months ended June 30, 2011, respectively, compared to $310,000 and $626,000 for the three and six months ended June 30, 2010, respectively. The decrease in compensation costs for the six months ended June 30, 2011 is mainly attributable to a reduction in corporate headcount and lower salary and salary-related expenses, offset by performance-based incentives granted to management.

Transaction related expenses mainly represent legal, professional, travel and other expenses incurred in connection with our transaction with Amper. The expenses are comprised of due diligence fees, contract negotiations and review, in-country visits, and investor presentations. In addition, transaction related expenses include the cash consideration granted to executive management, as well as the value of the shares issued to executive management in connection with the closing of the Contribution Agreement with Amper.

The increase in interest expense for the three and six months ended June 30, 2011 is primarily due to the interest expense incurred in connection with the $5.0 million Exclusivity Advance from Amper.

Liquidity and Capital Resources

Our principal source of liquidity has been the Exclusivity Advance from Amper in the amount of $5 million. Additionally, the acquisitions of Medidata and SamoaTel contributed an additional $38.4 million in working capital as of June 30, 2011.

Overall Cash Inflows and Outflows

We generated $1.5 million of income from continuing operations and $1.8 million of cash in operating activities for the six months ended June 30, 2011. As of June 30, 2011, we have working capital of $35.1 million.

Operating Activities. We generated $1.8 million of cash from operations during the six months ended June 30, 2011. For the six months ended June 30, 2011, our net loss amounted to $3.0 million, which included net non-cash expenses of $4.4 million. Changes in operating assets and liabilities provided $0.4 million in cash.

Investing Activities. Cash paid for the acquisition of SamoaTel, net of the cash acquired, amounted to $4.6 million during the six months ended June 30, 2011. Net cash acquired in connection with the acquisition of Medidata amounted to $10.7 million.

Financing Activities. We received $7.1 million in cash from financing activities during the six months ended June 30, 2011. During the six months ended June 30, 2011, we received $4.7 million in net proceeds from lines of credit and long-term debt. We also received $3.1 million in proceeds from noncontrolling interests in connection with the funding of BSI. We paid an aggregate of $0.6 million in cash for our capital leases during the six months ended June 30, 2011.

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

The successful management of our working capital needs is a key driver of our growth and cash flow generation of our operations in Latin America. One measurement we use to monitor working capital is days sales outstanding (“DSO”), which measures the number of days we take to collect revenue after a sale is made. Excluding the effect of Medidata, as well as $12.7 million in receivables for which we recognized the related revenues in prior years, our consolidated annualized DSO was 116 days at June 30, 2011, compared with 140 days at December 31, 2010. The improvement in DSO reflects our concerted efforts and focus to collect outstanding receivables on a more timely basis, as well as our focus on the collection of older receivables, thereby resulting in an improved cash flow position.

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

We have working capital of $35.1 million at June 30, 2011. We believe that we will have sufficient working capital to sustain our current operations and service our debt obligations through at least July 1, 2012. The acquisition of Medidata and SamoaTel are expected to provide us with significant working capital surplus in the future. However, there can be no assurance that the plans and actions proposed by management will be successful or that unforeseen circumstances will not require us to seek additional funding sources in the future or effectuate plans to conserve liquidity. In addition, there can be no assurance that in the event additional sources of funds are needed they will be available on acceptable terms, if at all.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4T.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer/Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation we have concluded that our disclosure controls and procedures are not effective in ensuring that all material information required to be filed with the SEC is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC because of material weaknesses in our internal control over financial reporting as discussed below and in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

No other changes to internal controls over financial reporting have come to management’s attention during the six months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Contingent liabilities arising from litigations or notices received from the inspection authorities related to our Brazilian operations are assessed by management based on the individual analysis of these proceedings and on the opinion of the Company’s lawyers and legal consultants. Those considered as probable losses are provisioned in the accompanying unaudited interim condensed consolidated financial statements. Based on the information received from our legal consultants and on the analysis of pending judicial demands, we have provisioned an amount deemed sufficient to cover estimated losses. Contingent liabilities, mainly representing labor and real estate and sales tax contingencies, amounted to $15.7 million at June 30, 2011.

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

Effective as of May 31, 2011, we issued 150,745,913 shares of our common stock to Amper pursuant to the Contribution Agreement. The issuance of these shares of common stock was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

In connection with the closing of the transactions contemplated by the Contribution Agreement, effective as of May 31, 2011, we issued to Pete R. Pizarro and Harley L. Rollins 1,120,000 and 392,000 shares of our common stock, respectively, under Mr. Pizarro’s Amended and Restated Executive Employment Agreement and Mr. Rollins’ Employment Agreement Amendment, respectively. These issuances of common stock were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Document	Method of Filing

10.1	Option Agreement, effective as of May 31, 2011, between the Company and Amper, S.A.	Filed herewith.

10.2	Registration Rights Agreement, effective as of May 31, 2011, between the Company and Amper, S.A.	Filed herewith.

10.3	Amended and Restated Executive Employment Agreement, effective as of May 31, 2011, between the Company and Pete R. Pizarro.	Filed herewith.

10.4	Amendment of Executive Employment Agreement, effective as of May 31, 2011, between the Company and Harley L. Rollins.	Filed herewith.

31.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELANDIA INTERNATIONAL INC.

Date: August 22, 2011	By:	/S/ HARLEY L. ROLLINS, III
Harley L. Rollins, III Chief Executive Office and Chief Financial Officer

Exhibit Index

Exhibit No.	Description of Document	Method of Filing

10.1	Option Agreement, effective as of May 31, 2011, between the Company and Amper, S.A.	Filed herewith.

10.2	Registration Rights Agreement, effective as of May 31, 2011, between the Company and Amper, S.A.	Filed herewith.

10.3	Amended and Restated Executive Employment Agreement, effective as of May 31, 2011, between the Company and Pete R. Pizarro.	Filed herewith.

10.4	Amendment of Executive Employment Agreement, effective as of May 31, 2011, between the Company and Harley L. Rollins.	Filed herewith.

31.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.