Form 10-Q
period 2011-09-30
ELANDIA INTERNATIONAL INC.
filed 2011-11-21
CIK 1352819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-51805

ELANDIA INTERNATIONAL INC.

(Exact name of registrant as specified in its charter)

Delaware	71-0861848
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8333 NW 53rd Street

Suite 400

Miami, FL 33166

(Address of principal executive offices, including zip code)

(305) 415-8830

(Registrant’s telephone number, including area code)

8200 NW 52nd Terrace

Suite 102

Miami, FL 33166

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

Indicate by check mark whether the registrant has filed all documents and reports to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of November 21, 2011, the registrant had 177,348,133 shares of common stock, $0.00001 par value per share, outstanding.

ELANDIA INTERNATIONAL INC AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

eLandia International Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$19,140,095	$10,926,659
Restricted Cash	5,904,837	851,654
Accounts Receivable, Net	93,865,400	63,622,336
Inventories, Net	20,528,035	8,330,218
Prepaid Expenses and Other Current Assets	12,499,399	8,076,018
Deposits with Suppliers and Subcontractors	11,219,973	9,943,463
VAT Receivable, Net	8,318,724	3,259,350

Total Current Assets	171,476,463	105,009,698

Property, Plant and Equipment, Net	41,835,907	32,020,861
Deferred Tax Asset	7,967,558	60,557
Intangible Assets, Net	1,603,785	1,804,710
Goodwill	11,085,660	11,085,660
Due from Affiliates	14,129,899	585,556
VAT Receivable, Net of Current Portion	1,747,000	—
Other Assets	5,413,831	2,562,307

TOTAL ASSETS	$255,260,103	$153,129,349

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$60,572,376	$47,582,308
Accrued Expenses	32,225,253	17,641,158
Lines of Credit	6,849,902	6,052,110
Long-Term Debt - Current Portion	22,686,160	10,343,251
Long-Term Debt - Related Party - Current Portion	5,000,000	5,000,000
Capital Lease Obligations - Current Portion	1,371,373	1,514,522
Customer Deposits	3,524,477	10,712,176
Deferred Revenue	5,419,893	10,107,877
Liabilities of Discontinued Operations	—	758,091
Other Current Liabilities	11,110,217	4,459,482

Total Current Liabilities	148,759,651	114,170,975

Long-Term Liabilities
Long-Term Debt, Net of Current Portion	28,656,929	28,755,546
Capital Lease Obligations, Net of Current Portion	2,467,898	1,606,173
Deferred Revenue, Net of Current Portion	1,512,449	1,776,823
Liabilities of Discontinued Operations	—	500,000
Other Long-Term Liabilities	14,503,603	2,635,613

Total Long-Term Liabilities	47,140,879	35,274,155

Total Liabilities	195,900,530	149,445,130

Commitments and Contingencies

Stockholders’ Equity
eLandia International Inc. Stockholders’ Equity (Deficit)
Preferred Stock, $0.00001 Par Value; 35,000,000 Shares Authorized; -0- and 4,118,263 Shares Issued and Outstanding at September 30, 2011 and December 31, 2010, Respectively
Series A Convertible Preferred Stock, $0.00001 Par Value; 6,500,000 Shares Authorized; -0- Shares Issued and Outstanding at September 30, 2011 and December 31, 2010, Respectively	—	—
Series B Convertible Preferred Stock, $0.00001 Par Value; 14,074,074 Shares Authorized; -0- and 4,118,263 Shares Issued and Outstanding at September 30, 2011 and December 31, 2010, Respectively. Liquidation preference of $27,798,275 at December 31, 2010	—	16,679,962

Common Stock, $0.00001 par value; 200,000,000 Shares Authorized; 177,348,133 and 25,240,220 Shares Issued and Outstanding at September 30, 2011 and December 31, 2010, Respectively	1,772	251
Additional Paid-In Capital	237,895,270	172,204,748
Accumulated Deficit	(196,517,027)	(189,693,771)
Accumulated Other Comprehensive Loss	(9,655,479)	(3,133,652)

Total eLandia International Inc. Stockholders’ Equity (Deficit)	31,724,536	(3,942,462)
Noncontrolling Interests	27,635,037	7,626,681

Total Stockholders’ Equity	59,359,573	3,684,219

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$255,260,103	$153,129,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

eLandia International Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended Sept. 30,		For the Nine Months Ended Sept. 30,
	2011	2010	2011	2010
REVENUE
Product Sales	$52,588,109	$13,404,865	$118,717,232	$55,897,107
Services	25,984,017	16,043,709	67,534,015	48,843,194

Total Revenue	78,572,126	29,448,574	186,251,247	104,740,301

COSTS AND EXPENSES
Cost of Revenue – Product Sales	37,903,581	10,616,413	90,210,880	45,278,725
Cost of Revenue – Services	19,901,141	8,936,110	44,924,266	26,411,534
Sales, Marketing and Customer Support	5,927,095	4,909,763	15,787,752	14,615,322
General and Administrative	11,953,971	6,679,504	29,434,603	20,582,295
Negative Goodwill	—	—	(2,907,114)	—
Transaction Related Expenses	—	414,066	1,047,598	946,505
Depreciation and Amortization	2,094,501	1,621,847	5,284,926	4,780,039
Amortization – Intangible Assets	65,468	79,018	200,925	256,802

Total Operating Expenses	77,845,757	33,256,721	183,983,836	112,871,222

INCOME (LOSS) FROM CONTINUING OPERATIONS	726,369	(3,808,147)	2,267,411	(8,130,921)
OTHER (EXPENSE) INCOME
Interest Expense and Other Financing Costs	(2,258,831)	(1,141,602)	(5,903,718)	(3,261,235)
Interest Income	410,743	1,200	738,804	82,026
Other (Expense) Income	(1,282,656)	391,575	80,647	95,332
Gain on Extinguishment of Debt	—	—	—	2,037,500
Foreign Exchange (Loss) Gain	(2,099,558)	505,391	(3,566,528)	(378,302)

Total Other (Expense) Income	(5,230,302)	(243,436)	(8,650,795)	(1,424,679)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX BENEFIT (EXPENSE)	(4,503,933)	(4,051,583)	(6,383,384)	(9,555,600)
Income Tax Benefit (Expense)	1,144,474	(10,788)	(3,759)	(10,797)

LOSS FROM CONTINUING OPERATIONS, NET OF INCOME TAX BENEFIT (EXPENSE)	(3,359,459)	(4,062,371)	(6,387,143)	(9,566,397)
INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT (EXPENSE)	—	2,444,505	—	2,414,819

NET LOSS	$(3,359,459)	$(1,617,866)	$(6,387,143)	$(7,151,578)
Less: Loss (Income) Attributable to Noncontrolling Interests	518,623	163,811	(436,113)	(153,466)

NET LOSS ATTRIBUTABLE TO ELANDIA INTERNATIONAL INC.	$(2,840,836)	$(1,454,055)	$(6,823,256)	$(7,305,044)

AMOUNTS ATTRIBUTABLE TO ELANDIA INTERNATIONAL INC.
Loss from Continuing Operations	$(2,840,836)	$(3,898,560)	$(6,823,256)	$(9,719,863)
Income from Discontinued Operations	—	2,444,505	—	2,414,819

NET LOSS ATTRIBUTABLE TO ELANDIA INTERNATIONAL INC.	$(2,840,836)	$(1,454,055)	$(6,823,256)	$(7,305,044)

NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO ELANDIA INTERNATIONAL INC., BASIC AND DILUTED
Continuing Operations	$(0.02)	$(0.14)	$(0.07)	$(0.35)
Discontinued Operations	—	0.09	—	0.09

Net Loss per Common Share	$(0.02)	$(0.05)	$(0.07)	$(0.26)

Weighted Average Number of Common Shares Outstanding, Basic and Diluted	177,376,258	27,768,345	93,766,965	27,734,242

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Net Loss	$(3,359,459)	$(1,617,866)	$(6,387,143)	$(7,151,578)
Foreign Currency Translation Adjustment	(8,560,780)	(3,731,008)	(7,059,827)	(6,607,716)
Unrealized gain on financial instrument	763,000	—	538,000	—

Comprehensive Loss	(11,157,239)	(5,348,874)	(12,908,970)	(13,759,294)
Comprehensive Loss (Income) Attributable to Noncontrolling Interest	518,623	163,811	(436,113)	(153,466)

COMPREHENSIVE LOSS ATTRIBUTABLE TO ELANDIA INTERNATIONAL INC.	$(10,638,616)	$(5,185,063)	$(13,345,083)	$(13,912,760)

The accompanying notes are an integral part of these condensed consolidated financial statements.

eLandia International Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

For the Nine Months Ended September 30, 2011

(Unaudited)

	Preferred Stock - Series A $0.00001 Par Value		Preferred Stock - Series B $0.00001 Par Value		Common Stock $0.00001 Par Value		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Equity
BALANCES — January 1, 2011	—	$—	4,118,263	$16,679,962	25,240,220	$251	$172,204,748	$(189,693,771)	$(3,133,652)	$7,626,681	$3,684,219
Conversion of Series B Preferred Stock to Common Stock in Connection with Termination of Voting Trust Agreement	—	—	(4,118,263)	(16,679,962)	1,801,740	18	16,679,944	—	—	—	—
Cancellation of Common Stock in Connection with Termination of Voting Trust Agreement	—	—	—	—	(1,801,740)	(18)	18	—	—	—	—

Return and Cancellation of Common Stock in Connection with Settlement Agreement	—	—	—	—	(150,000)	(1)	(29,999)	—	—	—	(30,000)
Common Stock Issued in Connection with Acquisition of Medidata	—	—	—	—	150,745,913	1,507	48,061,698	—	—	—	48,063,205
Common Stock Issued to Executive Management	—	—	—	—	1,512,000	15	226,785	—	—	—	226,800
Noncontrolling Interest in Connection with Acquisition of Medidata	—	—	—	—	—	—	—	—	—	12,235,772	12,235,772
Noncontrolling Interest in Connection with Acquisition of SamoaTel	—	—	—	—	—	—	—	—	—	4,635,705	4,635,705
Noncontrolling Interest in Connection with the Formation of BSI	—	—	—	—	—	—	—	—	—	3,088,043	3,088,043
Distributions to Noncontrolling Interest	—	—	—	—	—	—	—	—	—	(387,277)	(387,277)
Unrealized gain on financial instrument	—	—	—	—	—	—	—	—	538,000	—	538,000
Foreign Currency Translation Adjustment	—	—	—	—	—	—	—	—	(7,059,827)	—	(7,059,827)
Share-Based Compensation	—	—	—	—	—	—	752,076	—	—	—	752,076
Net Income (Loss)	—	—	—	—	—	—	—	(6,823,256)	—	436,113	(6,387,143)

BALANCES — September 30, 2011	—	$—	—	$—	177,348,133	$1,772	$237,895,270	$(196,517,027)	$(9,655,479)	$27,635,037	$59,359,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

eLandia International Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended Sept. 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(6,387,143)	$(7,151,578)

Adjustments to Reconcile Net Loss to Net Cash and Cash Equivalents Provided By (Used in) Operating Activities:
Income from Discontinued Operations	—	(2,414,819)
Provision for Doubtful Accounts	1,944,042	572,419
Provision for Non-Collectible VAT Receivable	—	29,074
Share-Based Compensation	752,076	910,469
Depreciation and Amortization	5,284,926	4,780,039
Amortization — Intangible Assets	200,925	256,802
Amortization of Deferred Financing Costs and Discount on Long-Term Debt	135,910	85,360
Issuance of Common Stock to Executive Management	226,800	—
Negative Goodwill	(2,907,114)	—
Gain on Extinguishment of Debt	—	(2,037,500)
Foreign Currency Loss	3,566,528	378,302
Changes in Operating Assets and Liabilities:
Accounts Receivable	(11,256,328)	(4,926,059)
Inventories	1,749,410	921,467
Prepaid Expenses and Other Current Assets	(3,199,297)	(3,034,848)
Deposits with Suppliers and Subcontractors	2,733,671	(5,729,510)
VAT Receivable	1,684,773	(1,077,620)
Other Assets	14,270,984	406,131
Accounts Payable	13,125,655	(19,863,273)
Accrued Expenses	5,323,289	7,492,368
Customer Deposits	(7,187,699)	5,720,417
Deferred Revenue	(5,052,505)	(76,179)
Other Liabilities	(1,848,973)	(35,499)

TOTAL ADJUSTMENTS	19,547,073	(17,642,459)

CASH AND CASH EQUIVALENTS PROVIDED BY (USED IN) OPERATING ACTIVITIES	13,159,930	(24,794,037)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Received from Acquisitions, Net of Cash Paid	6,119,591	—
Purchases of Property and Equipment	(649,516)	(1,374,063)
Restricted Cash	(862,425)	(51,256)

CASH AND CASH EQUIVALENTS PROVIDED BY (USED IN) INVESTING ACTIVITIES	4,607,650	(1,425,319)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Lines of Credit, Net	797,792	690,138
Proceeds from (Payments of) Long-Term Debt, Net	(889,672)	18,847,172
Principal Payments on Capital Leases	(1,108,640)	(1,042,223)
Proceeds from Noncontrolling Interest in Connection with BSI	3,088,043	—
Payment for Acquisition of Noncontrolling Interest	—	(34,200)
Financing Costs Paid — Long-Term Debt	(82,500)	—

CASH AND CASH EQUIVALENTS PROVIDED BY FINANCING ACTIVITIES	1,805,023	18,460,887

CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating Cash Flows	(1,248,091)	3,039,671
Financing Cash Flows	(10,000)	(1,190)

NET CASH AND CASH EQUIVALENTS (USED IN) PROVIDED BY DISCONTINUED OPERATIONS	(1,258,091)	3,038,481

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(10,101,076)	(7,159,219)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,213,436	(11,879,207)
CASH AND CASH EQUIVALENTS— Beginning	10,926,659	17,865,681

CASH AND CASH EQUIVALENTS— Ending	$19,140,095	$5,986,474

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid During the Periods For:
Interest	$4,407,238	$1,591,122
Taxes	$1,955,915	$3,357,117

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Series B Preferred Stock to Common Stock in Connection with Termination of Voting Trust Agreement	$16,679,962	$—
Cancellation of Shares in Connection with Termination of Voting Trust Agreement	$18	$—
Value of Options Granted to BSI Lenders	$189,200	$—
Acquisition of Equipment with Issuance of Capital Leases	$1,827,216	$—
Issuance of Common Stock for Consulting Services	$—	$30,000
Partial Settlement of Long-Term Debt - Related Party	$—	$161,860

The accompanying notes are an integral part of these condensed consolidated financial statements.

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2011

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

NOTE 2 – Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements as of September 30, 2011, and for the three and nine months then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited consolidated financial statements. The unaudited interim condensed consolidated balance sheet as of September 30, 2011, unaudited interim condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010, the unaudited interim condensed consolidated statement of stockholders’ equity for the nine months ended September 30, 2011, and the unaudited interim condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and nine months ended September 30, 2011 are not necessarily indicative of results to be expected for the year ending December 31, 2011 or for any future interim period. The condensed consolidated balance sheet at December 31, 2010 has been derived from audited consolidated financial statements; however, these notes to the condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete consolidated financial statements. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC.

NOTE 3 – Liquidity, Financial Condition and Management’s Plans

We generated $13.1 million of cash from operations during the nine months ended September 30, 2011 and have working capital of $22.7 million. We incurred a $6.4 million loss from continuing operations, net of income tax expense, during the nine months ended September 30, 2011 and have a $196.5 million accumulated deficit.

Our net loss includes an aggregate of $9.2 million of net non-cash charges, principally consisting of $5.6 million of depreciation and amortization, $3.6 million of foreign currency losses and a $1.9 million provision for doubtful accounts, offset by $2.9 million of negative goodwill arising from the acquisition of SamoaTel (see Note 6).

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

Additionally, as more fully described in Note 7, on May 31, 2011, we completed the closing under the Contribution Agreement, whereby Amper, S.A. (“Amper”) acquired 150,745,913 shares of our newly issued common stock in exchange for the contribution to eLandia of approximately 79.7% of the outstanding capital stock of Medidata Informatica, S.A. (“Medidata”).

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements––(Continued)

September 30, 2011

(Unaudited)

Management believes that we will have sufficient working capital to sustain operations through at least October 1, 2012. The acquisition of Medidata and SamoaTel are expected to provide us with a significant working capital surplus in the future. However, there can be no assurance that the plans and actions proposed by management will be successful or that unforeseen circumstances will not require us to seek additional funding sources in the future or effectuate plans to conserve liquidity. In addition, there can be no assurance that in the event additional sources of funds are needed they will be available on acceptable terms, if at all.

NOTE 4 – Significant Accounting Policies

Principles of Consolidation

The unaudited interim condensed consolidated financial statements include the accounts of eLandia and all of its wholly-owned and majority owned subsidiaries. In addition, as of September 30, 2011, the unaudited interim condensed consolidated financial statements include the operations of Medidata and SamoaTel, our majority owned subsidiaries, from their respective dates of acquisition onward (see Notes 6 and 7). We have classified as discontinued operations for all periods presented the accounts of our operations in Fiji and certain eLandia predecessor companies that no longer conduct any operations. All significant intercompany balances and transactions have been eliminated in consolidation.

The unaudited interim condensed consolidated financial statements are presented in United States Dollars. The financial statements of our foreign operations are stated in foreign currencies, referred to as the functional currency except for Desca (that operates principally throughout Latin America), where the functional currency is the U.S. Dollar. Functional currency assets and liabilities are translated into the reporting currency, U.S. Dollars, using period end rates of exchange and the related translation adjustments are recorded as a separate component of accumulated other comprehensive income. Functional statements of operations amounts expressed in functional currencies are translated using average exchange rates for the respective periods. Remeasurement adjustments and gains or losses resulting from foreign currency transactions are recorded as foreign exchange gains or losses in the unaudited interim condensed consolidated statement of operations.

Reclassification

We have reclassified certain prior year amounts to conform to the current period’s presentation. These reclassifications have no significant effect on the financial position or results of operations reported as of and for the three and nine months ended September 30, 2010.

Use of Estimates

The preparation of the unaudited interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited interim condensed consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the valuation of SamoaTel, the amount of uncollectible accounts receivable, the valuation of value added tax (“VAT”) receivable, deferred taxes and related valuation allowances, the amount to be paid for the settlement of liabilities of discontinued operations, accrued expenses, the valuation of derivatives, the valuation of assets acquired and liabilities assumed, such as, but not limited to, the amount allocated to contract rights, customer lists, trade names and goodwill, along with the estimated useful lives for amortizable intangible assets and property, plant and equipment, warrants granted in connection with various financing transactions, and share-based payment arrangements.

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

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements––(Continued)

September 30, 2011

(Unaudited)

Our policy is to reserve for uncollectible accounts based on our best estimate of the amount of probable credit losses in our existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Other factors that we consider include our existing contractual obligations, historical payment patterns of our customers and individual customer circumstances, an analysis of days sales outstanding by customer and geographic region, and a review of the local economic environment and its potential impact on the collectibility of accounts receivable. Account balances deemed to be uncollectible are charged to the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. Our allowance for doubtful accounts at September 30, 2011 and December 31, 2010 amounted to approximately $4.0 million and $2.1 million, respectively.

Inventory

Inventory consists predominantly of finished goods inventory, inclusive of technology equipment, products and accessories. The majority of our inventory is held waiting for configuration and delivery to customers based on purchase orders received. Inventory is carried at the lower of cost or net realizable value. Cost is based on a weighted average or first-in-first-out method. All expenditures incurred in acquiring inventory including transportation and custom duties are included in inventory. Reserves for obsolete inventory are provided based on historical experience of a variety of factors including sales volume, product life, and levels of inventory at the end of the period.

Accounts Payable

Included in our accounts payable at September 30, 2011 and December 31, 2010 is approximately $33.0 million and $21.1 million, respectively, of short-term vendor financed payables.

Derivative Instruments and Hedging

Derivative Instruments

In June 2008, the FASB issued new accounting guidance, which requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of ASC 815, “Derivative and Hedging,” and should be classified as a liability and marked-to-market. The statement is effective for fiscal years beginning after December 15, 2008, and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings.

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

Hedges

Our policy is to attempt to minimize short-term business exposure to foreign currency exchange rate fluctuations using an effective and efficient method to eliminate or reduce such exposures. In the normal course of business, our financial position is routinely subjected to market risk associated with foreign currency exchange rate fluctuations. To protect against a reduction in value of US Dollar-denominated expenses in our Brazilian operations, we have instituted a foreign currency cash flow hedging program. We enter into foreign exchange forward contracts that generally expire within 90 to 120 days. These foreign exchange forward contracts are designated as cash flow hedges and are carried on our balance sheet at fair value with the effective portion of the contracts’ gains or losses included in accumulated other comprehensive income (loss) and subsequently recognized in revenue in the same period the hedged revenue is recognized.

At inception and at each quarter end, hedges are tested prospectively and retrospectively for effectiveness using dollar-value analysis. To qualify for hedge accounting, the hedge relationship must meet criteria relating both to the derivative instrument and the hedged item. These criteria include identification of the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value or cash flows will be measured. There were no gains or losses during the nine months ended September 30, 2011 or 2010 associated with ineffectiveness or forecasted transactions that failed to occur.

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements––(Continued)

September 30, 2011

(Unaudited)

To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges must be tested to demonstrate an expectation of providing highly effective offsetting changes to future cash flows on hedged transactions. When derivative instruments are designated and qualify as effective cash flow hedges, we are able to defer effective changes in the fair value of the hedging instrument within accumulated other comprehensive income (loss) until the hedged exposure is realized. Consequently, with the exception of hedge ineffectiveness recognized, our results of operations are not subject to fluctuation as a result of changes in the fair value of the derivative instruments. If hedges are not highly effective or if we do not believe that the underlying hedged forecasted transactions will occur, we may not be able to account for our derivative instruments as cash flow hedges. If this were to occur, future changes in the fair values of our derivative instruments would be recognized in earnings. Additionally, related amounts previously recorded in accumulated other comprehensive income would be reclassified to income immediately. At September 30, 2011, we had gains of $0.5 million accumulated in other comprehensive income, which we expect to reclassify into earnings over the next 12 months.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to eLandia by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if any, includes the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted net loss per common share attributable to eLandia for the three and nine months ended September 30, 2011 and 2010 includes 28,125 unexercised warrants, respectively, each with an exercise price of $.001 per share.

The computation of basic income (loss) per share for the three and nine months ended September 30, 2011 and 2010 excludes the following potentially dilutive securities because their inclusion would be anti-dilutive.

	For the Three Months Ended Sept. 30,		For the Nine Months Ended Sept. 30,
	2011	2010	2011	2010
Convertible Preferred Stock	—	4,118,263	—	4,118,263
Common Stock Purchase Warrants	259,259	1,409,259	259,259	1,409,259
Stock Options	3,186,493	8,621,000	3,186,493	8,621,000

	3,445,752	14,148,522	3,445,752	14,148,522

Recently Adopted Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements” (“ASU No. 2009-13”). ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (“deliverables”) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements,” of the Codification for separating consideration in multiple-deliverable arrangements. A selling price hierarchy is established for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. Additional disclosures related to a vendor’s multiple-deliverable revenue arrangements are also required by this update. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into, or materially modified, in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of this pronouncement did not have a material impact on our condensed consolidated financial position or results of operations.

In September 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements” (“ASU No. 2009-14”). ASU No. 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements to allow for alternatives when vendor-specific objective evidence does not exist. Under this guidance, tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality and hardware components of a tangible product containing software components are excluded from the software revenue guidance in Subtopic 985-605, “Software-Revenue Recognition;” thus, these arrangements are excluded from this update. ASU No. 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of this pronouncement did not have a material impact on our condensed consolidated financial position or results of operations.

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements––(Continued)

September 30, 2011

(Unaudited)

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

NOTE 5 – Fair Value

We have determined the estimated fair value amounts presented in these unaudited interim condensed consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the unaudited interim condensed consolidated financial statements are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. We have based these fair value estimates on pertinent information available as of September 30, 2011 and December 31, 2010. As of September 30, 2011 and December 31, 2010, the carrying value of all financial instruments approximates fair value.

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

Notes to Condensed Consolidated Financial Statements––(Continued)

September 30, 2011

(Unaudited)

The following are the classes of assets measured at fair value on a nonrecurring basis as of September 30, 2011 and December 31, 2010, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	September 30, 2011
	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at Sept. 30, 2011
Goodwill	$—	$—	$11,085,660	$11,085,660
Intangible Assets	—	—	1,603,785	1,603,785

Total	$—	$—	$12,689,445	$12,689,445

	December 31, 2010
	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at Dec. 31, 2010
Goodwill	$—	$—	$11,085,660	$11,085,660
Intangible Assets	—	—	1,804,710	1,804,710

Total	$—	$—	$12,890,370	$12,890,370

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

The acquisition of SamoaTel was accounted for under the acquisition method of accounting. Accordingly, the acquired assets and assumed liabilities were recorded at their estimated fair values, and operating results for SamoaTel are included in the consolidated financial statements from the effective date of acquisition of March 31, 2011. Accounting standards require that when the fair value of the net assets acquired exceeds the purchase price, resulting in negative goodwill, the acquirer must reassess the reasonableness of the values assigned to all of the net assets acquired, liabilities assumed and consideration transferred. We performed such a reassessment and concluded that the values assigned for the SamoaTel acquisition are reasonable. Consequently, we have recorded $2.9 million of negative goodwill arising from the acquisition of SamoaTel in the statement of operations for the nine months ended September 30, 2011. We believe the negative goodwill realized in acquisition accounting was the result of a number of factors, including viewing this as the best outcome for SamoaTel based on the bids received by the government of Samoa.

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements––(Continued)

September 30, 2011

(Unaudited)

The purchase price has been allocated on a preliminary basis using information currently available. The allocation of the purchase price to the assets acquired and liabilities assumed is expected to be finalized during the first quarter of 2012, as more information is obtained regarding asset valuations, liabilities assumed and revisions of preliminary estimates of fair values made at the date of purchase. The allocation of the purchase price is summarized as follows:

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

During the 2010 review of the loan agreement covenants, ANZ noted certain nonfinancial breaches with respect to timely reporting. Management does not believe these breaches are material. ANZ has not, as of the date of this report, enforced any remedy provisions under the loan agreement as a result of these nonfinancial breaches.

A portion of the acquisition of SamoaTel was funded by $3.1 million in proceeds received from investors in exchange for preferred stock in BSI. Local investors purchased $2.5 million of Series B preferred stock and $0.6 million of Series C preferred stock. In addition to being entitled to receive ordinary dividends paid by BSI, the Series B preferred stock has an annual cumulative dividend of 7% through March 31, 2016. The Series C preferred stock has an annual cumulative dividend of 10% through March 31, 2016 which will increase to 20% thereafter if the shares are not redeemed prior to that date. On March 31, 2011, BSI entered into loan agreements, representing indebtedness in the aggregate amount of $498,552, with two investors which mature on March 31, 2016. The proceeds of the loans were used for the acquisition of SamoaTel. In addition, the loan agreements grant the lenders the option to purchase shares in BSI. The prospective value of this option is estimated at $189,200 and is recorded in other long-term liabilities in the accompanying condensed consolidated balance sheet at September 30, 2011. The cash paid by the investors for BSI’s preferred stock has been recorded as a component of noncontrolling interest. Additionally, an executive of AST participated in the acquisition of SamoaTel by purchasing common and preferred stock in BSI under similar terms as those offered to the other investors, for a total consideration of $400,000.

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements––(Continued)

September 30, 2011

(Unaudited)

NOTE 7 – Contribution Agreement with Amper

On July 29, 2010, we entered into a Contribution Agreement, as amended by a First Amendment to Contribution Agreement effective December 2, 2010 (collectively, the “Contribution Agreement”) with Amper. Pursuant to the Contribution Agreement, Amper would acquire 150,745,913 newly issued shares of our common stock representing approximately 85% of our issued and outstanding shares of common stock following the issuance in exchange for the contribution to eLandia by Amper of approximately 90% of the outstanding capital stock of Hemisferio Norte Brasil, S.L. (“Hemisferio”). Hemisferio has one wholly-owned direct subsidiary, Hemisferio Sul Participaçoes Ltda. (“Hemisferio Sul”), and two indirect subsidiaries, Medidata and XC Comercial e Exportadora Ltda. (“XC”). Hemisferio Sul owns 88.96% of Medidata, and Medidata owns 100% of XC. Hemisferio, Hemisferio Sul, Medidata and XC are collectively referred to in the Contribution Agreement as the “Contributed Entities.”

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

On May 31, 2011, pursuant to the Contribution Agreement, Amper acquired 150,745,913 shares of our newly issued common stock, representing approximately 85% of our issued and outstanding shares of common stock after giving effect to the Contribution Agreement transaction. In exchange for the issuance to Amper of such shares of our common stock, Amper contributed to the Company approximately 90% of the outstanding capital stock of Hemisferio. Accordingly, as of May 31, 2011, the Contribution Agreement was completed and we acquired all ownership rights, including the authority and power to vote, with respect to the 5,223,517 shares of Hemisferio, and Amper acquired all ownership rights, including the authority and power to vote, with respect to the 150,745,913 shares of our common stock.

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

Additionally, in connection with the closing of the Contribution Agreement transaction, effective May 31, 2011, we entered into an Amended and Restated Executive Employment Agreement with Pete R. Pizarro, our former Chief Executive Officer, (the “Pizarro Employment Agreement”) which superseded and replaced Mr. Pizarro’s prior employment agreement. The Pizarro Employment Agreement had an initial term of four years. As in his previous employment agreement, Mr. Pizarro was entitled to receive a base salary of $375,000 and could also receive an annual performance bonus of up to 100% of his base salary in accordance with criteria to be set by our Board of Directors in a written plan. As further inducement for Amper to enter into the Contribution Agreement,

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements––(Continued)

September 30, 2011

(Unaudited)

Mr. Pizarro agreed to waive certain rights including the vesting of 4,200,000 previously issued and partially vested stock options, and agreed to the cancellation thereof, as well as his right to terminate his prior employment agreement for “Good Reason” as a result of a change of control triggered by the Amper transaction and the severance payments to which Mr. Pizarro would be entitled to as a result thereof. Mr. Pizarro was reissued options to purchase up to 4,200,000 shares of our common stock (the same amount as was cancelled by the Company), at the same exercise price of $0.45 per share and subject to a new vesting schedule. The options were to vest as follows: (i) 25% of the options would vest on the three year anniversary of the grant date, and (ii) 75% would vest equally, on a quarterly basis, over a 12-month period commencing on the three year anniversary of the grant date, if and only if Mr. Pizarro remained continuously employed by the Company from the date of the Pizarro Employment Agreement until each respective vesting date.

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

In connection with the closing of the Contribution Agreement transaction, effective May 31, 2011, we entered into an Amendment of Executive Employment Agreement with Harley L. Rollins, our Chief Financial Officer (the “Rollins Employment Agreement”). Pursuant to such amendment, the term of the Rollins Employment Agreement has been extended for a three-year term. Under the terms of the Rollins Employment Agreement, as amended, Mr. Rollins will receive an annual base salary of $250,000 and he may also receive an annual performance bonus of up to 50% of his base salary, based upon a written bonus plan to be approved by our Board of Directors. As further inducement for Amper to enter into the Contribution Agreement, Mr. Rollins agreed to waive certain rights including the vesting of 1,000,000 previously issued and partially vested stock options, and agreed to the cancellation thereof, as well as his right to terminate the Rollins Employment Agreement for “Good Reason” as a result of a change of control triggered by the Amper transaction and the severance payments to which Mr. Rollins would be entitled to as a result thereof. Mr. Rollins was reissued options to purchase up to 1,000,000 shares of our common stock (the same amount as was cancelled by the Company), at the same exercise price of $0.45 per share and subject to a new vesting schedule. The options will vest as follows: (i) 25% of the options will vest on the three year anniversary of the grant date, and (ii) 75% will vest equally, on a quarterly basis, over a twelve-month period commencing on the three year anniversary of the grant date, if and only if Mr. Rollins remains continuously employed by the Company from the date of the amendment until each respective vesting date.

In exchange for and as consideration for the waiver of certain rights described above, Mr. Rollins will receive the following: (a) 392,000 shares of Company common stock; and (b) 84,000 in cash which amount will be used in part to satisfy the income tax obligations related to such consideration.

Effective August 1, 2011, Mr. Rollins is serving as our Chief Executive Officer and President.

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

Notes to Condensed Consolidated Financial Statements––(Continued)

September 30, 2011

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

	For the Three Months Ended Sept. 30,		For the Nine Months Ended Sept. 30,
	2011	2010	2011	2010
Revenues	$78,572,126	$48,748,574	$225,749,247	$167,891,301
Income (Loss) from Continuing Operations	726,369	(4,515,147)	8,409,411	(7,427,921)
Net Loss Attributable to eLandia	(2,840,836)	(2,399,055)	(2,262,257)	(5,901,044)

Basic and Diluted Loss per Share Attributable to eLandia	$(0.02)	$(0.01)	$(0.01)	$(0.03)

Weighted Average Shares Outstanding - Basic and Diluted	177,376,258	180,026,258	177,425,159	179,992,155

NOTE 8 – Discontinued Operations

Our discontinued operations are comprised of our operations in Fiji and certain eLandia predecessor companies that no longer conduct any operations.

A summary of our liabilities from discontinued operations as of September 30, 2011 and December 31, 2010 and our results of discontinued operations for the three and nine months ended September 30, 2011 and 2010 is as follows:

Liabilities of Discontinued Operations

	As of September 30,	As of December 31,
	2011	2010
Accrued Expenses	$—	$48,091
Accrued FCPA Penalty	—	700,000
Capital Lease Obligations	—	10,000

Liabilities from Discontinued Operations - Current	$—	$758,091

Accrued FCPA Penalty	$—	$500,000

Liabilities from Discontinued Operations - Long Term	$—	$500,000

Results of Discontinued Operations

	For the Three Months Ended Sept. 30,		For the Nine Months Ended Sept. 30,
	2011	2010	2011	2010
Revenue	$—	$1,999,664	$—	$5,101,487
Cost of Revenue	—	(1,360,030)	—	(3,298,760)
Sales, Marketing and Customer Support	—	(317,878)	—	(952,568)
General and Administrative	—	(256,882)	—	(760,358)
Depreciation and Amortization	—	(37,259)	—	(109,326)
Interest Expense, net	—	(1,461)	—	(4,119)
Other Income	—	2,418,351	—	2,438,463

Net Income from Discontinued Operations	$—	$2,444,505	$—	$2,414,819

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements––(Continued)

September 30, 2011

(Unaudited)

NOTE 9 – Goodwill and Intangible Assets

At September 30, 2011 and December 31, 2010, goodwill consists of the following:

Latin America	$8,186,798
South Pacific	2,898,862

$11,085,660

At September 30, 2011 and December 31, 2010, intangible assets, net consist of the following:

	Finite Lived Assets		Indefinite Lived Assets
	Customer Lists	Contract Rights	Telecommunications Licenses and Agreements
Gross Value at December 31, 2010	$1,833,100	$1,219,000	$858,743
Accumulated Amortization at December 31, 2010	(891,655)	(1,214,478)	—

Net Value at December 31, 2010	$941,445	$4,522	$858,743

Gross Value at September 30, 2011	$1,833,100	$1,219,000	$858,743
Accumulated Amortization at September 30, 2011	(1,088,058)	(1,219,000)	—

Net Value at September 30, 2011	$745,042	$—	$858,743

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

NOTE 10 – Long-Term Debt

In June 2011, Medidata entered into several promissory notes in favor of a bank, pursuant to which the bank provided an aggregate of $7.5 million to finance certain import transactions. Medidata has provided security for 40% of the principal balance of the promissory notes through the pledge of certain certificates of deposits held by the bank. The promissory notes bear interest at 3.91% per annum and mature in a lump-sum payment one year from their respective origination dates. At September 30, 2011, the carrying value of these promissory notes aggregated $7.8 million, inclusive of accrued interest.

On March 10, 2011, Medidata entered into a promissory note in favor of a government agency in Brazil pursuant to which the agency will provide $6.1 million to finance certain import transactions. Medidata is the borrower under the promissory notes and Hemisferio Sul is a guarantor. Funding of the promissory notes is as follows: $2.0 million at the loan origination date; $2.0 million 180 days after the first tranche is released and $2.1 million 180 days after the second tranche is released. The promissory note is secured by cash and bears interest at 4.0% per annum. The promissory note requires monthly payments of interest only through November 15, 2012, followed by monthly payments of principal and interest through the maturity date of July 15, 2019. Additionally, Medidata agreed to participate in the costs of preparing the project in the minimum amount of $786,000. At September 30, 2011, the carrying value of this promissory note was $2.0 million.

In July 2011, Medidata entered into several promissory notes in favor of a bank, pursuant to which the bank provided an aggregate of $2.9 million to finance certain import transactions. Medidata is the borrower under the promissory notes and XC is a guarantor. The promissory notes bear interest at rates between 1.64% and 1.79% per annum and mature in a lump-sum payment one year from their respective origination dates. At September 30, 2011, the carrying value of these promissory notes aggregated $3.0 million, inclusive of accrued interest.

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements––(Continued)

September 30, 2011

(Unaudited)

NOTE 11 – Commitments and Contingencies

Resignation of Executive

On June 20, 2011, Pete R. Pizarro advised the Board of Directors that he would step down from his role as Chief Executive Officer of the Company effective August 1, 2011, but mutually agreed with the Board of Directors that he would continue his role as Chairman of the Board of Directors notwithstanding his relinquishment of his operating role as Chief Executive Officer. Mr. Pizarro’s determination to resign as Chief Executive Officer was not due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. As a result of Mr. Pizarro’s resignation, the 4,200,000 options granted to him under the May 31, 2011 Amended and Restated Executive Employment Agreement were forfeited.

The Board of Directors of the Company determined that effective August 1, 2011, Harley L. Rollins, our current Chief Financial Officer, will serve as Chief Executive Officer and President of the Company.

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

On May 15, 2009, the district court in Dallas ruled that the Antiguan liquidators for SIBL are entitled to seek Chapter 15 bankruptcy protection for SIBL under U.S. law. A Chapter 15 filing assists in resolving cases involving debtors, assets and claimants in multiple countries. The Antiguan liquidators for SIBL were seeking the authority to file for bankruptcy as a means of safeguarding SIBL’s assets. The Antiguan liquidators for SIBL and the U.S. Receiver have since agreed, subject to approval of the stipulation by the District Court for the Northern District of Texas and the Antiguan court, to settle the pending litigation between them regarding SIBL in the United States. The Antiguan liquidators will withdraw their petition for Recognition of Foreign Main Proceeding Pursuant to Chapter 15 of the U.S. Bankruptcy Code and will not oppose or interfere with the U.S. Receiver’s status in the United States nor his efforts to take control of assets, and the proceeds of sale of assets, located in the United States.

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

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements––(Continued)

September 30, 2011

(Unaudited)

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

Capital Expenditures Commitment

As of September 30, 2011, we have commitments for capital expenditures in the approximate amount of $10 million.

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

Venezuela

In recent years Venezuela has experienced political challenges, difficult economic conditions, high levels of inflation, and foreign exchange and price controls. The President of Venezuela has the authority to legislate certain areas by decree, and the government has nationalized or announced plans to nationalize certain industries and to expropriate certain companies and property. These factors may have a negative impact on our business and our financial condition.

Since 2003, Venezuela has imposed currency controls and created the Commission of Administration of Foreign Currency (“CADIVI”) with the task of establishing detailed rules and regulations and generally administering the exchange control regime.

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements––(Continued)

September 30, 2011

(Unaudited)

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

Through May 17, 2010, we remeasured Bolivar Fuerte-denominated transactions utilizing the parallel rate. From June 2010 through December 31, 2010, we utilized the Sistema de Transacciones con Titulos en Moneda Extranjera (“SITME”) rate, which is a newly regulated foreign currency exchange system introduced by the Venezuelan government in June 2010.

During the nine months ended September 30, 2011, as a means to obtain U.S. Dollars to remit dividends, we have purchased U.S. Dollars through government sponsored bond transactions. We believe that the effective yield resulting from these bond transactions (the “bond rate”) is the best current indicator of the exchange rate applicable for the conversion of Bolivar Fuertes to U.S. Dollars. Accordingly, as of January 1, 2011, we remeasure Bolivar Fuerte-denominated transactions utilizing the bond rate. At September 30, 2011, the bond rate was 5.66 Bolivar Fuertes per U.S. Dollar.

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

Brazil

Contingent liabilities arising from potential litigation or notices received from the inspection authorities related to our Brazilian operations are assessed by management based on the individual analysis of these proceedings and on the opinion of the Company’s lawyers and legal consultants. Those considered as probable losses are provisioned in the accompanying unaudited interim condensed consolidated financial statements. Based on the information received from our legal consultants and on the analysis of potential demands, we have provisioned an amount deemed sufficient to cover estimated losses. Said contingent liabilities, mainly representing labor, real estate and sales tax contingencies, amounted to $12.8 million at September 30, 2011 and are recorded as a component of other long-term liabilities in the accompanying unaudited interim condensed consolidated balance sheet at September 30, 2011.

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

Customer and Vendor Concentrations

At September 30, 2011, we had two customers in our Latin American segment that each represented approximately 11% of our gross accounts receivable. During the three months ended September 30, 2011, we had one customer in our Latin American segment that represented approximately 10% of our revenues.

During the three and nine months ended September 30, 2011, one vendor in our Latin American segment represented approximately 37% and 43% of our consolidated cost of product sales and services, respectively. At September 30, 2011, the amount due to this vendor was approximately 62% of our total accounts payable.

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

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements––(Continued)

September 30, 2011

(Unaudited)

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

Interest on Equity

As permitted by Medidata’s by-laws and Brazilian corporate law, Medidata accrues interest on equity which allows Medidata to deduct as interest expense amounts calculated based on the net equity of the company. The amounts are cumulative, noncancelable by Medidata and are not due to shareholders of record until declared. As of September 30, 2011, $0.8 million has been accrued and no amounts have been declared.

NOTE 13 – Income Taxes

At December 31, 2010, we had federal and Florida net operating loss (NOL) carryovers of $51,375,000 and $58,655,000, respectively, which expire through 2030. As more fully described in Note 7, we completed the closing under the Contribution Agreement. As a result, all of our NOLs arising through May 31, 2011 may be subject to limitations under Internal Revenue Code Section 382. These limitations could significantly impair the Company’s ability to utilize the NOLs against future taxable income prior to their expiration.

We also had capital losses in 2008 totaling $38,850,100 which expire December 31, 2013. In addition, at December 31, 2010, we had foreign net operating loss carryovers of approximately $20,219,000 which will expire through 2017.

As of September 30, 2011, the Company’s net deferred tax assets are mainly comprised of temporary differences associated with Medidata’s tax and labor-related contingencies, obsolescence reserve, and sales commissions. Based on its business plan, Management believes it is more likely than not that Medidata will generate sufficient taxable income in future periods to realize these benefits.

All other deferred tax assets, including those relating to the Federal NOL and capital loss carryovers, were completely offset by valuation allowances.

The major tax jurisdictions where the Company is subject to income tax and their respective statutory tax rates are as follows: United States Federal (34%), Brazil (34%), and Ecuador (24%) and Samoa (27%). The actual income tax expense differs from the statutory tax expense for the year (computed by applying the U.S. federal corporate tax rate of 34% to income before provision for income taxes) mainly because of the tax holiday on American Samoa earnings, the loss of benefits due to valuation allowance, and differences in foreign jurisdictions’ tax rates.

We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in our condensed consolidated statements of operation. Similarly, our policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

There have not been any material changes in our liability for unrecognized tax benefits, including interest and penalties, during the nine months ended September 30, 2011. We do not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. Generally, the Company’s tax years ended after December 31, 2007 remain subject to examination by tax authorities.

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements––(Continued)

September 30, 2011

(Unaudited)

NOTE 14 – Segment Information

Our discontinued operations are comprised of our operations in Fiji and certain eLandia predecessor companies that no longer conduct any operations.

Below is a summary of the results by segment for the three and nine months ended September 30, 2011 and identifiable assets as of September 30, 2011:

	For the Three Months Ended September 30, 2011
	Latin America	South Pacific	Corporate and Discontinued Operations	Consolidated
Revenue
Product Sales	$52,315,958	$272,151	$—	$52,588,109
Services	18,145,766	7,838,251	—	25,984,017

Total Revenue	70,461,724	8,110,402	—	78,572,126
Cost of Revenue
Product Sales	37,631,907	271,674	—	37,903,581
Services	17,269,310	2,631,831	—	19,901,141

Total Cost of Revenue	54,901,217	2,903,505	—	57,804,722

Gross Profit	15,560,507	5,206,897	—	20,767,404
	22.1%	64.2%		26.4%
Expenses
Sales, Marketing and Customer Support	5,275,718	651,377	—	5,927,095
General and Administrative	9,550,430	1,826,794	576,747	11,953,971
Depreciation and Amortization	707,591	1,352,953	33,957	2,094,501
Amortization – Intangible Assets	—	65,468	—	65,468

Total Expenses	15,533,739	3,896,592	610,704	20,041,035

Operating Income (Loss)	26,768	1,310,305	(610,704)	726,369
Interest Expense, Net	(1,263,520)	(402,945)	(181,623)	(1,848,088)
Other Income (Expense)	(2,683,676)	(116,791)	(63,124)	(2,863,591)
Income Tax Expense	1,341,419	(196,945)	—	1,144,474

Net Income (Loss) Attributable to eLandia	$(2,579,009)	$593,624	$(855,451)	$(2,840,836)

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements––(Continued)

September 30, 2011

(Unaudited)

	For the Nine Months Ended September 30, 2011
	Latin America	South Pacific	Corporate and Discontinued Operations	Consolidated
Revenue
Product Sales	$118,038,499	$678,733	$—	$118,717,232
Services	48,214,957	19,319,058	—	67,534,015

Total Revenue	166,253,456	19,997,791	—	186,251,247
Cost of Revenue
Product Sales	89,548,140	662,740	—	90,210,880
Services	38,342,141	6,582,125	—	44,924,266

Total Cost of Revenue	127,890,281	7,244,865	—	135,135,146

Gross Profit	38,363,175	12,752,926	—	51,116,101
	23.1%	63.8%		27.4%
Expenses
Sales, Marketing and Customer Support	14,335,925	1,451,827	—	15,787,752
General and Administrative	20,490,078	4,411,798	4,532,727	29,434,603
Negative Goodwill	—	(2,907,114)	—	(2,907,114)
Transaction Related Expenses	—	—	1,047,598	1,047,598
Depreciation and Amortization	1,744,337	3,439,862	100,727	5,284,926
Amortization – Intangible Assets	—	200,925	—	200,925

Total Expenses	36,570,340	6,597,298	5,681,052	48,848,690

Operating Income (Loss)	1,792,835	6,155,628	(5,681,052)	2,267,411
Interest Expense, Net	(3,470,484)	(1,124,075)	(570,355)	(5,164,914)
Other Income (Expense)	(2,881,518)	(1,013,059)	(27,417)	(3,921,994)
Income Tax Expense	394,076	(397,835)	—	(3,759)

Net Income (Loss) Attributable to eLandia	$(4,165,091)	$3,620,659	$(6,278,824)	$(6,823,256)

Total Assets	$200,533,151	$54,194,670	$532,282	$255,260,103

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements––(Continued)

September 30, 2011

(Unaudited)

Below is a summary of the results by segment for the three and nine months ended September 30, 2010 and identifiable assets as of December 31, 2010:

	For the Three Months Ended September 30, 2010
	Latin America	South Pacific	Corporate and Discontinued Operations	Consolidated
Revenue
Product Sales	$13,301,944	$102,921	$—	$13,404,865
Services	12,309,123	3,734,586	—	16,043,709

Total Revenue	25,611,067	3,837,507	—	29,448,574
Cost of Revenue
Product Sales	10,520,187	96,226	—	10,616,413
Services	7,759,915	1,176,195	—	8,936,110

Total Cost of Revenue	18,280,102	1,272,421	—	19,552,523

Gross Profit	7,330,965	2,565,086	—	9,896,051
	28.6%	66.8%		33.6%
Expenses
Sales, Marketing and Customer Support	4,701,807	207,956	—	4,909,763
General and Administrative	4,694,117	727,920	1,257,467	6,679,504
Transaction Related Expenses	—	—	414,066	414,066
Depreciation and Amortization	650,881	934,830	36,136	1,621,847
Amortization – Intangible Assets	—	79,018	—	79,018

Total Expenses	10,046,805	1,949,724	1,707,669	13,704,198

Operating Income (Loss)	(2,715,840)	615,362	(1,707,669)	(3,808,147)
Interest Expense, Net	(618,377)	(344,938)	(177,087)	(1,140,402)
Other Income (Expense)	1,002,772	57,629	376	1,060,777
Income Tax Expense	(10,788)	—	—	(10,788)
Income (Loss) from Discontinued Operations	—	—	2,444,505	2,444,505

Net Income (Loss) Attributable to eLandia	$(2,342,233)	$328,053	$560,125	$(1,454,055)

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements––(Continued)

September 30, 2011

(Unaudited)

	For the Nine Months Ended September 30, 2010
	Latin America	South Pacific	Corporate and Discontinued Operations	Consolidated
Revenue
Product Sales	$55,508,574	$388,533	$—	$55,897,107
Services	37,778,163	11,065,031	—	48,843,194

Total Revenue	93,286,737	11,453,564	—	104,740,301
Cost of Revenue
Product Sales	44,886,814	391,911	—	45,278,725
Services	22,738,619	3,672,915	—	26,411,534

Total Cost of Revenue	67,625,433	4,064,826	—	71,690,259

Gross Profit	25,661,304	7,388,738	—	33,050,042
	27.5%	64.5%		31.6%
Expenses
Sales, Marketing and Customer Support	13,955,479	659,843	—	14,615,322
General and Administrative	12,774,773	2,198,708	5,608,814	20,582,295
Transaction Related Expenses	—	—	946,505	946,505
Depreciation and Amortization	1,867,561	2,810,448	102,030	4,780,039
Amortization – Intangible Assets	—	256,802	—	256,802

Total Expenses	28,597,813	5,925,801	6,657,349	41,180,963

Operating Income (Loss)	(2,936,509)	1,462,937	(6,657,349)	(8,130,921)
Interest Expense, Net	(1,872,643)	(1,039,670)	(266,896)	(3,179,209)
Gain on Extinguishment of Debt	2,037,500	—	—	2,037,500
Other Income (Expense)	(925,108)	360,210	128,462	(436,436)
Income Tax Expense	(10,797)	—	—	(10,797)
Income (Loss) from Discontinued Operations	—	—	2,414,819	2,414,819

Net Income (Loss) Attributable to eLandia	$(3,707,557)	$783,477	$(4,380,964)	$(7,305,044)

Total Assets	$116,962,373	$35,671,603	$495,373	$153,129,349

NOTE 15 – Subsequent Events

On November 2, 2011, our board of directors received a formal proposal from Amper to take the Company private. Our board of directors had previously formed a special committee comprised of all independent directors to evaluate and consider the Amper proposal. The special committee retained an independent financial advisor to assist it in, among other things, evaluating and determining the company’s response to Amper’s proposal, as well as evaluating any third-party proposals. On November 3, 2011, the special committee approved the proposed going-private transaction in principle, subject to review and approval of definitive documentation.

Pursuant to the going-private transaction proposed by Amper, the Company would amend its certificate of incorporation to effect a 1-for-150,000 reverse stock split of our common stock. After the reverse stock split, any shareholder holding less than one share will receive a cash payment of $0.65 for each eLandia share held prior to the reverse stock split. Holders of at least one full share following the reverse stock split will receive fractional shares to the extent the amount is not equally divisible by 150,000. As a result of the reverse stock split, it is expected that we will reduce the number of our beneficial shareholders to below 300 making the Company eligible to deregister its shares of common stock under applicable SEC regulations.

Under applicable state law, the amendment to our certificate of incorporation to effectuate the reverse stock split requires the approval of shareholders holding a majority of our outstanding common stock. As part of its proposal, Amper has indicated that it will vote all of its shares of common stock to approve the amendment to the certificate of incorporation pursuant to a written consent of majority shareholder. Consequently, all necessary corporate approvals in connection with the reverse stock split are expected to be obtained.

eLandia International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements––(Continued)

September 30, 2011

(Unaudited)

Prior to consummating the reverse stock split described above, we must file a preliminary information statement and a Schedule 13E-3 transaction statement with the SEC. These filings will contain additional information regarding the reverse stock split and the proposed going-private transaction. Following review by the SEC, we intend to distribute a definitive information statement to our shareholders and to effect the reverse stock split as soon as practicable following the date that is 20 days after the distribution of the information statement to shareholders. We anticipate the transaction will be completed in early 2012. After the reverse stock split becomes effective, we expect to deregister our common stock and terminate our reporting obligations with the SEC. In addition, as a result of this deregistration, we anticipate that our common stock will cease to be quoted on the OTC Bulletin Board.

Amper has proposed to enter into agreements with each shareholder holding more than 150,000 shares of our common stock which qualify as “accredited investors” (the “Exchanging Shareholders”) pursuant to which the Exchanging Shareholders could receive 0.1265 shares of Amper stock in exchange for each share of our common stock held by the Exchanging Shareholders immediately prior to the reverse stock split. The exchange agreements will provide that on the second anniversary of the date of the exchange, if the market value of Amper stock is less than €3.68 per share, Amper will issue to each Exchanging Shareholder an additional amount of Amper shares so that the market value of Amper shares issued and held in respect of each exchanged Company share shall have a market value equal to €3.68 using the weighted average trading price per share of Amper common stock during the 30 days prior to the second anniversary of the exchange.

The shares of Amper when issued to the Exchanging Shareholders will be freely tradable on the Madrid stock exchange. The Exchanging Shareholders will be subject to certain lock-up provisions prohibiting them from selling more than 5% of the total Amper shares issued in the exchange to such Exchanging Shareholders during any of the first four quarters following the exchange and more than 10% of the total Amper shares issued in the exchange per quarter during the fifth through eighth quarters following the exchange.

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

Overview

eLandia is a provider of Information and Communications Technology (ICT”) products and services to small, medium-sized and large businesses as well as government entities and service providers, primarily in Latin America. We have presence in over 17 countries, including Argentina, Brazil, Colombia, Costa Rica, Ecuador, El Salvador, Guatemala, Honduras, Mexico, Nicaragua, Panama, Peru, Venezuela and the United States. eLandia also operates in the South Pacific region through our wholly-owned subsidiary, AST Telecom, LLC (“AST”) which offers mobile communications, Internet services and cable TV services (Moana TV) in American Samoa under the Bluesky Communications brand. In addition, we also own 66 2/3% of the American Samoa Hawaii Cable, LLC (“ASH Cable”) in partnership with the American Samoa Government, providing high-speed networking connections between the territory of American Samoa and the rest of the world. As more fully described below, on March 31, 2011, we completed the acquisition of SamoaTel Limited, a provider of telecommunications products and services in Samoa. Additionally, on May 31, 2011, we completed the acquisition of Medidata Informatica, S.A. (“Medidata”), a provider of integrated communications solutions to telecommunications operators, corporations, financial clients and governments in Brazil.

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

eLandia corporate headquarters are located at 8333 NW 53rd Street, Miami, Florida 33166. The telephone number is (305) 415-8830.

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

On May 31, 2011, pursuant to the Contribution Agreement, Amper acquired 150,745,913 shares of our newly issued common stock, representing approximately 85% of our issued and outstanding shares of common stock after giving effect to the Contribution Agreement transaction. In exchange for the issuance to Amper of such shares of our common stock, Amper contributed to the Company approximately 90% of the outstanding capital stock of Hemisferio. Accordingly, as of May 31, 2011, the Contribution Agreement was completed and we acquired all ownership rights, including the authority and power to vote, with respect to the 5,223,517 shares of Hemisferio, and Amper acquired all ownership rights, including the authority and power to vote, with respect to the 150,745,913 shares of our common stock.

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

Proposed Going Private Transaction

On November 2, 2011, our board of directors received a formal proposal from Amper to take the Company private. Our board of directors had previously formed a special committee comprised of all independent directors to evaluate and consider the Amper proposal. The special committee retained an independent financial advisor to assist it in, among other things, evaluating and determining the company’s response to Amper’s proposal, as well as evaluating any third-party proposals. On November 3, 2011, the special committee approved the proposed going-private transaction in principle, subject to review and approval of definitive documentation.

Pursuant to the going-private transaction proposed by Amper, the Company would amend its certificate of incorporation to effect a 1-for-150,000 reverse stock split of our common stock. After the reverse stock split, any shareholder holding less than one share will receive a cash payment of $0.65 for each eLandia share held prior to the reverse stock split. Holders of at least one full share following the reverse stock split will receive fractional shares to the extent the amount is not equally divisible by 150,000. As a result of the reverse stock split, it is expected that we will reduce the number of our beneficial shareholders to below 300 making the Company eligible to deregister its shares of common stock under applicable SEC regulations.

Under applicable state law, the amendment to our certificate of incorporation to effectuate the reverse stock split requires the approval of shareholders holding a majority of our outstanding common stock. As part of its proposal, Amper has indicated that it will vote all of its shares of common stock to approve the amendment to the certificate of incorporation pursuant to a written consent of majority shareholder. Consequently, all necessary corporate approvals in connection with the reverse stock split are expected to be obtained.

Prior to consummating the reverse stock split described above, we must file a preliminary information statement and a Schedule 13E-3 transaction statement with the SEC. These filings will contain additional information regarding the reverse stock split and the proposed going-private transaction. Following review by the SEC, we intend to distribute a definitive information statement to our shareholders and to effect the reverse stock split as soon as practicable following the date that is 20 days after the distribution of the information statement to shareholders. We anticipate the transaction will be completed in early 2012. After the reverse stock split becomes effective, we expect to deregister our common stock and terminate our reporting obligations with the SEC. In addition, as a result of this deregistration, we anticipate that our common stock will cease to be quoted on the OTC Bulletin Board.

Amper has proposed to enter into agreements with each shareholder holding more than 150,000 shares of our common stock which qualify as “accredited investors” (the “Exchanging Shareholders”) pursuant to which the Exchanging Shareholders will receive 0.1265 shares of Amper stock in exchange for each share of our common stock held by the Exchanging Shareholders immediately prior to the reverse stock split. The exchange agreements will provide that on the second anniversary of the date of the exchange, if the market value of Amper stock is less than €3.68 per share, Amper will issue to each Exchanging Shareholder an additional amount of Amper shares so that the market value of Amper shares issued and held in respect of each exchanged Company share shall have a market value equal to €3.68 using the weighted average trading price per share of Amper common stock during the 30 days prior to the second anniversary of the exchange.

The shares of Amper issued to the Exchanging Shareholders will be freely tradable on the Madrid stock exchange. The Exchanging Shareholders will be subject to certain lock-up provisions prohibiting them from selling more than 5% of the total Amper shares issued in the exchange to such Exchanging Shareholders during any of the first four quarters following the exchange and more than 10% of the total Amper shares issued in the exchange per quarter during the fifth through eighth quarters following the exchange.

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

On an ongoing basis, we evaluate our estimates and judgments. Areas in which we exercise significant judgment include, but are not necessarily limited to, the valuation of SamoaTel, the amount of uncollectible accounts receivable, the valuation of value added taxes (“VAT”) receivable, deferred taxes and related valuation allowances, the amount to be paid for the settlement of liabilities of discontinued operations, accrued expenses, the valuation of derivatives, the valuation of assets acquired and liabilities assumed such as, but not limited to, the amount allocated to contract rights, customer lists, trade names and goodwill, along with the estimated useful lives for amortizable intangible assets and property, plant and equipment, warrants granted in connection with various financing transactions, and share-based payment arrangements.

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

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC for a discussion of our critical accounting policies. During the nine months ended September 30, 2011, there were no material changes to these policies.

Results of Operations – Overview

Revenues for the quarter ended September 30, 2011 increased $49.1 million, or 167%, compared to the same period in 2010. The increases reflect improvements in our Latin American and South Pacific segments, as well as the effects of our acquisitions of Medidata in Brazil on May 31, 2011 and SamoaTel in Samoa on March 31, 2011. The results of operations for these two acquisitions have been included in the consolidated financial statements from their respective dates of acquisitions. Operations in our Latin American segment, representing mainly emerging market economies, achieved significant growth in the quarter with a 175% increase in revenues. Our South Pacific segment revenues grew by 111% during the quarter ended September 30, 2011, compared with the same period in 2010. Operating income and net loss from continuing operations for the third quarter of 2011 was $0.7 million and $3.4 million, respectively, compared with an operating loss and net loss from continuing operations in the third quarter of 2010 of $3.8 million and $4.1 million, respectively.

We experienced a 78% increase in revenues for the nine months ended September 30, 2011, compared to the same period in 2010. The increase is mainly attributable to an increase in our product revenues of $62.8 million, or 112%, and an increase in our services revenues of $18.7 million, or 38%. The acquisitions of Medidata and SamoaTel, as well as organic growth in both our Latin American and South Pacific segments, contributed to the overall increase in revenues.

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

•

Gross margin increased by $18.1 million during the nine months ended September 30, 2011, as compared to the same period in 2010. This is mainly attributable to our acquisitions of Medidata and SamoaTel, as well as our organic growth in the Latin America and South Pacific regions. As a percentage of consolidated net sales, our gross margin decreased from 32% for the nine months ended September 30, 2010 to 27% for the nine months ended September 30, 2011.

•

Operating income for the nine months ended September 30, 2011 was $2.3 million, compared to an operating loss of $8.1 million for the nine months ended September 30, 2010. The improvement in our operating income is mainly the result of our increased gross margin, offset to some extent by higher operating expenses. Included in operating income for the nine months ended September 30, 2011 is negative goodwill of $2.9 million related to our acquisition of SamoaTel on March 31, 2011. Excluding this effect, operating income improved by $7.5 million for the nine months ended September 30, 2011, compared to the same period in 2010.

•

Net loss attributable to eLandia for the nine months ended September 30, 2011 was $6.8 million, compared to $7.3 million for the same period in 2010. The decrease in net loss is primarily due to operating income for the nine months ended September 30, 2011, compared to an operating loss for the nine months ended September 30, 2010, offset by higher other non-operating expenses. Other non-operating expenses for the nine months ended September 30, 2011 includes foreign currency exchange losses of $3.6 million, compared to $0.4 million for the nine months ended September 30, 2010. Additionally, other non-operating expenses for the nine months ended September 30, 2010 includes a gain on the extinguishment of debt of $2.0 million.

•	Net loss per share improved from ($0.26) for the nine months ended September 30, 2010 to ($0.07) for the nine months ended September 30, 2011.

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

We used the acquisition method of accounting in connection with this acquisition and, accordingly, our consolidated financial statements include the results of operations of Medidata from the date of acquisition of May 31, 2011. Summarized results for Medidata for the three and nine months ended September 30, 2011 included in our consolidated financial statements are as follows:

	Three Months Ended Sept. 30, 2011	Nine Months Ended Sept. 30, 2011
Revenue
Product Sales	$20,135,000	$26,361,000
Services	6,410,000	10,160,000

Total Revenue	26,545,000	36,521,000
Cost of Revenue
Product Sales	15,257,000	21,182,000
Services	8,895,000	11,441,000

Total Cost of Revenue	24,152,000	32,623,000

Gross Profit	2,393,000	3,898,000
	9.0%	10.7%
Expenses
Sales, Marketing and Customer Support	79,000	84,000
General and Administrative	4,657,000	6,134,000
Depreciation and Amortization	126,000	171,000

Total Expenses	4,862,000	6,389,000

Operating Income (Loss)	(2,469,000)	(2,491,000)
Interest (Expense) Income, Net	39,000	131,000
Other Income (Expense)	(1,477,000)	(386,000)
Income Tax Expense	1,591,000	1,060,000

Net Income (Loss)	$(2,316,000)	$(1,686,000)

Venezuela

In recent years Venezuela has experienced political challenges, difficult economic conditions, high levels of inflation, and foreign exchange and price controls. The President of Venezuela has the authority to legislate certain areas by decree, and the government has nationalized or announced plans to nationalize certain industries and to expropriate certain companies and property. These factors may have a negative impact on our business and our financial condition.

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

Through May 17, 2010, we remeasured Bolivar Fuerte-denominated transactions utilizing the parallel rate. From June 2010 through December 31, 2010, we utilized the Sistema de Transacciones con Titulos en Moneda Extranjera (“SITME”) rate, which is a newly regulated foreign currency exchange system introduced by the Venezuelan government in June 2010.

During the nine months ended September 30, 2011, as a means to obtain U.S. Dollars to remit dividends, we have purchased U.S. Dollars through government sponsored bond transactions. We believe that the effective yield resulting from these bond transactions (the “bond rate”) is the best current indicator of the exchange rate applicable for the conversion of Bolivar Fuertes to U.S. Dollars. Accordingly, as of January 1, 2011, we remeasure Bolivar Fuerte-denominated transactions utilizing the bond rate. At September 30, 2011, the bond rate was 5.66 Bolivar Fuertes per U.S. Dollar.

Due to the level of uncertainty in Venezuela, we cannot predict the exchange rate that will ultimately be used to convert our local currency monetary assets in Venezuela to U.S. Dollars in the future. As a result, negative charges reflecting a less favorable exchange rate outcome are possible.

For the nine months ended September 30, 2011, our Venezuelan subsidiary represented 13% of our consolidated net sales, as compared to 14% for the nine months ended September 30, 2010.

Revenues for our Venezuelan operations for the three months ended September 30, 2011, remeasured at the bond rate, were $13.5 million, compared to $4.1 million for the three months ended September 30, 2010, remeasured at the SITME rate. Gross profit for Venezuela for the three months ended September 30, 2011 was $5.5 million, representing a gross margin of 41%, compared to gross profit of $2.1 million, or a gross margin of 51%, for the three months ended September 30, 2010. Operating expenses for our Venezuelan operations for the three months ended September 30, 2011 were $2.4 million, compared to $1.8 million for the three months ended September 30, 2010.

Revenues for our Venezuelan operations for the nine months ended September 30, 2011, remeasured at the bond rate, were $24.4 million, compared to $14.6 million for the nine months ended September 30, 2010, remeasured at the parallel rate through May 2010 and the SITME rate thereafter. Gross profit for Venezuela for the nine months ended September 30, 2011 was $8.6 million, representing gross margin of 35%, compared to gross profit of $5.2 million, or a gross margin of 36%, for the nine months ended September 30, 2010. Operating expenses for our Venezuelan operations for the nine months ended September 30, 2011 were $5.3 million, compared to $4.7 million for the nine months ended September 30, 2010.

There will be an ongoing impact related to measuring the statement of operations for our Venezuelan operations at the bond rate. Our net sales and operating income in Venezuela are subject to a highly inflationary environment, which as of September 30, 2011, was in excess of 30% per year. The comparability of our Venezuelan results and the resulting U.S. Dollar value reported in any given period are affected by the fluctuations in the exchange rates.

Comparison of the Three Months Ended September 30, 2011 to the Three Months Ended September 30, 2010

The following table sets forth, for the periods indicated, unaudited interim condensed consolidated statements of operations information for our continuing operations in Latin America.

	For the Three Months Ended September 30,
	2011	2010	$ Change	% Change
Revenue
Product Sales	$52,315,958	$13,301,944	$39,014,014	293.3%
Services	18,145,766	12,309,123	5,836,643	47.4%

Total Revenue	70,461,724	25,611,067	44,850,657	175.1%
Cost of Revenue
Product Sales	37,631,907	10,520,187	27,111,720	257.7%
Services	17,269,310	7,759,915	9,509,395	122.5%

Total Cost of Revenue	54,901,217	18,280,102	36,621,115	200.3%

Gross Profit	15,560,507	7,330,965	8,229,542	112.3%
	22.1%	28.6%		(6.5)%
Expenses
Sales, Marketing and Customer Support	5,275,718	4,701,807	573,911	12.2%
General and Administrative	9,550,430	4,694,117	4,856,313	103.5%
Depreciation and Amortization	707,591	650,881	56,710	8.7%

Total Expenses	15,533,739	10,046,805	5,486,934	54.6%

Operating Income (Loss)	26,768	(2,715,840)	2,742,608	(101.0)%
Interest (Expense) Income, Net	(1,263,520)	(618,377)	(645,143)	104.3%
Other Income (Expense)	(2,683,676)	1,002,772	(3,686,448)	(367.6)%
Income Tax Expense	1,341,419	(10,788)	1,352,207	(12534.6)%

Net Income (Loss)	$(2,579,009)	$(2,342,233)	$(236,776)	10.1%

Product Sales

Year over year increase in product sales was $39.0 million, or 293%. Excluding revenues from Medidata for the three months ending September 30, 2011, product sales increased $18.9 million, or 142%, over the same period in 2010. The sales growth in our Latin American segment is partly attributable to our investment in sales force recruiting, retention and development, the impact of brand building activities and the continued focus on entering into more profitable arrangements with our customers and vendors.

Product gross margin increased from 21% for the three months ended September 30, 2010 to 28% for the three months ended September 30, 2011. Excluding Medidata, product gross margin increased from 21% for the three months ended September 30, 2010 to 30% for the three months ended September 30, 2011. The increase in our gross margin mainly results from a combination of higher vendor discounts, rebates, favorable product pricing, and cost beneficial negotiations with our vendors.

Services

Year over year increase in revenue from the provision of professional ICT services was $5.8 million, or 47%. Excluding revenues from Medidata for the three months ending September 30, 2011, services revenues decreased $0.6 million, or 5%, over the same period in 2010.

Excluding Medidata’s results, service gross margin decreased from 37% for the three months ended September 30, 2010 to 29% for the three months ended September 30, 2011 primarily as a result of aggressive pricing strategies implemented in order to stimulate growth in our services-related portfolio. We expect our margins to improve as we strengthen our presence in the market and build our customer base.

Overall, we experienced a significant growth in the majority of our markets compared to the prior year, reflecting the results of our continued focus in our core technology solutions centered on the virtual workspace, cloud computing and borderless networks. We are offering products and services to our customers which we believe enhance their productivity and communication, and deploying robust, scalable network infrastructures to support their critical business applications. We are also leveraging our relationship with our primary vendor which we expect will expand our customer portfolio, particularly in the financial services, government and telecommunication sectors.

Expenses

Our overall operating expenses during the three months ended September 30, 2011 increased $5.5 million, or 55%, compared to the same period in the prior year. Excluding the effects of Medidata, operating expenses increased $0.6 million, or 6% over the prior year.

Sales, marketing and customer support costs include costs associated with advertising and promoting our products and services as well as supporting the customer after the sale is complete. The increase in sales, marketing and customer support expenses for the three months ended September 30, 2011 is primarily attributable to the investment in the recruiting, retention and development of our sales force and related compensation costs.

Excluding the effects of Medidata, general and administrative expenses, which include back office expenses such as executive and support staff costs as well as professional fees for accounting, legal and other services associated with our Latin American operations, increased $200,000, compared to the same period in 2010.

Interest expense is the cost associated with our outstanding debt obligations in Latin America including lines of credit, loans from financial institutions and capital leases. The increase in net interest expense is primarily the result of higher average outstanding debt balances as of September 30, 2011, compared to September 30, 2010.

Other income and expense is comprised of non-operating items. Other (expense)/income, excluding Medidata, for the three months ended September 30, 2011 and 2010 is mainly comprised of foreign currency exchange (losses)/gains, primarily related to our Venezuelan operations.

Income tax expense, excluding Medidata, for the three months ended September 30, 2011 amounted to approximately $250,000. Excluding Medidata, we continue to maintain a full valuation allowance on our deferred tax assets.

Comparison of the Nine Months Ended September 30, 2011 to the Nine Months Ended September 30, 2010

The following table sets forth, for the periods indicated, unaudited interim condensed consolidated statements of operations information for our continuing operations in Latin America.

	For the Nine Months Ended September 30,
	2011	2010	$ Change	% Change
Revenue
Product Sales	$118,038,499	$55,508,574	$62,529,925	112.6%
Services	48,214,957	37,778,163	10,436,794	27.6%

Total Revenue	166,253,456	93,286,737	72,966,719	78.2%
Cost of Revenue
Product Sales	89,548,140	44,886,814	44,661,326	99.5%
Services	38,342,141	22,738,619	15,603,522	68.6%

Total Cost of Revenue	127,890,281	67,625,433	60,264,848	89.1%

Gross Profit	38,363,175	25,661,304	12,701,871	49.5%
	23.1%	27.5%		(4.4)%
Expenses
Sales, Marketing and Customer Support	14,335,925	13,955,479	380,446	2.7%
General and Administrative	20,490,078	12,774,773	7,715,305	60.4%
Depreciation and Amortization	1,744,337	1,867,561	(123,224)	(6.6)%

Total Expenses	36,570,340	28,597,813	7,972,527	27.9%

Operating Income (Loss)	1,792,835	(2,936,509)	4,729,344	(161.1)%
Interest (Expense) Income, Net	(3,470,484)	(1,872,643)	(1,597,841)	85.3%
Gain on Extinguishment of Debt	—	2,037,500	(2,037,500)	(100.0)%
Other Income (Expense)	(2,881,518)	(925,108)	(1,956,410)	211.5%
Income Tax Expense	394,076	(10,797)	404,873	(3749.9)%

Net Income (Loss)	$(4,165,091)	$(3,707,557)	$(457,534)	12.3%

Product Sales

Year over year increase in product sales was $62.5 million, or 113%. Excluding revenues from Medidata, product sales increased $36.2 million, or 65%, over the same period in 2010. The sales growth in our Latin American segment is partly attributable to our investment in sales force recruiting, retention and development, the impact of brand building activities and the continued focus on entering into more profitable arrangements with our customers and vendors.

Product gross margin increased from 19% for the nine months ended September 30, 2010 to 24% for the nine months ended September 30, 2011. Excluding Medidata, product gross margin increased to 25% for the nine months ended September 30, 2011. The increase in our gross margin mainly results from a combination of higher vendor discounts, rebates, favorable product pricing, and cost beneficial negotiations with our vendors. Additionally, during the nine months ended September 30, 2010, we incurred certain one-time charges in connection with the completion of several contracts, thereby resulting in a lower gross margin during that period.

Services

Year over year growth in revenue from the provision of professional ICT services was $10 million, or 28%. Excluding revenues from Medidata, services revenues increased slightly by $277,000, or 1%, over the same period in 2010.

Service gross margin decreased from 40% for the nine months ended September 30, 2010 to 20% for the nine months ended September 30, 2011. Excluding Medidata, service gross margin decreased to 29% for the nine months ended September 30, 2011. The decrease is primarily a result of aggressive pricing strategies implemented in order to stimulate the growth in our services-related portfolio. Additionally, during the nine months ended September 30, 2011, gross margin from education services was impacted as a result of significant pricing pressures and overall costs which we were not able to pass along to our customers. We expect our margins to improve as we strengthen our presence in the market and build our customer base.

Expenses

Our overall operating expenses during the nine months ended September 30, 2011 increased $8.0 million, or 28%, compared to the same period in the prior year. Excluding the effects of Medidata, operating expenses increased $1.6 million, or 6%, over the prior year. The increase in operating expenses mainly results from an investment in the recruiting, retention and development of our sales force, in addition to the cost relating to the settlement of an outstanding receivable with a customer in Colombia. Offsetting the increase are the results of cost-cutting measures implemented during 2009 and 2010 in response to the overall weakened economy in Latin America.

Sales, marketing and customer support costs include costs associated with advertising and promoting our products and services as well as supporting the customer after the sale is complete. The increase in sales, marketing and customer support expenses for the nine months ended September 30, 2011 primarily reflects the investment during 2011 in our sales force and related compensation costs to develop and retain sales force leaders.

Excluding the effects of Medidata, general and administrative expenses increased $1.6 million, or 12%. General and administrative expenses, which include back office expenses such as executive and support staff costs as well as professional fees for accounting, legal and other services associated with our Latin American operations, increased mainly as a result of the cost relating to the settlement of an outstanding receivable with a customer in Colombia.

Interest expense is the cost associated with our outstanding debt obligations in Latin America including lines of credit, loans from financial institutions and capital leases. The increase in net interest expense is primarily the result of higher average outstanding debt balances as of September 30, 2011, compared to September 30, 2010.

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

Other income and expense is comprised of non-operating items. Excluding Medidata, other expense increased by $1.6 million for the nine months ended September 30, 2011, compared to 2010. Other expense for the nine months ended September 30, 2011 and 2010 is mainly comprised of foreign currency exchange losses, primarily related to our Venezuelan operations.

Income tax expense, excluding Medidata, for the nine months ended September 30, 2011 amounted to approximately $666,000. Excluding Medidata, we continue to maintain a full valuation allowance on our deferred tax assets.

Results of Operations – South Pacific

We offer mobile communications, Internet, calling card services and cable TV services (Moana TV) in American Samoa under the Bluesky Communications brand. In addition, we also own 66 2/3% of the ASH Cable in partnership with the American Samoa Government, providing high-speed networking connections between the territory of American Samoa and Hawaii. Our services revenue includes telecommunications services including internet and data services as well as support provided to our clients by our systems engineers, IT support, and technical staff for new or existing software, hardware, systems, or applications. Sales of related products include computer hardware, communications hardware and commercial off-the-shelf software sold through retail locations or by our direct sales force.

On March 31, 2011, BSI acquired 75% of the issued and outstanding capital shares of SamoaTel in exchange for $11 million. AST owns approximately 75% of BSI and the remaining 25% is owned by other investors. SamoaTel is a provider of telecommunications products and services in Samoa and offers a full range of services including fixed telephony, mobile communications, internet and calling card services for homes and businesses in Samoa. AST had no operations in Samoa, which is approximately 80 miles away from America Samoa, where AST operates. We believe that this acquisition will provide us with access to market-leading Samoa customers, and with the combination of SamoaTel operations with our own, will provide us with valuable synergies, highly complementary products, customers and geographic regions.

We used the acquisition method of accounting in connection with this acquisition and accordingly, our consolidated financial statements include the results of operations of SamoaTel from the date of acquisition of March 31, 2011.

Comparison of the Three Months Ended September 30, 2011 to the Three Months Ended September 30, 2010

The following table sets forth, for the periods indicated, unaudited interim condensed consolidated statements of operations information for our continuing operations in the South Pacific.

	For the Three Months Ended September 30,
	2011	2010	$ Change	% Change
Revenue
Product Sales	$272,151	$102,921	$169,230	164.4%
Services	7,838,251	3,734,586	4,103,665	109.9%

Total Revenue	8,110,402	3,837,507	4,272,895	111.3%
Cost of Revenue
Product Sales	271,674	96,226	175,448	182.3%
Services	2,631,831	1,176,195	1,455,636	123.8%

Total Cost of Revenue	2,903,505	1,272,421	1,631,084	128.2%

Gross Profit	5,206,897	2,565,086	2,641,811	103.0%
	64.2%	66.8%		(2.6)%
Expenses
Sales, Marketing and Customer Support	651,377	207,956	443,421	213.2%
General and Administrative	1,826,794	727,920	1,098,874	151.0%
Depreciation and Amortization	1,352,953	934,830	418,123	44.7%
Amortization – Intangible Assets	65,468	79,018	(13,550)	(17.1)%

Total Expenses	3,896,592	1,949,724	1,946,868	99.9%

Operating Income (Loss)	1,310,305	615,362	694,943	112.9%
Interest (Expense) Income, Net	(402,945)	(344,938)	(58,007)	16.8%
Other Income (Expense)	(116,791)	57,629	(174,420)	(302.7)%
Income Tax Expense	(196,945)	—	(196,945)	(100.0)%

Net Income (Loss)	$593,624	$328,053	$265,571	81.0%

Product Sales

Excluding the effect of our acquisition, revenues from product sales during the three months ended September 30, 2011 remained relatively consistent compared to the same period in 2010, increasing $23,000, or 23%, with a corresponding increase in cost of revenues of $30,000, or 31%. We continue to expand our supplier base in order to maintain competitive pricing and products within our markets.

Services

Year over year increase in services revenues was $4.1 million, or 110%. Excluding the revenues from the acquisition, services revenues decreased $141,000, or 4%, over the same period in 2010, while cost of revenues decreased $297,000, or 25%. The cost of revenue from services decreased at a higher rate than the corresponding revenue, thereby improving our service gross margin, due to improved mix of higher margin products and services combined with increased marketing efforts and promotions offered to our customers during the 2011 period.

Service gross margin decreased from 69% for the three months ended September 30, 2010 to 66% for the three months ended September 30, 2011. Excluding the effect of the acquisition, gross margin increased to 76% during the three months ended September 30, 2011. The increase is primarily attributable to the execution of promotions offered to our customers during the three months ended September 30, 2011 which increased our revenues, while maintaining a consistent level of costs. Offsetting the improvement in our service gross margin is an increase in costs related to the communication services provided by our data services and our undersea cable operations provided to our large broadband customers.

Expenses

Sales, marketing and customer support expenses increased $443,000, or 213%, for the three months ended September 30, 2011, compared to the same period in 2010. Excluding the effect of the acquisition, sales, marketing and customer support expenses increased slightly by $57,000, or 27%, over the same period in the prior year.

Excluding the general and administrative expenses related to our acquired subsidiary, general and administrative expenses increased slightly by $69,000, or 10%, during the three months ended September 30, 2011, compared to the same period in 2010.

Other income (expense), net for the three months ended September 30, 2011 and 2010 is mainly comprised of the noncontrolling interest in BSI, SamoaTel and the American Samoan Hawaii Cable segment of our operations, representing the 33.33% ownership of the American Samoa Government.

Comparison of the Nine Months Ended September 30, 2011 to the Nine Months Ended September 30, 2010

The following table sets forth, for the periods indicated, unaudited interim condensed consolidated statements of operations information for our continuing operations in the South Pacific.

	For the Nine Months Ended September 30,
	2011	2010	$ Change	% Change
Revenue
Product Sales	$678,733	$388,533	$290,200	74.7%
Services	19,319,058	11,065,031	8,254,027	74.6%

Total Revenue	19,997,791	11,453,564	8,544,227	74.6%
Cost of Revenue
Product Sales	662,740	391,911	270,829	69.1%
Services	6,582,125	3,672,915	2,909,210	79.2%

Total Cost of Revenue	7,244,865	4,064,826	3,180,039	78.2%

Gross Profit	12,752,926	7,388,738	5,364,188	72.6%
	63.8%	64.5%		(0.7)%
Expenses
Sales, Marketing and Customer Support	1,451,827	659,843	791,984	120.0%
General and Administrative	4,411,798	2,198,708	2,213,090	100.7%
Negative Goodwill	(2,907,114)	—	(2,907,114)	(100.0)%
Depreciation and Amortization	3,439,862	2,810,448	629,414	22.4%
Amortization – Intangible Assets	200,925	256,802	(55,877)	(21.8)%

Total Expenses	6,597,298	5,925,801	671,497	11.3%

Operating Income (Loss)	6,155,628	1,462,937	4,692,691	320.8%
Interest (Expense) Income, Net	(1,124,075)	(1,039,670)	(84,405)	8.1%
Other Income (Expense)	(1,013,059)	360,210	(1,373,269)	(381.2)%
Income Tax Expense	(397,835)	—	(397,835)	(100.0)%

Net Income (Loss)	$3,620,659	$783,477	$2,837,182	362.1%

Product Sales

Excluding the effect of our acquisition, revenues from product sales during the nine months ended September 30, 2011 remained relatively consistent compared to the same period in 2010, increasing $15,000, or 4%, while cost of revenues decreased $41,000, or 10%. The cost of revenue from product sales decreased at a higher rate than the corresponding revenue, thereby improving our product margin, due to increased efforts in controlling our discounts so as to increase our net revenues. Cost of revenue for the nine months ended September 30, 2010 includes the effects of a write-off of obsolete inventory, which did not occur during the nine months ended September 30, 2011. We continue to expand our supplier base in order to maintain competitive pricing and products within our markets.

Services

Year over year increase in services revenues was $8.3 million, or 75%. Excluding the revenues from the acquisition, services revenues increased $107,000, or 1%, over the same period in 2010, while cost of revenues decreased $499,000, or 14%. The cost of revenue from services decreased at a higher rate than the corresponding revenue, thereby improving our service gross margin, due to improved mix of higher margin products and services combined with increased marketing efforts and promotions offered to our customers during the 2011 period.

Service gross margin remained consistent at 66% for the nine months ended September 30, 2011, compared to 67% for the nine months ended September 30, 2010. Excluding the effect of the acquisition, gross margin increased to 72% during the nine months ended September 30, 2011. The increase is primarily attributable to the successful execution of promotions offered to our customers during the nine months ended September 30, 2011, which increased our revenues, while maintaining a consistent level of costs. Offsetting the improvement in our service gross margin is an increase in costs related to the communication services provided by our data services and our undersea cable operations provided to our large broadband customers.

Expenses

Sales, marketing and customer support expenses increased $792,000, or 120%, for the nine months ended September 30, 2011, compared to the same period in 2010. Excluding the effect of our acquisition, sales, marketing and customer support expenses remained relatively consistent compared to the prior year.

Excluding the effect of general and administrative expenses related to our acquired subsidiary, general and administrative expenses increased $375,000, or 17%, during the nine months ended September 30, 2011, compared to the same period in 2010. The increase is mainly due to legal, professional and management fees incurred in connection with our acquisition of SamoaTel.

We realized preliminary negative goodwill of $2.9 million resulting from the acquisition of SamoaTel during the nine months ended September 30, 2011. Our preliminary review of SamoaTel’s assets on the balance sheet reflects a higher value than the purchase price, thus resulting in negative goodwill. However, we find that the value of the balance sheet assets is not an accurate reflection of the value of the overall business given deteriorating market share and an eroding revenue base. To combat this, we are planning to replace a portion of the assets in the coming months to enable the company to better compete in the market. We expect significant investments in infrastructure and complementary services to allow the company to deliver competitive products and services in the marketplace and therefore improve service and market position as well as offer value-added services to our customers.

Other income (expense), net for the nine months ended September 30, 2011 and 2010 is mainly comprised of the noncontrolling interest in BSI, SamoaTel and the American Samoan Hawaii Cable segment of our operations, representing the 33.33% ownership of the American Samoa Government.

Results of Operations – Corporate and Discontinued Operations

Comparison of the Three and Nine Months Ended September 30, 2011 to the Three and Nine Months Ended September 30, 2010

Our corporate headquarters primarily performs administrative services, and as such, does not generate revenue. The discontinued operations pertain predominantly to our Fiji operations.

The following tables set forth, for the periods indicated, unaudited interim condensed consolidated statements of operations information for our corporate office and our discontinued operations.

	000000000	000000000	000000000	000000000
	For the Three Months Ended September 30,
	2011	2010	$ Change	% Change
Expenses
General and Administrative	$576,747	$1,257,467	$(680,720)	(54.1)%
Transaction Related Expenses	—	414,066	(414,066)	(100.0)%
Depreciation and Amortization	33,957	36,136	(2,179)	(6.0)%

Total Expenses	610,704	1,707,669	(1,096,965)	(64.2)%

Operating Income (Loss)	(610,704)	(1,707,669)	1,096,965	(64.2)%
Interest (Expense) Income, Net	(181,623)	(177,087)	(4,536)	2.6%
Other Income (Expense)	(63,124)	376	(63,500)	(16888.4)%
Income (Loss) from Discontinued Operations	—	2,444,505	(2,444,505)	(100.0)%

Net Income (Loss)	$(855,451)	$560,125	$(1,415,576)	(252.7)%

	000000000	000000000	000000000	000000000
	For the Nine Months Ended September 30,
	2011	2010	$ Change	% Change
Expenses
Sales, Marketing and Customer Support
General and Administrative	$4,532,727	$5,608,814	$(1,076,087)	(19.2)%
Transaction Related Expenses	1,047,598	946,505	101,093	10.7%
Depreciation and Amortization	100,727	102,030	(1,303)	(1.3)%

Total Expenses	5,681,052	6,657,349	(976,297)	(14.7)%

Operating Income (Loss)	(5,681,052)	(6,657,349)	976,297	(14.7)%
Interest (Expense) Income, Net	(570,355)	(266,896)	(303,459)	113.7%
Other Income (Expense)	(27,417)	128,462	(155,879)	(121.3)%
Income (Loss) from Discontinued Operations	—	2,414,819	(2,414,819)	(100.0)%

Net Income (Loss)	$(6,278,824)	$(4,380,964)	$(1,897,860)	43.3%

General and administrative expenses are predominantly corporate overhead expenses including executive costs and fees for professional services. The decrease for the three and nine months ended September 30, 2011, compared to the same period in 2010, was primarily the result of overall lower professional fees, as well as overall lower compensation costs, offset by higher compensation costs resulting from performance-based incentives granted to management. Non-cash share-based compensation expense amounted to $46,000 and $752,000 for the three and nine months ended September 30, 2011, respectively, compared to $284,000 and $910,000 for the three and nine months ended September 30, 2010, respectively. The decrease in compensation costs is mainly attributable to a reduction in corporate headcount and lower salary and salary-related expenses, offset by performance-based incentives granted to management.

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

The increase in interest expense for the three and nine months ended September 30, 2011 is primarily due to the interest expense incurred in connection with the $5.0 million Exclusivity Advance from Amper.

In December 2009, our Board of Directors approved management’s plan to dispose of our operations in Fiji. We began to actively market and locate a buyer for our operations in Fiji during the quarter ended March 31, 2010. On June 24, 2010, we entered into a settlement agreement with Kelton Investments Ltd. and Datec Group Ltd., as plaintiffs, among others, pursuant to which

150,000 shares of our common stock were transferred to us in exchange for our interests in Datec Fiji and Datec Australia. As a result of this transaction, we re-measured the value of the net liabilities transferred at the lower of the carrying amount or fair value. We determined that the fair value of the 150,000 shares of our common stock returned to us was deminimus. Accordingly, we recorded a gain in discontinued operations, which includes the results of operations for the nine months ended September 30, 2010, of $2.4 million. That gain includes approximately $3.6 million from the recovery of accumulated translation gains previously reflected as a component of other comprehensive income.

Liquidity and Capital Resources

Our principal source of liquidity has been the Exclusivity Advance from Amper in the amount of $5 million. Additionally, the acquisitions of Medidata and SamoaTel contributed an additional $26.7 million in working capital as of September 30, 2011.

Overall Cash Inflows and Outflows

We generated $2.3 million of income from continuing operations and $13.1 million of cash in operating activities for the nine months ended September 30, 2011. As of September 30, 2011, we have working capital of $22.7 million.

Operating Activities. We generated $13.1 million of cash from operations during the nine months ended September 30, 2011. For the nine months ended September 30, 2011, our net loss amounted to $6.4 million, which included net non-cash expenses of $9.2 million. Changes in operating assets and liabilities provided $10.3 million in cash.

Investing Activities. Cash paid for the acquisition of SamoaTel, net of the cash acquired, amounted to $4.6 million during the nine months ended September 30, 2011. Net cash acquired in connection with the acquisition of Medidata amounted to $10.7 million. We paid $0.6 million for investments in capital assets and decreased our restricted cash balances by $0.9 million during the nine months ended September 30, 2011.

Financing Activities. We received $1.8 million in cash from financing activities during the nine months ended September 30, 2011. During the nine months ended September 30, 2011, we paid an aggregate of $1.2 million on our lines of credit, long-term debt and capital leases. We received $3.1 million in proceeds from noncontrolling interests in connection with the funding of BSI.

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

The successful management of our working capital needs is a key driver of our growth and cash flow generation of our operations in Latin America. One measurement we use to monitor working capital is days sales outstanding (“DSO”), which measures the number of days we take to collect revenue after a sale is made. Excluding the effect of Medidata, as well as $12.1 million in receivables for which we recognized the related revenues in prior years, our consolidated annualized DSO was 113 days at September 30, 2011, compared with 140 days at December 31, 2010. The improvement in DSO reflects our concerted efforts and focus to collect outstanding receivables on a more timely basis, as well as our focus on the collection of older receivables, thereby resulting in an improved cash flow position.

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

We have working capital of $22.7 million at September 30, 2011. We believe that we will have sufficient working capital to sustain our current operations and service our debt obligations through at least October 1, 2012. The acquisition of Medidata and SamoaTel are expected to provide us with significant working capital surplus in the future. However, there can be no assurance that the plans and actions proposed by management will be successful or that unforeseen circumstances will not require us to seek additional funding sources in the future or effectuate plans to conserve liquidity. In addition, there can be no assurance that in the event additional sources of funds are needed they will be available on acceptable terms, if at all.

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

No other changes to internal controls over financial reporting have come to management’s attention during the nine months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Contingent liabilities arising from potential litigation or notices received from the inspection authorities related to our Brazilian operations are assessed by management based on the individual analysis of these proceedings and on the opinion of the Company’s lawyers and legal consultants. Those considered as probable losses are provisioned in the accompanying unaudited interim condensed consolidated financial statements. Based on the information received from our legal consultants and on the analysis of potential demands, we have provisioned an amount deemed sufficient to cover estimated losses. Said contingent liabilities, mainly representing labor, real estate and sales tax contingencies, amounted to $12.8 million at September 30, 2011.

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

ELANDIA INTERNATIONAL INC.

Date: November 21, 2011	By:	/S/ HARLEY L. ROLLINS, III
Harley L. Rollins, III Chief Executive Office and Chief Financial Officer

Exhibit Index

Exhibit No.	Description of Document	Method of Filing

31.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.