Form 10-Q/A
period 2011-09-30
ELANDIA INTERNATIONAL INC.
filed 2011-11-28
CIK 1352819

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q of eLandia International Inc. for the quarter ended September 30, 2011 filed on November 21, 2011 (the “Form 10-Q”) for the sole purpose of furnishing the interactive data files as Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

PART II—OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit No.	Description of Document	Method of Filing

31.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Previously filed as an exhibit to the Form 10-Q filed on November 21, 2011

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Previously filed as an exhibit to the Form 10-Q filed on November 21, 2011

101.INS*	XBRL Instance Document	Filed herewith

101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELANDIA INTERNATIONAL INC.

Date: November 28, 2011	By:	/S/ HARLEY L. ROLLINS, III
Harley L. Rollins, III Chief Executive Officer and Chief Financial Officer

Exhibit Index

Exhibit No.	Description of Document	Method of Filing

31.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Previously filed as an exhibit to the Form 10-Q filed on November 21, 2011

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Previously filed as an exhibit to the Form 10-Q filed on November 21, 2011

101.INS*	XBRL Instance Document	Filed herewith

101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.